Form 10-K
period 2012-07-31
ModusLink Global Solutions Inc
filed 2013-01-11
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                 to

Commission file number: 001-35319

ModusLink Global Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Trapelo Road Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 663-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $214,158,281.

On January 4, 2013, the Registrant had outstanding 43,841,024 shares of common stock, $0.01 par value.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2012

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

Explanatory Note

Overview of Restatement

In this Annual Report on Form 10-K, ModusLink Global Solutions, Inc. (the “Company”):

(a)	restates its Consolidated Balance Sheets as of July 31, 2011 and 2010, and the related Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the fiscal years ended July 31, 2011, 2010, and 2009 ;
(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to the fiscal years ended July 31, 2011 and 2010;
(c)	restates its “Selected Financial Data” in Item 6 for fiscal years 2011, 2010, 2009, 2008, and 2007; and restates its Unaudited Quarterly Financial Data for the first two fiscal quarters in the fiscal year ended July 31, 2012 and each fiscal quarter in the fiscal years ended July 31, 2011 and 2010.

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

i

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

Restatement Adjustments

As a result of this investigation, the Audit Committee concluded that the Company would need to restate its financial statements from fiscal years 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, and that those previously issued financial statements should no longer be relied upon. The Company is correcting the underlying errors within this 10-K filing for the fiscal year ended July 31, 2012. Accordingly, the filing includes a restatement of the Company’s financial statements for fiscal years 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008. Any adjustments from periods prior to fiscal year 2007 are reflected in a change to beginning accumulated deficit for fiscal year 2007. The cumulative effect of those restatement adjustments on years prior to fiscal year 2007 has been restated as a $13.2 million increase to beginning accumulated deficit from $6,968.3 million to $6,981.5 million for fiscal year 2007. This disclosure expands the usual five year selected unaudited financial data to include 2007 to provide data that would otherwise have been presented had the Company issued an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011. In addition, immediately prior to the filing of this Annual Report on Form 10-K, we are filing the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, not previously filed.

The cumulative adjustments required to correct the errors for these previously reported periods are reflected in the restated financial information presented in this report.

Several principal adjustments were made to historic financial statements as a result of the restatement as shown in Effects of Restatement below. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as “accrued pricing liabilities”), which decreased working capital in the period. The Company believes that it may not ultimately be required to pay the accrued pricing liabilities, due in part to the nature of the interactions with its clients. Those interactions may provide either legal or factual grounds for mitigation of such liabilities. In addition, during such interactions, clients appear to be focused principally on service levels and the cost savings delivered to them by the Company, measured by the total price charged by the Company for its services. Even where there are “cost plus” or “cost-pass-through” contracts in effect, clients regularly request periodic price reductions, without reference to the actual costs incurred by the Company. The Company expects that its dealings with clients, which include periodic business and pricing reviews, as well as its ability to demonstrate the delivery of savings over time, may result in mitigation of the accrued pricing liabilities. When, and to the extent that, the Company is able to conclude that the liabilities have been extinguished for less than the amounts accrued, the Company will record the difference as other income. In the course of its business with certain clients, the Company has received releases of claims from such clients which have resulted in the Company concluding that the accrued pricing liabilities for those clients have been extinguished. The amounts derecognized and recorded in other income were $11.8 million and $13.5 million for the years ended July 31, 2012 and 2011. The remaining accrued pricing liabilities at July 31, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In addition to the errors described above, the restated financial statements include a $3.7 million adjustment in the year ended July 31, 2011 to correct a reserve for an uncertain tax position (the “tax adjustment”). Based on the date of effective settlement of the uncertain tax position, the reserve should have been reversed in the year ended July 31, 2011.

The restated financial statements also include other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements (the “other adjustments”). The previously unrecorded audit adjustments are being recorded as part of the restatement process although none of these adjustments is individually material.

In the tables appearing in this Form 10-K and the accompanying consolidated financial statements, the column labeled “Restatement Pricing Adjustments” sets forth the pricing adjustments and the column labeled “Restatement Other Adjustments” sets forth the tax adjustment (where applicable) and the other adjustments.

Effects of Restatement

Through July 31, 2012, the restatement adjustments had the following effects on net income (in thousands):

	Restatement Pricing Adjustments (Decrease) Increase	Restatement Other Adjustments (Decrease) Increase	Total Increase (Decrease) Increase to Net Income
2007	$(9,291)	$(2,386)	$(11,677)
2008	(8,297)	(324)	(8,621)
2009	(6,574)	643	(5,931)
2010	(4,891)	(1,163)	(6,054)
2011	11,576	2,974	14,550
2012	(913)	626	(287)

	$(18,390)	$370	$(18,020)

The following table sets forth the effects of the restatement adjustments on affected items within our previously reported Consolidated Financial Statements. The adjustments necessary to correct the errors have not had a material effect on reported cash flow.

Net revenue (in millions)	Six Months Ended 1/31/2012	Fiscal Year Ended 7/31/2011	Fiscal Year Ended 7/31/2010	Fiscal Year Ended 7/31/2009	Fiscal Year Ended 7/31/2008	Fiscal Year Ended 7/31/2007
As Reported	$384.7	$876.5	$924.0	$1,008.6	$1,068.2	$1,143.0
Adjustment	(0.5)	(2.7)	(5.6)	(6.6)	(8.3)	(9.3)

As Restated	$384.2	$873.8	$918.4	$1,002.0	$1,059.9	$1,133.7

Gross profit (in millions)	Six Months Ended 1/31/2012	Fiscal Year Ended 7/31/2011	Fiscal Year Ended 7/31/2010	Fiscal Year Ended 7/31/2009	Fiscal Year Ended 7/31/2008	Fiscal Year Ended 7/31/2007
As Reported	$41.6	$83.6	$116.6	$122.4	$137.6	$131.1
Adjustment	(0.3)	(2.7)	(5.6)	(6.6)	(8.4)	(9.9)

As Restated	$41.3	$80.9	$111.0	$115.8	$129.2	$121.2

Operating income (loss) (in millions)	Six Months Ended 1/31/2012	Fiscal Year Ended 7/31/2011	Fiscal Year Ended 7/31/2010	Fiscal Year Ended 7/31/2009	Fiscal Year Ended 7/31/2008	Fiscal Year Ended 7/31/2007
As Reported	$(11.3)	$(35.0)	$(6.9)	$(167.7)	$0.4	$14.8
Adjustment	(0.2)	(2.7)	(6.1)	(5.9)	(8.6)	(11.7)

As Restated	$(11.5)	$(37.7)	$(13.0)	$(173.6)	$(8.2)	$3.1

Other income (expense) (in millions)	Six Months Ended 1/31/2012	Fiscal Year Ended 7/31/2011	Fiscal Year Ended 7/31/2010	Fiscal Year Ended 7/31/2009	Fiscal Year Ended 7/31/2008	Fiscal Year Ended 7/31/2007
As Reported	$1.4	$(9.2)	$(3.4)	$(15.1)	$23.3	$41.5
Adjustment	—	13.6	—	—	—	—

As Restated	$1.4	$4.4	$(3.4)	$(15.1)	$23.3	$41.5

Net income (loss) (in millions)	Six Months Ended 1/31/2012	Fiscal Year Ended 7/31/2011	Fiscal Year Ended 7/31/2010	Fiscal Year Ended 7/31/2009	Fiscal Year Ended 7/31/2008	Fiscal Year Ended 7/31/2007
As Reported	$(11.4)	$(49.0)	$(17.8)	$(193.5)	$9.1	$49.4
Adjustment	(0.3)	14.6	(6.0)	(5.9)	(8.6)	(11.7)

As Restated	$(11.7)	$(34.4)	$(23.8)	$(199.4)	$0.5	$37.7

Diluted net income (loss) per share (in dollars)	Six Months Ended 1/31/2012	Fiscal Year Ended 7/31/2011	Fiscal Year Ended 7/31/2010	Fiscal Year Ended 7/31/2009	Fiscal Year Ended 7/31/2008	Fiscal Year Ended 7/31/2007
As Reported	$(0.26)	$(1.13)	$(0.40)	$(4.26)	$0.19	$1.01
Adjustment	(0.01)	0.33	(0.14)	(0.13)	(0.18)	(0.24)

As Restated	$(0.27)	$(0.80)	$(0.54)	$(4.39)	$0.01	$0.77

v

Working capital (in millions)	Six Months Ended 1/31/2012	Fiscal Year Ended 7/31/2011	Fiscal Year Ended 7/31/2010	Fiscal Year Ended 7/31/2009	Fiscal Year Ended 7/31/2008	Fiscal Year Ended 7/31/2007
As Reported	$169.8	$184.2	$222.6	$237.0	$238.7	$320.2
Adjustment	(32.6)	(31.8)	(43.1)	(37.2)	(31.2)	(22.6)

As Restated	$137.2	$152.4	$179.5	$199.8	$207.5	$297.6

The adjustments made as a result of the restatement are more fully described in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to the Consolidated Financial Statements included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments , see Part II—Item 6—Selected Financial Data and Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies see Part II—Item 9A—Controls and Procedures.

Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatements have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for any period prior to and including January 31, 2012 and any earnings releases or other communications relating to these periods. See Note 21, Selected Quarterly Financial Information (unaudited), of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments for the first two quarters of the fiscal year ended July 31, 2012 and each of the quarterly periods in the fiscal years ended July 31, 2011 and 2010.

PART I

ITEM 1.—	BUSINESS

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”), ModusLink PTS, Inc. (“ModusLink PTS”) and Tech For Less LLC (“TFL”), executes comprehensive supply chain and logistics services that improve clients’ revenue, cost, sustainability and customer experience objectives. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. The Company’s operations are supported by a global footprint that includes more than 30 sites in 15 countries across North America, Europe, and the Asia region.

Over the past decade, the Company has expanded its services by acquiring and developing businesses focused on supply chain management services, entitlement, e-business management solutions, consumer electronics repair services and reverse logistics services. Open Channel Solutions, Inc. was acquired on March 18, 2008 and changed its name to ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”) during fiscal year 2009. Effective August 1, 2010, ModusLink OCS was merged with ModusLink and became part of the Company’s e-Business operations. The Company’s e-Business operations provide integrated e-commerce, client support, financial transaction processing, physical shipment and returns processes on a global basis, and entitlement and e-business management solutions. ModusLink PTS, acquired as PTS Electronics, Inc. on May 2, 2008, provides consumer electronics service repair and reverse logistics services. Tech for Less LLC (“TFL”), acquired on December 4, 2009, processes and markets client-returned consumer electronics and business technology products.

The Company has six operating segments: Americas; Asia; Europe; e-Business; ModusLink PTS; and TFL. Each of these operating segments has designated management teams with direct responsibility over the operations of the respective operating segment. During the fiscal year ended July 31, 2012, the Company determined that it has four reportable segments, Americas, Asia, Europe, and TFL. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its four reportable segments, the Company reports an “All other” category. The All other category represents the e-Business operating segment. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments. Certain segment information, including revenue, profit and asset information, is set forth in Note 5 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. The Company’s address is 1601 Trapelo Road, Suite 170, Waltham, Massachusetts 02451.

Services

ModusLink’s revenue primarily comes from the sale of supply chain management services performed for its clients. These services include the procurement of clients’ raw component inventory, as well as the storage, manufacturing and distribution of their proprietary products for sale by our clients to their own customers.

ModusLink’s supply chain management services and solutions are provided to technology and other industries on a global scale. ModusLink’s core solutions are factory supply, postponement, aftermarket services and e-Business. These are supported by functional activities including, but not limited to sourcing and supply base management, product configuration, fulfillment and distribution, aftermarket services such as returns management and asset disposition, client care, and digital rights management. Additionally, ModusLink is a Microsoft Authorized Replicator, further enhancing its position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (“OEMs”).

ModusLink’s core solutions include:

Factory Supply—The Factory Supply solution provides inbound supply of components into ModusLink’s clients’ manufacturing or light assembly operations on behalf of a client. The solution provides clients with a cost effective means to ensure consistent component quality.

Postponement—The Postponement solution combines ModusLink’s supply chain design expertise and execution capabilities and our global footprint with techniques, tools and processes to deliver customized solutions to our clients, enabling them to capitalize on “last-mile” customization of their products for consumption in local markets reducing inventory and shipping costs while maximizing flexibility and responsiveness to their markets.

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

Aftermarket Services—The Aftermarket Services solutions include a complete range of post-sales activity including multi-channel returns management, testing, repair, and asset disposition/ value recovery, enabling clients to benefit from greater efficiency, cost reduction and asset value retention, while improving customer satisfaction.

e-Business—ModusLink’s e-Business enables a direct end-user revenue channel for clients through its solutions that include integrated e-commerce, client support, financial transaction processing and physical shipment and returns processes on a global basis. e-Business also delivers digital rights management capabilities that facilitate revenue generation for software publishers and related businesses by managing the complexities of multi-channel subscription and client access rights (entitlements) inherent in software licensing through a line of technology, consulting and client support solutions.

ModusLink’s solutions seamlessly integrate with other supply chain service providers such as contract manufacturing companies and transportation providers. ModusLink improves the efficiency and effectiveness of the supply chain.

Acquisitions in Fiscal Year 2010

Tech for Less, LLC

On December 4, 2009, the Company completed the acquisition of Tech for Less LLC, a processor and marketer of client-returned consumer electronics and business technology products. The Company acquired 100% of the equity interest of TFL.

Acquisitions in Fiscal Year 2008

Open Channel Solutions, Inc.

On March 18, 2008, the Company completed the acquisition of Open Channel Solutions, Inc., a leading global provider of entitlement and e-business management solutions and services. ModusLink previously had an equity interest in Open Channel Solutions, Inc., which interest was originally acquired when the Company acquired Modus Media, Inc. The acquisition of Open Channel Solutions, Inc. provides a complementary offering, which permits the Company to offer a “digital to physical” supply chain management solution. Open Channel Solutions, Inc. changed its name to ModusLink Open Channel Solutions, Inc. during fiscal year 2009. Effective August 1, 2010, the Company merged ModusLink OCS with its e-Business operations.

The e-Business operations work with industry-leading software publishers, digital content providers and OEMs to more effectively manage volumes and multichannel licensing programs for a better return on investment. e-Business’ Poetic® Licensing Management System is designed to centrally manage the complete range of multichannel entitlement management operations including business-to-business order management, license and feature activation, upgrades, renewal management and electronic software download.

PTS Electronics

On May 2, 2008, the Company completed the acquisition of PTS Electronics, Inc., a leading provider of end-to-end aftermarket services and solutions and one of the largest technology repair service and reverse logistics providers in the industry. PTS Electronics, Inc. changed its name to ModusLink PTS, Inc. during fiscal year 2009. ModusLink PTS offers a complete range of post-sales activity including multi-channel returns management, testing, repair, and asset disposition/value recovery.

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

Facilities

The Company’s global footprint consists of an integrated network of strategically located facilities in 15 countries, including numerous sites throughout North America, Europe and Asia. The Company’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to manage supply chain requirements, deliver and configure products in-region, close to the point of consumption or close to the point of manufacturing in low-cost regions, such as China, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

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

For the supply chain solutions, the Company faces competition from Electronics Manufacturing Services/Contract Manufacturers (EMS/CM), third party logistics (3PL) providers, Supply Chain Management (SCM) companies, and regional specialty companies. For the aftermarket services, the Company competes against independent repair vendors, EMS/CM companies, 3PL providers, and SCM companies. For the e-business solutions, the Company’s competition includes global outsource providers, software as a service providers and technology providers. For the entitlement management solutions the Company competes against computer software providers offering content and document management solutions. As a provider of an outsourcing solution, the Company’s competition also includes current and prospective clients, who evaluate the Company’s capabilities in light of their own capabilities and cost structures.

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

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2012, the Company’s 10 largest clients accounted for approximately 69% of consolidated net revenue. This compares to the Company’s 10 largest clients accounting for approximately 73%, 75%, and 77% of consolidated net revenue for the fiscal years ended July 31, 2011, 2010 and 2009, respectively. Sales to one client, Hewlett-Packard, accounted for approximately 31%, 28%, and 30%, respectively of the Company’s consolidated net revenue for the fiscal years ended July 31, 2012, 2011, and 2010, respectively. Sales to three clients, Hewlett-Packard, Advanced Micro Devices, and SanDisk Corporation, accounted for approximately 27%, 10%, and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year ended July 31, 2009. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or to designate the Company as its sole supplier of any particular services. The loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

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

International Operations

We currently conduct business in many countries including the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, India, and Mexico, in addition to our United States operations. In fiscal year 2012, approximately 58% of the Company’s consolidated net revenue was generated internationally. Refer to Note 5 of the accompanying notes to consolidated financial statements included in Item 8 below.

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

Seasonality

Our clients’ products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season.

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

Employees

At July 31, 2012, we employed approximately 3,900 persons on a full-time basis, 1,100 in the Americas, 1,600 in Asia and 1,200 in Europe. Our subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 22 employees. Our subsidiary in France is party to collective bargaining agreements covering approximately 36 employees. Approximately 168 of the employees of our Ireland subsidiaries are members of labor unions. Unionizing activities are anticipated at two of our Asia facilities of which 309 individuals are employed. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business and at times the number of these workers may approximate the number of our full-time employees.

Our Corporate Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our internet address is http://www.moduslink.com. The contents of our website are not part of this annual report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

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

In addition, the loss of a significant amount of business or program with any key client could cause our revenue to decline. For the fiscal year ended July 31, 2012, sales to one client, Hewlett-Packard, accounted for approximately 31% of our consolidated net revenue. During the year ended July 31, 2012, ten clients accounted for approximately 69% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

For the fiscal year ended July 31, 2012, we reported an operating loss of approximately $45.9 million. Our revenue for a particular quarter is difficult to predict and may fluctuate significantly. We anticipate that we will continue to incur significant operating expenses in the future, including significant costs of revenue and selling, general and administrative expenses. Therefore, we cannot assure you that we will achieve or sustain operating profitability in the future. We also have significant commitments and contingencies, including real estate leases, continuing stadium sponsorship obligations, and inventory purchase obligations. We may also use significant amounts of cash to grow and expand our operations. At July 31, 2012, we had consolidated cash, cash equivalents and marketable securities balance of approximately $52.5 million, and fixed contractual obligations of approximately $95.1 million. Approximately $43.3 million of the fixed contractual obligations are due in less than one year. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

We currently conduct business in many countries including the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, India, and Mexico, in addition to our United States operations. International revenue accounted for approximately 58% of our total consolidated net revenue for the fiscal year ended July 31, 2012. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded as low as $2.60 per share and as high as $6.00 per share during the fiscal year ended July 31, 2012. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

We may incur impairments to goodwill or long-lived assets.

We test goodwill for impairment annually or if a triggering event occurs. We also test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, e-Business, ModusLink PTS and TFL, on July 31 of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. We determined that intangible assets were impaired and recorded a non-cash charge of $0.9 million in the third quarter ended April 30, 2012 for the TFL reporting unit. Additionally, in the third quarter of fiscal year 2012, the Company determined that the fixed assets at its facility in Kildare, Ireland, were impaired and recorded a non-cash charge of $1.1 million related to that facility. These impairment charges were recorded in connection with the preparation of our quarterly financial statements for the quarter ended April 30, 2012. The Company performed its annual impairment test on July 31, 2012 and concluded that there was no additional goodwill impairment. We will continue to test goodwill for impairment annually and upon the occurrence of a triggering event.

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

We recorded a non-cash goodwill impairment charge of $25.8 million at July 31, 2010, consisting of $2.8 million for e-Business, $12.8 million for ModusLink PTS and $10.2 million for TFL. We recorded a non-cash goodwill impairment charge of $164.7 million in the second quarter of fiscal year 2009 related to the Company’s Americas, Europe and Asia reporting units. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in preparing our valuations of our reporting units for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected.

As of July 31, 2012, we had a goodwill balance of $3.1 million related to the e-Business reporting unit. As of July 31, 2012, $20.6 million, $11.3 million, $12.1 million, and $6.3 million of the Company’s long-lived assets related to the Americas, Asia, Europe, and e-Business reporting units, respectively. The long-lived assets of TFL have been fully impaired as of July 31, 2012. As a result of the analyses performed as of July 31, 2012, the Company concluded that there was no impairment on the $3.1 million of goodwill and the Company’s long-lived assets. Goodwill and long-lived asset impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-term growth rates and the level and timing of future cash flows. As a result, several factors could result in the impairment of some or all of our goodwill balance and our long-lived assets in future periods, including, but not limited to further weakening of the global economy, continued weakness in the industry, or failure of the Company to reach our internal forecasts which could impact our ability to achieve our forecasted levels of cash flows.

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

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the investee. At July 31, 2012, these investments had a carrying value of $10.8 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. We recorded non-cash impairment charges related to our @Ventures investments of approximately $2.9 million, $2.5 million, $0.3 million, and $16.8 million during the fiscal years ended July 31, 2012, 2011, 2010 and 2009. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations.

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

We are currently party to various legal and other proceedings. In particular, certain putative class actions and stockholder derivative actions have been filed against us in response to our announcement of the restatement. See Item 3, Legal Proceedings. These matters may involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. We can provide no assurances as to the outcome of any litigation.

Management’s determination that material weaknesses exist in our internal controls over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of this Annual Report, management reports that material weaknesses exist in the Company’s internal control over financial reporting. Due to these material weaknesses, management has concluded that as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters that have caused the control deficiencies underlying the material weaknesses, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

ITEM 1B.—	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—	PROPERTIES

We lease or own more than 30 sites in 15 countries from which we operate ModusLink, which facilities consist of office and warehouse space. These facilities are located throughout the world, including significant facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, Europe, Taiwan, Singapore, Malaysia, Japan, China, Hong Kong, Australia, and India. TFL and ModusLink PTS operate from leased headquarters in Indiana and ModusLink PTS leases an additional three facilities in Indiana. e-Business operates from its leased facilities in the Netherlands with offices in Massachusetts, Utah, Singapore and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

Our leases generally expire at varying dates through fiscal year 2026 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us.

ITEM 3.—	LEGAL PROCEEDINGS

SEC Inquiry

As previously disclosed in its Form 10-Q filed for the second quarter of fiscal year 2012 ended January 31, 2012, the Company received an inquiry from the SEC regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. To date the SEC has not asserted any formal claims.

Audit Committee Internal Investigation

As previously disclosed in the Current Report on Form 8-K dated June 9, 2012, the Audit Committee of the Company’s Board of Directors initiated an internal investigation in light of the SEC staff’s inquiry. The Audit Committee retained legal counsel, which in turn retained forensic accountants to assist in this investigation and to respond to requests in the SEC staff’s inquiry.

Stockholder Litigation

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

ITEM 4.—	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MLNK”. The following table sets forth the range of high and low sales prices per share of common stock per fiscal quarter, as reported by the NASDAQ for our two most recent fiscal years.

Fiscal Year Ended July 31, 2012	High	Low
First Quarter	$4.43	$3.25
Second Quarter	$5.85	$3.98
Third Quarter	$6.00	$4.78
Fourth Quarter	$5.02	$2.60

Fiscal Year Ended July 31, 2011	High	Low
First Quarter	$7.44	$5.75
Second Quarter	$7.17	$6.13
Third Quarter	$7.16	$5.09
Fourth Quarter	$5.26	$4.16

Stockholders

As of January 4, 2013, there were approximately 1,586 holders of record of common stock of the Company.

Dividends

On March 7, 2011 the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011.

Prior and subsequent to the special cash dividend announced on March 7, 2011, the Company had never declared or paid cash dividends on our common stock. We currently intend to retain earnings, if any, to support our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the quarter ended July 31, 2012.

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2012 to May 31, 2012	1,798	(1)	$4.66	—	—
June 1, 2012 to June 30, 2012	226	(1)	$3.10	—	—
July 1, 2012 to July 31, 2012	1,012	(1)	$3.31	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

ITEM 6.—	SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the fiscal years ended July 31, 2011, 2010, 2009, 2008, and 2007, have been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Note 3, Restatement of Previously Issued Financial Statements and in Note 21, Selected Quarterly Financial Information (Unaudited) of the Consolidated Financial Statements included in Item 8 of this Annual Report. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. On March 18, 2008, we acquired Open Channel Solutions, Inc. During fiscal year 2009 Open Channel Solutions, Inc. changed its name to ModusLink Open Channel Solutions, Inc. (“ModusLink OCS”). Effective August 1, 2010 ModusLink OCS was merged with the Company’s e-Business operations. On May 2, 2008, we acquired ModusLink PTS. On December 4, 2009, we acquired TFL. The following consolidated financial data includes the results of operations of the e-Business operations, ModusLink PTS and TFL from their dates of acquisition. The historical results presented herein are not necessarily indicative of future results.

	Years Ended July 31,
		2011	2010	2009	2008	2007
	2012	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$739,891	$873,748	$918,445	$1,001,980	$1,059,910	$1,133,735
Cost of revenue	675,579	792,809	807,416	886,144	930,662	1,012,554
Selling, general and administrative	99,409	85,187	92,855	99,938	114,439	108,706
Amortization of intangible assets	1,279	5,457	6,308	5,485	3,773	4,821
Impairment of goodwill and long-lived assets	2,062	27,166	25,800	164,682	14,000	—
Restructuring, net	7,455	795	(965)	19,341	5,285	4,566

Operating income (loss)	(45,893)	(37,666)	(12,969)	(173,610)	(8,249)	3,088
Interest income (expense), net	7	(224)	(275)	677	6,594	7,905
Other gains (losses), net	14,431	8,882	(988)	820	16,149	31,874
Equity in income (losses) of affiliates and impairments	(4,109)	(4,308)	(2,129)	(16,565)	589	1,726
Income tax expense	(3,035)	(819)	(5,162)	(10,831)	(10,425)	(7,135)

Income (loss) from continuing operations	(38,599)	(34,135)	(21,523)	(199,509)	4,658	37,458
Income (loss) from discontinued operations, net of income taxes	491	(330)	(2,318)	126	(4,151)	276

Net income (loss)	$(38,108)	$(34,465)	$(23,841)	$(199,383)	$507	$37,734

Basic and Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.88)	$(0.79)	$(0.49)	$(4.39)	$0.10	$0.76
Income (loss) from discontinued operations, net of income taxes	0.01	(0.01)	(0.05)	—	(0.09)	0.01

Net earnings (loss)	$(0.87)	$(0.80)	$(0.54)	$(4.39)	$0.01	$0.77

Shares used in computing basic income (loss) per share	43,565	43,294	44,104	45,372	47,747	48,455

Shares used in computing diluted income (loss) per share	43,565	43,294	44,104	45,372	47,901	48,833

	As of July 31,
		2011	2010	2009	2008	2007
	2012	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$113,511	$152,383	$179,452	$199,802	$207,508	$297,626
Total assets	358,882	422,247	525,941	556,027	810,721	819,128
Long-term obligations	11,374	14,562	20,155	21,271	29,542	43,706
Stockholders’ equity	165,132	214,542	275,514	308,465	514,772	532,489

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

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

Overview of Restatement

In this Annual Report on Form 10-K, ModusLink Global Solutions, Inc. (the “Company”):

(a)	restates its Consolidated Balance Sheets as of July 31, 2011 and 2010, and the related Consolidated Statements of Operations, Cash Flows and Stockholders’ Equity for the fiscal years ended July 31, 2011, 2010, and 2009 ;

(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to the fiscal years ended July 31, 2011 and 2010;

(c)	restates its “Selected Financial Data” in Item 6 for fiscal years 2011, 2010, 2009, 2008, and 2007; and

(d)	restates its Unaudited Quarterly Financial Data for the first two fiscal quarters in the fiscal year ended July 31, 2012 and each fiscal quarter in the fiscal years ended July 31, 2011 and 2010.

Background

On February 15, 2012, the Division of Enforcement of the Securities and Exchange Commission (“SEC”) initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors (the “SEC Inquiry”). Concurrent with the SEC Inquiry, the Audit Committee of the Company’s Board of Directors commenced an internal investigation of the Company’s practice with regard to rebates received from vendors.

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

Restatement Adjustments

As a result of this investigation, the Audit Committee concluded that the Company would need to restate its financial statements from fiscal years 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, and that those previously issued financial statements should no longer be relied upon. The Company is correcting the underlying errors within this 10-K filing for the fiscal year ended July 31, 2012. Accordingly, the filing includes a restatement of the Company’s financial statements for fiscal years 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008. Any adjustments from periods prior to fiscal year 2007 are reflected in a change to beginning accumulated deficit for fiscal year 2007. The cumulative effect of those restatement adjustments on years prior to fiscal year 2007 has been restated as a $13.2 million increase to beginning accumulated deficit from $6,968.3 million to $6,981.5 million for fiscal year 2007. This disclosure expands the usual five year selected unaudited financial data to include 2007 to provide data that would otherwise have been presented had the Company issued an amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011. In addition, immediately prior to the filing of this Annual Report on Form 10-K, we are filing the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, not previously filed.

The cumulative adjustments required to correct the errors for these previously reported periods are reflected in the restated financial information presented in this report.

Several principal adjustments were made to historic financial statements as a result of the restatement as shown in Quarterly Effects of Restatement below. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, revenue was reduced by the pricing adjustment. A corresponding accrued pricing liability was recorded in that period, which decreased working capital in the period. As described earlier in this Annual Report on Form 10-K, the Company believes that it may not ultimately be required to pay the accrued pricing liabilities, due in part to the nature of the interactions with its clients. When, and to the extent that, the Company is able to conclude that the liabilities have been extinguished for less than the amounts accrued, the Company will record the difference as other income. The amounts derecognized and recorded in other income were $11.8 million and $13.5 million for the years ended July 31, 2012 and 2011, respectively. The remaining accrued pricing liabilities at July 31, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In addition to the errors described above, the restated financial statements include a $3.7 million adjustment in the year ended July 31, 2011 to correct a reserve for an uncertain tax position. Based on the date of effective settlement of the uncertain tax position, the reserve should have been reversed in the year ended July 31, 2011.

The restated financial statements also include other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements. The previously unrecorded audit adjustments are being recorded as part of the restatement process although none of these adjustments is individually material.

Quarterly Effects of the Restatement

The following tables and subsequent sections discuss the effect of the restatement on quarterly net revenue, operating income (loss), net income (loss) and diluted net income (loss) per share during the first two quarters in the fiscal year ended July 31, 2012 and all four quarters in the fiscal years ended July 31, 2011 and 2010, and on working capital as of the end of each of the first two quarters in the fiscal year 2012 and all four quarters in fiscal years ended July 31, 2011 and 2010. Note 21 to our consolidated financial statements sets forth unaudited restated quarterly financial information for the first two quarters in the fiscal year ended July 31, 2012 and all four quarters in the fiscal years ended July 31, 2011 and 2010.

	YEAR ENDED JULY 31, 2012 (FOR THE QUARTERS ENDED) (In Thousands, except per share data)
	October 31, 2011		January 31, 2012
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenue	$206,151	$205,908	$178,588	$178,324
Operating income (loss)	$2,208	$2,186	$(13,469)	$(13,730)
Net income (loss)	$1,169	$1,145	$(12,613)	$(12,876)
Diluted net income (loss) per share	$0.03	$0.03	$(0.29)	$(0.30)
Working capital at end of quarter	$185,322	$153,198	$169,806	$137,191

	YEAR ENDED JULY 31, 2011
	(FOR THE QUARTERS ENDED)
	(In Thousands, except per share data)
	October 31, 2010		January 31, 2011		April 30, 2011		July 31, 2011
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Net revenue	$236,379	$235,271	$234,150	$233,212	$207,140	$206,579	$198,798	$198,688
Operating income (loss)	$(2,665)	$(3,779)	$(26,324)	$(27,268)	$(1,616)	$(2,183)	$(4,367)	$(4,436)
Net income (loss)	$(6,670)	$(2,212)	$(28,334)	$(29,280)	$(5,126)	$1,478	$(8,885)	$(4,451)
Diluted net income (loss) per share	$(0.15)	$(0.05)	$(0.65)	$(0.68)	$(0.12)	$0.03	$(0.21)	$(0.10)
Working capital end of quarter	$224,096	$186,621	$226,326	$188,333	$189,287	$157,745	$184,248	$152,383

	YEAR ENDED JULY 31, 2010
	(FOR THE QUARTERS ENDED)
	(In Thousands, except per share data)
	October 31, 2009		January 31, 2010		April 30, 2010		July 31, 2010
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Net revenue	$246,678	$245,273	$235,488	$234,034	$213,697	$212,379	$228,133	$226,760
Operating income (loss)	$11,555	$10,198	$5,982	$4,576	$1,295	$(605)	$(25,760)	$(27,139)
Net income (loss)	$8,558	$7,197	$2,566	$1,157	$(3,426)	$(5,329)	$(25,485)	$(26,867)
Diluted net income (loss) per share	$0.19	$0.16	$0.06	$0.03	$(0.08)	$(0.12)	$(0.58)	$(0.62)
Working capital end of quarter	$248,872	$210,336	$222,846	$182,902	$221,287	$179,441	$222,613	$179,452

2012

The restatement adjustments decreased net revenue for the quarter ended October 31, 2011 by $0.3 million, from $206.2 million as previously reported, to $205.9 million. Of this decrease, $0.4 million related to pricing adjustments offset by an increase in revenue of $0.1 million related to other adjustments. The restatement did not materially impact operating income or net income for the quarter ended October 31, 2011. The restatement did not change diluted net income per share for the quarter ended October 31, 2011. The restatement decreased working capital as of October 31, 2011 by $32.1 million, from $185.3 million as previously reported, to $153.2 million.

The restatement adjustments decreased net revenue for the quarter ended January 31, 2012 by $0.3 million, from $178.6 million as previously reported, to $178.3 million. Of this decrease, $0.5 million related to pricing adjustments offset by an increase in revenue of $0.2 million related to other adjustments. The restatement increased the operating loss for the quarter ended January 31, 2012 by $0.2 million, from $13.5 million as previously reported, to $13.7 million. The restatement increased net loss for the quarter ended January 31, 2012 by $0.3 million, from $12.6 million as previously reported, to $12.9 million. The restatement increased diluted net loss per share for the quarter ended January 31, 2012 by $0.01, from $0.29 as previously reported, to $0.30. The restatement decreased working capital as of January 31, 2012 by $32.6 million, from $169.8 million as previously reported, to $137.2 million.

2011

The restatement adjustments decreased net revenue for the quarter ended October 31, 2010 by $1.1 million, from $236.4 million as previously reported, to $235.3 million. Of this decrease, $0.6 million related to pricing adjustments and $0.5 million related to other adjustments. The restatement increased operating loss for the quarter ended October 31, 2010 by $1.1 million, from $2.7 million as previously reported, to $3.8 million. The restatement decreased net loss for the quarter ended October 31, 2010 by $4.5 million, from $6.7 million as previously reported, to $2.2 million due to the derecognition of accrued pricing liabilities related to the releases of claims received from certain customers. The restatement decreased diluted net loss per share for the quarter ended October 31, 2010 by $0.10, from $0.15 as previously reported, to $0.05. The restatement decreased working capital as of October 31, 2010 by $37.5 million, from $224.1 million as previously reported, to $186.6 million.

The restatement adjustments decreased net revenue for the quarter ended January 31, 2011 by $0.9 million, from $234.1 million as previously reported, to $233.2 million. Of this decrease, $0.5 million related to pricing adjustments and $0.4 million related to other adjustments. The restatement increased operating loss for the quarter ended January 31, 2011 by $1.0 million, from $26.3 million as previously reported, to $27.3 million. The restatement increased net loss for the quarter ended January 31, 2011 by $1.0 million, from $28.3 million as previously reported, to $29.3 million. The restatement increased diluted net loss per share for the quarter ended January 31, 2011 by $0.03, from $0.65 as previously reported, to $0.68. The restatement decreased working capital as of January 31, 2011 by $38.0 million, from $226.3 million as previously reported, to $188.3 million.

The restatement adjustments decreased net revenue for the quarter ended April 30, 2011 by $0.5 million, from $207.1 million as previously reported, to $206.6 million. Of this decrease, $0.4 million related to pricing adjustments and $0.1 million related to other adjustments. The restatement increased the operating loss for the quarter ended April 30, 2011 by $0.6 million, from $1.6 million as previously reported, to $2.2 million. The restatement decreased net loss for the quarter ended April 30, 2011 by $6.6 million, from net loss of $5.1 million as previously reported, to net income of $1.5 million due to the extinguishment of certain accrued pricing liabilities during the quarter. The restatement decreased diluted net loss per share for the quarter ended April 30, 2011 by $0.15, from diluted net loss per share of $0.12 as previously reported, to diluted net income per share of $0.03. The restatement decreased working capital as of April 30, 2011 by $31.6 million, from $189.3 million as previously reported, to $157.7 million.

The restatement adjustments decreased net revenue for the quarter ended July 31, 2011 by $0.1 million, from $198.8 million as previously reported, to $198.7 million. Of this decrease, $0.4 million related to pricing adjustments offset by an increase in revenue of $0.3 million related to other adjustments. The restatement decreased net loss for the quarter ended July 31, 2011 by $4.4 million due to $1.1 million related to other adjustments and a $3.7 million reversal of a reserve for an uncertain tax position offset by a $0.4 million decrease in net income related to pricing adjustments, from $8.9 million as previously reported, to $4.5 million. The restatement decreased diluted net loss per share for the quarter ended July 31, 2011 by $0.11, from $0.21 as previously reported, to $0.10. The restatement decreased working capital as of July 31, 2011 by $31.8 million, from $184.2 million as previously reported, to $152.4 million.

2010

The restatement adjustments decreased net revenue for the quarter ended October 31, 2009 by $1.4 million, from $246.7 million as previously reported, to $245.3 million. All of the $1.4 million related to pricing adjustments. The restatement decreased operating income for the quarter ended October 31, 2009 by $1.4 million, from $11.6 million as previously reported, to $10.2 million. The restatement decreased net income for the quarter ended October 31, 2009 by $1.4 million, from $8.6 million as previously reported, to $7.2 million. The restatement decreased diluted net income per share for the quarter ended October 31, 2009 by $0.03 from $0.19 as previously reported, to $0.16. The restatement decreased working capital as of October 31, 2009 by $38.6 million, from $248.9 million as previously reported, to $210.3 million.

The restatement adjustments decreased net revenue for the quarter ended January 31, 2010 by $1.5 million, from $235.5 million as previously reported, to $234.0 million. All of the $1.5 million related to pricing adjustments. The restatement decreased operating income for the quarter ended January 31, 2010 by $1.4 million, from $6.0 million as previously reported, to $4.6 million. The restatement decreased net income for the quarter ended January 31, 2010 by $1.4 million, from $2.6 million as previously reported, to $1.2 million. The restatement decreased diluted net income per share for the quarter ended January 31, 2010 by $0.03, from $0.06 as previously reported, to $0.03. The restatement decreased working capital as of January 31, 2010 by $39.9 million, from $222.8 million as previously reported, to $182.9 million.

The restatement adjustments decreased net revenue for the quarter ended April 30, 2010 by $1.3 million, from $213.7 million as previously reported, to $212.4 million. Of this decrease, $1.0 million related to pricing adjustments and $0.3 million related to other adjustments. The restatement decreased operating income for the quarter ended April 30, 2010 by $1.9 million, from $1.3 million as previously reported, to an operating loss of $0.6 million. The restatement increased net loss for the quarter ended April 30, 2010 by $1.9 million, from $3.4 million as previously reported, to net loss of $5.3 million. The restatement increased diluted net loss per share for the quarter ended April 30, 2010 by $0.04 from $0.08 as previously reported, to $0.12. The restatement decreased working capital as of April 30, 2010 by $41.9 million, from $221.3 million as previously reported, to $179.4 million.

The restatement adjustments decreased net revenue for the quarter ended July 31, 2010 by $1.3 million, from $228.1 million as previously reported, to $226.8 million. Of this decrease, $0.9 million related to pricing adjustments and $0.4 million related to other adjustments. The restatement increased operating loss for the quarter ended July 31, 2010 by $1.3 million, from $25.8 million as previously reported, to $27.1 million. The restatement increased net loss for the quarter ended July 31, 2010 by $1.4 million, from $25.5 million as previously reported, to $26.9 million. The restatement increased diluted net loss per share for the quarter ended July 31, 2010 by $0.04 from $0.58 as previously reported, to $0.62. The restatement decreased working capital as of July 31, 2010 by $43.1 million, from $222.6 million as previously reported, to $179.5 million.

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

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, goodwill and long-lived asset impairment, restructuring, amortization of intangible assets and share-based compensation. See Note 5 of the accompanying notes to consolidated financial statements included in Item 8 below for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

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

Drive sales growth through a combination of existing client penetration and targeting new markets. Historically, a significant portion of our revenue from our supply chain business has been generated from clients in the computing and software markets. These markets are mature and, as a result, gross margins in these markets tend to be low. To address this, in addition to the computing and software markets, we have expanded our sales focus to include additional markets within technology, such as communications, storage and consumer electronics, and outside of technology, such as medical devices. We believe these markets are experiencing faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often have significant need for a supply chain partner who will be an extension to their business models.

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

During the fiscal year ended July 31, 2009, the Company saw a significant weakening in the business environment and global economy. Management believes that the declines in revenue during the fiscal years ended July 31, 2012, 2011 and 2010 compared with the fiscal year ended July 31, 2009 are in large part due to continued weakness in the global economic environment. During fiscal year 2009, the Company implemented restructuring plans to better position the Company for the long-term, given the ongoing challenging economic environment. The cost cutting actions that were taken during fiscal year 2009 as a result of the general economic decline included the elimination of approximately 550 jobs and the closing of certain facilities. During fiscal year 2012, the Company continued cost cutting actions when recording net restructuring charges of $7.5 million primarily due to global initiatives to streamline operations and reduce our facility footprint. If the Company is unable to improve efficiencies and productivity and achieve lower operating costs, it may be unable to achieve profitability if revenue were to continue to decline.

For the fiscal year ended July 31, 2012, the Company reported net revenue of $739.9 million, an operating loss of $45.9 million, a loss from continuing operations before income taxes of $35.6 million, a net loss of $38.1 million and a gross margin percentage of 8.7%. Operating results for the fiscal year ended July 31, 2012 include the impact of a non-cash goodwill and intangible assets impairment charge of $2.1 million, net restructuring charges of $7.5 million, a non-cash impairment charge of $2.9 million recorded on certain investments included in the @Ventures investment portfolio and gains from the derecognition of accrued pricing liabilities of approximately $11.8 million. At July 31, 2012, we had cash and cash equivalents and available for sale securities of $52.4 million, and working capital of $113.5 million.

We currently conduct business in many countries including the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, India, and Mexico, in addition to our United States operations. As of July 31, 2012, approximately 63%, 18% and 19% of our long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2011, approximately 60%, 18% and 22% of our long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2010, approximately 73%, 12% and 15% of our long-lived assets were located in the Americas, Asia and Europe, respectively. Approximately 58%, 58%, 59% and 63% of our consolidated net revenue was generated outside of the United States during fiscal years 2012, 2011, 2010 and 2009, respectively.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the fiscal year ended July 31, 2012, our gross margin percentage was 8.7%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients or to our clients’ end markets to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2012, sales to Hewlett-Packard accounted for approximately 31% of our consolidated net revenue while ten clients accounted for approximately 69% of our consolidated net revenue. For the fiscal year ended July 31, 2011, sales to Hewlett-Packard accounted for approximately 28% of our consolidated net revenue while ten clients accounted for approximately 73% of our consolidated net revenue. For the fiscal year ended July 31, 2010, sales to Hewlett-Packard accounted for approximately 30% of our consolidated net revenue while ten clients accounted for approximately 75% of our consolidated net revenue. For the fiscal year ended July 31, 2009, sales to Hewlett-Packard, Advanced Micro Devices and SanDisk Corporation accounted for approximately 27%, 10% and 11%, respectively, of our consolidated net revenue. During fiscal year 2009, ten clients accounted for approximately 77% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Results of Operations

Fiscal Year 2012 compared to Fiscal Year 2011

Net Revenue:

	2012	As a % of Total Net Revenue	2011 (As Restated)	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$249,940	33.8%	$296,362	33.9%	$(46,422)	(15.7)%
Asia	218,880	29.6%	233,724	26.7%	(14,844)	(6.4)%
Europe	211,319	28.6%	275,065	31.5%	(63,746)	(23.2)%
TFL	25,944	3.5%	29,471	3.4%	(3,527)	(12.0)%
All other	33,808	4.6%	39,126	4.5%	(5,318)	(13.6)%

Total	$739,891	100.0%	$873,748	100.0%	$(133,857)	(15.3)%

Net revenue decreased by approximately $133.9 million for the fiscal year ended July 31, 2012, as compared to the prior fiscal year. This decrease was primarily a result of lower volumes and cancellations of certain existing client programs as compared to the year-ago period. Approximately $442.4 million of the net revenue for the fiscal year ended July 31, 2012 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $527.4 million for the fiscal year ended July 31, 2011.

During the fiscal year ended July 31, 2012, net revenue in the Americas region decreased by approximately $46.4 million. This decrease primarily resulted from the cancellation of a certain client program that was no longer profitable to the Company, discontinuation of a product offering by a client, and decreases in order volumes for certain other client programs. Within the Asia region, the net revenue decrease of approximately $14.8 million primarily resulted from short-term supply constraints for certain client programs, as a result of the impact of the flooding in Thailand and decreases in order volumes for certain other client programs. Within the Europe region, the net revenue decrease of approximately $63.7 million was driven by decreases in client order volumes, as a result of challenging economic and client-specific conditions within this region. At TFL, net revenue decreased by $3.5 million during the fiscal year ended July 31, 2012 compared to the prior year period due to increased competition in the market. Within e-Business, the net revenue decrease of approximately $5.3 million was driven by decreases in client order volumes.

A significant portion of our client base operates in the technology sector, which is intensely competitive and very volatile. Our clients’ order volumes vary from quarter to quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products including seasonality factors. This business environment, and our mode of transacting business with our clients, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, future consolidated and segment sales volumes and revenue could vary significantly from period to period. We sell primarily on a purchase order basis, rather than pursuant to contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our clients’ products.

Cost of Revenue:

	2012	As a % of Segment Net Revenue	2011 (As Restated)	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$246,727	98.7%	$292,490	98.7%	$(45,763)	(15.6)%
Asia	170,674	78.0%	179,438	76.8%	(8,764)	(4.9)%
Europe	200,015	94.7%	259,207	94.2%	(59,192)	(22.8)%
TFL	30,192	116.4%	29,148	98.9%	1,044	3.6%
All other	27,971	82.7%	32,526	83.1%	(4,555)	(14.0)%

Total	$675,579	91.3%	$792,809	90.7%	(117,230)	(14.8)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $117.2 million for the fiscal year ended July 31, 2012, as compared to the fiscal year ended July 31, 2011, primarily due to lower order volume. Gross margins for fiscal year 2012 were 8.7% as compared to 9.3% in fiscal year 2011. This decrease is primarily attributed to the effect of the fixed portions of indirect labor and infrastructure costs on lower volumes and an unfavorable change in client mix.

For the fiscal year ended July 31, 2012, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 1.3%, 22.0% and 5.3%, as compared to 1.3%, 23.2% and 5.8%, respectively, for the same period of the prior year. The gross margin within the Americas region remained flat due to the favorable impact of cost reduction programs at certain facilities offset by the recording of a $3.6 million inventory write-off related to a cancelled client program. Within the Asia region, the decrease in gross margin is primarily attributed to increasing indirect labor salaries and benefits. Within the Europe region, the decrease in gross margin is attributed to the effect of the fixed portions of indirect labor and infrastructure costs on lower volumes and an unfavorable change in client mix. Gross margins for TFL and e-Business for the fiscal year ended July 31, 2012 were (16.4%) and 17.3%, respectively, compared with 1.1% and 16.9%, respectively, in the prior year period. The decrease in gross margin for TFL is primarily attributed to higher inventory related charges during the fiscal year ended July 31, 2012 compared to the prior year period. TFL recorded a $3.4 million inventory reserve to write-down inventory to the lower of cost or market.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly as China, matures.

Selling, General and Administrative Expenses:

	2012	As a % of Segment Net Revenue	2011	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$15,557	6.2%	$15,470	5.2%	$87	0.6%
Asia	26,110	11.9%	23,085	9.9%	3,025	13.1%
Europe	22,213	10.5%	22,023	8.0%	190	0.9%
TFL	4,672	18.0%	4,477	15.2%	195	4.4%
All other	3,738	11.1%	3,713	9.5%	25	0.7%

Subtotal	72,290	9.8%	68,768	7.9%	3,522	5.1%
Corporate-level Activity	27,119	—	16,419	—	10,700	65.2%

Total	$99,409	13.4%	$85,187	9.7%	$14,222	16.7%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation and marketing expenses. Selling, general and administrative expenses during the fiscal year ended July 31, 2012 increased by approximately $14.2 million compared to the fiscal year ended July 31, 2011, primarily as a result of a $8.6 million increase in professional fees for consultants to assist with the Company’s investments in sales and marketing and cost alignment initiatives, evaluation of strategic alternatives, ongoing SEC inquiry and other consulting projects within the Company’s finance and marketing organizations, and a $5.8 million increase in salary costs within the Company, of which $2.0 million relates to severance payments. These increases were partially offset by a $2.5 million decrease in costs within the Company’s IT organization resulting from cost reduction activities.

Amortization of Intangible Assets:

	2012	As a % of Segment Net Revenue	2011	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$150	0.1%	$2,313	0.8%	$(2,163)	(93.5)%
Asia	—	—	1,448	0.6%	(1,448)	(100.0)%
Europe	—	—	—	—	—	—
TFL	140	0.5%	707	2.4%	(567)	(80.2)%
All other	989	2.9%	989	2.5%	—	—

Total	$1,279	0.2%	$5,457	0.6%	$(4,178)	(76.6)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, ModusLink PTS and TFL. The $4.2 million decrease in amortization expense is due to the write-off of certain intangible assets during the quarter ended January 31, 2011 and that the intangible assets related to the Modus Media Inc. acquisition have been fully amortized by the end of fiscal year 2011. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Goodwill and Long-Lived Assets:

	2012	As a % of Total Net Revenue	2011	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$—	—	$15,889	5.4%	$(15,889)	(100)%
Asia	—	—	—	—	—	—
Europe	1,128	0.5%	—	—	1,128	100%
TFL	934	3.6%	11,277	38.3%	(10,343)	(91.7)%
All other	—	—	—	—	—	—

Total	$2,062	0.3%	$27,166	3.1%	$(25,104)	(92.4)%

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe, e-Business, ModusLink PTS and TFL. As of July 31, 2012, the Company had goodwill of $3.1 million related to e-Business.

During fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the long-lived assets of TFL, which includes amortizable intangible assets. These indicators included continued operating losses and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the TFL reporting unit. These adverse trends included increased competition for and a decline in the supply of quality products at a reasonable cost and the emergence and growth of new competitors for TFL.

As a result of the impairment test, in connection with the preparation of the financial statements for the quarter ended April 30, 2012, the Company concluded that TFL’s long-lived assets were impaired and recorded a $0.9 million non-cash impairment charge. The $0.9 million impairment charge consisted of $0.5 million and $0.4 million for TFL’s intangible assets and fixed assets, respectively. The intangible asset impairment charge for TFL is deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

In addition, during the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the fixed assets of its facility in Kildare, Ireland. These indicators included declining revenue and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the Kildare facility. These adverse trends included declines in sales volumes resulting from the loss of certain client programs, pricing pressure from existing clients, and the emergence and growth of new competitors for the services performed in Kildare.

As a result of the impairment test, in connection with the preparation of the financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge has been recorded as a component of “impairment of goodwill and long-lived assets” in the Consolidated Statements of Operations. The fixed asset impairment charge for Kildare is deductible as depreciation for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

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

As a result of the impairment tests performed during fiscal year 2011, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL during the second quarter of fiscal year 2011. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the three months ended January 31, 2011.

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

While performing the interim goodwill impairment test in 2011, the Company lowered its forecast of revenue growth and gross profit margins for ModusLink PTS and TFL for fiscal years 2011 to 2018. Revenue growth rates and gross profit margins are the variables which make the most significant impact to the discounted cash flow models for these reporting units. The decline in the forecasts for ModusLink PTS and TFL was attributable to our consideration of the operating losses for these reporting units during the first half of fiscal year 2011, the consideration of the impact that the departure of key personnel could have on our future operating results for these reporting units, and increasingly adverse trends that resulted in further deterioration of then-current and future operating results.

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

During the fourth quarter of fiscal year 2012 and 2011, the Company completed its annual impairment analysis of goodwill and performed an impairment analysis on its long-lived assets. As a result of the analyses the Company concluded that there was no additional impairment of its goodwill and long-lived assets for fiscal years 2012 and 2011.

Restructuring, net:

	2012	As a % of Segment Net Revenue	2011	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$1,615	0.6%	$171	0.1%	1,444	844.4%
Asia	646	0.3%	586	0.3%	60	10.2%
Europe	3,680	1.7%	37	—	3,643	9846%
TFL	1,039	4.0%	—	—	1,039	100%
All other	475	1.4%	1	—	474	47400%

Subtotal	7,455	1.0%	795	0.1%	6,660	837.7%
Corporate-level Activity	—	—	—	—	—	—

Total	$7,455	1.0%	$795	0.1%	6,660	837.7%

During the fiscal year ended July 31, 2012 the Company recorded a net restructuring charge of approximately $7.5 million. Of this amount, approximately $6.2 million primarily related to the workforce reduction of 357 employees in the Americas, Asia, and Europe, approximately $1.5 million related to contractual obligations related to facility closure at the Raleigh facility and the TFL facility in Colorado Springs, and approximately $(0.3) million of the recorded net restructuring charge related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions.

During the fiscal year ended July 31, 2011, the Company recorded a net restructuring charge of approximately $0.8 million. Approximately $1.2 million of the $0.8 million net restructuring charge related to the workforce reduction of 55 employees in the Americas and Asia, which was partially offset by a benefit of approximately $0.4 million related to changes in estimates for previously recorded facilities lease obligations, primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During fiscal year ended July 31, 2012, interest income increased to $0.4 million from $0.2 million for the fiscal year ended July 31, 2011.

Interest expense totaled approximately $0.4 million and $0.5 million, as restated, for the fiscal years ended July 31, 2012 and 2011, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains, net were approximately $14.4 million for the fiscal year ended July 31, 2012. During the fiscal years ended July 31, 2012, the Company recorded gains from the derecognition of accrued pricing liabilities related to the releases of claims received from certain clients of approximately $11.8 million and foreign exchange gains of approximately $2.9 million related to realized and unrealized gains from foreign currency exposures and settled transactions in Europe and Asia, partially offset by net losses in the Americas. These gains were offset by other net losses of approximately $0.3 million.

Other gains, net, as restated, were approximately $8.9 million for the fiscal year ended July 31, 2011. During the fiscal years ended July 31, 2011, the Company recorded gains from the derecognition of accrued pricing liabilities related to the releases of claims received from certain customers of approximately $13.5 million offset by foreign exchange losses of approximately $4.0 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. Also, during the fiscal year ended July 31, 2011, the Company recorded a $0.1 million write-off of an investment in a private company, which had filed for bankruptcy. These losses were partially offset by a gain of approximately $0.1 million related to the sale of available for sale securities and gains of approximately $0.1 million related to the distribution of proceeds from the acquisition by third parties of H2Gen Innovation, Inc. and M2E Power, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. H2Gen Innovations, Inc. and M2E Power, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method and impairments on its equity method and cost method investments. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates and impairments was $4.1 million and $4.3 million for the fiscal years ended July 31, 2012 and 2011, respectively. For the fiscal years ended July 31, 2012 and 2011, the Company recorded its proportionate share of the affiliates’ losses of $1.2 million and $1.8 million, respectively. During the fiscal year ended July 31, 2012 and 2011 the Company also recorded impairment charges of $2.9 million and $2.5 million, respectively, on certain investments included in the @Ventures portfolio of companies.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. During the third quarter of 2012, the Company became aware that there may be indicators of impairment for certain investments in the @Ventures portfolio of companies. The Company completed its evaluation of impairment of these investments and based on the Company’s evaluation, it recorded a $2.8 million impairment charge during the fiscal year ended July 31, 2012.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $10.8 million of investments in affiliates at July 31, 2012 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.1 million to $2.2 million.

Income Tax Expense:

During the fiscal year ended July 31, 2012, the Company recorded income tax expense of approximately $3.0 million compared to income tax expense of $0.8 million, as restated, for the prior fiscal year. For the fiscal years ended July 31, 2012 and 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. Additionally, net tax expense for the fiscal year ended July 31, 2011 includes the reversal of an uncertain tax position reserve of $3.7 million.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the fiscal year ended July 31, 2012, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. For the fiscal year ended July 31, 2011, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the fiscal year ended July 31, 2012, the Company recorded income from discontinued operations of approximately $0.5 million, as compared to a loss of $0.3 million for same period in the prior fiscal year. The increase of $0.8 million is attributable to the execution of a sublease of the Company’s previously closed facility, which resulted in an adjustment to the Company’s estimate of future minimum lease payments recoverable through sublease receipts.

Results of Operations

Fiscal Year 2011 compared to Fiscal Year 2010

Net Revenue:

	2011 (As Restated)	As a % of Total Net Revenue	2010 (As Restated)	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$296,362	33.9%	$307,552	33.5%	$(11,190)	(3.6)%
Asia	233,724	26.7%	262,594	28.6%	(28,870)	(11.0)%
Europe	275,065	31.5%	283,584	30.9%	(8,519)	(3.0)%
TFL	29,471	3.4%	23,712	2.6%	5,759	24.3%
All other	39,126	4.5%	41,003	4.5%	(1,877)	(4.6)%

Total	$873,748	100.0%	$918,445	100.0%	$(44,697)	(4.9)%

Net revenue decreased by approximately $44.7 million for the fiscal year ended July 31, 2011, as compared to the prior fiscal year. The $44.7 million decrease was the result of a decline in volumes. These decreases were partially offset by an increase in new business revenue. Approximately $527.4 million of the net revenue for the fiscal year ended July 31, 2011 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $528.5 million for the fiscal year ended July 31, 2010.

During the fiscal year ended July 31, 2011, net revenue in the Americas region decreased by approximately $11.2 million. This decrease resulted primarily from declines in volumes for certain client programs partially offset by an increase in new business revenues. Within the Asia region, the net revenue decrease of approximately $28.9 million resulted from a decrease in client order volumes, price concessions and form factor. Within the Europe region, net revenue decreased by $8.5 million primarily due to declines in client order volumes, cancellation of a certain client program, and an unfavorable impact from foreign currency translation, partially offset by an increase in new business revenue. At TFL, net revenue increased $5.8 million compared to the prior year due to incremental net revenue from TFL, which was acquired during the second quarter of fiscal year 2010. Within e-Business, the net revenue decrease of approximately $1.9 million was driven by decreases in client order volumes.

Cost of Revenue:

	2011 (As Restated)	As a % of Total Net Revenue	2010 (As Restated)	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$292,490	98.7%	$298,094	96.9%	$(5,604)	(1.9)%
Asia	179,438	76.8%	191,108	72.8%	(11,670)	(6.1)%
Europe	259,207	94.2%	264,490	93.3%	(5,283)	(2.0)%
TFL	29,148	98.9%	20,437	86.2%	8,711	42.6%
All other	32,526	83.1%	33,287	81.2%	(761)	(2.3)%

Total	$792,809	90.7%	$807,416	87.9%	$(14,607)	(1.8)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $14.6 million for the fiscal year ended July 31, 2011 as compared to the fiscal year ended July 31, 2010. Gross margins for the fiscal year ended July 31, 2011 were 9.3% as compared to 12.1% for the fiscal year ended July 31, 2010. This decrease is attributable to price concessions, changes in geographical mix, client mix and product mix associated with the levels of procurement and re-sale of materials on behalf of our clients combined, and a $2.8 million increase in inventory impairment related charges. Also, in the prior year there was a $1.8 million reversal of a liability due to satisfaction of conditions under a prior agreement which was not present during the fiscal year ended July 31, 2011.

For the fiscal year ended July 31, 2011, the Company’s gross margin percentages within the Americas, Asia and Europe regions, were 1.3%, 23.2% and 5.8% as compared to 3.1%, 27.2% and 6.7%, respectively, for the prior fiscal year. The decrease in gross margin within the Americas region is attributed to a change in product mix and an increase in inventory impairment related charges. Within the Asia region, the decrease in gross margin is primarily attributed to price concessions and a decline in client volumes. Within the Europe region, the decrease in gross margin is primarily due to a decline in volumes. Within TFL the decrease in gross margin is due to an increase in inventory impairment related charges and changes in product mix.

Selling, General and Administrative Expenses:

	2011	As a % of Segment Net Revenue	2010	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$15,470	5.2%	$18,881	6.1%	$(3,411)	(18.1)%
Asia	23,085	9.9%	22,790	8.7%	295	1.3%
Europe	22,023	8.0%	25,742	9.1%	(3,719)	(14.4)%
TFL	4,477	15.2%	4,501	19.0%	(24)	(0.5)%
All other	3,713	9.5%	6,888	16.8%	(3,175)	(46.1)%

Subtotal	68,768	7.9%	78,802	8.6%	(10,034)	(12.7)%
Corporate-level activity	16,419	—	14,053	—	2,366	16.8%

Total	$85,187	9.7%	$92,855	10.1%	$(7,668)	(8.3)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the fiscal year ended July 31, 2011 decreased by approximately $7.7 million as compared to the prior fiscal year, primarily as a result of a $5.5 million decline in employee-related costs, a $2.1 million decline in software development costs, a $0.8 million decrease in acquisition related deal costs and a $1.8 million decline in other expenses. These decreases were partially offset by a $2.1 million increase in professional fees and a $0.4 million impact from the reversal of the TFL earnout during fiscal year 2010.

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

Impairment of Goodwill and Long-Lived Assets:

	2011	As a % of Total Net Revenue	2010	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$15,889	5.4%	$12,801	4.2%	$3,088	24.1%
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
TFL	11,277	38.3%	10,200	43.0%	1,077	10.6%
All other	—	—	2,799	6.8%	(2,799)	(100.0)%

Total	$27,166	3.1%	$25,800	2.8%	$1,366	5.3%

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

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets for its ModusLink PTS and TFL reporting units in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. As a result of the intangible impairment tests performed during fiscal year 2011, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL during the second quarter of fiscal year 2011. The Company also determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL during the three months ended January 31, 2011.

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

Restructuring, net:

	2011	As a % of Segment Net Revenue	2010 (As Restated)	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$171	0.1%	$835	0.3%	$(664)	(79.5)%
Asia	586	0.3%	(65)	—	651	(1002)%
Europe	37	—	(1,707)	(0.6)%	1,744	(102.2)%
TFL	—	—	—	—	—	—
All other	1	—	(12)	—	13	(108.3)%

Subtotal	795	0.1%	(949)	(0.1)%	1,744	(183.8)%
Corporate-level Activity	—	—	(16)	—	16	(100.0)%

Total	$795	0.1%	$(965)	(0.1)%	$1,760	(182.4)%

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

During the fiscal year ended July 31, 2010, the Company recorded a net restructuring benefit of approximately $1.0 million primarily due to the statutory lapse of time under a prior agreement, which was partially offset by the early termination payment of a lease in Budapest, Hungary, and changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

Interest Income/Expense:

During fiscal year ended July 31, 2011, interest income decreased to $0.2 million from $0.3 million for the fiscal year ended July 31, 2010. The decrease in interest income was the result of lower average interest rates and lower average cash balances during the current fiscal year compared to the prior fiscal year.

Interest expense, as restated, totaled approximately $0.5 million and $0.6 million for the fiscal years ended July 31, 2011 and 2010, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains, net, restated were approximately $8.9 million for the fiscal year ended July 31, 2011. During the fiscal years ended July 31, 2011, the Company recorded gains from the derecognition of accrued pricing liabilities related to the releases of claims received from certain customers of approximately $13.5 million offset by foreign exchange losses of approximately $4.0 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. Also, during the fiscal year ended July 31, 2011, the Company recorded a $0.1 million write-off of an investment in a private company, which has filed for bankruptcy. These losses were partially offset by a gain of approximately $0.1 million related to the sale of available for sale securities and gains of approximately $0.1 million related to the distribution of proceeds from the acquisition by third parties of H2Gen Innovation, Inc. and M2E Power, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. H2Gen Innovations, Inc. and M2E Power, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

Other losses, net, were a net loss of approximately $1.0 million for the fiscal year ended July 31, 2010. During the fiscal year ended July 31, 2010, the Company recorded foreign exchange losses of approximately $1.0 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe and a $0.3 million loss on the disposal of fixed assets. These losses were offset by a $0.4 million gain on the sale of @Ventures investments. The $0.4 million gain was the result of acquisitions by third parties of M2E Power, Inc. and H2Gen Innovations, Inc. and an adjustment to a previously recorded gain on the acquisition by a third party of Virtual Ink, Inc., due to satisfaction of conditions leading to the release of funds held in escrow. Virtual Ink, Inc. was an @Ventures portfolio company that was acquired by a third party in a previous reporting period.

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

Income Tax Expense:

During the fiscal year ended July 31, 2011, the Company recorded income tax expense, as restated, of approximately $0.8 million compared to income tax expense of $5.2 million for the prior fiscal year. For the fiscal year ended July 31, 2011 and 2010, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. Additionally, net tax expense for the fiscal year ended July 31, 2011 includes the reversal of an uncertain tax position reserve of $3.7 million.

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

Discontinued Operations:

During the fiscal year ended July 31, 2011, the Company recorded a net loss from discontinued operations of approximately $0.3 million, as compared to a net loss of $2.3 million for the fiscal year ended July 31, 2010. The $0.3 million net loss from discontinued operations for the fiscal year ended July 31, 2011 primarily relates to net present value accretion on future lease payments. The $2.3 million net loss from discontinued operations for the fiscal years ended July 31, 2010 primarily relates to changes to previously recorded estimates for facility lease obligations due to changes in the underlying assumptions regarding the estimated length of time required to sublease the vacant space and the expected rent recovery rate.

Results of Operations

Fiscal Year 2010 compared to Fiscal Year 2009

Net Revenue:

	2010 (As Restated)	As a % of Total Net Revenue	2009 (As Restated)	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$307,552	33.5%	$327,455	32.7%	$(19,903)	(6.1)%
Asia	262,594	28.6%	296,756	29.6%	(34,162)	(11.5)%
Europe	283,584	30.9%	333,181	33.3%	(49,597)	(14.9)%
TFL	23,712	2.6%	—	0.0%	23,712	100.0%
All other	41,003	4.5%	44,588	4.4%	(3,585)	(8.0)%

Total	$918,445	100.0%	$1,001,980	100.0%	$(83,535)	(8.3)%

Net revenue decreased by approximately $83.5 million for the fiscal year ended July 31, 2010, as compared to the prior fiscal year. The $83.5 million decrease was the result of a decline in volumes from certain client programs. Approximately $528.5 million of the net revenue for the fiscal year ended July 31, 2010 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $594.1 million for the fiscal year ended July 31, 2009.

During the fiscal year ended July 31, 2010, net revenue in the Americas, Asia and Europe segments decreased by approximately $19.9 million, $34.2 million and $49.6 million, respectively. These decreases resulted primarily from declines in client order volumes. The $3.6 million decrease in All other is due to lower demand for professional services and new licenses. The $23.7 million in net revenue for TFL reflects the inclusion of net revenue from the TFL operating segment since its acquisition date of December 4, 2009.

Cost of Revenue:

	2010 (As Restated)	As a % of Segment Net Revenue	2009 (As Restated)	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$298,094	96.9%	$320,609	97.9%	$(22,515)	(7.0)%
Asia	191,108	72.8%	227,134	76.5%	(36,026)	(15.9)%
Europe	264,490	93.3%	306,881	92.1%	(42,391)	(13.8)%
TFL	20,437	86.2%	—	—	20,437	100.0%
All other	33,287	81.2%	31,520	70.7%	1,767	5.6%

Total	$807,416	87.9%	$886,144	88.4%	$(78,728)	(8.9)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $78.7 million for the fiscal year ended July 31, 2010 as compared to the fiscal year ended July 31, 2009. Gross margins for the fiscal year ended July 31, 2010 were 12.1% as compared to 11.6% for the fiscal year ended July 31, 2009. This 50 basis-point increase is attributable to increased productivity and cost reduction actions that were initiated during fiscal year 2009 and a change in client mix and product mix.

For the fiscal year ended July 31, 2010, the Company’s gross margin percentages within the Americas, Asia and Europe regions, were 3.1%, 27.2% and 6.7% as compared to 2.1%, 23.5% and 7.9%, respectively, for the prior fiscal year. The 100 basis-point increase in gross margin within the Americas region is attributed to increased productivity, a change in product mix and the impact of cost reduction actions initiated during fiscal year 2009. Within the Asia region, the 370 basis-point increase in gross margin is primarily attributed to a change in client mix and product mix. Within the Europe region, the 120 basis-point decrease in gross margin is primarily due to a decline in volumes and a negative impact of foreign currency translation, partially offset by increased productivity, changes in product mix, the reversal of a liability due to satisfaction of conditions under a prior agreement and the impact of cost reduction actions initiated during fiscal year 2009.

Selling, General and Administrative Expenses:

	2010	As a % of Segment Net Revenue	2009 (As Restated)	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$18,881	6.1%	$21,193	6.5%	$(2,312)	(10.9)%
Asia	22,790	8.7%	26,532	8.9%	(3,742)	(14.1)%
Europe	25,742	9.1%	29,029	8.7%	(3,287)	(11.3)%
TFL	4,501	19.0%	—	—	4,501	100.0%
All other	6,888	16.8%	9,336	20.9%	(2,448)	(26.2)%

Subtotal	78,802	8.6%	86,090	8.6%	(7,288)	(8.5)%
Corporate-level activity	14,053	—	13,848	—	205	1.5%

Total	$92,855	10.1%	$99,938	10.0%	$(7,083)	(7.1)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the fiscal year ended July 31, 2010 decreased by approximately $7.1 million as compared to the prior fiscal year, primarily as a result of a $5.4 million decline in employee-related costs, a $1.9 million decline in bad debt expense, a $1.0 million decline in depreciation expense, a $0.7 million decline in travel expenses, a $0.5 million decline in sales commissions, partially offset by the inclusion of approximately $4.5 million of selling, general and administrative expenses of TFL, $0.8 million in transaction costs related to the acquisition of TFL and a $0.5 million increase in professional fees.

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

Impairment of Goodwill and Long-Lived Assets:

	2010	As a % of Total Net Revenue	2009	As a % of Total Net Revenue	$ Change	% Change
	($ in thousands)
Americas	$12,801	4.2%	$74,626	22.8%	$(61,825)	(82.8)%
Asia	—	—	73,948	24.9%	(73,948)	(100.0)%
Europe	—	—	16,108	4.8%	(16,108)	(100.0)%
TFL	10,200	43.0%	—	—	10,200	100.0%
All other	2,799	6.8%	—	—	2,799	100.0%

Total	$25,800	2.8%	$164,682	16.4%	$(138,882)	(84.3)%

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

During the second quarter of fiscal year 2009, indicators of potential impairment caused the Company to conduct an interim impairment test. As a result of the annual impairment analysis and in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2009 the Company concluded that its goodwill was impaired and recorded a $164.7 million non-cash goodwill impairment charge consisting of $74.6 million for the Americas, $73.9 million for Asia, and $16.1 million for Europe.

Restructuring, net:

	2010 (As Restated)	As a % of Segment Net Revenue	2009 (As Restated)	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$835	0.3%	$7,825	2.4%	$(6,990)	(89.3)%
Asia	(65)	—	2,041	0.7%	(2,106)	(103.2)%
Europe	(1,707)	(0.6)%	8,579	2.6%	(10,286)	(119.9)%
TFL	—	—	—	—	—	—
All other	(12)	—	643	1.4%	(655)	(101.9)%

Subtotal	(949)	(0.1)%	19,088	1.9%	(20,037)	(105.0)%
Corporate-level Activity	(16)	—	253	—	(269)	(106.3)%

Total	$(965)	(0.1)%	$19,341	1.9%	$(20,306)	(105.0)%

During the fiscal year ended July 31, 2010, the Company recorded a net restructuring benefit of approximately $1.0 million primarily due to the statutory lapse of time under a prior agreement, which was partially offset by the early termination payment of a lease in Budapest, Hungary, and changes in estimates for previously recorded employee-related expenses and facilities lease obligations primarily based on changes to the underlying assumptions.

During the fiscal year ended July 31, 2009, the Company recorded a net restructuring charge of approximately $19.3 million. This charge consisted of approximately $15.8 million related to the severance costs for a workforce reduction of approximately 550 employees across the Company. The charges also consist of approximately $5.6 million relating to the shutdown of facilities in El Paso, TX, Nashville, TN, Juarez, Mexico, San Jose, CA, Angers, France and Budapest, Hungary and a $0.4 million charge for the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions were completed by July 31, 2010. These restructuring charges were partially offset by approximately $2.4 million of adjustments to reduce initial estimates of restructuring charges for certain employee-related expenses and facilities lease obligations based on changes to the underlying assumptions.

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

Other gains (losses), net were a net gain of approximately $0.8 million for the fiscal year ended July 31, 2009. During the fiscal year ended July 31, 2009, the Company recorded realized and unrealized foreign currency transaction losses of approximately $1.6 million, and $4.0 million of gains on the sale of investments in affiliates. The $4.0 million of gains was the result of a $2.6 million gain on the acquisition by a third party of all of the ownership interests held by @Ventures in Foodbuy, LLC, and $1.3 million of gains to adjust previously recorded gains on the acquisitions by third parties of The Generations Network, Inc. (“TGN”) and Avamar Technologies, Inc. (“Avamar”) due to the satisfaction of conditions leading to the release of funds held in escrow. TGN and Avamar were @Ventures portfolio companies that were acquired by third parties in previous reporting periods. These gains were partially offset by a $1.0 million impairment of an investment and a $0.3 million loss on disposals of assets.

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

Income Tax Expense:

During the fiscal year ended July 31, 2010, the Company recorded income tax expense of approximately $5.2 million compared to income tax expense of $10.8 million for the prior fiscal year. For the fiscal years ended July 31, 2010 and 2009, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

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

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of July 31, 2012, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $52.4 million. The Company’s working capital at July 31, 2012 was approximately $113.5 million. In addition, on February 1, 2010 the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement and a Security Agreement (the “Credit Facility”) with a bank syndicate. The Credit Facility provided a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million, which was reduced to $15.0 million on August 16, 2012, and was secured by substantially all of the domestic assets of the Company. The Credit Facility expired by its terms on October 31, 2012. Interest on the Credit Facility was based on the type of borrowing, at the base rate or the Eurodollar rate plus an applicable rate that varied from 1.50% to 2.00% for the base rate and 2.50% to 3.00% for the Eurodollar rate depending on the Company’s consolidated leverage ratio.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The New Credit Facility provides a senior secured revolving credit facility the lesser of up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all of the domestic assets of the Company. As of October 31, 2012, the calculated borrowing base was $36.0 million. The New Credit Facility terminates on October 31, 2015. Interest on the New Credit Facility is based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The New Credit Facility includes one restrictive financial covenant, which is minimum EBITDA and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders.

On July 31, 2012, the Company did not have any debt outstanding and had letters of credit for $0.2 million outstanding under the credit facility.

In addition, the Company maintains a credit facility of approximately $1.0 million in Taiwan. As of July 31, 2012, $34 thousand was outstanding under this facility.

On March 7, 2011 the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011. The aggregate amount paid to stockholders through the special cash dividend was funded with available cash on hand.

Cash provided by (used in) operating activities of continuing operations represents net income (loss) as adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities of continuing operations was $(37.9) million and $(3.1) million for the fiscal years ended July 31, 2012 and 2011, respectively. The $34.8 million decrease in cash provided by operating activities of continuing operations for the fiscal year ended July 31, 2012 compared with the same period in the prior year was due to a $42.8 million increase in loss from continuing operations as adjusted for non-cash items which was offset by a $8.0 million increase in cash resulting from changes in operating assets and liabilities due to working capital requirements of the Company during fiscal year 2012. During the fiscal year ended July 31, 2012, non-cash items included impairment of goodwill and long-lived assets of $2.1 million, depreciation expense of $14.1 million, amortization of intangible assets of $1.3 million, non-operating gains, net, of $14.4 million, equity in losses of affiliates and impairments of $4.1 million and share-based compensation of $3.0 million.

During the fiscal year ended July 31, 2011, non-cash items included impairment of goodwill and long-lived assets of $27.2 million, depreciation expense of $16.8 million, amortization of intangible assets of $5.5 million, non-operating losses, net, of $8.9 million, equity in losses of affiliates and impairments of $4.3 million and share-based compensation of $3.5 million.

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

Investing activities of continuing operations used cash of $14.5 million and $12.1 million for the fiscal years ended July 31, 2012 and 2011, respectively. The $14.5 million of cash used in investing activities during the fiscal year ended July 31, 2012 resulted primarily from $11.6 million in capital expenditures and $2.9 million of investments in affiliates. The $12.1 million of cash used in investing activities during the fiscal year ended July 31, 2011 resulted primarily from $9.0 million in capital expenditures, $3.5 million of investments in affiliates, partially offset by $0.2 million or proceeds from investments in the @Ventures portfolio companies and $0.1 million in proceeds from the sale of available-for-sale securities. As of July 31, 2012, the Company had a carrying value of $10.8 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $0.2 million and $41.5 million for the fiscal years ended July 31, 2012 and 2011, respectively. The $0.2 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2012 primarily related to $0.2 million of cash used to repurchase the Company’s stock and $0.1 million of capital lease repayments, which were partially offset by $0.1 million of proceeds from the issuance of common stock. During the fiscal year ended July 31, 2012, the Company drew down $10.0 million from the Credit Facility that was repaid within the year. The $41.5 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2011 primarily related to a $40.0 million payment of a special dividend, $1.6 million of cash used to repurchase the Company’s stock and $0.1 million of capital lease repayments, which were partially offset by $0.2 million of proceeds from the issuance of common stock.

For the fiscal years ended July 31, 2012 and 2011, cash used for discontinued operations totaled $1.5 million and $1.7 million, respectively, both primarily for ongoing lease obligations.

Given the Company’s cash resources as of July 31, 2012, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of July 31, 2012. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as discussed in Note 13 in the consolidated financial statements in Item 8 below.

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2012 are as follows:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(in thousands)
Operating leases	$72,469	$23,893	$24,893	$10,799	$12,884
Capital leases	142	78	44	20	—
Stadium obligations	5,600	2,400	3,200	—
Long-term debt	—	—	—	—	—
Purchase obligations	16,917	16,917	—	—	—
Revolving line of credit	—	—	—	—	—

Total(1)	$95,128	$43,288	$28,137	$10,819	$12,884

(1)	These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2012, our reserves for income taxes totaled approximately $1.3 million.

The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 18 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $87 thousand. Capital lease obligations are net of interest.

Total rent and equipment lease expense charged to continuing operations was approximately $26.5 million, $29.2 million, $29.1 million, and $31.1 million for the fiscal years ended July 31, 2012, 2011, 2010 and 2009, respectively.

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

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2012, the Company had no recorded liabilities with respect to these arrangements.

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

The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

•	Revenue recognition

•	Inventory valuation

•	Restructuring expenses

•	Share-Based Compensation Expense

•	Accounting for impairment of long-lived assets, goodwill and other intangible assets

•	Investments

•	Income taxes

Revenue Recognition

The Company’s revenue primarily comes from the sale of supply chain management services to our clients. Amounts billed to clients under these arrangements include revenue attributable to the services performed as well as for materials procured on our clients’ behalf as part of our service to them. Other sources of revenue include the sale of products and other services. Revenue is recognized for services when the services are performed and for product sales when the products are shipped assuming all other applicable revenue recognition criteria are met.

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured in accordance with the provisions under the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). The Company’s standard sales terms are FOB shipping point, which means that risk of loss passes to the client when it is shipped from the Company’s location. The Company also evaluates the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with ASC Topic 605.

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

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations” “(ASC Topic 420”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2012, the Company’s accrued restructuring balance totaled approximately $1.7 million, of which remaining contractual obligations represented approximately $1.1 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate advisors to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10% – 20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.2 million to $0.3 million.

Share-Based Compensation Expense

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

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC Topic 718 for the periods prior to August 1, 2005, the Company established estimates for forfeitures. Share-based compensation expense recognized in the Company’s consolidated statements of operations for the fiscal years ended July 31, 2012, 2011, 2010, and 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested as of July 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of ASC Topic 718 and compensation expense for the share-based payment awards granted subsequent to July 31, 2005 based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718.

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

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for its reporting units, on July 31, of each fiscal year. As of July 31, 2012, the $3.1 million recorded for goodwill relates to the e-Business reporting unit. As of July 31, 2012, $20.6 million, $11.3 million, $12.1 million, and $6.3 million of the Company’s long-lived assets related to the Americas, Asia, Europe, and e-Business reporting units, respectively. All long-lived assets of TFL have been fully impaired as of July 31, 2012. As a result of the analyses performed during 2012, the Company concluded that there was no impairment on the $3.1 million of goodwill, a $0.9 million non-cash impairment of the TFL long-lived assets, and a $1.1 million non-cash impairment charge of the Company’s long-lived assets at its Kildare facility.

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test as of January 31, 2011. As a result of our interim impairment analysis and in connection with the preparation of our quarterly financial statements for the quarter ended January 31, 2011, the Company recorded a $13.2 million non-cash goodwill impairment charge consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL. The Company also determined that intangible assets were impaired and recorded a $14.0 million non-cash intangible asset charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL due to low operating margins and low projected future growth.

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

Investments

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net earnings or losses of the investee are reflected in “Equity in income (losses) of affiliates and impairments” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $2.9 million, $2.5 million, $0.3 million, and $16.8 million for fiscal years 2012, 2011, 2010, and 2009, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates and impairments” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our approximately $10.8 million of investments in affiliates at July 31, 2012 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by approximately $1.1 million to $2.2 million.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statement of Operations. During fiscal years ended July 31, 2012, 2011, 2010 and 2009, no such gains or losses had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2012, 2011 and 2010, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2012 totaled $2.0 billion, $409.4 million and $52.8 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $36.6 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued $1.3 million for exposures as of July 31, 2012.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statement of Operations. As of July 31, 2012, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At July 31, 2012, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company did not have any open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2012, the Company did not have any derivative financial instruments.

Revenue from our foreign operating segments accounted for approximately 58% of total revenue during the fiscal year ended July 31, 2012. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars, Japanese Yen, Australian Dollars, Malaysian Ringgits and Mexican Pesos. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenue and operating expenses for our international operations. Similarly, our revenue and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2012, we recorded foreign currency translation losses of approximately $(10.7) million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2012, we recorded foreign currency transaction gains of approximately $2.9 million which are recorded in “Other gains (losses), net” in our Consolidated Statement of Operations.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2012, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the four-year period ended July 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2012, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the four-year period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3, the consolidated balance sheets as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended July 31, 2011, have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 11, 2013 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

January 11, 2013

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,
	2012	2011 (As Restated)	2010 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$52,369	$111,225	$161,364
Available-for-sale securities	131	131	270
Accounts receivable, trade, net of allowance for doubtful accounts of $344, $473, and $919 at July 31, 2012, 2011 and 2010, respectively	148,931	146,411	159,768
Inventories, net	83,990	76,883	74,096
Prepaid expenses and other current assets	10,466	10,876	14,226

Total current assets	295,887	345,526	409,724

Property and equipment, net	40,772	47,403	53,061
Investments in affiliates	10,803	12,016	13,016
Goodwill	3,058	3,058	16,207
Other intangible assets, net	2,897	4,699	24,173
Other assets	5,465	9,545	9,760

	$358,882	$422,247	$525,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$73	$94	$91
Accounts payable	110,520	114,588	132,098
Current portion of accrued restructuring	1,724	1,456	2,632
Accrued income taxes	—	180	48
Accrued expenses	41,753	36,384	45,963
Other current liabilities	26,778	38,624	47,649
Current liabilities of discontinued operations	1,528	1,817	1,791

Total current liabilities	182,376	193,143	230,272

Long-term portion of accrued restructuring	—	8	1,000
Obligations under capital leases, less current installments	69	86	144
Other long-term liabilities	11,012	12,585	15,722
Non-current liabilities of discontinued operations	293	1,883	3,289
Commitments and contingencies (See Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding as of July 31, 2012, 2011 and 2010	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,926,622 issued and outstanding shares at July 31, 2012; 43,829,097 issued and outstanding shares at July 31, 2011; 44,039,938 issued and 43,729,338 outstanding shares at July 31, 2010	439	438	440
Additional paid-in capital	7,390,027	7,387,135	7,427,031
Treasury stock, at cost	—	—	(1,992)
Accumulated deficit	(7,236,775)	(7,198,667)	(7,164,202)
Accumulated other comprehensive income	11,441	25,636	14,237

Total stockholders’ equity	165,132	214,542	275,514

	$358,882	$422,247	$525,941

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2012	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)
Net revenue	$739,891	$873,748	$918,445	$1,001,980
Cost of revenue	675,579	792,809	807,416	886,144

Gross profit	64,312	80,939	111,029	115,836
Operating expenses:
Selling, general and administrative	99,409	85,187	92,855	99,938
Amortization of intangible assets	1,279	5,457	6,308	5,485
Impairment of goodwill and long-lived assets	2,062	27,166	25,800	164,682
Restructuring, net	7,455	795	(965)	19,341

Total operating expenses	110,205	118,605	123,998	289,446

Operating loss	(45,893)	(37,666)	(12,969)	(173,610)

Other income (expense):
Interest income	380	238	298	1,493
Interest expense	(373)	(462)	(573)	(816)
Other gains (losses), net	14,431	8,882	(988)	820
Equity in losses of affiliates and impairments	(4,109)	(4,308)	(2,129)	(16,565)

	10,329	4,350	(3,392)	(15,068)

Loss from continuing operations before income taxes	(35,564)	(33,316)	(16,361)	(188,678)
Income tax expense	3,035	819	5,162	10,831

Loss from continuing operations	(38,599)	(34,135)	(21,523)	(199,509)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	491	(330)	(2,318)	126

Net loss	$(38,108)	$(34,465)	$(23,841)	$(199,383)

Basic and diluted loss per share:
Loss from continuing operations	$(0.88)	$(0.79)	$(0.49)	$(4.39)
Income (loss) from discontinued operations	0.01	(0.01)	(0.05)	—

Net loss	$(0.87)	$(0.80)	$(0.54)	$(4.39)

Shares used in computing basic loss per share	43,565	43,294	44,104	45,372

Shares used in computing diluted loss per share	43,565	43,294	44,104	45,372

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Shares	Common stock	Treasury stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
Balance at July 31, 2008, as reported	49,061,660	$491	$(35,268)	$7,471,230	$19,297	$(6,909,776)	$545,974
Correction of prior errors	—	—	—	—	—	(31,202)	(31,202)

Balance at July 31, 2008, as restated	49,061,660	$491	$(35,268)	$7,471,230	$19,297	$(6,940,978)	$514,772

Comprehensive loss, net of taxes:
Net loss, as restated	—	—	—	—	—	(199,383)	(199,383)
Other comprehensive loss:
Net unrealized holding loss	—	—	—	—	(1,207)	—	(1,207)
Pension adjustments	—	—	—	—	414	—	414
Foreign currency translation adjustment	—	—	—	—	(4,199)	—	(4,199)

Total comprehensive loss, as restated	—	—	—	—	—	—	(204,375)

Issuance of common stock pursuant to employee stock purchase plans and stock option exercises	37,593	—	—	175	—	—	175
Restricted stock grants	96,268	1	—	2,148	—	—	2,149
Restricted stock forfeitures	(81,738)	(1)	—	(334)	—	—	(335)
Share-based compensation expense	—	—	—	2,891	—	—	2,891
Repurchase of common stock (1,043,183 shares)	—	—	(6,812)	—	—	—	(6,812)
Retirement of treasury stock	(3,461,705)	(34)	38,267	(38,233)	—	—	—

Balance at July 31, 2009, as restated	45,652,078	$457	$(3,813)	$7,437,877	$14,305	$(7,140,361)	$308,465
Comprehensive loss, net of taxes:
Net loss, as restated	—	—	—	—	—	(23,841)	(23,841)
Other comprehensive loss:
Net unrealized holding gain	—	—	—	—	98	—	98
Pension adjustments	—	—	—	—	(255)	—	(255)
Foreign currency translation adjustment	—	—	—	—	89	—	89

Total comprehensive loss, as restated	—	—	—	—	—	—	(23,909)

Issuance of common stock pursuant to employee stock purchase plans and stock option exercises	53,444	1	—	411	—	—	412
Restricted stock grants	165,438	2	—	1,715	—	—	1,717
Restricted stock forfeitures	(25,917)	(2)	—	(8)	—	—	(10)
Share-based compensation expense	—	—	—	2,018	—	—	2,018
Repurchase of common stock (1,550,373 shares)	—	—	(13,179)	—	—	—	(13,179)
Retirement of treasury stock	(1,805,105)	(18)	15,000	(14,982)	—	—	—

Balance at July 31, 2010, as restated	44,039,938	$440	$(1,992)	$7,427,031	$14,237	$(7,164,202)	$275,514
Comprehensive loss, net of taxes:
Net loss, as restated	—	—	—	—	—	(34,465)	(34,465)
Other comprehensive loss:
Net unrealized holding loss	—	—	—	—	(73)	—	(73)
Pension adjustments	—	—	—	—	128	—	128
Foreign currency translation adjustment	—	—	—	—	11,344	—	11,344

Total comprehensive loss, as restated	—	—	—	—	—	—	(23,066)

Issuance of common stock pursuant to employee stock purchase plans and stock option exercises	42,807	1	—	207	—	—	208
Restricted stock grants	334,533	3	—	(3)	—	—	—
Restricted stock forfeitures	(23,003)	—	—	—	—	—	—
Share-based compensation expense	—	—	—	3,481	—	—	3,481
Repurchase of common stock (215,514 shares)	—	—	(1,394)	—	—	—	(1,394)
Retirement of treasury stock	(565,178)	(6)	3,386	(3,626)	—	—	(246)
Special dividend payment	—	—	—	(39,955)	—	—	(39,955)

Balance at July 31, 2011, as restated	43,829,097	$438	$—	$7,387,135	$25,636	$(7,198,667)	$214,542
Comprehensive loss, net of taxes:
Net loss	—	—	—	—	—	(38,108)	(38,108)
Other comprehensive loss:
Pension adjustments	—	—	—	—	(3,545)	—	(3,545)
Foreign currency translation adjustment	—	—	—	—	(10,650)	—	(10,650)

Total comprehensive loss	—	—	—	—	—	—	(52,303)

Issuance of common stock pursuant to employee stock purchase plans and stock option exercises	45,977	—	—	114	—	—	114
Restricted stock grants	217,359	2	—	(2)	—	—	—
Restricted stock forfeitures	(165,811)	(1)	—	(187)	—	—	(188)
Share-based compensation expense	—	—	—	2,967	—	—	2,967

Balance at July 31, 2012	43,926,622	$439	$—	$7,390,027	$11,441	$(7,236,775)	$165,132

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2012	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)
Cash flows from operating activities of continuing operations:
Net loss	$(38,108)	$(34,465)	$(23,841)	$(199,383)
Income (loss) from discontinued operations	491	(330)	(2,318)	126

Loss from continuing operations	(38,599)	(34,135)	(21,523)	(199,509)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	14,057	16,833	16,918	20,057
Impairment of goodwill and long-lived assets	2,062	27,166	25,800	164,682
Amortization of intangible assets	1,279	5,457	6,308	5,485
Share-based payments	2,990	3,481	4,154	5,103
Non-operating losses (gains)	(14,431)	(8,882)	988	(820)
Equity in losses of affiliates and impairments	4,109	4,308	2,129	16,565
Non-cash restructuring charges	—	—	—	389
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	(9,755)	20,050	9,607	33,138
Inventories	(11,604)	583	(7,604)	18,737
Prepaid expenses and other current assets	(1,591)	3,906	707	(390)
Accounts payable, accrued restructuring and accrued expenses	9,086	(38,511)	2,307	(38,976)
Refundable and accrued income taxes, net	(5,766)	(3,297)	171	(168)
Other assets and liabilities	10,225	(125)	1,233	11,689

Net cash provided by (used in) operating activities of continuing operations	(37,938)	(3,166)	41,195	35,982

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(11,564)	(8,968)	(9,194)	(11,060)
Redemption (purchase) of short-term investments	—	—	10,000	(10,000)
Investments in affiliates	(2,912)	(3,473)	(3,402)	(9,533)
Proceeds from the sale of available-for-sale securities	—	115	—	—
Proceeds from the sale of equity investments in affiliates	24	238	1,319	18,008
Business acquisitions, net of cash acquired	—	—	(29,580)	—

Net cash used in investing activities of continuing operations	(14,452)	(12,088)	(30,857)	(12,585)

Cash flows from financing activities of continuing operations:
Payments of dividends	—	(40,001)	—	—
Repayments on capital lease obligations	(124)	(106)	(524)	(408)
Line of credit origination costs	—	—	(782)	—
Proceeds from revolving line of credit	10,000	—	—	—
Repayments on revolving line of credit	(10,000)	—	—	—
Proceeds from issuance of common stock	91	204	331	113
Repurchase of common stock	(188)	(1,633)	(13,521)	(7,137)

Net cash used in financing activities of continuing operations	(221)	(41,536)	(14,496)	(7,432)

Cash flows from discontinued operations:
Operating cash flows	(1,501)	(1,713)	(1,723)	(2,276)

Net cash used in discontinued operations	(1,501)	(1,713)	(1,723)	(2,276)

Net effect of exchange rate changes on cash and cash equivalents	(4,744)	8,364	(1,522)	(5,507)

Net increase (decrease) in cash and cash equivalents	(58,856)	(50,139)	(7,403)	8,182
Cash and cash equivalents at beginning of year	111,225	161,364	168,767	160,585

Cash and cash equivalents at end of year	$52,369	$111,225	$161,364	$168,767

See accompanying notes to consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis the Company evaluates its estimates including those related to revenue recognition, inventories, investments, intangible assets, income taxes, restructuring, valuation of long-lived assets, impairments, contingencies and litigation. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

Revenue Recognition

The Company’s revenue primarily comes from the sale of supply chain management services to our clients. Amounts billed to clients under these arrangements include revenue attributable to the services performed as well as for materials procured on our clients’ behalf as part of our service to them. Other sources of revenue include the sale of products and other services. Revenue is recognized for services when the services are performed and for product sales when the products are shipped assuming all other applicable revenue recognition criteria are met.

The Company recognizes revenue in accordance with the provisions of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company’s standard sales terms are FOB shipping point, which means that risk of loss passes to the client when it is shipped from the Company’s location. The Company also evaluates the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred.

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

Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at the rates in effect at the balance sheet date. All amounts in the Consolidated Statement of Operations are translated using the average exchange rates in effect during the year. Resulting translation adjustments are reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. Settlement of receivables and payables in a foreign currency that is not the functional currency result in foreign currency transaction gains and losses. Foreign currency transaction gains and losses are included in “Other gains (losses), net” in the Consolidated Statement of Operations.

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

Investments

Marketable securities held by the Company which meet the criteria for classification as available-for-sale are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes, when applicable, as a component of accumulated other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity.

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net income or losses of the investee are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $2.9 million, $2.5 million, $0.3 million, and $16.8 million for the fiscal years ended 2012, 2011, 2010, and 2009, respectively. These impairment losses are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statements of Operations.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statement of Operations.

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

Inventories consisted of the following:

	July 31,
	2012	2011 (As Restated)	2010
	(in thousands)
Raw materials	$56,198	$46,940	$49,591
Work-in-process	2,154	2,101	2,006
Finished goods	25,638	27,842	22,499

	$83,990	$76,883	$74,096

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

The Company’s valuation methodology for assessing impairment of long-lived assets, goodwill and other intangible assets requires management to make judgments and assumptions based on historical experience and on projections of future operating performance. Management may use third party valuation advisors to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If our assumptions used in estimating our valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the fiscal years ended July 31, 2012, 2011, 2010 and 2009.

	Years Ended July 31,
	2012	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)
	(In thousands)
BASIC
Loss from continuing operations	$(38,599)	$(34,135)	$(21,523)	$(199,509)
Income (loss) from discontinued operations	491	(330)	(2,318)	126
Less net income allocable to participating restricted stock	—	—	—	—

Net loss available for basic common shares	$(38,108)	$(34,465)	$(23,841)	$(199,383)

Weighted average common shares outstanding	43,565	43,294	44,104	45,372

Basic net loss per common share from continuing operations	$(0.88)	$(0.79)	$(0.49)	$(4.39)
Basic net income (loss) per common share from discontinued operations	0.01	(0.01)	(0.05)	—

Basic net loss per common share	$(0.87)	$(0.80)	$(0.54)	$(4.39)

	Years Ended July 31,
	2012	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)
	(In thousands)
DILUTED
Loss from continuing operations	$(38,599)	$(34,135)	$(21,523)	$(199,509)
Income (loss) from discontinued operations	491	(330)	(2,318)	126
Less net income allocable to participating restricted stock	—	—	—	—

Net loss available for diluted common shares	$(38,108)	$(34,465)	$(23,841)	$(199,383)

Weighted average common shares outstanding	43,565	43,294	44,104	45,372
Weighted average common equivalent shares arising from: dilutive stock options	—	—	—	—

Weighted-average number of common and potential common shares	43,565	43,294	44,104	45,372

Diluted net loss per common share from continuing operations	$(0.88)	$(0.79)	$(0.49)	$(4.39)
Diluted net income (loss) per common share from discontinued operations	0.01	(0.01)	(0.05)	—

Diluted net loss per common share	$(0.87)	$(0.80)	$(0.54)	$(4.39)

Approximately 2.9 million, 3.2 million, 2.1 million, and 2.4 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2012, 2011, 2010 and 2009, respectively, as the Company has recorded a net loss for those periods.

Share-Based Compensation Plans

The Company recognizes share-based compensation in accordance with the provisions of ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) which requires the measurement and recognition of compensation expense for all share- based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.

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

Major Clients and Concentration of Credit Risk

Sales to one client, Hewlett-Packard accounted for approximately 31%, 28%, and 30% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2012, 2011 and 2010, respectively. Sales to three clients, Hewlett-Packard, Advanced Micro Devices, and SanDisk Corporation, accounted for approximately 27%, 10%, and 11%, respectively, of the Company’s consolidated net revenue for the fiscal year July 31, 2009. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable.

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

Derivative Instruments and Hedging Activities

The Company periodically enters into forward foreign currency exchange rate contracts to manage exposures to certain foreign currencies. The fair value of the Company’s foreign currency exchange rate contracts would be estimated based on the foreign currency exchange rates as of July 31, 2012. The Company’s policy does not allow for the use of derivatives for trading or speculative purposes.

The Company believes that its forward foreign currency exchange rate contracts economically function as effective hedges of the underlying exposures; however, the forward foreign currency exchange rate contracts do not meet the specific criteria for hedge accounting defined in ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), thus requiring the Company to record all changes in the fair value of these contracts in earnings in the period of the change. Unrealized gains or losses are included in “Other gains (losses), net” in the Company’s Consolidated Statements of Operations and these amounts.

During fiscal year 2011 the Company had a foreign currency exchange contract. As a result of the change in fair value on this foreign currency exchange contract, the Company recorded a loss of approximately $0.1 million. The Company had no outstanding foreign currency exchange contracts as of July 31, 2012 and 2011.

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

(3)	RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Background and Scope of the Investigation

On February 15, 2012, the Division of Enforcement of the Securities and Exchange Commission (“SEC”) initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors (the “SEC Inquiry”). Concurrent with the SEC Inquiry, the Audit Committee of the Company’s Board of Directors commenced an internal investigation of the Company’s practice with regard to rebates received from vendors.

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

As previously reported in the Company’s Current Report on Form 8-K dated June 9, 2012, the Audit Committee, in consultation with management and the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal years ended July 31, 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, should no longer be relied upon. Accordingly, the Company’s accompanying consolidated financial statements for the fiscal years ended July 31, 2011, 2010 and 2009 have been restated.

Several principal adjustments were made to historic financial statements as a result of the restatement. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities), which decreased working capital in the period. The Company believes that it may not ultimately be required to pay the accrued pricing liabilities, due in part to the nature of the interactions with its clients. When, and to the extent that, the Company is able to conclude that the accrued pricing liabilities have been extinguished for less than the amounts accrued, the Company will record the difference as other income. In the course of its business with certain clients, the Company has received releases of claims from such clients which have resulted in the Company concluding that the accrued pricing liabilities for those clients have been extinguished. The amounts derecognized and recorded in other income were $11.8 million and $13.5 million for the years ended July 31, 2012 and 2011, respectively. The remaining accrued pricing liabilities at July 31, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In addition to the errors described above, the restated financial statements include a $3.7 million adjustment in the year ended July 31, 2011 to correct a reserve for an uncertain tax position (the “tax adjustment”). Based on the date of effective settlement of the uncertain tax position, the reserve should have been reversed in the year ended July 31, 2011.

The restated financial statements also include other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements (the “other adjustments”). The previously unrecorded audit adjustments are being recorded as part of the restatement process although none of these adjustments is individually material.

In the tables appearing in these consolidated financial statements, the column labeled “Restatement Pricing Adjustments” sets forth the pricing adjustments and the column labeled “Restatement Other Adjustments” sets forth the tax adjustment (where applicable) and the other adjustments.

The restatement adjustments decreased revenue by $2.7 million, increased net income by $14.6 million and increased basic and diluted earnings per share by $0.33 for the fiscal year ended July 31, 2011. These restatement adjustments decreased revenue by $5.6 million, decreased net income by $6.0 million and decreased basic and diluted earnings per share by $0.14 for the fiscal year ended July 31, 2010. These restatement adjustments decreased revenue by $6.6 million, decreased net income by $5.9 million and decreased basic and diluted earnings per share by $0.13 for the fiscal year ended July 31, 2009.

Certain of the adjustments described above also affected periods prior to July 31, 2010. The cumulative effect of those restatement adjustments on years prior to fiscal year 2010 has been restated as a $37.1 million increase to beginning accumulated deficit from $7,103.2 million to $7,140.3 million for fiscal year 2010, set forth below.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2011

(in thousands, except share data)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$111,225	$—	$—	$111,225
Available-for-sale securities	131	—	—	131
Accounts receivable, trade, net of allowance for doubtful accounts of $473	146,411	—	—	146,411
Inventories, net	77,102	—	(219)	76,883
Prepaid expenses and other current assets	10,876	—	—	10,876

Total current assets	345,745	—	(219)	345,526

Property and equipment, net	47,299	—	104	47,403
Investments in affiliates	12,016	—	—	12,016
Goodwill	3,058	—	—	3,058
Other intangible assets, net	4,699	—	—	4,699
Other assets	9,545	—	—	9,545

Total assets	$422,362	$—	$(115)	$422,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$43	$—	$51	$94
Accounts payable	114,588	—	—	114,588
Current portion of accrued restructuring	1,456	—	—	1,456
Accrued income taxes	180	—	—	180
Accrued expenses	36,384	—	—	36,384
Other current liabilities	7,029	30,706	889	38,624
Current liabilities of discontinued operations	1,817	—	—	1,817

Total current liabilities	161,497	30,706	940	193,143

Long-term portion of accrued restructuring	8	—	—	8
Obligations under capital leases, less current installments	22	—	64	86
Other long-term liabilities	15,773	—	(3,188)	12,585
Non-current liabilities of discontinued operations	1,883	—	—	1,883

Total liabilities	179,183	30,706	(2,184)	207,705

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,829,097 issued and outstanding shares	438	—	—	438
Additional paid-in capital	7,387,135	—	—	7,387,135
Treasury stock, at cost	—	—	—	—
Accumulated deficit	(7,170,030)	(30,706)	2,069	(7,198,667)
Accumulated other comprehensive income	25,636	—	—	25,636

Total stockholders’ equity	243,179	(30,706)	2,069	214,542

Total liabilities and stockholders’ equity	$422,362	$—	$(115)	$422,247

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2010

(in thousands, except share data)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$161,364	$—	$—	$161,364
Available-for-sale securities	270	—	—	270
Accounts receivable, trade, net of allowance for doubtful accounts of $919	159,768	—	—	159,768
Inventories, net	74,096	—	—	74,096
Prepaid expenses and other current assets	14,226	—	—	14,226

Total current assets	409,724	—	—	409,724

Property and equipment, net	52,906	—	155	53,061
Investments in affiliates	13,016	—	—	13,016
Goodwill	16,207	—	—	16,207
Other intangible assets, net	24,173	—	—	24,173
Other assets	9,760	—	—	9,760

Total assets	$525,786	$—	$155	$525,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$40	$—	$51	$91
Accounts payable	132,098	—	—	132,098
Current portion of accrued restructuring	2,632	—	—	2,632
Accrued income taxes	48	—	—	48
Accrued expenses	45,729	—	234	45,963
Other current liabilities	4,773	42,282	594	47,649
Current liabilities of discontinued operations	1,791	—	—	1,791

Total current liabilities	187,111	42,282	879	230,272

Long-term portion of accrued restructuring	1,000	—	—	1,000
Obligations under capital leases, less current installments	29	—	115	144
Other long-term liabilities	15,656	—	66	15,722
Non-current liabilities of discontinued operations	3,289	—	—	3,289

Total liabilities	207,085	42,282	1,060	250,427

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding		—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,039,938 issued and 43,729,338 outstanding shares	440	—	—	440
Additional paid-in capital	7,427,031	—	—	7,427,031
Treasury stock, at cost	(1,992)	—	—	(1,992)
Accumulated deficit	(7,121,015)	(42,282)	(905)	(7,164,202)
Accumulated other comprehensive income	14,237	—	—	14,237

Total stockholders’ equity	318,701	(42,282)	(905)	275,514

Total liabilities and stockholders’ equity	$525,786	$—	$155	$525,941

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended July 31, 2011

(in thousands, except per share amounts)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$876,466	$(1,969)	$(749)	$873,748
Cost of revenue	792,833	—	(24)	792,809

Gross profit	83,633	(1,969)	(725)	80,939

Operating expenses:
Selling, general and administrative	85,187	—	—	85,187
Amortization of intangible assets	5,457	—	—	5,457
Impairment of goodwill and long-lived assets	27,166	—	—	27,166
Restructuring, net	795	—	—	795

Total operating expenses	118,605	—	—	118,605

Operating income (loss)	(34,972)	(1,969)	(725)	(37,666)

Other income (expense):
Interest income	238	—	—	238
Interest expense	(453)	—	(9)	(462)
Other gains (losses), net	(4,663)	13,545	—	8,882
Equity in losses of affiliates and impairments	(4,308)	—	—	(4,308)

	(9,186)	13,545	(9)	4,350

Income (loss) from continuing operations before income taxes	(44,158)	11,576	(734)	(33,316)
Income tax expense (benefit)	4,527	—	(3,708)	819

Income (loss) from continuing operations	(48,685)	11,576	2,974	(34,135)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(330)	—	—	(330)

Net income (loss)	$(49,015)	$11,576	$2,974	$(34,465)

Basic and diluted loss per share
Loss from continuing operations	$(1.12)	$0.26	$0.07	$(0.79)
Loss from discontinued operations	$(0.01)	$—	$—	$(0.01)

Net loss	$(1.13)	$0.26	$0.07	$(0.80)

Shares used in computing basic loss per share	43,294	—	—	43,294

Shares used in computing diluted loss per share	43,294	—	—	43,294

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended July 31, 2010

(in thousands, except per share amounts)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$923,996	$(4,891)	$(660)	$918,445
Cost of revenue	807,393	—	23	807,416

Gross profit	116,603	(4,891)	(683)	111,029

Operating expenses:
Selling, general and administrative	92,855	—	—	92,855
Amortization of intangible assets	6,308	—	—	6,308
Impairment of goodwill and long-lived assets	25,800	—	—	25,800
Restructuring, net	(1,433)	—	468	(965)

Total operating expenses	123,530	—	468	123,998

Operating income (loss)	(6,927)	(4,891)	(1,151)	(12,969)

Other income (expense):
Interest income	298	—	—	298
Interest expense	(561)	—	(12)	(573)
Other gains (losses), net	(988)	—	—	(988)
Equity in losses of affiliates and impairments	(2,129)	—	—	(2,129)

	(3,380)	—	(12)	(3,392)

Income (loss) from continuing operations before income taxes	(10,307)	(4,891)	(1,163)	(16,361)
Income tax expense (benefit)	5,162	—	—	5,162

Income (loss) from continuing operations	(15,469)	(4,891)	(1,163)	(21,523)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	(2,318)	—	—	(2,318)

Net income (loss)	$(17,787)	$(4,891)	$(1,163)	$(23,841)

Basic and diluted loss per share
Loss from continuing operations	$(0.35)	$(0.11)	$(0.03)	$(0.49)
Loss from discontinued operations	(0.05)	—	—	(0.05)

Net loss	$(0.40)	$(0.11)	$(0.03)	$(0.54)

Shares used in computing basic loss per share	44,104	—	—	44,104

Shares used in computing diluted loss per share	44,104	—	—	44,104

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended July 31, 2009

(in thousands, except per share amounts)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$1,008,554	$(6,574)	$—	$1,001,980
Cost of revenue	886,119	—	25	886,144

Gross profit	122,435	(6,574)	(25)	115,836

Operating expenses:
Selling, general and administrative	100,409	—	(471)	99,938
Amortization of intangible assets	5,485	—	—	5,485
Impairment of goodwill and long-lived assets	164,682	—	—	164,682
Restructuring, net	19,552	—	(211)	19,341

Total operating expenses	290,128	—	(682)	289,446

Operating income (loss)	(167,693)	(6,574)	657	(173,610)

Other income (expense):
Interest income	1,493	—	—	1,493
Interest expense	(802)	—	(14)	(816)
Other gains (losses), net	820	—	—	820
Equity in losses of affiliates and impairments	(16,565)	—	—	(16,565)

	(15,054)	—	(14)	(15,068)

Income (loss) from continuing operations before income taxes	(182,747)	(6,574)	643	(188,678)
Income tax expense (benefit)	10,831	—	—	10,831

Income (loss) from continuing operations	(193,578)	(6,574)	643	(199,509)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	126	—	—	126

Net income (loss)	$(193,452)	$(6,574)	$643	$(199,383)

Basic and diluted loss per share
Loss from continuing operations	$(4.26)	$(0.14)	$0.01	$(4.39)
Loss from discontinued operations	—	—	—	—

Net loss	$(4.26)	$(0.14)	$0.01	$(4.39)

Shares used in computing basic loss per share	45,372	—	—	45,372

Shares used in computing diluted loss per share	45,372	—	—	45,372

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended July 31, 2011

(in thousands)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Cash flows from operating activities of continuing operations:
Net loss	$(49,015)	$11,576	$2,974	$(34,465)
Income (loss) from discontinued operations	(330)	—	—	(330)

Loss from continuing operations	(48,685)	11,576	2,974	(34,135)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	16,782	—	51	16,833
Impairment of goodwill and long-lived assets	27,166	—	—	27,166
Amortization of intangible assets	5,457	—	—	5,457
Share-based payments	3,481	—	—	3,481
Non-operating losses (gains)	4,663	(13,545)	—	(8,882)
Equity in losses of affiliates and impairments	4,308	—	—	4,308
Changes in operating assets and liabilities, excluding effects from acquisition:		—
Trade accounts receivable, net	20,050	—	—	20,050
Inventories	364	—	219	583
Prepaid expenses and other current assets	3,906	—	—	3,906
Accounts payable, accrued restructuring and accrued expenses	(38,277)	—	(234)	(38,511)
Refundable and accrued income taxes, net	411	—	(3,708)	(3,297)
Other assets and liabilities	(2,843)	1,969	749	(125)

Net cash provided by (used in) operating activities of continuing operations	(3,217)	—	51	(3,166)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(8,968)	—	—	(8,968)
Investments in affiliates	(3,473)	—	—	(3,473)
Proceeds from the sale of available-for-sale securities	115	—	—	115
Proceeds from the sale of equity investments in affiliates	238	—	—	238

Net cash used in investing activities of continuing operations	(12,088)	—	—	(12,088)

Cash flows from financing activities of continuing operations:
Payments of dividends	(40,001)	—	—	(40,001)
Repayments on capital lease obligations	(55)	—	(51)	(106)
Proceeds from issuance of common stock	204	—	—	204
Repurchase of common stock	(1,633)	—	—	(1,633)

Net cash used in financing activities of continuing operations	(41,485)	—	(51)	(41,536)

Cash flows from discontinued operations:
Operating cash flows	(1,713)	—	—	(1,713)

Net cash used in discontinued operations	(1,713)	—	—	(1,713)

Net effect of exchange rate changes on cash and cash equivalents	8,364	—	—	8,364

Net decrease in cash and cash equivalents	(50,139)	—	—	(50,139)
Cash and cash equivalents at beginning of year	161,364	—	—	161,364

Cash and cash equivalents at end of year	$111,225	$—	$—	$111,225

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended July 31, 2010

(in thousands)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Cash flows from operating activities of continuing operations:
Net loss	$(17,787)	$(4,891)	$(1,163)	$(23,841)
Income (loss) from discontinued operations	(2,318)	—	—	(2,318)

Loss from continuing operations	(15,469)	(4,891)	(1,163)	(21,523)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	16,867	—	51	16,918
Impairment of goodwill and long-lived assets	25,800	—	—	25,800
Amortization of intangible assets	6,308	—	—	6,308
Share-based payments	4,154	—	—	4,154
Non-operating losses (gains)	988	—	—	988
Equity in losses of affiliates and impairments	2,129	—	—	2,129
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	9,607	—	—	9,607
Inventories	(7,604)	—	—	(7,604)
Prepaid expenses and other current assets	707	—	—	707
Accounts payable, accrued restructuring and accrued expenses	1,807	—	500	2,307
Refundable and accrued income taxes, net	171	—		171
Other assets and liabilities	(4,317)	4,891	659	1,233

Net cash provided by (used in) operating activities of continuing operations	41,148	—	47	41,195

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(9,194)	—	—	(9,194)
Redemption (purchase) of short-term investments	10,000	—	—	10,000
Investments in affiliates	(3,402)	—	—	(3,402)
Proceeds from the sale of equity investments in affiliates	1,319	—	—	1,319
Business acquisitions, net of cash acquired	(29,580)	—	—	(29,580)

Net cash used in investing activities of continuing operations	(30,857)	—	—	(30,857)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(477)	—	(47)	(524)
Line of credit origination costs	(782)	—	—	(782)
Proceeds from issuance of common stock	331	—	—	331
Repurchase of common stock	(13,521)	—	—	(13,521)

Net cash used in financing activities of continuing operations	(14,449)	—	(47)	(14,496)

Cash flows from discontinued operations:
Operating cash flows	(1,723)	—	—	(1,723)

Net cash used in discontinued operations	(1,723)	—	—	(1,723)

Net effect of exchange rate changes on cash and cash equivalents	(1,522)	—	—	(1,522)

Net decrease in cash and cash equivalents	(7,403)	—	—	(7,403)
Cash and cash equivalents at beginning of year	168,767	—	—	168,767

Cash and cash equivalents at end of year	$161,364	$—	$—	$161,364

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended July 31, 2009

(in thousands)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Cash flows from operating activities of continuing operations:
Net loss	$(193,452)	$(6,574)	$643	(199,383)
Income (loss) from discontinued operations	126	—	—	126

Loss from continuing operations	(193,578)	(6,574)	643	(199,509)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	20,012	—	45	20,057
Impairment of goodwill and long-lived assets	164,682	—	—	164,682
Amortization of intangible assets	5,485	—	—	5,485
Share-based payments	5,103	—	—	5,103
Non-operating losses (gains)	(820)	—	—	(820)
Equity in losses of affiliates and impairments	16,565	—	—	16,565
Non-cash restructuring charges	389	—	—	389
Changes in operating assets and liabilities, excluding effects from acquisition:
Trade accounts receivable, net	33,138	—	—	33,138
Inventories	18,737	—	—	18,737
Prepaid expenses and other current assets	(390)	—	—	(390)
Accounts payable, accrued restructuring and accrued expenses	(38,327)	—	(649)	(38,976)
Refundable and accrued income taxes, net	(168)	—	—	(168)
Other assets and liabilities	5,115	6,574	—	11,689

Net cash provided by (used in) operating activities of continuing operations	35,943	—	39	35,982

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(11,060)	—	—	(11,060)
Redemption (purchase) of short-term investments	(10,000)	—	—	(10,000)
Investments in affiliates	(9,533)	—	—	(9,533)
Proceeds from the sale of equity investments in affiliates	18,008	—	—	18,008

Net cash used in investing activities of continuing operations	(12,585)	—	—	(12,585)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(369)	—	(39)	(408)
Proceeds from issuance of common stock	113	—	—	113
Repurchase of common stock	(7,137)	—	—	(7,137)

Net cash used in financing activities of continuing operations	(7,393)	—	(39)	(7,432)

Cash flows from discontinued operations:
Operating cash flows	(2,276)	—	—	(2,276)

Net cash used in discontinued operations	(2,276)	—	—	(2,276)

Net effect of exchange rate changes on cash and cash equivalents	(5,507)	—	—	(5,507)

Net increase in cash and cash equivalents	8,182	—	—	8,182
Cash and cash equivalents at beginning of year	160,585	—	—	160,585

Cash and cash equivalents at end of year	$168,767	—	—	$168,767

(4)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2012	2011	2010	2009
	(in thousands)
Cash paid for interest	$26	$4	$50	$116
Cash paid for income taxes	$3,538	$5,419	$4,539	$9,898

Non-cash financing activities during fiscal years ending 2012, 2011, 2010 and 2009 included the issuance of approximately 0.1 million, 0.3 million, 0.2 million shares and 0.1 million shares, respectively, of nonvested ModusLink Global Solutions common stock, valued at approximately $0.6 million, $1.9 million, $2.0 million and $0.8 million, respectively, to certain executives of the Company.

(5)	SEGMENT INFORMATION

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Years Ended July 31,
	2012	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)
	(in thousands)
Net revenue:
Americas	$249,940	$296,362	$307,552	$327,455
Asia	218,880	233,724	262,594	296,756
Europe	211,319	275,065	283,584	333,181
TFL	25,944	29,471	23,712	—
All other	33,808	39,126	41,003	44,588

	$739,891	$873,748	$918,445	$1,001,980

Operating income (loss):
Americas	$(14,108)	$(29,984)	$(26,253)	$(98,896)
Asia	21,450	29,168	47,364	(34,790)
Europe	(15,718)	(6,181)	(4,865)	(27,944)
TFL	(11,032)	(16,139)	(12,244)	—
All other	634	1,889	(2,933)	2,120

Total segment operating income (loss)	(18,774)	(21,247)	1,069	(159,510)
Other reconciling items	(27,119)	(16,419)	(14,038)	(14,100)

Total operating loss	$(45,893)	$(37,666)	$(12,969)	$(173,610)

Adjusted operating income (loss):
Americas	$(7,675)	$(6,029)	$(3,644)	$(6,935)
Asia	26,811	36,155	54,261	49,472
Europe	(6,061)	198	(319)	4,541
TFL	(8,781)	(4,026)	(1,226)	—
All other	2,941	3,811	1,768	4,839

Total segment adjusted operating income (loss)	7,235	30,109	50,840	51,917
Other reconciling items	(25,285)	(14,043)	(11,594)	(10,859)

Total adjusted operating income (loss)	$(18,050)	$16,066	$39,246	$41,058

Adjusted operating income (loss)	$(18,050)	$16,066	$39,246	$41,058
Adjustments:
Depreciation	(14,057)	(16,833)	(16,918)	(20,057)
Amortization of intangible assets	(1,279)	(5,457)	(6,308)	(5,485)
Impairment of goodwill and long-lived assets	(2,062)	(27,166)	(25,800)	(164,682)
Share-based payments	(2,990)	(3,481)	(4,154)	(5,103)
Restructuring, net	(7,455)	(795)	965	(19,341)

Operating loss	$(45,893)	$(37,666)	$(12,969)	$(173,610)
Other income (expense), net	10,329	4,350	(3,392)	(15,068)
Income tax expense	(3,035)	(819)	(5,162)	(10,831)
Income (loss) from discontinued operations	491	(330)	(2,318)	126

Net loss	$(38,108)	$(34,465)	$(23,841)	$(199,383)

	July 31,
	2012	2011 (As Restated)	2010 (As Restated)
	(in thousands)
Total assets of continuing operations:
Americas	$101,931	$121,481	$186,643
Asia	111,660	125,059	113,820
Europe	105,472	120,422	135,135
TFL	2,750	11,029	23,256
All other	20,758	24,809	27,740

Sub-total	342,571	402,800	486,594
Corporate-level activity	16,311	19,447	39,347

	$358,882	$422,247	$525,941

As of July 31, 2012, approximately 63%, 18% and 19% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2011, approximately 60%, 18% and 22% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2010, approximately 73%, 12% and 15% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2012, approximately $9.2 million, $4.8 million, $3.3 million, $2.3 million and $3.4 million of the Company’s long-lived assets were located in Singapore, Ireland, China, the Netherlands, and Czech Republic, respectively. As of July 31, 2011, approximately $10.7 million, $7.1 million, $5.4 million, $4.1 million and $3.7 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China, and Czech Republic, respectively. As of July 31, 2010, approximately $10.1 million, $6.8 million, $5.6 million, $3.6 million and $3.6 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China and Czech Republic, respectively.

The Company generated revenue of approximately $144.1 million and $107.0 million in China and the Netherlands, respectively, from external clients during the fiscal year ended July 31, 2012. The Company generated revenue of approximately $142.2 million and $124.0 million in China and the Netherlands, respectively, from external clients during the fiscal year ended July 31, 2011. The Company generated revenue of approximately $175.5 million and $132.7 million in China and the Netherlands, respectively, from external clients during the fiscal year ended July 31, 2010. The Company generated revenue of approximately $199.7 million and $161.0 million in China and the Netherlands, respectively, from external clients during the fiscal year ended July 31, 2009.

(6)	DISCONTINUED OPERATIONS AND DIVESTITURES

The Company recorded income from discontinued operations of approximately $0.5 million for the fiscal year ended July 31, 2012 primarily related to receipts from subleasing of a discontinued facility. The Company recorded income (loss) from discontinued operations of approximately $(0.3) million, $(2.3) million and $0.1 million, respectively, for the fiscal years ended July 31, 2011, 2010 and 2009, primarily related to net present value accretion on future lease payments and adjustments to previously recorded estimates for facility lease obligations based on changes to the underlying assumptions regarding rental income.

Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2012	2011	2010	2009
	(in thousands)
Results of operations:
Net revenue	$—	$—	$—	$—
Other income	586	—	—	126
Total expenses	(95)	(330)	(2,318)	—

Income (loss) from discontinued operations	$491	$(330)	$(2,318)	$126

	July 31,
	2012	2011	2010
	(in thousands)
Financial position:
Current assets	$—	$—	$—
Current liabilities	(1,528)	(1,817)	(1,791)
Non-current liabilities	(293)	(1,883)	(3,289)

Net liabilities of discontinued operations	$(1,821)	$(3,700)	$(5,080)

(7)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2012	2011 (As Restated)	2010 (As Restated)
	(in thousands)
Buildings	$20,299	$23,833	$20,350
Machinery and equipment	18,565	22,122	24,245
Leasehold improvements	18,482	18,321	18,389
Software	40,461	39,743	37,970
Other	5,449	7,078	6,634

	103,256	111,097	107,588
Less: Accumulated depreciation and amortization	(62,484)	(63,694)	(54,527)

Net property and equipment, at cost	$40,772	$47,403	$53,061

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2012	2011 (As Restated)	2010 (As Restated)
	(in thousands)
Buildings	$—	$—	$3,734
Machinery and equipment	445	449	411
Other	—	46	46
Less: Accumulated amortization	(275)	(284)	(3,937)

	$170	$211	$254

The Company recorded depreciation expense of approximately $14.1 million, $16.8 million, $16.9 million and $20.1 million for the fiscal years ended July 31, 2012, 2011, 2010 and 2009, respectively. Depreciation expense within the Americas, Asia, Europe, TFL and All other was approximately $4.3 million, $4.4 million, $4.5 million, $0.1 million and $0.8 million, respectively, for fiscal year 2012, $5.2 million, $4.6 million $6.0 million, $0.1 million and $0.9 million, respectively, for fiscal year 2011, $5.4 million, $5.0 million $5.7 million, $0.0 million and $0.8 million, respectively, for fiscal year 2010, and $7.0 million, $5.7 million $6.5 million, $0.0 million and $0.9 million, respectively, for fiscal year 2009. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

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

As a result of the impairment test, in connection with the preparation of financial statements for the period ended April 30, 2012, the Company concluded that TFL’s long-lived assets were impaired and recorded a $0.9 million non-cash impairment charge. The $0.9 million impairment charge consisted of $0.5 million of intangible assets and $0.4 million of fixed assets. The intangible asset impairment charge for TFL is deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

In addition, during the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the fixed assets of its facility in Kildare, Ireland. These indicators included declining revenue and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the Kildare facility. These adverse trends included declines in sales volumes resulting from the loss of certain client programs, pricing pressure from existing clients, and the emergence and growth of new competitors for the services performed in Kildare.

As a result of the impairment test, in connection with the preparation of financial statements for the period ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge has been recorded as a component of “impairment of goodwill and long-lived assets” in the condensed consolidated statements of operations. The fixed asset impairment charge for Kildare is deductible as depreciation for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

The Company’s remaining goodwill of $3.1 million as of July 31, 2012 relates to the Company’s e-Business reporting unit. During the fourth quarter of fiscal year 2012, the Company completed its annual impairment analysis of goodwill. The Company concluded that its goodwill was not impaired as of July 31, 2012.

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

As a result of the 2011 interim impairment tests, in connection with the preparation of financial statements for the period ended January 31, 2011, the Company concluded that its goodwill was impaired and recorded a $13.2 million non-cash goodwill impairment charge, consisting of $7.1 million for ModusLink PTS and $6.1 million for TFL. Also in connection with the preparation of such financial statements, the Company determined that its intangible assets were impaired and recorded a $14.0 million non-cash intangible asset impairment charge, consisting of $8.8 million for ModusLink PTS and $5.2 million for TFL. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The goodwill and intangible asset impairment charges for TFL are deductible as amortization for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

In preparing the 2011 interim goodwill impairment test, the Company lowered its forecast of revenue growth and gross profit margins for ModusLink PTS and TFL for fiscal years 2011 to 2018. Revenue growth rates and gross profit margins are the variables which make the most significant impact to the discounted cash flow models for these reporting units. The decline in the forecasts for ModusLink PTS and TFL was attributable to our consideration of the operating losses for these reporting units during the first half of fiscal year 2011, the consideration of the impact that the departure of key personnel could have on our future operating results for these reporting units, and increasingly adverse trends that resulted in further deterioration of current and future operating results.

In connection with completing the 2011 interim goodwill impairment analysis, the Company also evaluated the recoverability of its long-lived assets at the ModusLink PTS and TFL reporting units. The asset groups for both ModusLink PTS and TFL are at the reporting unit level. Recoverability of these asset groups is determined by comparing forecasted undiscounted net cash flows of the reporting units to their respective carrying values. If the asset group’s cash flows are determined to be unable to recover the carrying amount of its net assets, then a loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value. The loss is then allocated amongst the long-lived assets based on their relative carrying amounts, with the exception that a loss allocated to an individual asset should not reduce the carrying amount of that asset below its fair value. Based upon this evaluation, the Company determined that the estimated future undiscounted cash flows related to these asset groups was below their carrying values, and therefore these asset groups were impaired.

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

In connection with completing the 2010 goodwill impairment analysis, the Company also evaluated the recoverability of its long-lived assets at the e-Business, ModusLink PTS and TFL reporting units where goodwill was determined to be impaired. Based upon this evaluation, the Company determined that the estimated future undiscounted cash flows related to these assets were in excess of their carrying values, and therefore these long-lived assets were not impaired as of July 31, 2010.

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

The estimated fair values of our reporting units for the goodwill impairment test were evaluated using an income approach by calculating the present value of estimated future cash flows. We believe the use of the income approach is appropriate due to lack of comparability to guideline companies and the lack of comparable transactions under the market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. In developing an appropriate discount rate to apply in its estimated cash flow models the Company developed an estimate of its weighted-average cost of capital.

The changes in the carrying amount of goodwill allocated to the Company’s operating segments are as follows:

	Americas	Asia	Europe	TFL	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2009
Goodwill	$94,477	$73,948	$30,108	$—	$5,857	204,390
Accumulated impairment charges	(74,626)	(73,948)	(30,108)	—	—	(178,682)

	$19,851	$—	$—	$—	$5,857	$25,708

Goodwill from the acquisition of TFL	—	—	—	16,299	—	16,299
Impairment of goodwill	(12,801)	—	—	(10,200)	(2,799)	(25,800)

Balance as of July 31, 2010
Goodwill	$94,477	$73,948	$30,108	$16,299	$5,857	220,689
Accumulated impairment charges	(87,427)	(73,948)	(30,108)	(10,200)	(2,799)	(204,482)

	$7,050	$—	$—	$6,099	$3,058	$16,207

Impairment of goodwill	(7,050)	—	—	(6,099)	—	(13,149)
Balance as of July 31, 2011
Goodwill	94,477	73,948	30,108	16,299	5,857	220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

Balance as of July 31, 2012
Goodwill	94,477	73,948	30,108	16,299	5,857	220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

The components of intangible assets are as follows (in thousands):

	July 31, 2012				July 31, 2011
	Gross Carryin gAmount	Accumulated amortization/ impairment	Net Book Value	Weighted average amortization period	Gross Carrying Amount	Accumulated amortization/ impairment	Net Book Value	Weighted average amortization period
Client Relationships	$34,500	$32,847	$1,653	7 years	$34,500	$32,215	$2,285	7 years
Developed Technology	13,992	12,990	1,002	3 to 7 years	13,992	12,211	1,781	3 to 7 years
Trade Names	5,405	5,174	231	3 to 7 years	5,405	4,801	604	3 to 7 years
Non-competes	713	702	11	1 to 5 years	713	684	29	1 to 5 years

Total	$54,610	$51,713	$2,897		$54,610	$49,911	$4,699

	July 31, 2010
	Gross Carrying Amount	Accumulated amortization/ impairment	Net Book Value	Weighted average amortization period
Client Relationships	$34,500	$21,503	$12,997	7 to 10 years
Developed Technology	13,992	5,638	8,354	3 to 8 years
Trade Names	5,405	2,800	2,605	3 to 8 years
Non-competes	713	496	217	1 to 5 years

Total	$54,610	$30,437	$24,173

Amortization expense for intangible assets for the fiscal years ended July 31, 2012, 2011, 2010 and 2009 totaled approximately $1.3 million, $5.5 million, $6.3 million and $5.5 million, respectively.

Estimated annual amortization expense for intangible assets for the next three years ending July 31, is as follows:

Fiscal Year	Amount
(in thousands)
2013	$1,133
2014	$1,098
2015	$666

(9)	RESTRUCTURING

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2012, 2011, 2010 and 2009:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2008, as restated	$1,848	$8,063	$—	$9,911

Restructuring charges, as restated	16,292	5,080	389	21,761
Restructuring adjustments	(2,858)	438	—	(2,420)
Cash paid	(8,378)	(3,550)	—	(11,928)
Non-cash adjustments	(62)	(229)	(389)	(680)

Accrued restructuring balance at July 31, 2009, as restated	$6,842	$9,802	$—	$16,644

Restructuring charges, as restated	54	690	—	744
Restructuring adjustments	(612)	(1,097)	—	(1,709)
Cash paid	(6,103)	(6,221)	—	(12,324)
Non-cash adjustments	—	277	—	277

Accrued restructuring balance at July 31, 2010	$181	$3,451	$—	$3,632

Restructuring charges	1,099	—	—	1,099
Restructuring adjustments	53	(357)	—	(304)
Cash paid	(1,081)	(1,926)	—	(3,007)
Non-cash adjustments	44	—	—	44

Accrued restructuring balance at July 31, 2011	$296	$1,168	$—	$1,464

Restructuring charges	6,218	1,537	—	7,755
Restructuring adjustments	(439)	139	—	(300)
Cash paid	(5,405)	(1,854)	—	(7,259)
Non-cash adjustments	(44)	108	—	64

Accrued restructuring balance at July 31, 2012	$626	$1,098	$—	$1,724

It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ending July 31, 2013. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by April 2013.

During the fiscal year ended July 31, 2012 the Company recorded a net restructuring charge of approximately $7.5 million. Of this amount, approximately $6.2 million primarily related to the workforce reduction of 357 employees in the Americas, Asia, and Europe, approximately $1.5 million related to contractual obligations related to facility closure at the Raleigh facility and the TFL facility in Colorado Springs. These restructuring charges were partially offset by approximately $0.3 million in reductions to initial estimates for recorded employee-related expenses and facilities lease obligations primarily based on changes in underlying assumptions.

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

The Company’s restructuring charges during the fiscal year ended July 31, 2010 primarily related to changes in estimates for previously recorded facilities lease obligations primarily based on changes to the underlying assumptions, an early termination payment of a lease in Hungary and the reversal of an amount due to a lapse of time under a prior agreement. The Company’s restructuring initiatives during the fiscal years ended July 31, 2009 and 2008 involved strategic decisions to right-size the Company and reduce costs. Restructuring charges consisted primarily of contractual obligations related to facilities and equipment, and employee severance charges as a result of workforce reductions. The Company records charges related to operating leases with no future economic benefit to the Company as a result of the closure of facilities.

During the fiscal year ended July 31, 2009, the Company recorded a net restructuring charge of approximately $19.3 million. This charge consisted of approximately $15.8 million related to the workforce reduction of approximately 550 employees across the Company. The charges also consist of approximately $5.6 million relating to the shutdown of facilities in El Paso, TX, Nashville, TN, Juarez, Mexico, San Jose, CA, Angers, France and Budapest, Hungary and a $0.4 million charge for the impairment of fixed assets at the location in El Paso, TX. All actions related to the fiscal year 2009 workforce reductions were completed by July 31, 2010. These restructuring charges were partially offset by approximately $2.4 million of adjustments to reduce initial estimates of restructuring charges for certain employee-related expenses and facilities lease obligations based on changes to the underlying assumptions.

As previously discussed, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements. The Company recorded a $0.3 million reduction in its accrued restructuring balance as of July 31, 2008 and a $0.2 million reduction in restructuring expense for the fiscal year ended July 31, 2009 which resulted from shifting of contractual obligation expenses from years prior to fiscal year 2010 to fiscal year 2010.

The net restructuring charges for the fiscal years ended July 31, 2012, 2011, 2010 and 2009 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	July 31,
	2012	2011	2010 (As Restated)	2009 (As Restated)
	(in thousands)
Cost of revenue	$3,960	$437	$(838)	$14,220
Selling, general and administrative	3,495	358	(127)	5,121

	$7,455	$795	$(965)	$19,341

The following tables summarize the restructuring accrual by operating segment, the all other category and the corporate-level activity category for the fiscal years ended July 31, 2012, 2011, 2010, and 2009:

	Americas	Asia	Europe	TFL	All other	Corporate- level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2008, as restated	$4,437	$174	$5,056	$—	$—	$244	$9,911

Restructuring charges, as restated	7,660	2,204	11,001	—	644	252	21,761
Restructuring adjustments	165	(163)	(2,422)	—	—	—	(2,420)
Cash paid	(3,946)	(1,805)	(5,901)	—	(240)	(36)	(11,928)
Non-cash adjustments	(680)	—	—	—	—	—	(680)

Accrued restructuring balance at July 31, 2009, as restated	$7,636	$410	$7,734	$—	$404	$460	$16,644

Restructuring charges, as restated	468	43	222	—	—	11	744
Restructuring adjustments	367	(108)	(1,929)	—	(12)	(27)	(1,709)
Cash paid	(5,600)	(345)	(5,543)	—	(392)	(444)	(12,324)
Non-cash adjustments	277	—	—	—	—	—	277

Accrued restructuring balance at July 31, 2010	$3,148	$—	$484	$—	$—	$—	$3,632

Restructuring charges	501	593	5	—	—	—	1,099
Restructuring adjustments	(303)	(7)	6	—	—	—	(304)
Cash paid	(1,993)	(586)	(428)	—	—	—	(3,007)
Non-cash adjustments	(7)	—	51	—	—	—	44

Accrued restructuring balance at July 31, 2011	$1,346	$—	$118	$—	$—	$—	$1,464

Restructuring charges	1,706	702	3,766	1,039	542	—	7,755
Restructuring adjustments	(94)	(56)	(85)	—	(65)	—	(300)
Cash paid	(1,933)	(647)	(3,690)	(855)	(134)	—	(7,259)
Non-cash adjustments	61	1	(58)	60	—	—	64

Accrued restructuring balance at July 31, 2012	$1,086	$—	$51	$244	$343	$—	$1,724

(10)	@VENTURES INVESTMENTS

The Company maintains interests in several privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors.

During the fiscal year ended July 31, 2012, 2011, 2010 and 2009, approximately $2.9 million, $3.5 million, $3.4 million, and $9.5 million, respectively was invested by @Ventures in privately held companies. At July 31, 2012, 2011, and 2010, the Company’s carrying value of investments in privately held companies was approximately $10.8 million, $12.0 million, and $13.0 million, respectively. During the fiscal years ended July 31, 2012, 2011, 2010, and 2009, the Company recorded $2.9 million, $2.5 million, $0.3 million, and $16.8 million, respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. During the fiscal year ended July 31, 2012, @Ventures did not receive any material distributions from its investments. During the fiscal years ended July 31, 2011, 2010, and 2009, @Ventures received distributions of approximately $0.2 million, $1.3 million, and $18.0 million, respectively.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations. For the fiscal years ended July 31, 2012, 2011 and 2010, the Company recorded its proportionate share of the affiliates’ losses of $1.2 million, $1.8 million, and $1.8 million, respectively. For the fiscal years ended July 31, 2009, equity in income of affiliates of $0.2 million was recognized by the Company as its portion of the net income of certain affiliate companies.

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

As of July 31, 2012, the Company, through @Ventures held investments in nine portfolio companies, although investments in four of these companies are nominal. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2012, the Company intended to fund approximately $1.0 million in one of the @Ventures portfolio companies for a follow-on investment.

(11)	OTHER CURRENT LIABILITIES

The following schedule reflects the components of “Other Current Liabilities”:

	July 31,
	2012	2011 (As Restated)	2010 (As Restated)
	(in thousands)
Accrued Pricing Liabilities	$20,397	$30,706	$42,282
Other	6,381	7,918	5,367

	$26,778	$38,624	$47,649

As of July 31, 2012, 2011 and 2010, the Company recorded accrued pricing liabilities of approximately $20.4 million, $30.7 million and $42.3 million. These liabilities related to the equivalent reduction of revenue where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract. The remaining accrued pricing liabilities at July 31, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(12)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Years Ended July 31,
	2012	2011 (As Restated)	2010	2009
	(in thousands)
Derecognition of accrued pricing liabilities	$11,811	$13,545	$—	$—
Foreign currency exchange gains (losses)	2,948	(4,023)	(977)	(1,560)
Gain on sale of investments	9	187	425	3,956
Impairment of investment	—	(67)	—	(975)
Loss on disposal of assets	(7)	(14)	(264)	(308)
Other, net	(330)	(746)	(172)	(293)

	$14,431	$8,882	$(988)	$820

During the fiscal years ended July 31, 2012 and 2011, the Company recorded gains from the derecognition of accrued pricing liabilities of approximately $11.8 million and $13.5 million, respectively. No gains were recorded from the derecognition of accrued pricing liabilities during the fiscal years ended July 31, 2010 and 2009. The Company recorded foreign exchange gains (losses) of approximately $2.9 million, $(4.0) million, $(1.0) million, and $(1.6) million during the fiscal year ended July 31, 2012, 2011, 2010, and 2009, respectively. These net gains and losses related primarily to realized and unrealized losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

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

During fiscal year 2010, the Company and certain of its domestic subsidiaries entered into an Amended and Restated Credit Agreement (the “Credit Facility”) with Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. (collectively, the “Lenders”), whereby the Lenders provided to the Company a senior secured revolving credit facility up to an initial aggregate principal amount of $40.0 million. The Credit Facility permitted the Company to increase the aggregate principal amount by an additional $20.0 million upon certain conditions being met. The Credit Facility amended and restated the Second Amended and Restated Loan and Security Agreement, dated October 31, 2005, as amended, which expired on January 31, 2010. For the quarter ended April 30, 2012, the Company violated the minimum consolidated EBITDA covenant contained in the Credit Facility. On August 16, 2012, the Company entered into an amendment to the Credit Facility which eliminated the maximum consolidated leverage ratio covenant and the minimum consolidated EBITDA covenant and modified the minimum global cash covenant. See Note 23, Subsequent Events, of the Notes to the Consolidated Financial Statements in this Annual Report for additional description of the amendment to the Credit Facility as well as a description of a Credit Agreement entered into with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto on October 31, 2012.

As of July 31, 2012, there were no borrowings outstanding under the Credit Facility. As of July 31, 2012 the Company had $0.2 million for letters of credit under the Credit Facility.

In addition, the Company maintains a credit facility of approximately $1.0 million with a Taiwanese bank. As of July 31, 2012, $34 thousand was outstanding under this facility.

(14)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2012, are as follows:

	Operating Leases	Stadium Obligation	Capital Lease Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2013	$23,893	$2,400	$78	$26,371
2014	14,971	1,600	30	16,601
2015	9,922	1,600	14	11,536
2016	6,528	—	15	6,543
2017	4,271	—	5	4,276
Thereafter	12,884	—	—	12,884

	$72,469	$5,600	$142	$78,211

Total future minimum lease payments have been reduced by future minimum sublease rentals of approximately $87 thousand. Capital lease obligations are net of interest.

Total rent and equipment lease expense charged to continuing operations was approximately $26.5 million, $29.2 million, $29.1 million, and $31.1 million for the fiscal years ended July 31, 2012, 2011, 2010 and 2009, respectively.

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

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2012, the Company had no recorded liabilities with respect to these arrangements.

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

(15)	SHARE-BASED PAYMENTS

Stock Option Plans

During the fiscal year ended July 31, 2012, the Company had awards for stock options under five plans: the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (the “2002 Plan”), the 2000 Stock Incentive Plan (the “2000 Plan”), the 2005 Non-Employee Director Plan (the “2005 Plan”) and the 2010 Incentive Award Plan (the “2010 Plan”). Options granted under the 2010 Plan, 2004 Plan, 2002 Plan and the 2000 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. Stock options granted under these plans have contractual terms of seven years. The Company may also grant awards other than stock options under the 2010 Plan.

In December 2010, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2010 Plan, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the issuance of (i) 5,000,000 shares of common stock of the Company plus (ii) the number of shares subject to outstanding awards under the Company’s 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Prior Plans”) that expire or are forfeited following December 8, 2010, the effective date of the 2010 Plan. As of December 8, 2010, the Company ceased making any further awards under its Prior Plans. As of December 8, 2010, the effective date of the 2010 Plan, there were an additional 2,922,258 shares of Common Stock underlying equity awards issued under the Company’s Prior Plans. This amount represents the maximum number of additional shares that may be added to the 2010 Plan should these awards expire or be forfeited subsequent to December 8, 2010. Any awards that were outstanding under the Prior Plans as of the effective date continued to be subject to the terms and conditions of such Prior Plan. As of July 31, 2012, 4,745,581 shares were available for future issuance under the 2010 Plan.

In December 2005, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved the 2005 Plan, pursuant to which the Company may grant non-qualified stock options to certain members of the Board of Directors. The 2005 Plan replaced the Company’s Amended and Restated 1999 Stock Option Plan for Non-Employee Directors (“1999 Plan”). No additional options will be granted under the 1999 Plan; however, all then outstanding options under the 1999 Plan remained in effect in accordance with their respective terms. Pursuant to the 1999 Plan, 200,000 shares of the Company’s common stock were initially reserved for issuance. Up to 200,000 shares of common stock may be issued pursuant to awards granted under the 2005 Plan (subject to adjustment in the event of stock splits and other similar events). Prior to December 8, 2010, the Plan provided that each eligible director would automatically be granted an option to acquire 20,000 shares of Common Stock (the “Initial Option”) upon election to the Board. Each director who ceased to be an Affiliated Director (as defined in the 2005 Plan) and was not otherwise an employee of the Company or any of its subsidiaries or affiliates would be granted, on the date such director ceased to be an Affiliated Director but remained as a member of the Board of Directors, an Initial Option to acquire 20,000 shares of Common Stock under the 2005 Plan. Each Initial Option vests and becomes exercisable on a monthly basis as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a director on such monthly anniversary date. On December 8, 2010, the Board of Directors amended the 2005 Plan to eliminate the Initial Option. Prior to September 23, 2009, the 2005 Plan also provided that on the date of each annual meeting of stockholders of the Company, each eligible Director who was both serving as Director immediately prior to and immediately following such annual meeting, and who had served on the Board for at least six months, would automatically be granted an option to purchase 2,400 shares of Common Stock (an “Annual Option”). Each Annual Option vests and becomes exercisable on a monthly basis as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee serves as a Director on such monthly anniversary date. On September 23, 2009, the Board of Directors amended the 2005 Plan to eliminate the Annual Option. Stock options granted under the 2005 Plan have contractual terms of 10 years. Due to the amendments to the 2005 Plan, the Company no longer issues shares under the 2005 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

On October 4, 1994, the Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan, as amended (the “ESPP”). During fiscal year 2002, the ESPP was amended to increase the aggregate number of shares that may be issued from the ESPP to 300,000 shares. In December 2009, at the Company’s Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the ESPP to increase the aggregate number of shares that may be issued from the plan to 600,000 shares. Approximately 222,000 shares are available for future issuance as of July 31, 2012. Under the ESPP, employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2012, 2011, 2010, and 2009 the Company issued approximately 23,000, 34,000, 39,000, and 35,000 shares, respectively, under the ESPP.

Stock Option Valuation and Expense Information under ASC Topic 718

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2012, 2011, 2010, and 2009:

	Years Ended July 31,
	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$344	$374	$337	$392
Selling, general and administrative	2,646	3,107	3,817	4,711

	$2,990	$3,481	$4,154	$5,103

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2012, 2011, 2010, and 2009 was $1.98, $2.97, $3.73, and $3.22, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Years Ended July 31,
	2012	2011	2010	2010
Expected volatility	59.56%	62.64%	65.77%	56.64%
Risk-free interest rate	0.84%	0.99%	1.88%	2.34%
Expected term (in years)	4.66	4.27	4.08	4.08
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The volatility assumption for fiscal years 2012, 2011, 2010, and 2009 is based on the weighted average of the historical volatility of the Company’s common shares for a period equal to the expected term of the stock option awards.

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

As share-based compensation expense recognized in the Consolidated Statement of Operations for the fiscal years ended July 31, 2012, 2011, 2010, and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options

A summary of option activity for the fiscal year ended July 31, 2012 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2011	2,566	$10.97
Granted	1,252	4.26
Exercised	(2)	3.78
Forfeited or expired	(1,129)	10.11

Stock options outstanding, July 31, 2012	2,687	$8.20	4.30	$5

Stock options exercisable, July 31, 2012	1,289	$11.46	2.61	$5

As of July 31, 2012, unrecognized share-based compensation related to stock options was approximately $2.0 million. This cost is expected to be expensed over a weighted average period of 1.9 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2012, 2011, 2010, and 2009 was approximately $0.00 million, $0.01 million, $0.10 million, and $0.00 million, respectively.

As of July 31, 2012, there were 2.6 million stock options that were vested and expected to vest in the future with an aggregate intrinsic value of $5 thousand and a weighted-average remaining contractual term of 4.23 years.

Nonvested Stock

Nonvested stock are shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2012, 2011, 2010, and 2009 was approximately $1.6 million, $1.6 million, $1.5 million, and $1.9 million, respectively.

A summary of the status of our nonvested stock for the fiscal year ended July 31, 2012, is as follows:

	Number of shares	Weighted average grant date fair value
	(in thousands, except fair values)
Nonvested stock outstanding, July 31, 2011	566	$7.93
Granted	461	2.27
Vested	(266)	7.77
Forfeited	(357)	2.29

Nonvested stock outstanding, July 31, 2012	404	$6.56

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2012, 2011, 2010, and 2009 was approximately $2.1 million, $1.5 million, $1.9 million and $1.0 million, respectively. As of July 31, 2012, there was approximately $0.8 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 1.3 years.

(16)	SHARE REPURCHASE PROGRAMS

In June 2010, the Company’s Board of Directors authorized the repurchase of up to $10.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions over an eighteen month period, (the “June 2010 Repurchase Program”). The timing and amount of any shares repurchased was to be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases could also be made under a Rule 10b5-1 plan, which permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company retired and returned repurchased shares to the Company’s authorized, but not issued or outstanding common stock. The June 2010 Repurchase Program was funded using the Company’s working capital. In total, the Company repurchased an aggregate of approximately 0.7 million shares at a cost of approximately $4.8 million under the June 2010 Repurchase Program. These share repurchases occurred primarily during the fourth quarter and first quarter of our 2010 and 2011 fiscal years, respectively. During the fiscal year ended July 31, 2011, the Company declared and paid a special cash dividend of $40.0 million in the aggregate, which was funded with available cash on hand and included amounts remaining under the June 2010 Repurchase Program. Accordingly, no further repurchases were made under the June 2010 Repurchase Program.

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

(17)	INCOME TAXES

Income from continuing operations:

	Years Ended July 31,
	2012	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(39,030)	$(47,697)	$(29,494)	$(133,240)
Foreign	3,466	14,381	13,133	(55,438)

Total loss from continuing operations before income taxes	$(35,564)	$(33,316)	$(16,361)	$(188,678)

The components of income tax expense have been recorded in the Company’s financial statements as follows:

	Years Ended July 31,
	2012	2011 (As Restated)	2010	2009
	(in thousands)
Income tax expense from continuing operations	$3,035	$819	$5,162	$10,831
Discontinued operations	—	—	—	—
Other comprehensive income	—	—	43	(529)

Total income tax expense	$3,035	$819	$5,205	$10,302

The income tax expense from continuing operations consists of the following:

	July 31,
	2012	2011 (As Restated)	2010	2009
	(in thousands)
Current provision:
Federal	$—	$—	$(367)	$—
State	—	—	185	—
Foreign	2,632	599	5,737	11,942

	$2,632	$599	$5,555	$11,942

Deferred provision:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	403	220	(393)	(1,111)

	$403	$220	$(393)	$(1,111)

Total tax provision	$3,035	$819	$5,162	$10,831

Deferred income tax assets and liabilities have been classified on the Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2012			July 31, 2011
	Current	Non-current	Total	Current (As Restated)	Non-current (As Restated)	Total (As Restated)
	(in thousands)
Deferred tax assets:
Accruals and reserves	$13,015	$6,641	$19,656	$16,615	$11,062	$27,677
Tax basis in excess of financial basis of investments in affiliates	—	15,468	15,468	—	15,955	15,955
Tax basis in excess of financial basis for intangible and fixed assets	—	7,402	7,402	—	5,710	5,710
Net operating loss and capital loss carryforwards	—	734,078	734,078	—	729,616	729,616

Total gross deferred tax assets	13,015	763,589	776,604	16,615	762,343	778,958
Less: valuation allowance	(12,316)	(744,390)	(756,706)	(15,142)	(739,757)	(754,899)

Net deferred tax assets	699	19,199	19,898	1,473	22,586	24,059

Deferred tax liabilities:
Accruals and reserves	(60)	—	(60)	(231)	(1,107)	(1,338)
Financial basis in excess of tax basis for intangible and fixed assets	—	(1,414)	(1,414)	—	(2,338)	(2,338)
Financial basis in excess of tax basis of investments in affiliates	—	—	—	—	(26)	(26)
Undistributed accumulated earnings of foreign subsidiaries	—	(16,587)	(16,587)	—	(18,714)	(18,714)

Total gross deferred tax liabilities	(60)	(18,001)	(18,061)	(231)	(22,185)	(22,416)

Net deferred tax asset (liability)	$639	$1,198	$1,837	$1,242	$401	$1,643

	July 31, 2010
	Current (As Restated)	Non-current (As Restated)	Total (As Restated)
	(in thousands)
Deferred tax assets:
Accruals and reserves	$21,417	$14,935	$36,352
Tax basis in excess of financial basis of investments in affiliates	—	13,966	13,966
Tax basis in excess of financial basis for intangible and fixed assets	—	4,744	4,744
Net operating loss and capital loss carryforwards	—	731,747	731,747

Total gross deferred tax assets	21,417	765,392	786,809
Less: valuation allowance	(20,221)	(731,095)	(751,316)

Net deferred tax assets	1,196	34,297	35,493

Deferred tax liabilities:
Accruals and reserves	(163)	(733)	(896)
Financial basis in excess of tax basis for intangible and fixed assets	—	(13,266)	(13,266)
Financial basis in excess of tax basis of investments in affiliates	—	(132)	(132)
Undistributed accumulated earnings of foreign subsidiaries	—	(19,499)	(19,499)

Total gross deferred tax liabilities	(163)	(33,630)	(33,793)

Net deferred tax asset (liability)	1,033	$667	$1,700

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2012 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(741,245)
Additional paid in capital	(15,461)

$(756,706)

The net change in the total valuation allowance for the fiscal year ended July 31, 2012 was an increase of approximately $1.8 million. This increase is primarily due to an increase in the U.S. valuation allowance due to net operating losses, capital losses, and other deferred tax assets. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized.

In the past, certain of the Company’s subsidiaries in China enjoyed tax holidays. These tax holidays were prior and subsequent to the Company’s acquisition of Modus Media, Inc. and remained in effect throughout various dates ending December 2010. These tax holidays were structured such that tax rates are 0% for the first two profitable years and 7.5% for the three year period thereafter. During calendar year 2007, the Chinese government introduced legislation for domestic and foreign companies that eliminated certain tax holidays effective January 1, 2008. The legislation allowed for a transition period for companies with existing holidays whereby the tax rate will increase gradually over a five year period up to a maximum rate of 25%. The Company’s current tax holidays began to expire during fiscal year 2009. The Company has recorded its deferred tax assets and liabilities based upon the tax rates expected to be in effect upon reversal.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $409.4 million, respectively, at July 31, 2012. The federal net operating losses will expire from fiscal year 2021 through 2032 and the state net operating losses will expire from fiscal year 2013 through 2032. The Company has a foreign net operating loss carryforward of approximately $52.8 million, of which $40.0 million has an indefinite carryforward period. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $15.7 million and $15.7 million, respectively. The federal and state capital losses will expire in fiscal year 2015.

The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $62.4 million at July 31, 2012, of which approximately $15.0 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently reinvested undistributed earnings is not practicably determinable. The Company has recorded a deferred tax liability of $16.6 million on the remaining $47.4 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Years Ended July 31,
	2012	2011 (As Restated)	2010 (As Restated)	2009 (As Restated)
	(in thousands)
Computed “expected” income tax expense (benefit)	$(12,447)	$(11,661)	$(5,727)	$(66,037)
Increase (decrease) in income tax expense resulting from:
Losses not benefited (utilized)	11,112	11,356	(2,424)	13,230
State income taxes, net of federal benefit	—	—	120	—
Foreign dividends	3,298	4,041	7,535	8,858
Foreign tax rate differential	1,133	(2,220)	(1,803)	(6,303)
Capitalized costs	179	408	194	306
Nondeductible goodwill impairment	—	2,467	5,460	57,639
Non-deductible expenses	355	202	210	447
Foreign withholding taxes	542	323	1,964	2,159
Reversal of uncertain tax position reserves	(1,137)	(4,255)	—	—
Other	—	158	(367)	532

Actual income tax expense	$3,035	$819	$5,162	$10,831

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2012 , 2011, and 2010 the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $1.3 million, $2.4 million, and $5.8 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2009 through July 31, 2012. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2012 tax years remain subject to examination in most locations while the Company’s 2002 through 2012 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Years Ended July 31,
	2012	2011 (As Restated)	2010	2009
	(in thousands)
Balance as of beginning of year	$2,273	$5,810	$6,243	$6,207
Additions for current year tax positions	73	—	320	423
Additions for prior year tax positions	564	—	—	78
Currency translation	—	697	101	(189)
Settlements paid to taxing authorities	—	—	(854)	(276)
Reductions of prior year tax positions	(1,680)	(4,234)	—	—

Balance as of end of year	$1,230	$2,273	$5,810	$6,243

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the fiscal year ended July 31, 2012, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2012, 2011, and 2010, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $78,000, $130,000, and $84,000 respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company expects that approximately $0.6 million of unrecognized tax benefits will reverse in the next twelve months due to expiration of statute of limitations.

(18)	DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of its employees in its Netherlands facility and one defined benefit pension plan covering certain of its employees in its Taiwan facility. Pension costs are actuarially determined.

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2012	2011	2010
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$13,791	$11,441	$11,224
Service cost	368	365	339
Interest cost	589	617	510
Actuarial (gain) loss	4,300	192	266
Employee contributions	328	390	385
Benefits and administrative expenses paid	(404)	(184)	(610)
Amendments	—	—	(82)
Transfers	—	1	—
Effect of Curtailment	—	(228)	—
Currency translation	(1,813)	1,197	(591)

Benefit obligation at end of year	17,159	13,791	11,441

Change in plan assets
Fair value of plan assets at beginning of year	15,652	12,265	10,615
Actual return on plan assets	276	597	271
Employee contributions	328	390	385

Employer contributions	498	1,300	1,839
Benefits and administrative expenses paid	(404)	(180)	(155)
Transfers	—	1	—
Currency translation	(2,199)	1,279	(690)

Fair value of plan assets at end of year	14,151	15,652	12,265

Funded status
Assets	37	2,886	1,940
Current liability	(1)	(1)	(1)
Noncurrent liability	(3,049)	(1,028)	(1,116)

Net amount recognized in statement of financial position as a non-current asset (liability)	$(3,013)	$1,857	$823

The accumulated benefit obligation was approximately $13.6 million, $10.8 million, and $8.9 million at July 31, 2012, 2011, and 2010, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
Projected benefit obligation	$2,064	$2,047	$1,991
Accumulated benefit obligation	$1,290	$1,241	$1,171
Fair value of plan assets	$1,024	$1,018	$875

Components of net periodic pension cost were as follows:

	Years Ended July 31,
	2012	2011	2010	2009
	(in thousands)
Service cost	$368	$365	$339	$711
Interest costs	589	617	510	634
Expected return on plan assets	(473)	(477)	(462)	(546)
Amortization of net actuarial loss	(88)	(114)	(144)	(135)

Net periodic pension costs	$396	$391	$243	$664

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal year 2013 is approximately $0.1 million related to amortization of a net actuarial gain and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	Years Ended July 31,
	2012	2011	2010
Discount rate	3.95%	5.50%	5.50%
Rate of compensation increase	2.12%	2.00%	2.00%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Years Ended July 31,
	2012	2011	2010	2009
Discount rate	5.50%	5.50%	5.50%	6.25%
Expected long-term rate of return on plan assets	3.34%	3.50%	4.25%	4.75%
Rate of compensation increase	2.00%	2.00%	2.00%	2.50%

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

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal year 2022. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $0.8 million in fiscal year 2013.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2013	$55
2014	$62
2015	$90
2016	$141
2017	$172
Next 5 years	$1,309

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

The current target allocations for plan assets are 100% for debt securities. The market value of plan assets using Level 2 inputs is approximately $14.1 million.

Valuation Technique

Benefit obligations are computed using the projected unit credit method. Benefits are attributed to service based on the plan’s benefit formula. Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service of the current active membership.

(19)	COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Years Ended July 31,
	2012	2011	2010	2009
	(in thousands)
Net unrealized holding gains (losses) on securities	$(26)	$(26)	$47	$(51)
Cumulative foreign currency translation adjustment	12,702	23,352	12,008	11,919
Pension adjustments	(1,235)	2,310	2,182	2,437

Accumulated other comprehensive income	$11,441	$25,636	$14,237	$14,305

For the fiscal years ended July 31, 2012, 2011, and 2010, the Company recorded approximately $0.1 million for all three periods, in taxes related to comprehensive income.

(20)	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts consisted of the following:

	Years Ended July 31,
	2012	2011	2010	2009
	(in thousands)
Balance at beginning of year	$473	$919	$3,767	$2,358
Additions	15	144	141	1,699
Deductions	(144)	(590)	(2,989)	(290)

Balance at end of year	$344	$473	$919	$3,767

(21) SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The information for the first two quarters of fiscal year 2012 and for all quarters of fiscal years 2011and 2010 have been restated to correct the errors described in Note 3, Restatement of Previously Issued Financial Statements.

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2012, 2011, and 2010. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Fiscal 2012 Quarter Ended				Fiscal 2011 Quarter Ended
	Oct. 31 (As Restated)	Jan. 31 (As Restated)	Apr. 30	Jul. 31	Oct. 31 (As Restated)	Jan. 31 (As Restated)	Apr. 30 (As Restated)	Jul. 31 (As Restated)
	(in thousands except share data)
Net revenue	$205,908	$178,324	$178,565	$177,094	$235,271	$233,212	$206,579	$198,688
Cost of revenue	180,437	162,518	163,146	169,477	214,031	210,765	186,912	181,103

Gross profit	25,471	15,806	15,419	7,617	21,240	22,447	19,667	17,585
Total operating expenses	23,285	29,536	26,403	30,982	25,019	49,715	21,850	22,021

Operating income (loss)	2,186	(13,730)	(10,984)	(23,365)	(3,779)	(27,268)	(2,183)	(4,436)
Total other income (expense)	830	564	3,744	5,191	2,921	(776)	5,083	(2,878)
Income tax expense (benefit)	1,871	380	(1,202)	1,985	1,309	1,132	1,331	(2,954)

Income (loss) from continuing operations	1,145	(13,546)	(6,038)	(20,159)	(2,167)	(29,176)	1,569	(4,360)
Discontinued operations, net of income taxes	—	670	(98)	(81)	(45)	(104)	(91)	(91)

Net income (loss)	$1,145	$(12,876)	$(6,136)	$(20,240)	$(2,212)	$(29,280)	$1,478	$(4,451)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.32)	$(0.14)	$(0.46)	$(0.05)	$(0.68)	$0.03	$(0.10)
Income (loss) from discontinued operations	$—	$0.02	$—	$—	$—	$—	$—	$—

Net income (loss)	$0.03	$(0.30)	$(0.14)	$(0. 46)	$(0.05)	$(0.68)	$0.03	$(0.10)

	Fiscal 2010 Quarter Ended
	Oct. 31 (As Restated)	Jan. 31 (As Restated)	Apr. 30 (As Restated)	Jul. 31 (As Restated)
	(in thousands except share data)
Net revenue	$245,273	$234,034	$212,379	$226,760
Cost of revenue	210,670	203,960	189,096	203,692

Gross profit	34,603	30,074	23,283	23,068
Total operating expenses	24,405	25,498	23,888	50,207

Operating income (loss)	10,198	4,576	(605)	(27,139)
Total other income (expense)	(1,165)	(1,216)	(1,448)	437
Income tax expense (benefit)	1,881	2,174	942	165

Income (loss) from continuing operations	7,152	1,186	(2,995)	(26,867)
Discontinued operations, net of income taxes	45	(29)	(2,334)	—

Net income (loss)	$7,197	$1,157	(5,329)	(26,867)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.16	$0.03	$(0.07)	$(0.62)
Income (loss) from discontinued operations	$—	$—	$(0.05)	$—

Net income (loss)	$0.16	$0.03	$(0.12)	$(0.62)

The restated quarterly Balance Sheets as of the end of each of the first two quarters of fiscal year 2012 and as of the end of each quarter of fiscal years 2011 and 2010 are presented below (dollars in thousands):

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 2012

(in thousands, except share data)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$95,618	$—	$—	$95,618
Available-for-sale securities	132	—	—	132
Accounts receivable, trade, net of allowance for doubtful accounts of $353	156,195	—	—	156,195
Inventories, net	94,675	—	—	94,675
Prepaid expenses and other current assets	10,325	—	—	10,325

Total current assets	356,945	—	—	356,945

Property and equipment, net	43,371	—	122	43,493
Investments in affiliates	12,352	—	—	12,352
Goodwill	3,058	—	—	3,058
Other intangible assets, net	4,029	—	—	4,029
Other assets	10,318	—	—	10,318

Total assets	$430,073	$—	$122	$430,195

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$29	$—	$60	$89
Accounts payable	135,970	—	—	135,970
Current portion of accrued restructuring	4,978	—	—	4,978
Accrued expenses	37,776	—	—	37,776
Other current liabilities	6,934	31,619	936	39,489
Current liabilities of discontinued operations	1,452		—	1,452

Total current liabilities	187,139	31,619	996	219,754

Long-term portion of accrued restructuring	109	—	—	109
Obligations under capital leases, less current installments	32	—	72	104
Other long-term liabilities	15,755	—	(3,725)	12,030
Non-current liabilities of discontinued operations	983	—	—	983

Total liabilities	204,018	31,619	(2,657)	232,980

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,264,450 issued and outstanding shares	443	—	—	443
Additional paid-in capital	7,388,896	—	—	7,388,896
Accumulated deficit	(7,181,474)	(31,619)	2,694	(7,210,399)
Accumulated other comprehensive income	18,190	—	85	18,275

Total stockholders’ equity	226,055	(31,619)	2,779	197,215

Total liabilities and stockholders’ equity	$430,073	$—	$122	$430,195

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2011

(in thousands, except share data)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$111,526	$—	$—	$111,526
Available-for-sale securities	133	—	—	133
Accounts receivable, trade, net of allowance for doubtful accounts of $332	187,952	—	—	187,952
Inventories, net	94,909	—	—	94,909
Prepaid expenses and other current assets	10,120	—	—	10,120

Total current assets	404,640	—	—	404,640

Property and equipment, net	44,716	—	91	44,807
Investments in affiliates	12,642	—	—	12,642
Goodwill	3,058	—	—	3,058
Other intangible assets, net	4,360	—	—	4,360
Other assets	9,510	—	—	9,510

Total assets	$478,926	$—	$91	$479,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$37	$—	$51	$88
Accounts payable	164,196	—	—	164,196
Current portion of accrued restructuring	1,909	—	—	1,909
Accrued income taxes	1,260	—	—	1,260
Accrued expenses	42,407	—	—	42,407
Other current liabilities	7,692	31,123	950	39,765
Current liabilities of discontinued operations	1,817	—	—	1,817

Total current liabilities	219,318	31,123	1,001	251,442

Long-term portion of accrued restructuring	36	—	—	36
Obligations under capital leases, less current installments	39	—	51	90
Other long-term liabilities	15,791	—	(3,465)	12,326
Non-current liabilities of discontinued operations	1,623	—	—	1,623

Total liabilities	236,807	31,123	(2,413)	265,517

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,076,160 issued and outstanding shares	441	—	—	441
Additional paid-in capital	7,387,871	—	—	7,387,871
Accumulated deficit	(7,168,862)	(31,123)	2,462	(7,197,523)
Accumulated other comprehensive income	22,669	—	42	22,711

Total stockholders’ equity	242,119	(31,123)	2,504	213,500

Total liabilities and stockholders’ equity	$478,926	$—	$91	$479,017

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 30, 2011

(in thousands, except share data)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$119,120	$—	$—	$119,120
Available-for-sale securities	130	—	—	130
Accounts receivable, trade, net of allowance for doubtful accounts of $777	135,622	—	—	135,622
Inventories, net	83,263	—	—	83,263
Prepaid expenses and other current assets	13,803	—	—	13,803

Total current assets	351,938	—	—	351,938

Property and equipment, net	49,935	—	117	50,052
Investments in affiliates	14,073	—	(797)	13,276
Goodwill	3,058	—	—	3,058
Other intangible assets, net	5,736	—	—	5,736
Other assets	10,402	—	—	10,402

Total assets	$435,142	$—	$(680)	$434,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital lease	$38	$—	$51	$89
Accounts payable	111,000	—	—	111,000
Current portion of accrued restructuring	1,618	—	—	1,618
Accrued expenses	40,314	—	258	40,572
Other current liabilities	7,995	30,307	926	39,228
Current liabilities of discontinued operations	1,686	—	—	1,686

Total current liabilities	162,651	30,307	1,235	194,193

Long-term portion of accrued restructuring	299	—	—	299
Obligations under capital leases, less current installments	3	—	77	80
Other long-term liabilities	16,122	—	772	16,894
Non-current liabilities of discontinued operations	2,241	—	—	2,241

Total liabilities	181,316	30,307	2,084	213,707

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,824,651 issued and outstanding shares	438	—	—	438
Additional paid-in capital	7,386,248	—	—	7,386,248
Accumulated deficit	(7,161,145)	(30,307)	(2,764)	(7,194,216)
Accumulated other comprehensive income	28,285	—	—	28,285

Total stockholders’ equity	253,826	(30,307)	(2,764)	220,755

Total liabilities and stockholders’ equity	$435,142	$—	$(680)	$434,462

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 2011

(in thousands, except share data)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$154,217	$—	$—	$154,217
Available-for-sale securities	222	—	—	222
Accounts receivable, trade, net of allowance for doubtful accounts of $1,027	140,892	—	—	140,892
Inventories, net	79,667	—	—	79,667
Prepaid expenses and other current assets	12,084	—	—	12,084

Total current assets	387,082	—	—	387,082

Property and equipment, net	49,942	—	130	50,072
Investments in affiliates	12,997	—	(797)	12,200
Goodwill	3,058	—	—	3,058
Other intangible assets, net	6,798	—	—	6,798
Other assets	10,307	—	—	10,307

Total assets	$470,184	—	$(667)	$469,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$38	$—	$51	$89
Accounts payable	111,205	—	—	111,205
Current portion of accrued restructuring	2,123	—	—	2,123
Accrued expenses	38,755	—	250	39,005
Other current liabilities	6,949	37,053	639	44,641
Current liabilities of discontinued operations	1,686	—	—	1,686

Total current liabilities	160,756	37,053	940	198,749

Long-term portion of accrued restructuring	484	—	—	484
Obligations under capital leases, less current installments	10	—	90	100
Other long-term liabilities	15,791	—	924	16,715
Non-current liabilities of discontinued operations	2,587	—	—	2,587

Total liabilities	179,628	37,053	1,954	218,635

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,814,824 issued and outstanding shares	438	—	—	438
Additional paid-in capital	7,425,434	—	—	7,425,434
Accumulated deficit	(7,156,019)	(37,053)	(2,621)	(7,195,693)
Accumulated other comprehensive income	20,703	—	—	20,703

Total stockholders’ equity	290,556	(37,053)	(2,621)	250,882

Total liabilities and stockholders’ equity	$470,184	$—	$(667)	$469,517

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2010

(in thousands, except share data)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$145,924	$—	$—	$145,924
Available-for-sale securities	233	—	—	233
Accounts receivable, trade, net of allowance for doubtful accounts of $994	186,479	—	—	186,479
Inventories, net	80,007	—	—	80,007
Prepaid expenses and other current assets	13,488	—	—	13,488

Total current assets	426,131	—	—	426,131

Property and equipment, net	52,210	—	143	52,353
Investments in affiliates	13,103	—	(797)	12,306
Goodwill	16,207	—	—	16,207
Other intangible assets, net	22,495	—	—	22,495
Other assets	10,022	—	—	10,022

Total assets	$540,168	$—	$(654)	$539,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$26	$—	$51	$77
Accounts payable	144,930	—	—	144,930
Current portion of accrued restructuring	3,026	—	—	3,026
Accrued income taxes	242	—	—	242
Accrued expenses	45,971	—	242	46,213
Other current liabilities	6,048	36,545	637	43,230
Current liabilities of discontinued operations	1,792	—	—	1,792

Total current liabilities	202,035	36,545	930	239,510

Long-term portion of accrued restructuring	665	—	—	665
Obligations under capital leases, less current installments	23	—	103	126
Other long-term liabilities	16,485	—	496	16,981
Non-current liabilities of discontinued operations	2,929	—	—	2,929

Total liabilities	222,137	36,545	1,529	260,211

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,723,322 issued and outstanding shares	437	—	—	437
Additional paid-in capital	7,424,402	—	—	7,424,402
Accumulated deficit	(7,127,685)	(36,545)	(2,183)	(7,166,413)
Accumulated other comprehensive income	20,877	—	—	20,877

Total stockholders’ equity	318,031	(36,545)	(2,183)	279,303

Total liabilities and stockholders’ equity	$540,168	$—	$(654)	$539,514

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

April 30, 2010

(in thousands, except share data)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$159,897	$—	$—	$159,897
Available-for-sale securities	335	—	—	335
Accounts receivable, trade, net of allowance for doubtful accounts of $879	146,203	—	—	146,203
Inventories, net	66,270	—	—	66,270
Prepaid expenses and other current assets	12,020	—	—	12,020

Total current assets	384,725	—	—	384,725

Property and equipment, net	54,857	—	168	55,025
Investments in affiliates	13,022	—	—	13,022
Goodwill	42,007	—	—	42,007
Other intangible assets, net	25,852	—	—	25,852
Other assets	10,140	—	—	10,140

Total assets	$530,603	$—	$168	$530,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$46	$—	$51	$97
Accounts payable	108,730	—	—	108,730
Current portion of accrued restructuring	5,611	—	—	5,611
Accrued income taxes	1,260	—	—	1,260
Accrued expenses	41,103	—	226	41,329
Other current liabilities	4,696	41,307	262	46,265
Current liabilities of discontinued operations	1,992	—	—	1,992

Total current liabilities	163,438	41,307	539	205,284

Long-term portion of accrued restructuring	1,276	—	—	1,276
Obligations under capital leases, less current installments	43	—	127	170
Other long-term liabilities	15,686	—	—	15,686
Non-current liabilities of discontinued operations	3,575	—	—	3,575

Total liabilities	184,018	41,307	666	225,991

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,056,151 issued and outstanding shares	441	—	—	441
Additional paid-in capital	7,426,120	—	—	7,426,120
Accumulated deficit	(7,095,530)	(41,307)	(498)	(7,137,335)
Accumulated other comprehensive income	15,554	—	—	15,554

Total stockholders’ equity	346,585	(41,307)	(498)	304,780

Total liabilities and stockholders’ equity	$530,603	$—	$168	$530,771

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 2010

(in thousands, except share data)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$163,970	$—	$—	$163,970
Available-for-sale securities	284	—	—	284
Accounts receivable, trade, net of allowance for doubtful accounts of $1,257	150,311	—	—	150,311
Inventories, net	67,107	—	—	67,107
Prepaid expenses and other current assets	13,060	—	—	13,060

Total current assets	394,732	—	—	394,732

Property and equipment, net	56,348	—	181	56,529
Investments in affiliates	13,180	—	—	13,180
Goodwill	42,007	—	—	42,007
Other intangible assets, net	27,509	—	—	27,509
Other assets	9,741	—	—	9,741

Total assets	$543,517	$—	$181	$543,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$54	$—	$51	$105
Accounts payable	112,756	—	—	112,756
Current portion of accrued restructuring	7,021	—	(576)	6,445
Accrued income taxes	1,377	—	—	1,377
Accrued expenses	43,259	—	218	43,477
Other current liabilities	5,817	40,251	—	46,068
Current liabilities of discontinued operations	1,602	—	—	1,602

Total current liabilities	171,886	40,251	(307)	211,830

Long-term portion of accrued restructuring	1,686	—	—	1,686
Obligations under capital leases, less current installments	64	—	139	203
Other long-term liabilities	16,437	—	—	16,437
Non-current liabilities of discontinued operations	2,057	—	—	2,057

Total liabilities	192,130	40,251	(168)	232,213

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,293,804 issued and outstanding shares	443	—	—	443
Additional paid-in capital	7,427,477	—	—	7,427,477
Accumulated deficit	(7,092,103)	(40,251)	349	(7,132,005)
Accumulated other comprehensive income	15,570	—	—	15,570

Total stockholders’ equity	351,387	(40,251)	349	311,485

Total liabilities and stockholders’ equity	$543,517	$—	$181	$543,698

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

October 31, 2009

(in thousands, except share data)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$174,402	$—	$—	$174,402
Available-for-sale securities	284	—	—	284
Accounts receivable, trade, net of allowance for doubtful accounts of $1,154	194,142	—	—	194,142
Inventories, net	71,037	—	—	71,037
Prepaid expenses and other current assets	10,135	—	—	10,135

Total current assets	450,000	—	—	450,000

Property and equipment, net	58,940	—	194	59,134
Investments in affiliates	12,514	—	—	12,514
Goodwill	25,708	—	—	25,708
Other intangible assets, net	21,748	—	—	21,748
Other assets	8,111	—	—	8,111

Total assets	$577,021	$—	$194	$577,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$64	$—	$51	$115
Accounts payable	135,990	—	—	135,990
Current portion of accrued restructuring	9,364	—	(522)	8,842
Accrued income taxes	1,155	—	—	1,155
Accrued expenses	47,920	—	210	48,130
Other current liabilities	4,969	38,797	—	43,766
Current liabilities of discontinued operations	1,666	—	—	1,666

Total current liabilities	201,128	38,797	(261)	239,664

Long-term portion of accrued restructuring	1,804	—	—	1,804
Obligations under capital leases, less current installments	69	—	151	220
Other long-term liabilities	16,899	—	—	16,899
Non-current liabilities of discontinued operations	2,235	—	—	2,235

Total liabilities	222,135	38,797	(110)	260,822

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding	—	—	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 44,931,506 issued and outstanding shares	449	—	—	449
Additional paid-in capital	7,432,500	—	—	7,432,500
Accumulated deficit	(7,094,670)	(38,797)	304	(7,133,163)
Accumulated other comprehensive income	16,607	—	—	16,607

Total stockholders’ equity	354,886	(38,797)	304	316,393

Total liabilities and stockholders’ equity	$577,021	$—	$194	$577,215

The restated quarterly Statements of Operations for the first two quarters of fiscal year 2012 and each of the quarterly periods in fiscal years 2011 and 2010 are presented below (dollars in thousands, except per share data):

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended January 31, 2012

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$178,588	(496)	232	$178,324
Cost of revenue	162,521	—	(3)	162,518

Gross profit	16,067	(496)	235	15,806

Operating expenses:
Selling, general and administrative	24,607	—	—	24,607
Amortization of intangible assets	332	—	—	332
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	4,597	—	—	4,597

Total operating expenses	29,536	—	—	29,536

Operating income (loss)	(13,469)	(496)	235	(13,730)

Other income (expense):
Interest income	122	—	—	122
Interest expense	(96)	—	(2)	(98)
Other gains (losses)	830	—	—	830
Equity in losses of affiliates and impairments	(290)	—	—	(290)

	566	—	(2)	564

Income (loss) from continuing operations before income taxes	(12,903)	(496)	233	(13,166)
Income tax expense (benefit)	380	—	—	380

Income (loss) from continuing operations	(13,283)	(496)	233	(13,546)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	670	—	—	670

Net income (loss)	$(12,613)	$(496)	$233	$(12,876)

Basic and diluted loss per share
Loss from continuing operations	$(0.31)	$(0.01)	$—	$(0.32)
Loss from discontinued operations	0.02	—	—	0.02

Net loss	$(0.29)	$(0.01)	$—	$(0.30)

Shares used in computing basic loss per share	43,434	—	—	43,434

Shares used in computing diluted loss per share	43,434	—	—	43,434

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended October 31, 2011

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$206,151	(417)	174	$205,908
Cost of revenue	180,658	—	(221)	180,437

Gross profit	25,493	(417)	395	25,471

Operating expenses:
Selling, general and administrative	22,198	—	—	22,198
Amortization of intangible assets	332	—	—	332
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	755	—	—	755

Total operating expenses	23,285	—	—	23,285

Operating income (loss)	2,208	(417)	395	2,186

Other income (expense):
Interest income	122	—	—	122
Interest expense	(88)	—	(2)	(90)
Other gains (losses)	1,225	—	—	1,225
Equity in losses of affiliates and impairments	(427)	—	—	(427)

	832	—	(2)	830

Income (loss) from continuing operations before income taxes	3,040	(417)	393	3,016
Income tax expense (benefit)	1,871	—	—	1,871

Income (loss) from continuing operations	1,169	(417)	393	1,145
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	—	—	—	—

Net income (loss)	$1,169	$(417)	$393	$1,145

Basic and diluted loss per share
Loss from continuing operations	$0.03	$(0.01)	$0.01	$0.03
Loss from discontinued operations	—	—	—	—

Net loss	$0.03	$(0.01)	$0.01	$0.03

Shares used in computing basic loss per share	43,315	—	—	43,315

Shares used in computing diluted loss per share	43,318	—	—	43,318

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended July 31, 2011

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$198,798	(399)	289	198,688
Cost of revenue	181,144	—	(41)	181,103

Gross profit	17,654	(399)	330	17,585

Operating expenses:
Selling, general and administrative	21,390	—	—	21,390
Amortization of intangible assets	1,037	—	—	1,037
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	(406)	—	—	(406)

Total operating expenses	22,021	—	—	22,021

Operating income (loss)	(4,367)	(399)	330	(4,436)

Other income (expense):
Interest income	47	—	—	47
Interest expense	(103)	—	(2)	(105)
Other gains (losses)	(726)	—	—	(726)
Equity in losses of affiliates and impairments	(2,891)	—	797	(2,094)

	(3,673)	—	795	(2,878)

Income (loss) from continuing operations before income taxes	(8,040)	(399)	1,125	(7,314)
Income tax expense (benefit)	754	—	(3,708)	(2,954)

Income (loss) from continuing operations	(8,794)	(399)	4,833	(4,360)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	(91)	—	—	(91)

Net income (loss)	$(8,885)	$(399)	$4,833	$(4,451)

Basic and diluted loss per share
Loss from continuing operations	$(0.21)	$(0.01)	$0.12	$(0.10)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.21)	$(0.01)	$0.12	$(0.10)

Shares used in computing basic loss per share	43,317	—	—	43,317

Shares used in computing diluted loss per share	43,317	—	—	43,317

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended April 30, 2011

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$207,140	$(426)	$(135)	$206,579
Cost of revenue	186,906	—	6	186,912

Gross profit	20,234	(426)	(141)	19,667

Operating expenses:
Selling, general and administrative	20,788	—	—	20,788
Amortization of intangible assets	1,062	—	—	1,062
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	—	—	—	—

Total operating expenses	21,850	—	—	21,850

Operating income (loss)	(1,616)	(426)	(141)	(2,183)

Other income (expense):
Interest income	62	—	—	62
Interest expense	(108)	—	(2)	(110)
Other gains (losses)	(1,641)	7,173	—	5,532
Equity in losses of affiliates and impairments	(401)	—	—	(401)

	(2,088)	7,173	(2)	5,083

Income (loss) from continuing operations before income taxes	(3,704)	6,747	(143)	2,900
Income tax expense (benefit)	1,331	—	—	1,331

Income (loss) from continuing operations	(5,035)	6,747	(143)	1,569
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	(91)	—	—	(91)

Net income (loss)	$(5,126)	$6,747	$(143)	$1,478

Basic and diluted loss per share
Loss from continuing operations	$(0.12)	$0.15	$—	$0.03
Loss from discontinued operations	—	—	—	—

Net loss	$(0.12)	$0.15	$—	$0.03

Shares used in computing basic loss per share	43,303	—	—	43,303

Shares used in computing diluted loss per share	43,303	—	—	43,502

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended January 31, 2011

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$234,150	$(508)	$(430)	$233,212
Cost of revenue	210,759	—	6	210,765

Gross profit	23,391	(508)	(436)	22,447

Operating expenses:
Selling, general and administrative	20,458	—	—	20,458
Amortization of intangible assets	1,679	—	—	1,679
Impairment of goodwill and long-lived assets	27,166	—	—	27,166
Restructuring, net	412	—	—	412

Total operating expenses	49,715	—	—	49,715

Operating income (loss)	(26,324)	(508)	(436)	(27,268)

Other income (expense):
Interest income	88	—	—	88
Interest expense	(120)	—	(2)	(122)
Other gains (losses)	(372)	—	—	(372)
Equity in losses of affiliates and impairments	(370)	—	—	(370)

	(774)	—	(2)	(776)

Income (loss) from continuing operations before income taxes	(27,098)	(508)	(438)	(28,044)
Income tax expense (benefit)	1,132	—	—	1,132

Income (loss) from continuing operations	(28,230)	(508)	(438)	(29,176)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	(104)	—	—	(104)

Net income (loss)	$(28,334)	$(508)	$(438)	$(29,280)

Basic and diluted loss per share
Loss from continuing operations	$(0.65)	$(0.02)	$(0.01)	$(0.68)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.65)	$(0.02)	$(0.01)	$(0.68)

Shares used in computing basic loss per share	43,279	—	—	43,279

Shares used in computing diluted loss per share	43,279	—	—	43,279

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended October 31, 2010

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$236,379	$(635)	$(473)	$235,271
Cost of revenue	214,025	—	6	214,031

Gross profit	22,354	(635)	(479)	21,240

Operating expenses:
Selling, general and administrative	22,551	—	—	22,551
Amortization of intangible assets	1,679	—	—	1,679
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	789	—	—	789

Total operating expenses	25,019	—	—	25,019

Operating income (loss)	(2,665)	(635)	(479)	(3,779)

Other income (expense):
Interest income	42	—	—	42
Interest expense	(122)	—	(3)	(125)
Other gains (losses)	(1,925)	6,372	—	4,447
Equity in losses of affiliates and impairments	(646)	—	(797)	(1,443)

	(2,651)	6,372	(800)	2,921

Income (loss) from continuing operations before income taxes	(5,316)	5,737	(1,279)	(858)
Income tax expense (benefit)	1,309	—	—	1,309

Income (loss) from continuing operations	(6,625)	5,737	(1,279)	(2,167)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	(45)	—	—	(45)

Net income (loss)	$(6,670)	$5,737	$(1,279)	$(2,212)

Basic and diluted loss per share
Loss from continuing operations	$(0.15)	$0.13	$(0.03)	$(0.05)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.15)	$0.13	$(0.03)	$(0.05)

Shares used in computing basic loss per share	43,309	—	—	43,309

Shares used in computing diluted loss per share	43,309	—	—	43,309

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended July 31, 2010

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$228,133	$(975)	$(398)	$226,760
Cost of revenue	203,686	—	6	203,692

Gross profit	24,447	(975)	(404)	23,068

Operating expenses:
Selling, general and administrative	24,585	—	—	24,585
Amortization of intangible assets	1,680	—	—	1,680
Impairment of goodwill and long-lived assets	25,800	—	—	25,800
Restructuring, net	(1,858)	—	—	(1,858)

Total operating expenses	50,207	—	—	50,207

Operating income (loss)	(25,760)	(975)	(404)	(27,139)

Other income (expense):
Interest income	46	—	—	46
Interest expense	(145)	—	(3)	(148)
Other gains (losses)	744	—	—	744
Equity in losses of affiliates and impairments	(205)	—	—	(205)

	440	—	(3)	437

Income (loss) from continuing operations before income taxes	(25,320)	(975)	(407)	(26,702)
Income tax expense (benefit)	165	—	—	165

Income (loss) from continuing operations	(25,485)	(975)	(407)	(26,867)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	—	—	—	—

Net income (loss)	$(25,485)	$(975)	$(407)	$(26,867)

Basic and diluted loss per share
Loss from continuing operations	$(0.58)	$(0.03)	$(0.01)	$(0.62)
Loss from discontinued operations	—	—	—	—

Net loss	$(0.58)	$(0.03)	$(0.01)	$(0.62)

Shares used in computing basic loss per share	43,652	—	—	43,652

Shares used in computing diluted loss per share	43,652	—	—	43,652

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended April 30, 2010

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$213,697	$(1,056)	$(262)	$212,379
Cost of revenue	189,090	—	6	189,096

Gross profit	24,607	(1,056)	(268)	23,283

Operating expenses:
Selling, general and administrative	21,395	—	—	21,395
Amortization of intangible assets	1,657	—	—	1,657
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	260	—	576	836

Total operating expenses	23,312	—	576	23,888

Operating income (loss)	1,295	(1,056)	(844)	(605)

Other income (expense):
Interest income	49	—	—	49
Interest expense	(130)	—	(3)	(133)
Other gains (losses)	(1,153)	—	—	(1,153)
Equity in losses of affiliates and impairments	(211)	—	—	(211)

	(1,445)	—	(3)	(1,448)

Income (loss) from continuing operations before income taxes	(150)	(1,056)	(847)	(2,053)
Income tax expense (benefit)	942	—	—	942

Income (loss) from continuing operations	(1,092)	(1,056)	(847)	(2,995)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	(2,334)	—	—	(2,334)

Net income (loss)	$(3,426)	$(1,056)	$(847)	$(5,329)

Basic and diluted loss per share
Loss from continuing operations	$(0.03)	$(0.02)	$(0.02)	$(0.07)
Loss from discontinued operations	(0.05)	—	—	(0.05)

Net loss	$(0.08)	$(0.02)	$(0.02)	$(0.12)

Shares used in computing basic loss per share	43,730	—	—	43,730

Shares used in computing diluted loss per share	43,730	—	—	43,730

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended January 31, 2010

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$235,488	$(1,454)	$—	$234,034
Cost of revenue	203,954	—	6	203,960

Gross profit	31,534	(1,454)	(6)	30,074

Operating expenses:
Selling, general and administrative	23,917	—	—	23,917
Amortization of intangible assets	1,599	—	—	1,599
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	36	—	(54)	(18)

Total operating expenses	25,552	—	(54)	25,498

Operating income (loss)	5,982	(1,454)	48	4,576

Other income (expense):
Interest income	82	—	—	82
Interest expense	(158)	—	(3)	(161)
Other gains (losses)	(289)	—	—	(289)
Equity in losses of affiliates and impairments	(848)	—	—	(848)

	(1,213)	—	(3)	(1,216)

Income (loss) from continuing operations before income taxes	4,769	(1,454)	45	3,360
Income tax expense (benefit)	2,174	—	—	2,174

Income (loss) from continuing operations	2,595	(1,454)	45	1,186
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	(29)	—	—	(29)

Net income (loss)	$2,566	$(1,454)	$45	$1,157

Basic and diluted loss per share
Loss from continuing operations	$0.06	$(0.03)	$—	$0.03
Loss from discontinued operations	—	—	—	—

Net loss	$0.06	$(0.03)	$—	$0.03

Shares used in computing basic loss per share	44,208	—	—	44,208

Shares used in computing diluted loss per share	44,301	—	—	44,301

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended October 31, 2009

(in thousands, except per share amounts)

(unaudited)

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$246,678	$(1,405)	$—	$245,273
Cost of revenue	210,664	—	6	210,670

Gross profit	36,014	(1,405)	(6)	34,603

Operating expenses:
Selling, general and administrative	22,958	—	—	22,958
Amortization of intangible assets	1,372	—	—	1,372
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	129	—	(54)	75

Total operating expenses	24,459	—	(54)	24,405

Operating income (loss)	11,555	(1,405)	48	10,198

Other income (expense):
Interest income	121	—	—	121
Interest expense	(127)	—	(4)	(131)
Other gains (losses)	(291)	—	—	(291)
Equity in losses of affiliates and impairments	(864)	—	—	(864)

	(1,161)	—	(4)	(1,165)

Income (loss) from continuing operations before income taxes	10,394	(1,405)	44	9,033
Income tax expense (benefit)	1,881	—	—	1,881

Income (loss) from continuing operations	8,513	(1,405)	44	7,152
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations,	45	—	—	45

Net income (loss)	$8,558	$(1,405)	$44	$7,197

Basic and diluted loss per share
Loss from continuing operations	$0.19	$(0.03)	$—	$0.16
Loss from discontinued operations	—	—	—	—

Net loss	$0.19	$(0.03)	$—	$0.16

Shares used in computing basic loss per share	44,806	—	—	44,806

Shares used in computing diluted loss per share	44,921	—	—	44,921

The restated quarterly segment information for the first two quarters of fiscal year 2012 and each of the quarterly periods in fiscal years 2011 and 2010 are presented below:

	Three Months Ended October 31, 2011 (As Restated) (unaudited)	Three Months Ended January 31, 2012 (As Restated) (unaudited)
	(in thousands)
Net revenue:
Americas	$69,511	$59,498
Asia	60,739	51,125
Europe	57,605	50,710
TFL	8,079	8,888
All other	9,974	8,103

	$205,908	$178,324

Operating income (loss):
Americas	$(120)	$(3,084)
Asia	9,292	4,513
Europe	(1,688)	(7,177)
TFL	(1,395)	(1,211)
All other	856	(79)

Total segment operating income (loss)	6,945	(7,038)
Other reconciling items	(4,759)	(6,692)

Total operating income (loss)	$2,186	$(13,730)

Adjusted operating income (loss):
Americas	$1,326	$(1,272)
Asia	10,965	5,795
Europe	(296)	(2,225)
TFL	(1,315)	(988)
All other	1,343	409

Total segment adjusted operating income	12,023	1,719
Other reconciling items	(4,120)	(5,970)

Total adjusted operating income	$7,903	$(4,251)

Adjusted operating income	$7,903	$(4,251)
Adjustments:
Depreciation	(3,748)	(3,552)
Amortization of intangible assets	(332)	(332)
Share-based payments	(882)	(998)
Restructuring, net	(755)	(4,597)

Operating income (loss)	$2,186	$(13,730)
Other income (expense), net	830	564
Income tax expense	(1,871)	(380)
Income (loss) from discontinued operations	—	670

Net income (loss)	$1,145	$(12,876)

Total assets of continuing operations:
Americas	$122,561	$122,186
Asia	171,023	144,986
Europe	124,537	113,475
TFL	12,851	9,504
All other	28,799	20,949

Sub-total	459,771	411,100
Corporate-level activity	19,246	19,095

	$479,017	$430,195

	Three Months Ended October 31, 2010 (As Restated) (unaudited)	Three Months Ended January 31, 2011 (As Restated) (unaudited)	Three Months Ended April 30, 2011 (As Restated) (unaudited)	Three Months Ended July 31, 2011 (As Restated) (unaudited)
	(in thousands)
Net revenue:
Americas	$80,680	$76,104	$70,652	$68,926
Asia	57,219	62,570	56,934	57,003
Europe	77,012	77,552	63,444	57,056
TFL	9,746	7,782	6,415	5,528
All other	10,614	9,204	9,134	10,175

	$235,271	$233,212	$206,579	$198,688

Operating income (loss):
Americas	$(3,693)	$(18,165)	$(3,318)	$(4,808)
Asia	4,548	8,000	6,741	9,879
Europe	(90)	(60)	(2,425)	(3,606)
TFL	(1,004)	(13,567)	(275)	(1,292)
All other	924	210	483	272

Total segment operating income (loss)	685	(23,582)	1,206	445
Other reconciling items	(4,464)	(3,686)	(3,389)	(4,881)

Total operating loss	$(3,779)	$(27,268)	$(2,183)	$(4,436)

Adjusted operating income (loss):
Americas	$(1,189)	$(54)	$(1,673)	$(3,113)
Asia	6,561	9,889	8,363	11,342
Europe	1,388	1,632	(825)	(1,997)
TFL	(666)	(1,951)	(197)	(1,212)
All other	1,374	712	956	769

Total segment adjusted operating income	7,468	10,228	6,624	5,789
Other reconciling items	(3,866)	(3,036)	(2,883)	(4,259)

Total adjusted operating income	$3,602	$7,192	$3,741	$1,530

Adjusted operating income	$3,602	$7,192	$3,741	$1,530
Adjustments:
Depreciation	(4,010)	(4,209)	(4,140)	(4,474)
Amortization of intangible assets	(1,679)	(1,679)	(1,062)	(1,037)
Impairment of goodwill	—	(27,166)	—	—
Share-based payments	(903)	(994)	(722)	(861)
Restructuring, net	(789)	(412)	—	406

Operating loss	$(3,779)	$(27,268)	$(2,183)	$(4,436)
Other income (expense), net	2,921	(776)	5,083	(2,878)
Income tax (expense) benefit	(1,309)	(1,132)	(1,331)	2,954
Income (loss) from discontinued operations	(45)	(104)	(91)	(91)

Net income (loss)	$(2,212)	$(29,280)	$1,478	$(4,451)

Total assets of continuing operations:
Americas	$162,680	$155,889	$144,782	$121,481
Asia	125,001	106,679	101,399	125,059
Europe	152,485	134,957	133,185	120,422
TFL	22,942	7,747	7,806	11,029
All other	37,936	26,010	24,807	24,809

Sub-total	501,044	431,282	411,979	402,800
Corporate-level activity	38,470	38,235	22,483	19,447

	$539,514	$469,517	$434,462	$422,247

	Three Months Ended October 31, 2009 (As Restated) (unaudited)	Three Months Ended January 31, 2010 (As Restated) (unaudited)	Three Months Ended April 30, 2010 (As Restated) (unaudited)	Three Months Ended July 31, 2010 (As Restated) (unaudited)
	(in thousands)
Net revenue:
Americas	$79,452	$75,745	$72,840	$79,516
Asia	73,680	68,077	59,763	61,073
Europe	79,677	75,637	61,831	66,440
TFL	—	4,768	8,937	10,007
All other	12,464	9,807	9,008	9,724

	$245,273	$234,034	$212,379	$226,760

Operating income (loss):
Americas	$(1,509)	$(3,523)	$(4,934)	$(16,287)
Asia	14,820	13,865	10,980	7,698
Europe	(274)	(1,649)	(1,931)	(1,011)
TFL	—	(427)	(307)	(11,510)
All other	865	146	(896)	(3,048)

Total segment operating income (loss)	13,902	8,412	2,912	(24,158)
Other reconciling items	(3,704)	(3,836)	(3,517)	(2,981)

Total operating loss	$10,198	$4,576	$(605)	$(27,139)

Adjusted operating income (loss):
Americas	$768	$(921)	$(2,201)	$(1,289)
Asia	16,604	15,630	12,776	9,251
Europe	1,330	(286)	(202)	(1,161)
TFL	—	(200)	(23)	(1,003)
All other	1,361	641	(422)	188

Total segment adjusted operating income	20,063	14,864	9,928	5,986
Other reconciling items	(3,109)	(3,143)	(2,910)	(2,432)

Total adjusted operating income	$16,954	$11,721	$7,018	$3,554

Adjusted operating income	$16,954	$11,721	$7,018	$3,554
Adjustments:
Depreciation	(4,237)	(4,239)	(4,230)	(4,214)
Amortization of intangible assets	(1,372)	(1,599)	(1,657)	(1,680)
Impairment of goodwill	—	—	—	(25,800)
Share-based payments	(1,072)	(1,325)	(900)	(857)
Restructuring, net	(75)	18	(836)	1,858

Operating income (loss)	$10,198	$4,576	$(605)	$(27,139)
Other income (expense), net	(1,165)	(1,216)	(1,448)	437
Income tax expense	(1,881)	(2,174)	(942)	(165)
Income (loss) from discontinued operations	45	(29)	(2,334)	—

Net gain (loss)	$7,197	$1,157	$(5,329)	$(26,867)

Total assets of continuing operations:
Americas	$179,427	$174,084	$180,193	$186,643
Asia	179,340	140,187	121,990	113,820
Europe	138,456	128,120	128,143	135,135
TFL	—	31,942	32,874	23,256
All other	40,396	28,757	28,205	27,740

Sub-total	537,619	503,090	491,405	486,594
Corporate-level activity	39,596	40,608	39,366	39,347

	$577,215	$543,698	$530,771	$525,941

(22) DIVIDEND

On March 7, 2011, the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in the aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011 (the “Special Dividend”). The aggregate amount paid to stockholders through the Special Dividend included amounts that remained under the June 2010 Repurchase Program at that time. No dividend was issued during fiscal year 2012.

The Company performed an analysis and determined that the special dividend was not taxable as ordinary income as the Company did not have accumulated earnings or profits as determined for U.S. federal income tax purposes. As the Company did not have accumulated earnings and profits, the special dividend was treated as a return of capital that reduces the stockholders’ adjusted tax basis in the Common Stock.

(23) SUBSEQUENT EVENTS

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

On August 16, 2012, the Company and certain of its subsidiaries entered into the Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement (“Third Amendment to the Credit Facility”) with Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association (the “Lenders”). Under the Third Amendment to the Credit Facility, (i) the aggregate revolving commitment of the Lenders was $15,000,000 and (ii) interest under the Credit Facility would accrue, depending on the type of borrowing, at the base rate or the Eurodollar rate, plus, in each case, an applicable rate that varied from 1.50% to

2.00% for the base rate and 2.50% to 3.00% for the Eurodollar rate, depending on the Company’s consolidated leverage ratio. The Third Amendment to the Credit Facility changed the Credit Facility termination date to October 31, 2012 and added a new financial covenant, minimum net global cash of $45,000,000. Additionally, the Third Amendment to the Credit Facility provided a forbearance from the Lenders exercising their rights and remedies related to certain events of default, including events of default resulting from failure to meet certain minimum EBITDA requirements and violations of the reporting requirements under the Credit Facility that were delayed due to the Company’s inability to file with the SEC the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012, as previously disclosed in its Form 12b-25 filed on June 11, 2012. The Credit Fancily terminated, by its terms, on October 31, 2012.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “New Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The New Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million and is secured by substantially all of the domestic assets of the Company. The New Credit Facility terminates on October 31, 2015. Interest on the New Credit Facility is based at the Company’s option at LIBOR plus 2.5% or at a base rate (as defined in the New Credit Facility) plus 1.5%. The New Credit Facility includes a minimum EBITDA restrictive covenant.

ITEM 9.—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.—	CONTROLS AND PROCEDURES

Background

As previously reported in the Company’s Current Report on Form 8-K dated June 9, 2012, the Audit Committee in consultation with management and the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal years ended July 31, 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, should no longer be relied upon. Accordingly, the Company has restated its previously issued financial statements for those periods. The Company is correcting the underlying errors for those periods within this Form 10-K for the year ended July 31, 2012. See Part II—Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Background on the Restatement and Note 3, Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements included in Part II—Item 8—Financial Statements and Supplementary Data.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer (who is also performing the functions of the Principal Executive Officer) of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2012 because of the material weaknesses in internal control over financial reporting discussed below and our resulting inability to timely file this Annual Report on Form 10-K.

Notwithstanding the material weaknesses discussed below, our management, based upon the substantive work performed during the restatement process has concluded that our consolidated financial statements included in the Annual Report on Form 10-K are fairly stated in all material respects in accordance with accounting principles generally accepted in the U.S.

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

Under the supervision of and with the participation of management, including the Chief Financial Officer (who is also performing the functions of the Principal Executive Officer), the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management identified material weaknesses in the Company’s internal control over financial reporting. Because of the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2012, based on the criteria established by COSO.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of July 31, 2012:

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

As a result of these pricing controls material weaknesses, the Company overstated revenue and understated other income and accrued pricing liabilities in the accounting records as of and for the three and nine month periods ended April 30, 2012, and as of and for the year ended July 31, 2012. These deficiencies resulted in material misstatements in the accounting records, which were corrected by management prior to the issuance of the Company’s third quarter 2012 and fiscal 2012 consolidated financial statements. These deficiencies also resulted in material misstatements in the financial statements of previously reported annual and interim periods, as described under Background above, which were corrected by management in the restatement of those financial statements.

In addition, the Company’s internal controls were not sufficient to ensure that the Company records its income tax expense correctly. More specifically, the Company did not maintain adequately designed controls to monitor changes in the status of uncertain tax positions in foreign tax jurisdictions.

As a result of this income tax control material weakness, the Company overstated accrued income taxes as of April 30, 2012 and July 31, 2012. This deficiency resulted in a material misstatement in the accounting records, which was corrected by management prior to the issuance of the Company’s third quarter 2012 and fiscal 2012 consolidated financial statements. This deficiency also resulted in a material misstatement in the financial statements of previously reported annual and interim periods, as described under Background above, which were corrected by management in the restatement of those financial statements.

The effectiveness of the Company’s internal control over financial reporting as of July 31, 2012, has been audited by KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements, as stated in their report which appears below.

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

The Company has implemented a new control, whereby the Company reviews and analyzes, at the Corporate level, rebates on a global basis and pricing mark-ups by client each quarter. This improvement to the Company’s internal controls, in the short term, will allow the Company to check the accuracy of the amount of the revenue reductions attributable to rebates and mark-ups in accordance with client contractual terms. Management will adjust revenue based on its investigation of contracts, vendor invoices, rebates received, and client billings (including whether billings are in alignment with contracts related to rebates and pricing markups).

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

Management’s planned actions to further address these issues include:

•	Establishing a new policy whereby the Company will enter into new vendor agreements which reflect net pricing only and wind down existing volume discount rebate programs.

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

The Company has redesigned its monitoring control for uncertain tax positions and will conduct a review of uncertain tax positions with the Company’s foreign tax consultants at least on an annual basis, and quarterly, if there is an indication of a change in a tax position.

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

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ModusLink Global Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to information and communication controls over contract administration, control activities over the accuracy of the allocation of vendor rebates to certain cost-based client contracts and the accuracy of cost mark-ups for certain cost-based client contracts, and the monitoring of changes in the status of uncertain tax positions have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ModusLink Global Solutions, Inc. as of July 31, 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2012. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated January 11, 2013, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, ModusLink Global Solutions, Inc. has not maintained effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to remediation efforts taken after July 31, 2012, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

January 11, 2013

ITEM 9B.—	OTHER INFORMATION

None.

PART III

ITEM 10.—	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to our board of directors as of January 11, 2013.

Name	Age	Position
Virginia G. Breen	48	Director
Jeffrey J. Fenton	55	Director
Francis J. Jules	56	Non-Executive Chairman of the Board
Edward E. Lucente	73	Director
Michael J. Mardy	63	Director
Joseph M. O’Donnell	66	Director
Jeffrey S. Wald	39	Director

Biographical and certain other information concerning the members of the Board is set forth below:

Virginia G. Breen, age 48. Ms. Breen has served as a Director of the Company since April 2001. Since July 2011, Ms. Breen has been a Partner of Chelsea Partners, a company providing board advisory services. From 1995 to 2011, Ms. Breen was a General Partner of Blue Rock Capital, L.P., a venture capital firm, which she co-founded, that invests in information technology and service businesses. Ms. Breen was also a General Partner of Sienna Ventures, a venture capital firm that invests in information technology and service businesses from 2002 to 2011. In addition, Ms. Breen serves as a Director/Trustee of two alternative asset funds that are associated with Bank of America/US Trust Company, N.A. and 10 hedge fund complexes associated with UBS Alternative Investments US. Ms. Breen is also a director of LaSalle, a public REIT. Ms. Breen provides the Board with extensive industry knowledge in information technology and service business markets, as well as leadership and governance experience through service as a director of numerous financial services investment funds sponsored by leading investment banking firms.

Jeffrey J. Fenton, age 55. Mr. Fenton has served as a Director of the Company since November 2010. Mr. Fenton was initially appointed to the Board pursuant to a Settlement Agreement among the Company, LCV Capital Management, LLC, Raging Capital Management, LLC and certain of their affiliates, dated October 20, 2010. Since March 2004, Mr. Fenton has served as a Principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. Mr. Fenton served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services, Global Motorsports Group, Inc. and Transamerica Trailer Leasing Co. Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.

Francis J. Jules, age 56. Mr. Jules has served as a Director of the Company since February 2003. Mr. Jules served as presiding director from August 2006 until November 2011 and was appointed non-executive Chairman of the Board on November 15, 2011. Mr. Jules has served as President, Global Business Solutions, of AT&T, Inc., a local telephone and access provider, since November 2010. From September 2007 until November 2010, Mr. Jules served as President and Chief Executive Officer of AT&T Advertising Solutions, a subsidiary of AT&T, Inc. From November 2005 until September 2007, Mr. Jules served as Senior Vice President, Network Integration, of AT&T Operations, Inc. From February 2003 to November 2005, Mr. Jules served as President of SBC Global Markets East, a subsidiary of SBC Communications, Inc., a data, voice and Internet service provider. During 2002, Mr. Jules served as Chief Executive Officer and as a director of US LEC Corp., a public telecommunications company now conducting business as PAETEC Holding Corp. Mr. Jules provides the Board with experience through his service in executive leadership roles in global organizations in the telecommunications industry, including extensive sales management responsibilities and expertise.

Edward E. Lucente, age 73. Mr. Lucente has served as a Director of the Company since April 2006. From January 1998 to December 2000, Mr. Lucente served as President, Chief Executive Officer and Chairman of the Board of QMS, Inc., a developer, manufacturer, and supplier of document printing solutions. From 1991 to 1993, Mr. Lucente served as Executive Vice President of Northern Telecom (Nortel), a designer and manufacturer of telephone and IP-optimized networks. From 1961 to 1991, Mr. Lucente served in various senior management positions with International Business Machines Corporation (IBM), including President of the Information Products Division; Group Executive, Marketing, Services and Sales; and IBM Vice President and Group Executive, Asia Pacific Group. Mr. Lucente is also a Trustee Emeritus of Carnegie Mellon University. Mr. Lucente brings to the Board leadership experience, including service in executive roles at several international corporations, sales and marketing insights, as well as extensive experience overseas, especially in Asia.

Michael J. Mardy, age 63. Mr. Mardy has served as a Director of the Company since May 2003. Since July 2003, Mr. Mardy has served as Executive Vice President and Chief Financial Officer of Tumi Holdings, Inc., a retailer of prestige luggage and business accessories. Since April 2012, Mr. Mardy has also served as a director of Tumi Holdings, Inc. Mr. Mardy is also the chairman of the audit committee and a member of the compensation committee of the board of directors of Green Mountain Coffee Roasters, Inc. Mr. Mardy provides to the Board expertise in finance and accounting, including experience gained through a career in finance including serving as chief financial officer of several companies. Mr. Mardy also brings experience serving as a public company outside director and chairman of public company audit committees.

Joseph M. O’Donnell, age 66. Mr. O’Donnell has served as a Director of the Company since November 2010. From March 2008 to April 2009, Mr. O’Donnell served as Chief Executive Officer of Inmar Inc., a leading provider of technology-driven logistics and supply chain software and services. From June 1994 to May 2006, Mr. O’Donnell served as Chief Executive Officer and Chairman of the Board of Directors of Artesyn Technologies, Inc., a supplier of power conversion equipment and real-time embedded computing solutions to telecommunications equipment suppliers. Mr. O’Donnell currently serves as a director of DTx Inc. and as a trustee of the BPV Family of Funds, a diversified, open-end management investment company advised by BPV Wealth Management, LLC. Mr. O’Donnell also serves as a member of the University of Tennessee School of Business Advisory Board and as a member of the National Association of Corporate Directors (“NACD”) board of directors (Florida chapter). Mr. O’Donnell is a NACD Governance Fellow and a member of the NACD standing committee on risk. Mr. O’Donnell’s prior board experience includes Boca Research Inc., Cincinnati Microwave Inc., Comverge, Inc., Comverse Technology, Inc., MTS Systems Corporation, Parametric Technology Corporation, Superior Essex Inc. and V Band Corp. Mr. O’Donnell brings to the Board over 30 years of management experience in the technology, electronics and supply chain industries, including service in the chief executive officer role, as well as extensive experience serving as an outside director of multiple public companies.

Jeffrey S. Wald, age 39. Mr. Wald has been a Director of the Company since February 2012. Mr. Wald was elected to the Board at the Company’s 2011 annual meeting of stockholders after being nominated for election by Peerless Systems Corporation. Since May 2010, Mr. Wald has been the Chief Operating Officer and Chief Financial Officer of Work Market, Inc., a labor resource platform that he co-founded that enables an on demand work force. Mr. Wald was a consultant to Peerless Systems Corporation from December 2008 until October 2010, advising the company on a day-to-day basis regarding sourcing and executing potential acquisitions, and from 2010 to 2012, served as a director of Peerless Systems Corporation. From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P. an activist hedge fund manager, where he initiated investments and managed Barington’s portfolio of investments. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company he co-founded. From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm which invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co. Mr. Wald is currently a director of Work Market, Inc. and CoStar Technologies,

Inc., where he also serves on the audit committee. From 2009 to 2010, Mr. Wald also served on the board of Register.com. Mr. Wald brings to the Board substantial experience in the area of venture capital, technology, principal investing and operations.

Audit Committee

The Board has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which assists the Board in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the Audit Committee, Board, outside auditors and management. The Audit Committee discusses with management and the Company’s outside auditors the financial information developed by the Company, the Company’s systems of internal controls and the Company’s audit process. The Audit Committee is solely and directly responsible for appointing, evaluating, retaining and, when necessary, terminating the engagement of the independent auditor. The independent auditors meet with the Audit Committee (both with and without the presence of the Company’s management) to review and discuss various matters pertaining to the audit, including the Company’s financial statements, the report of the independent auditors on the results, scope and terms of their work, and their recommendations concerning the financial practices, controls, procedures and policies employed by the Company. The Audit Committee oversees the internal audit functions and the senior-most internal auditor reports directly to the Audit Committee. The Audit Committee pre-approves all audit services to be provided to the Company, whether provided by the principal auditor or other firms, and all other services (review, attest and non-audit) to be provided to the Company by the independent auditor. The Audit Committee coordinates the Board’s oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of conduct. The Audit Committee is charged with establishing procedures for (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting, internal accounting controls or auditing matters. The Audit Committee reviews all related party transactions on an ongoing basis and all such transactions must be approved or ratified by the Audit Committee. The Audit Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board has adopted a written charter for the Audit Committee, a copy of which can be found under the “Investor Relations—Governance” section of the Company’s website at www.moduslink.com. The contents of our website are not part of this Annual Report, and our internet address is included in this document as an inactive textual reference only. The Audit Committee currently consists of Virginia G. Breen, Francis J. Jules, Edward E. Lucente, Michael J. Mardy (Chair) and Joseph M. O’Donnell, each of whom is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Mr. Lucente joined the Audit Committee on June 20, 2012. The Audit Committee met 16 times during fiscal 2012.

Audit Committee Financial Expert

The Board has determined that Michael J. Mardy is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. Mr. Mardy is independent as defined in applicable Nasdaq listing standards.

Human Resources and Compensation Committee

The Board has a Human Resources and Compensation Committee (the “Compensation Committee”), which administers the Company’s 2010 Incentive Award Plan, 2004 Stock Incentive Plan, 2002 Non-Officer Employee Stock Incentive Plan, 2000 Stock Incentive Plan and Amended and Restated 1995 Employee Stock Purchase Plan, as well as the Company’s cash incentive plans, performance-based restricted stock program and other equity-based awards. The Compensation Committee approves salaries, bonuses and other compensation arrangements and policies for the Company’s executive officers. The Compensation Committee is authorized, without further action by the Board, to engage such independent legal, accounting and other advisors as it deems necessary or appropriate to carry out its responsibilities. The Board has adopted a written charter for the Compensation Committee, a copy of which can be found under the “Investor Relations—Governance” section of the Company’s website at www.moduslink.com. The Compensation Committee currently consists of Jeffrey J. Fenton, Francis J. Jules (Chair), Edward E. Lucente, Joseph M. O’Donnell and Jeffrey S. Wald, each of whom is an independent Director as determined in accordance with the Compensation Committee charter and applicable Nasdaq rules. Messrs. O’Donnell and Wald joined the Compensation Committee on June 20, 2012. The Compensation Committee met 15 times during fiscal 2012.

During fiscal 2012, the Company’s former President and Chief Executive Officer and its Senior Vice President, Human Resources regularly attended Compensation Committee meetings to provide information and recommendations regarding the Company’s executive compensation program. The former President and Chief Executive Officer formulated and presented recommendations regarding any change in the base salary, bonus, equity compensation and other benefits of other executive officers, but the Compensation Committee was not bound by such recommendations and the Compensation Committee ultimately approved the compensation of all executive officers. In addition, the Senior Vice President, Human Resources and members of the human resources staff compile relevant data at the request of the Compensation Committee. Other than making recommendations and participating in discussions regarding the compensation of other executive officers, the Company’s former President and Chief Executive Officer generally did not play a role in determining the amount or form of executive compensation. The Compensation Committee generally met in executive sessions without any member of management present when discussing compensation matters pertaining to the former President and Chief Executive Officer and, at times, on other compensation-related matters. The Compensation Committee also reviewed with the Board the compensation of the former President and Chief Executive Officer, prior to taking final action with respect to such compensation. The former President and Chief Executive Officer did not make proposals or recommendations regarding his own compensation.

In addition, to the extent permitted by applicable law and the provisions of a particular equity-based incentive plan while he was employed by the Company, the Board delegated authority to the former President and Chief Executive Officer to grant stock options to non-executive employees within certain limits, including a prohibition on making grants to direct reports and per person limits, which authority was generally used to facilitate making new hire grants and to recognize promotions or reward special accomplishments and achievements. The Compensation Committee approved the number of shares included in an annual stock option pool for annual grants to non-executive employees and thereafter the former President and Chief Executive Officer was authorized to determine the amounts, recipients and date of grant of the annual stock option grants to non-executive employees. The Board authorized the former President and Chief Executive Officer to make restricted stock awards and restricted stock unit awards to non-executive employees in an amount not to exceed 1,000 shares in any one instance, and 10,000 shares in the aggregate in any fiscal year. Such authority has been given to the Chairman of the Board following the President and Chief Executive Officer’s announced retirement in June 2012.

The Compensation Committee’s practice is to engage an outside compensation consultant to advise it as needed and to conduct a comprehensive review of executive compensation every two years. In intervening years, it is the Compensation Committee’s practice to adjust the data from the prior year, as it deems necessary, to reflect prevailing market trends for executive compensation. For certain of the years included in the Summary Compensation Table, the Compensation Committee has used Hewitt Associates LLC (“Hewitt”) and Pearl Meyer & Partners (“PM&P”), as discussed below.

Pursuant to its charter, the Compensation Committee has the sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. The Company has provided appropriate funding to the Compensation Committee to do so.

In fiscal 2005, the Company retained Hewitt as an independent advisor reporting to the Compensation Committee on executive compensation matters. During the fiscal years ended July 31, 2009 and July 31, 2010, Hewitt provided independent advice on compensation matters pertaining to the named executive officers and our other executives as requested by management or the Compensation Committee. During fiscal 2009, Hewitt reviewed with the Compensation Committee the overall executive compensation landscape, conducted a review of all elements of our executive compensation program, including bonus, long-term incentives, supplemental benefits, perquisites and severance, and provided a competitive review of compensation levels for a selected group of senior executive positions, including the named executive officers. Hewitt’s findings were delivered in early fiscal 2010, and were taken into consideration in making fiscal 2010 executive compensation determinations and fiscal 2011 executive compensation determinations (other than with respect to the compensation of the former President and Chief Executive Officer, as discussed below). Hewitt acted as an advisor to the Compensation Committee and also has provided, with the knowledge and consent of the Compensation Committee, advice and expertise to management on matters to be presented by management to the Compensation Committee. The Company did not retain Hewitt to provide any other services to the Company.

During fiscal 2010, the Compensation Committee retained PM&P as an independent advisor regarding fiscal 2011 compensation of the former President and Chief Executive Officer. In fiscal 2011, the Compensation Committee retained PM&P as its independent executive compensation consultant. None of the Company’s management participated in the Compensation Committee’s decision to retain PM&P. PM&P reports directly to the Compensation Committee and the Compensation Committee may replace PM&P or hire additional consultants at any time. PM&P attends meetings of the Compensation Committee, as requested, and communicates with the Chair of the Compensation Committee between meetings; however, the Compensation Committee makes all decisions regarding the compensation of the Company’s executive officers.

PM&P provides various executive compensation services to the Compensation Committee with respect to the Company’s executive officers and other key employees pursuant to a written consulting agreement with the Compensation Committee. The services PM&P provides under the agreement include advising the Compensation Committee on the principal aspects of the Company’s executive compensation program and evolving best practices, and providing market information and analysis regarding the competitiveness of the Company’s program design and award values in relationship to its performance.

The Compensation Committee regularly reviews the services provided by its outside consultants and believes that PM&P is independent in providing executive compensation consulting services. The Compensation Committee conducted a specific review of its relationship with PM&P and determined that PM&P’s work for the Compensation Committee did not raise any conflicts of interest, consistent with the guidance provided under the Dodd-Frank Act, the SEC and the Nasdaq. In making this determination, the Compensation Committee noted that during fiscal 2012:

•

PM&P did not provide any services to the Company or its management other than service to the Compensation Committee, and it its services were limited to executive compensation consulting. Specifically, it does not provide, directly or indirectly through affiliates, any non-executive compensation services, including, but not limited to, pension consulting or human resource outsourcing;

•	Fees from the Company were far less than 1% of PM&P’s total revenue;

•	PM&P maintains a Conflicts Policy which was provided to the Compensation Committee with specific policies and procedures designed to ensure independence;

•	None of the PM&P consultants on the Company matter had any business or personal relationship with Compensation Committee members;

•	None of the PM&P consultants on the Company matter, or PM&P, had any business or personal relationship with executive officers of the Company; and

•	None of the PM&P consultants on the Company matter directly own Company stock.

The Compensation Committee continues to monitor the independence of its compensation consultant on a periodic basis.

The Compensation Committee reviews executive compensation on an ongoing basis and consults with its independent consultant as deemed necessary. The Compensation Committee also annually reviews the results of the Company’s management succession planning activities as it relates to the management team, and shares its findings with the full Board.

Executive Officers

Officers are elected annually by the Board and serve at the discretion of the Board. Set forth below is information regarding the current executive officers of the Company.

Name	Age	Position
Steven G. Crane	56	Chief Financial Officer
Scott R. Crawley	50	President, Global Operations
Peter L. Gray	44	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Thomas Nightingale	45	President, Sales and Marketing

Steven G. Crane has served as Chief Financial Officer of the Company since April 2007. From April 2007 until June 2008, Mr. Crane also served as Treasurer of the Company. Prior to joining the Company, from August 2006 until August 2007, Mr. Crane served as President of FT Interactive Data Corporation, a division of International Data Corporation, a provider of various financial data and proprietary information, where he was responsible for overall management of the division. Mr. Crane also served as Chief Financial Officer of Interactive Data Corporation from 1999 until August 2006, where he was responsible for all finance functions. Mr. Crane is also a director, chairman of the compensation committee and member of the audit committee of Pulse Electronics, Inc.

Scott R. Crawley has served as President, Global Operations of the Company since August 2012. Mr. Crawley served as President, Integrated Services from August 2011 to August 2012. Prior to joining the Company, from 2006 to 2011, Mr. Crawley served as General Manager of Software and Peripheral, a division of Dell Inc., where he was responsible for consumer electronics, software, imaging, displays and accessories, leading a team across 16 countries. Prior to that, he held key leadership roles in Dell’s worldwide procurement organization and global operations with oversight of procurement activities for consumer platforms, software and handheld products. Mr. Crawley has also held senior-level general management, business development and finance positions at Compaq Computer Corporation and FMC Corporation.

Peter L. Gray has served as Executive Vice President and General Counsel of the Company since March 2002, as Secretary since December 2005 and as Chief Administrative Officer since June 2012. Mr. Gray served as Vice President and Assistant General Counsel of the Company from December 2000 to March 2002 and Associate General Counsel of the Company from June 1999 to December 2000. Mr. Gray served as Assistant General Counsel of Cambridge Technology Partners (Massachusetts), Inc. from February 1999 to June 1999. From September 1993 to January 1999, Mr. Gray was an attorney at Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP), where he was elected a junior partner in May 1998.

Thomas Nightingale has served as President, Sales and Marketing of the Company since December 2011. Prior to joining the Company, from March 2005 to December 2011, Mr. Nightingale was Chief Marketing Officer at Con-way, Inc., a leading transportation and logistics services company, where he created an enterprise sales program and led a global rebrand, including the integration of three newly acquired companies. Before that, Mr. Nightingale gained experience in strategy, pricing, market development and segmentation, channel strategy and sales management in a variety of senior leadership positions at Schneider National, Clareon Corporation, CSX Transportation and United Parcel Service.

There are no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer of the Company. Messrs. Crane, Gray and Crawley are also directors and/or officers of many of the Company’s subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC.

Based solely on its review of the copies of such forms received or written representations from certain reporting persons, the Company believes that, during fiscal 2012, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individual, other than three late Forms 4 filed by Handy & Harman Ltd. reporting three transactions. There are no known failures to file a required Form 3, Form 4 or Form 5.

Nomination of Director Candidates

During the fourth quarter of fiscal year 2012, the Company made no material changes to the procedures by which stockholders may recommend nominees to the Board, as described in our most recent proxy statement.

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

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary of Fiscal 2012 Compensation

Entering fiscal 2012, the Company reported fiscal 2011 results that showed a continuing decline in revenue and a larger operating loss compared to the prior year. The Compensation Committee generally considers the Company’s financial performance in making executive compensation determinations and links variable compensation to such performance. The Compensation Committee strives to set challenging but in its view attainable targets for incentive compensation. Based on Company financial performance in fiscal 2011 and fiscal 2012, no bonuses were earned under the management incentive plans for those periods. In addition, no salary increases were made in fiscal 2012 other than for promotional purposes. The Compensation Committee’s use of stock options further aligns the interests of management and the Company’s stockholders. Reflecting the pay-for-performance aspects of the Company’s compensation philosophy and demonstrating that compensation programs are aligned with stockholder value creation, no named executive officer held in-the-money options at July 31, 2012.

During fiscal 2012, prior to Messrs. O’Donnell and Wald joining the Compensation Committee, the Compensation Committee made several changes in the Company’s pay practices, designed to align compensation with achievement of the Company’s strategies and, ultimately, better financial results. These included:

•

A shift in management incentive plan metrics for fiscal 2012 to put more emphasis on achieving an improvement in operating income, focusing on the Company’s cost savings initiatives and continued focus on free cash flow;

•	The de-emphasis of time-based restricted stock as a component of annual equity awards; and

•	Modifications to the Company’s peer group to achieve a better representative sample of the relevant market in which the Company competes for talent.

A consideration of the state of the global economy and the Company’s performance was reflected in 2012 compensation decisions. For example:

•

Base salaries for the named executive officers remained at their fiscal 2011 levels when fiscal 2012 compensation was determined. The only fiscal 2012 base salary increase was for Mr. Gray, who we provided with a promotional increase of 31% in June 2012 in recognition of his expanded role and responsibilities upon assuming the additional role of Chief Administrative Officer.

•

Our fiscal 2012 performance annual bonus program was aligned with our business mission, strategy and goals and provided corresponding rewards only upon attainment of performance, thereby linking executives’ interests with our stockholders. For fiscal 2012, target bonus opportunities as a percentage of base salary were held at their fiscal 2011 levels. The 2012 Management Incentive Plan provided for bonuses based on operating income and business-related goals having objective measurement (namely a measurement of cost savings and free cash flow), all of which measure the success of our long-term strategic plan for increased profitability and efficiency as more fully discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere in the Annual Report on Form 10-K. No payment was to be made related to any metric unless a minimum level of operating income was earned. As this minimum was not met, no bonuses were paid for fiscal 2012.

•

The equity component of our compensation program for fiscal 2012 was also similarly linked to our performance and the long-term interests of our stockholders. For 2012 the equity component of our compensation plan consisted of stock options and performance-based restricted stock. The stock options vest over time, and will only have value if our share price increases. The performance-based restricted stock would be earned only if we met an operating income goal. However, since this performance metric was not met, no restricted shares for fiscal 2012 were issued and executives received no payment thereon.

Fiscal 2012 was a year that saw a change in leadership of the Company, as the Company’s President and Chief Executive Officer announced his retirement in June 2012. In order to ensure an orderly transition of his duties, the Company and Mr. Lawler entered into a separation agreement. In reaching this agreement, the Board used the amounts that would have been payable under Mr. Lawler’s Executive Severance Agreement as a reference point and provided for the acceleration of vesting of certain options and restricted stock which were anticipated to vest during his transition period. Mr. Lawler’s retirement was effective on October 1, 2012. In addition, the Company’s President, Global Operations, Mr. McLennan, departed in June 2012 by mutual agreement with the Company and received the benefits he otherwise would have received under his existing severance agreement, had the departure not been by mutual agreement. Also, the Company eliminated the position of David J. Riley, Executive Vice President, Corporate Development, in July 2012, and Mr. Riley received benefits pursuant to his existing severance agreement.

Also, during the fiscal year, in light of the challenges facing the Company including the uncertainty associated with its ongoing review of strategic alternatives, the need for leadership and continuity given the aforementioned departures, and the activities required to address the Company’s pending restatement and SEC inquiry, the Company entered into retention agreements and amendments to severance arrangements with certain of the named executive officers in order to provide additional incentive to remain with the Company.

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

Our compensation philosophy generally is to set our target total compensation (base salary, bonus and long term incentives) at the 50th percentile for similarly situated individuals at companies we consider to be our peers and competitors for talented individuals such as our executives and within the general industry (as more fully described below under “Benchmarking”). However, we also consider the need to account for factors such as tenure, individual performance, and unique characteristics and criticality of the job to the Company, and, as a result, from time to time and for certain individuals, we will exceed or trail the 50th percentile target.

As to performance-based compensation, the Compensation Committee believes that one measure of the effectiveness of a variable compensation plan is whether compensation is being earned commensurate with performance and whether goals are set properly to reward desired performance. The Company did not meet its financial goals for fiscal 2012 and accordingly no amounts were earned under variable cash compensation or on performance-based equity.

Components of Executive Compensation

The principal components of compensation for our named executive officers consist of base salary; performance-based annual cash bonus; equity grants of stock options and performance-based restricted stock; limited perquisites; and other benefits. Each component is described in more detail below. As discussed under “Human Resources and Compensation Committee”, from time to time we engage a compensation consultant to assist us in determining these compensation levels and to review our executive compensation programs.

Base Salary

Base salary is the fixed component of an executive’s annual cash compensation and supports our compensation objectives to attract and retain talented executives and adequately compensate and reward them for services rendered during the fiscal year. Changes in base salary are typically considered based on subjective evaluation of individual performance during our annual performance review process which takes place in our fiscal first quarter. Assessment of individual performance includes achievements and performance of the applicable operating unit or function for which the executive is responsible. In addition, from time to time, adjustments are made to base salaries during the fiscal year in light of promotions, added responsibilities or in reaction to changes in the market for an individual possessing the skills and abilities required by our executives. Prior to his retirement, our former President and Chief Executive Officer made recommendations regarding compensation adjustments for the other named executive officers, which adjustments were considered by and were subject to approval by the Compensation Committee. The process for reviewing the compensation of our former President and Chief Executive Officer during 2012 is described in the section titled “President and Chief Executive Officer Compensation Decisions” below.

The Compensation Committee reviewed base salaries during the first quarter of fiscal 2012, and given the state of the economy, decided that no change in base salary would be made for fiscal 2012 for our named executive officers at that time. However, in June 2012, in connection with Mr. Gray assuming the additional role of Chief Administrative Officer and after consideration of this expanded role, Mr. Gray’s annual base salary was increased by 31% from $306,000 to $400,000.

Performance-Based Annual Cash Bonus

Historically, the Compensation Committee has established an Executive Management Incentive Plan or MIP, which provides cash incentives for our executives. This plan supports our compensation objectives by focusing on annual financial and operating results and enabling our target total compensation to remain competitive within the marketplace for executive talent. Each named executive officer has a target bonus award for each plan year.

Target bonus awards are expressed as a percentage of the base salary paid to the named executive officer during that plan year. Historically, the Compensation Committee has selected bonus amounts for the named executive officers such that target total compensation approximated the 50th percentile of comparable positions at our peer companies or the general industry. For fiscal 2012, targeted performance-based cash bonus percentages were maintained at the levels in place for fiscal 2011. In making this determination, the Compensation Committee considered the bonus percentages relative to market and peer group practice and the mix of target cash and equity compensation for the named executive officers. For fiscal 2012 targeted bonuses were:

Executive Officer	Target as Percentage of Base Salary (%)
Joseph C. Lawler	125
Steven G. Crane	70
Scott R. Crawley	60
Peter L. Gray	60
Thomas Nightingale	100
William R. McLennan	80
David J. Riley	50

At target, if earned, the performance-based annual cash bonus for the named executive officers would approximate the 50th percentile relative to the general industry survey discussed below under “Benchmarking”.

For fiscal 2012 bonus payouts could range from 25% to 200% of an individual’s target bonus, based on financial performance of the Company.

For fiscal 2012, the Compensation Committee established metrics to focus the Company’s executives on increasing operating income, reducing costs and generating cash from operations (or “free cash flow”), which the Compensation Committee believes are key drivers for the Company’s success and are aligned with our long-term strategy. In fiscal 2012, a portion of each participant’s target bonus percentage was allocated 70% to operating income and 30% to business-related goals having objective measurement (“Personal Goals”). The Compensation Committee chose two equally weighted additional financial metrics as the Personal Goals for the named executive officers, namely cost savings and free cash flow. The metrics were weighted 70% for operating income, 15% for costs savings and 15% for free cash flow. The weighting of the operating income metric was increased from 40% in fiscal 2011 to 70% in fiscal 2012, emphasizing the Company’s focus on driving profitability and efficiency in fiscal 2012. The Compensation Committee conditioned all bonus payments on the Company achieving the threshold level of operating income. Operating income for 2012 was to be determined exclusive of the impact of acquisitions or divestitures, the impact of any restructuring charges, any expense variances to budget related to @Ventures, which conducts the Company’s venture capital investing activities, and any expenses related to the Company’s director nomination process for the 2011 Annual Meeting of Stockholders. Free cash flow was to be determined excluding the impact of any acquisitions or divestitures and equal to the difference between net cash (used in) provided by operating activities of continuing operations less additions to property and equipment. As a term of his employment offer, Mr. Nightingale was guaranteed a minimum payment of $200,000 under the 2012 MIP.

The following are the “threshold,” “target” and “maximum” levels established for each performance metric for fiscal 2012:

	Threshold	Target	Maximum
Operating Income	$2.0 million	$3.0 million	$5.0 million

Cost Savings[1]	$14.1 million	$19.9 million	$25.7 million

Free Cash Flow[2]	$7.0 million	$9.0 million	$25.0 million

Achievement of the threshold level of performance for the operating income metric was required for any payments to be made under the plan with respect to any of the metrics. Payouts for the various components would scale from 25% to 100% between the threshold and the target levels and from 100% to 200% between the target and the maximum levels.

In the Compensation Committee’s view, the objectives established were challenging in that they could be achieved only with substantial effort and improved performance compared with fiscal 2011 results. The changes in threshold, target and maximum levels in fiscal 2012 from actual results for operating income and free cash flow in fiscal 2011 were as follows:

	Threshold	Target	Maximum
Operating Income	129%	143%	172%
Free Cash Flow[2]	163%	180%	321%

Due to the operating income result being below the threshold level, no payouts were made under the plan, other than Mr. Nightingale’s guaranteed payment.

Equity Grants

A key component of our executives’ compensation takes the form of equity grants, including stock options and performance-based restricted stock.

Our long-term equity incentives support our compensation objectives by rewarding the achievement of long-term business objectives that benefit our stockholders and help us retain a successful and tenured management team. Our executive compensation program has, to a great extent, historically relied on equity components to meet its objectives.

In determining the size and value of equity grants made during fiscal 2012, we reviewed market information provided by PM&P in September 2011. The Compensation Committee also considered the advice of PM&P, which reviewed the compensation of the executives of the Company in September 2011, in determining the mix of performance-based and market risk-based equity

Stock options

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

[1]	Cost savings targets were calculated and measured in relation to a cost reduction plan reviewed with the Board of Directors at the conclusion of fiscal 2011.
[2]	We define free cash flow as net cash provided by operating activities of continuing operations less additions to property and equipment (exclusive of the impact of any acquisitions or divestitures).

shares underlying an option grant is determined relative to market practice and in line with the Company’s goals in relation to setting target total compensation. Stock option grants in 2012 were made on the third business day after the release of earnings for our fiscal 2011 other than new hire grants, which were made at commencement of employment. Except as noted below, options granted in fiscal 2012 vest over 4 years with 25% vesting after one year and 1/48th of the options vesting each month thereafter.

For fiscal 2012, the awards granted to our named executive officers were as follows:

Name	Date of Grant	Exercise Price	Number of Shares Underlying Option
Joseph C. Lawler	9/30/2011	3.49	183,100
Steven G. Crane	9/30/2011	3.49	70,600
Scott R. Crawley*	8/29/2011	4.18	35,000
	8/29/2011	4.18	50,000	**
Peter L. Gray	9/30/2011	3.49	58,900
Thomas Nightingale*	12/12/2011	5.16	400,000
William R. McLennan	9/30/2011	3.49	78,600
David J. Riley	9/30/2011	3.49	58,900

*	All options granted to Messrs. Crawley and Nightingale were granted in connection with their commencement of employment.
**	Such option will vest as to 10,000 shares on each of the first five anniversaries of the grant date subject to a minimum average share price being achieved on each such vesting date, which shall be $7.00, $8.50, $11.00, $12.50 and $14.00, respectively. If the specified minimum average share price for the applicable anniversary date is not achieved, the 10,000 shares shall not vest and become exercisable but may vest on a subsequent anniversary date if the minimum average share price related to the earlier anniversary date is achieved or exceeded on a subsequent anniversary date.

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

For fiscal 2012, the potential awards for our named executive officers were as follows:

	Number of Shares
Name	25% Level	100% Level
Joseph C. Lawler	21,975	87,900
Steven G. Crane	8,475	33,900
Scott R. Crawley	3,750	15,000
Peter L. Gray	7,075	28,300
Thomas Nightingale	—	—
William R. McLennan	9,425	37,700
David J. Riley	7,075	28,300

In addition to the awards set forth in the table, each award earned under the plan was subject to a multiplier related to achievement by the Company of a certain level of revenue in fiscal 2012. The percentage by which the Company’s revenue for fiscal 2012 exceeded the target level of $887.1 million, if at all, was to be multiplied by the number of shares to be issued relative to operating income performance, and added to the award (the “revenue multiplier”).

The number of shares underlying the performance-based restricted stock awards was determined relative to market practice and in line with the Company’s goal regarding target total compensation. Mr. Crawley’s participation levels were determined after considering that Mr. Crawley had recently joined the Company at the time the plan was adopted and had received equity awards of 85,000 options with an exercise price of $4.18 and 25,000 shares of restricted stock in connection with his commencement of employment. Mr. Nightingale did not participate in the plan given that he joined the Company in December 2011 and received equity awards of 400,000 options with an exercise price of $5.16 and 60,000 shares of restricted stock in connection with the commencement of his employment.

The Compensation Committee set the financial performance target for earning shares associated with the 25% level at achieving break-even operating income and with the 100% level at achieving $2 million of operating income. For these purposes, operating income was to be calculated the same as under the MIP. As was the case with the performance-based annual cash bonus, for fiscal 2012, the Company’s operating income determined in accordance with the plan was below the target established under the plan and therefore no issuances were made for fiscal 2012 of performance-based restricted stock and no revenue multiplier was applicable.

Restricted Shares

In past years, the Compensation Committee has determined that an element of annual equity compensation would take the form of time vesting restricted stock awards. For fiscal 2012, however, the Compensation Committee determined that no time vesting restricted stock awards would be made (other than new hire grants of 25,000 shares to Mr. Crawley and 60,000 shares to Mr. Nightingale) and that all annual equity awards would be performance-based or market-risk-based in order to align the executives’ incentives with stockholder interests.

The Company from time to time awards shares of restricted stock coincident with the commencement of employment or in recognition of a promotion, added responsibilities, exemplary performance, to address market factors or to serve as a means to retain and motivate management.

Perquisites and other benefits

The Compensation Committee believes that the perquisites provided to the named executive officers are reasonable and modest compared to the general market. To the extent we offer any perquisites, we do so in order to be competitive with the market. Each of the named executive officers receives an automobile allowance as a term of his employment, long-term disability benefits and 401(k) matching benefits consistent with those offered to all other participating employees.

From time to time, we have awarded discretionary cash bonuses based on, for example, exemplary performance or the assumption of additional responsibilities. No such bonuses were awarded to any named executive officers in fiscal 2012.

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

Benchmarking

The Compensation Committee reviews executive compensation relative to marketplace norms on a regular basis and has followed a practice of refreshing this data every two years. For fiscal 2012, we considered a review of compensation completed in September 2011 when making our compensation decisions. In the September 2011 compensation review, the Compensation Committee evaluated the competitiveness of our total target compensation relative to two data sources. One data source, which we refer to as our fiscal 2012 custom peer group (the “FY12 Custom Peer Group”), consists of companies within the Information Technology Services and Supply Chain Management Services sectors. The companies in the FY12 Custom Peer Group were:

•	Brightpoint, Inc.;

•	CIBER Inc.;

•	Computer Task Group, Inc.;

•	CTS Corporation;

•	Digital River, Inc.;

•	Forward Air Corporation;

•	GSI Commerce, Inc.;

•	Hub Group, Inc.;

•	Pacer International, Inc.;

•	PC Connection, Inc.;

•	PFSweb, Inc.; and

•	ScanSource Incorporated.

In recognition that the Company had evolved in recent years with respect to business model and size, the Compensation Committee commissioned a comprehensive study of potential executive compensation peers in 2011. With the assistance of PM&P, we identified potential peers using a rules-based process that considered industry, size with respect to revenues, employees, assets, financial and operating characteristics, including operating leverage and EBITDA margin, as well as customer base and end markets served. We developed the FY12 Custom Peer Group by considering companies identified during such process. The resulting FY12 Custom Peer Group reflects the Company’s evolution to a supply chain management services model. In general, the FY12 Custom Peer Group includes companies more likely to serve enterprise-level customers and operate in lower margin businesses.

The FY12 Custom Peer Group differed from the group that we used previously, our FY10 Custom Peer Group. The changes reflected that one company in the prior peer group had been acquired and was no longer independent (ATC Technology Corporation) and a determination by the Company that certain former peers’ size and/or business was sufficiently different from that of the Company (Acxiom Corporation, Celestica Inc., Convergys Corporation and Sykes Enterprises) so that they were no longer considered a peer for compensation comparison purposes. In addition, we added CIBER Inc., Computer Task Group, Inc., CTS Corporation, Pacer International, Inc., PC Connection, Inc., PFSweb, Inc. and ScanSource Incorporated as we believed these companies had similarities to our business and reflected the market in which we compete for executive talent. Following the process of determining the FY12 Custom Peer Group, we concluded that FY12 Custom Peer Group data of a reliable sample size was only available for our former Chief Executive Officer, Chief Financial Officer, Executive Vice President, General Counsel and Secretary and President, Global Operations positions. Accordingly, only those four positions were compared with the FY12 Custom Peer Group.

The second data source we considered in making fiscal 2012 compensation decisions was market survey data developed by national compensation consulting firms and summarized for the Compensation Committee by

PM&P. These surveys (the Pearl Meyer & Partners Executive and Senior Management Total Compensation Survey and Mercer’s US Executive Benchmark Database) reflect a broader industry reference than our FY12 Custom Peer Group. Only revenue size appropriate cuts of data were considered. Since inclusion in this second group was based solely on revenue size and participation in one or both of these surveys, the Compensation Committee is not aware of the names of the specific companies included. PM&P blended this general industry group data with data from the FY12 Custom Peer Group as available to form a “Market Composite” used as a comparison for all of our named executive officers.

Relative to the Market Composite, we found that fiscal 2012 target total compensation for our former President and Chief Executive Officer was less than competitive with the market median (i.e., more than 10% below median). We also found that in the aggregate, our total target compensation for the named executive officers as a group was closely aligned with the Market Composite median.

Tally Sheets

The Compensation Committee periodically reviews all components of compensation for the named executive officers, including salary, bonus, current value of all stock options and restricted shares outstanding, the dollar value and cost to us of all perquisites and benefits and the actual projected payout obligations under potential termination, severance and change-in-control scenarios. Tally sheets detailing the above components and scenarios with their respective dollar amounts are prepared by management for each of our named executive officers and other executives and reviewed by the Compensation Committee at least annually. The Compensation Committee believes, based on this review, that the compensation of the named executive officers is reasonable. In addition, the Compensation Committee believes that the differences between the compensation of our former President and Chief Executive Officer and that of the other named executive officers was appropriate based on similar differences found in market data.

President and Chief Executive Officer Compensation Decisions

The Compensation Committee coordinated the annual performance evaluation of our former President and Chief Executive Officer with the independent members of our Board. The evaluation was based on objective criteria, including the performance of the business, accomplishment of reported goals and strategic objectives and the development of management. There was no formula applied or weighting of these factors and the Compensation Committee considered the President and Chief Executive Officer’s performance in its totality. The evaluation was used by the Compensation Committee in determining our former President and Chief Executive Officer’s cash compensation (base salary and bonus), which was also reviewed with the independent members of the Board prior to final approval by the Compensation Committee. The equity components of Mr. Lawler’s compensation in fiscal 2012, stock options and participation level for performance-based restricted stock awards were determined after reviewing PM&P’s executive compensation analysis.

Input from Management

In fiscal 2012, our former President and Chief Executive Officer and our Senior Vice President, Human Resources provided information and recommendations regarding our executive compensation program to our Compensation Committee, as is described in the “Human Resources and Compensation Committee” section above. Prior to the hiring of our current Senior Vice President, Human Resources in May 2011, and in particular for the fiscal year 2011 compensation matters discussed in this Annual Report on Form 10-K, our Executive Vice President and General Counsel was responsible for human resources matters and performed these duties.

Related Policies and Considerations

Employment, Termination of Employment and Change-In-Control Agreements

Each of our executive officers is an employee-at-will, meaning that his employment may be terminated at any time and for any reason. We have entered into severance benefit agreements with each of our named executive officers, which are described under the heading “Potential Payments Upon Termination or Change-in-Control”. During fiscal 2007, the Compensation Committee retained Hewitt to conduct a review of our severance benefits, including change-in-control protections. Based on that review, we standardized the severance benefits for our executives, with certain exceptions for pre-existing arrangements. In fiscal 2012, PM&P also reviewed our severance benefits. Based on the reviews, we believe that the severance benefits we offer to our executives are competitive with similarly situated individuals and companies. With respect to termination of employment absent a change-in-control, we believe that the benefits we offer are in line with the markets in which we compete, and we offer these benefits to attract and retain our executives. These benefits were enhanced in late fiscal 2012, for certain executives, to include a payment equal to such individual’s target bonus as part our retention efforts. Regarding change-in-control benefits, we have structured these benefits as a “double trigger” meaning that the benefits are only paid in the event of, first, a change-in-control transaction, and second, the loss of employment within one year after the transaction. We decided to offer these benefits in order to provide an incentive for our executives to remain in our employ in the event of such a transaction.

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

The compensation that we pay to the named executive officers is expensed in our financial statements as required by U.S. generally accepted accounting principles. As one of many factors, the Compensation Committee considers the financial statement impact in determining the amount of, and allocation among the elements of, compensation. We account for stock-based compensation in accordance with the requirements of the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”) (formerly Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”).

Compensation Committee Report

The Human Resources and Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

HUMAN RESOURCES AND COMPENSATION COMMITTEE Francis J. Jules, Chair Jeffrey J. Fenton Edward E. Lucente Joseph M. O’Donnell Jeffrey S. Wald

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

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning fiscal 2012, fiscal 2011 and fiscal 2010 compensation of our former President and Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers of the Company who were serving as executive officers on July 31, 2012 and two other individuals who each would have been one of the three other most highly compensated executive officers of the Company but for the fact they were not serving as executive officers on July 31, 2012. Collectively, we refer to all of these individuals as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)		Non-Equity Incentive Plan Compensation ($)(4)		All Other Compensation ($)(5)		Total ($)
Joseph C. Lawler	2012	645,000	0		306,771	322,088	(7)	0		16,656	(8)	1,290,515
Former President and Chief Executive Officer (6)	2011 2010	645,000 645,000	0 0		254,800 988,600	294,000 233,384		0 974,337		168,927 16,755		1,362,727 2,858,076

Steven G. Crane	2012	400,000	0		118,311	117,196		0		16,478	(9)	651,985
Chief Financial Officer	2011	400,000	0		152,880	117,600		0		61,418		731,898
	2010	400,000	0		221,770	69,000		366,860		16,615		1,074,245

Scott R. Crawley	2012	322,268	70,000	(11)	169,150	158,900		0		45,806	(12)	766,124
President, Global Operations (10)

Peter L. Gray	2012	319,098	0		98,767	97,774		0		17,452	(13)	533,091
Executive Vice President,	2011	305,341	0		127,400	88,200		0		53,215		574,156
Chief Administrative Officer, General Counsel and Secretary	2010	300,000	0		221,770	34,500		242,775		15,461		814,506

Thomas Nightingale President, Sales and Marketing (14)	2012	253,552	75,000	(15)	309,600	964,094		200,000	(16)	22,036	(17)	1,824,282

William R. McLennan	2012	388,525	0		131,573	130,476		0		492,041	(19)	1,142,615
Former President, Global	2011	450,000	0		152,880	117,600		0		75,248		795,728
Operations, ModusLink Corporation (18)	2010	450,000	0		272,950	69,000		461,273		49,124		1,302,347

David J. Riley	2012	224,188	0		98,767	97,774		0		272,208	(21)	692,937
Former Executive Vice	2011	242,237	0		127,400	88,200		0		54,125		511,962
President, Corporate Development (20)	2010	238,000	0		221,770	34,500		166,921		12,272		673,463

(1)	The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the named executed officers during fiscal 2012, fiscal 2011 and fiscal 2010. ASC 718 fair value amount as of the grant date for stock awards and stock options generally is spread over the number of months of service required for the grant to vest. An explanation of the vesting of restricted stock awards and options awards, as well as the methodology for performance-based restricted stock payouts, is discussed in the footnotes to the “Grants of Plan-Based Awards for Fiscal 2012” and “Outstanding Equity Awards at 2012 Fiscal Year End” tables below.
(2)

Reflects the aggregate grant date fair value of awards computed in accordance with ASC 718 for restricted stock and performance-based restricted stock awards granted to the named executive officers. The fair value of these awards is based on the closing price of our Common Stock on the date of grant and, for performance-based restricted stock awards, is calculated at the target share payout, which is also the maximum share payout in fiscal 2012, as of the grant date (September 21, 2011, September 22, 2010 and September 23, 2009). The performance objectives for fiscal 2012 were not achieved and no performance-based restricted shares were issued. Mr. Nightingale did not receive a performance-based restricted stock award in fiscal 2012.
(3)	The fair value of each stock option award is estimated as of the date of grant using a binomial valuation model. Additional information regarding the assumptions used to estimate the fair value of all stock options awards is included in Note 15 to Consolidated Financial Statements.
(4)	Represents amounts earned under the Company’s fiscal 2012, 2011 or 2010 Executive Management Incentive Plan, as applicable. See “Compensation Discussion and Analysis” for a discussion of the 2012 MIP.
(5)	Amounts set forth in this column represent employer 401(k) plan matching cash contributions, in addition to the other items noted in the applicable footnote.
(6)	Mr. Lawler retired from the Company effective as of October 1, 2012.
(7)	Includes $303,946, which is the grant date fair value of the award, plus $18,142, which is the incremental fair value of the award as modified on June 11, 2012 pursuant to the Separation and Release Agreement entered into between Mr. Lawler and the Company.
(8)	Includes a $12,000 automobile allowance.
(9)	Includes a $12,000 automobile allowance and a $1,787 long-term disability premium payment.
(10)	Mr. Crawley’s employment with the Company began on August 29, 2011.
(11)	Represents signing bonus per employment arrangement.
(12)	Includes an $11,000 automobile allowance, a $335 long-term disability premium payment and $31,765 in relocation expenses paid by the Company.
(13)	Includes a $12,000 automobile allowance.
(14)	Mr. Nightingale’s employment with the Company began on December 12, 2011.
(15)	Represents signing bonus per employment arrangement.
(16)	Represents guaranteed bonus under the 2012 MIP per employment arrangement.
(17)	Includes an $8,000 automobile allowance, a $416 long-term disability premium payment and $11,775 in relocation expenses paid by the Company.
(18)	Mr. McLennan’s employment with the Company ceased on June 11, 2012.
(19)	Includes a $10,000 automobile allowance, a $1,430 long-term disability premium payment, $450,000 in severance payments to be paid out over 12 months pursuant to the Separation and Release Agreement entered into between Mr. McLennan and the Company on June 11, 2012 and $25,962 in unused vacation.
(20)	Mr. Riley’s employment with the Company ceased on July 3, 2012.
(21)	Includes a $11,000 automobile allowance, $242,760 in severance payments to be paid out over 12 months pursuant to the Executive Severance Agreement, dated as of July 2007, by and between Mr. Riley and the Company and $14,005 in unused vacation.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2012

The following table sets forth summary information regarding grants of plan-based awards made to the named executive officers in fiscal 2012.

Name	Grant Date	Committee/ Board Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Possible Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)*	All Other Option Awards: Number of Securities Underlying Options (#)(4)*		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph C. Lawler	(6)	(6)	201,563	806,250	1,612,501
	9/21/2011	9/21/2011				21,975	87,900	87,900					306,771
	9/30/2011	9/21/2011								183,100		3.49	303,946

Steven G. Crane	(6)	(6)	70,000	280,000	560,000
	9/21/2011	9/21/2011				8,475	33,900	33,900					118,311
	9/30/2011	9/21/2011								70,600		3.49	117,196

Scott R. Crawley	(6)	(6)	48,340	193,361	386,721
	10/28/2011	10/28/2011				3,750	15,000	15,000					64,650
	8/29/2011	7/22/2011							25,000				104,500
	8/29/2011	7/22/2011								35,000		4.18	69,300
	8/29/2011	7/22/2011								50,000	(7)	4.18	89,600	(7)

Peter L. Gray	(6)	(6)	47,865	191,459	382,918
	9/21/2011	9/21/2011				7,075	28,300	28,300					98,767
	9/30/2011	9/21/2011								58,900		3.49	97,774

Thomas Nightingale	(6)	(6)	63,388	253,552	507,104
	n/a	n/a				n/a	n/a	n/a					n/a
	12/12/2011	11/18/2011							60,000				309,600
	12/12/2011	11/18/2011								400,000		5.16	964,094

William R. McLennan(8)	(6)	(6)	77,705	310,820	621,639
	9/21/2011	9/21/2011				9,425	37,700	37,700					131,573
	9/30/2011	9/21/2011								78,600		3.49	130,476

David J. Riley(9)	(6)	(6)	28,024	112,094	224,188
	9/21/2011	9/21/2011				7,075	28,300	28,300					98,767
	9/30/2011	9/21/2011								58,900		3.49	97,774

*	Equity awards to the named executive officers during fiscal 2012 were made pursuant to the 2010 Incentive Award Plan.
(1)	Non-equity awards were to be made pursuant to the 2012 MIP. In September 2011, the Compensation Committee established the performance objectives for fiscal 2012, as well as the threshold, target and maximum payment levels. The threshold amount is 25% of target and maximum is 200% of target. The performance objectives were not achieved and no awards were made pursuant to the 2012 MIP, other than $200,000 to Mr. Nightingale, which was guaranteed to be paid to Mr. Nightingale per his employment arrangement. See “Compensation Discussion and Analysis” for a discussion of the 2012 MIP.
(2)	The amounts shown reflect number of potential shares of performance-based restricted stock to be issued subject to satisfaction of performance conditions. Threshold achievement payout is 25% of target and maximum achievement payout is 100% of target. In addition to the awards set forth in the table, each award earned under the plan is subject to a multiplier related to achievement by the Company of a certain level of revenue in fiscal 2012. The percentage by which the Company’s revenue for fiscal 2012 exceeds the target level, if at all, will be multiplied by the number of shares to be issued relative to operating income performance, and added to the award. Performance below a threshold level results in no payout. The performance objectives set for fiscal 2012 performance were not achieved and no performance-based restricted shares were issued. See “Compensation Discussion and Analysis” for a discussion of the plan.
(3)

Restricted stock awards vest 33 1/3% on each of the first three anniversaries of the date of grant, provided that the recipient remains employed by the Company or one of its subsidiaries on each such date. Mr. Nightingale’s restricted stock award provided that should Mr. Lawler cease to be employed as the Chief Executive Officer of the Company during Mr. Nightingale’s first twelve months of employment, then 50% of such award would become immediately vested. Due to Mr. Lawler’s retirement on October 1, 2012, Mr. Nightingale’s restricted stock award vested as to 30,000 shares on October 1, 2012, and will vest as to 10,000 shares on December 12,

2013 and as to 20,000 shares on December 12, 2014. The vesting of these restricted stock awards is accelerated under certain circumstances. See “Potential Payments Upon Termination or Change-in-Control” below.
(4)

Unless otherwise noted, stock option awards vest as to 25% on the first anniversary of the date of grant and as to 1/48th of the shares on each monthly anniversary thereafter, provided that the recipient remains employed by the Company or one of its subsidiaries on each such date. The vesting and exercisability of the options is accelerated under certain circumstances. See “Potential Payments Upon Termination or Change-in-Control” below.

(5)	The grant date fair value of “All Other Stock Awards” is computed based on a value per share of $4.18 on August 29, 2011 for Mr. Crawley and $5.16 on December 12, 2011 for Mr. Nightingale. The grant date fair value of “All Other Option Awards” is computed based on a value per share of (i) $1.66 on September 30, 2011 for Messrs. Lawler, Crane, Gray, McLennan and Riley, (ii) (x) $1.98 on August 29, 2011 for the option to purchase 35,000 shares granted to Mr. Crawley and (y) $2.11, $2.00, $1.79, $1.63, $1.43 on August 29, 2011 for the option to purchase 50,000 shares granted to Mr. Crawley (such option will vest as to 10,000 shares on each of the first five anniversaries of the grant date subject to a minimum average share price being achieved on each such vesting date, which shall be $7.00, $8.50, $11.00, $12.50 and $14.00, respectively) and (iii) $2.41 on December 12, 2011 for Mr. Nightingale. The grant date fair value of the performance-based shares of restricted stock is computed based on a value per share of (i) $3.49 on September 21, 2011 for Messrs. Lawler, Crane, Gray, McLennan and Riley and (ii) $4.31 on October 28, 2011 for Mr. Crawley, and reflects the target number of shares, which is also the maximum number of shares (exclusive of the revenue multiplier discussed under “Compensation Discussion and Analysis”). All per share amounts are computed in accordance with ASC 718.
(6)	The Compensation Committee approved the bonus target percentages for the named executive officers, other than Mr. Nightingale, on September 21, 2011. Mr. Nightingale’s bonus target percentage was approved on November 18, 2011. The Compensation Committee approved the terms of the 2012 MIP on September 21, 2011.
(7)	Stock option vesting with respect to 10,000 shares on each of 8/29/2012, 8/29/2013, 8/29/2014, 8/29/2015 and 8/29/2016 subject to a minimum average share price being achieved on each vesting date, which shall be $7.00, $8.50, $11.00, $12.50 and $14.00, respectively. If the specified minimum average share price for the applicable anniversary date is not achieved, the 10,000 shares shall not vest and become exercisable but may vest on a subsequent anniversary date if the minimum average share price related to the earlier anniversary date is achieved or exceeded on a subsequent anniversary date.
(8)	Mr. McLennan’s employment with the Company ceased on June 11, 2012; therefore, Mr. McLennan forfeited his right to any future possible payout under the 2012 MIP and the equity incentive plan. Mr. McLennan’s stock option was also immediately forfeited to the Company on June 11, 2012.
(9)	Mr. Riley’s employment with the Company ceased on July 3, 2012; therefore, Mr. Riley forfeited his right to any future possible payout under the 2012 MIP and the equity incentive plan. Mr. Riley’s stock option was also immediately forfeited to the Company on July 3, 2012.

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

Joseph C. Lawler

On August 23, 2004, Joseph C. Lawler was appointed President and Chief Executive Officer of the Company and served as President and Chief Executive Officer until October 1, 2012. In August 2006 Mr. Lawler was named Chairman of the Company and served as Chairman until November 2011. In connection with his employment, Mr. Lawler and the Company entered into an employment offer letter which set forth his initial compensation terms and his initial equity grants as well as equity grants over a five-year period. On June 11, 2012, the Company announced that Mr. Lawler would retire from the Company, on or before October 1, 2012, and entered into a Separation and Release Agreement with Mr. Lawler. Mr. Lawler resigned from the Board effective as of June 11, 2012.

Under the Separation and Release Agreement, Mr. Lawler became entitled to: (i) severance payments totaling $1,451,250 payable within 10 days of his retirement date, representing twelve months of then current base salary and his target annual bonus for 2012; (ii) COBRA payments for up to twelve months; and (iii) an amendment to his stock options and restricted stock grants to provide that certain unvested stock options and restricted stock would become fully vested on his retirement date, if not vested prior to such date in accordance with the terms thereof. Due to Mr. Lawler’s continued employment through October 1, 2012, all such vesting occurred per the original vesting schedules.

William R. McLennan

On June 11, 2012, Mr. McLennan’s employment with the Company ceased and he entered into a Separation and Release Agreement with the Company. Under the Separation and Release agreement, Mr. McLennan became entitled to severance payments totaling $450,000 in equal installments over twelve months, representing his base salary at the time of his departure.

David J. Riley

On July 3, 2012, Mr. Riley’s employment with the Company ceased. Pursuant to the terms of his severance agreement, entered into in July 2007, Mr. Riley became entitled to severance payments totaling $242,760 in equal installments over twelve months, representing his base salary at the time of his departure.

Other Named Executive Officers

We entered into employment offer letters with each of our other named executive officers when they commenced their employment. These letters generally set forth initial base salary, target bonus and other compensatory matters, such as initial equity grants.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR END

The following table sets forth summary information regarding the outstanding equity awards granted to each of the named executive officers as of the end of fiscal 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(2)
Joseph C. Lawler(3)	67,452	0		17.40	8/23/2012	8,994	(4)	30,759	21,975	75,155
	67,452	0		10.30	4/2/2013	17,988	(5)	61,519
	53,961	13,491	(6)	16.10	4/2/2013	26,981	(7)	92,275
	40,471	26,981	(8)	11.81	4/2/2013	26,667	(9)	91,201
	26,980	40,472	(10)	7.28	4/2/2013	24,200	(11)	82,764
	43,749	56,251	(12)	6.37	4/2/2013
	0	183,100	(13)	3.49	4/2/2013
Steven G. Crane	65,000	0		21.40	4/23/2014	6,667	(14)	22,801	8,475	28,985
	20,000	0		13.60	9/27/2014	16,000	(15)	54,720
	28,124	1,876	(16)	8.64	10/1/2015	4,356	(17)	14,898
	13,749	6,251	(18)	7.25	10/2/2016
	17,499	22,501	(19)	6.37	9/30/2017
	0	70,600	(20)	3.49	9/30/2018
Scott R. Crawley	0	35,000	(21)	4.18	8/29/2018	25,000	(22)	85,500	3,750	12,825
	0	50,000	(23)	4.18	8/29/2018
Peter L. Gray	10,000	0		16.00	10/5/2012	6,667	(24)	22,801	7,075	24,197
	15,000	0		12.30	10/12/2013	13,334	(25)	45,602
	10,000	0		13.60	9/27/2014	4,356	(26)	14,898
	14,062	938	(27)	8.64	10/1/2015
	6,874	3,126	(28)	7.25	10/2/2016
	13,124	16,876	(29)	6.37	9/30/2017
	0	58,900	(30)	3.49	9/30/2018
Thomas Nightingale	0	400,000	(31)	5.16	12/12/2018	60,000	(32)	205,200	n/a	n/a
William R. McLennan(33)	n/a	n/a		n/a	n/a	n/a		n/a	n/a	n/a
David J. Riley(34)	7,000	0		15.70	8/3/2012	n/a		n/a	n/a	n/a
	20,000	0		10.60	8/3/2012
	10,000	0		12.30	8/3/2012
	10,000	0		13.60	8/3/2012
	9,374	626		8.64	8/3/2012
	6,874	3,126		7.25	8/3/2012
	13,124	16,876		6.37	8/3/2012
	0	58,900		3.49	8/2/2012

*	References to approximate share totals in the footnotes below relate to vesting schedules which may vary from time to time in order to account for rounding.
(1)	Based on the fair market value of our Common Stock on 7/31/2012 ($3.42 per share).
(2)

Represents potential threshold payout of performance-based restricted stock, which is 25% of the maximum payout, the award of which was conditional upon the Company meeting certain performance objectives in fiscal 2012. The number of shares awarded is determined based on the extent to which the objectives are achieved. Awarded shares of restricted stock vest 33 1/3% on each of the first three anniversaries of the date the shares are awarded, provided that the recipient remains employed by the Company or one of its subsidiaries on each such date. If awards are made, the vesting of these restricted stock awards is accelerated under certain circumstances. See “Potential Payments Upon Termination or Change-in-Control” below. The performance objectives set for fiscal 2012 were not achieved and no shares were issued pursuant to the FY2012 Performance-Based Restricted Stock Bonus Plan.

(3)	On June 11, 2012, Mr. Lawler entered into a Separation and Release Agreement with the Company. Mr. Lawler retired from the Company on October 1, 2012. Until October 1, 2012, Mr. Lawler’s unvested stock options continued to vest and become exercisable in accordance with the applicable vesting schedule and after October 1, 2012, Mr. Lawler’s unvested stock options ceased to continue to vest and become exercisable, provided that Mr. Lawler would have six months from October 1, 2012 to exercise his vested options. Any unvested stock options and shares of restricted stock that had not vested on or before October 1, 2012 were immediately forfeited by Mr. Lawler to the Company on October 1, 2012.
(4)	Restricted stock award vesting with respect to 8,994 shares on 8/23/2012.
(5)	Restricted stock award vesting with respect to 8,994 shares on 8/23/2012.
(6)	Stock option vesting with respect to 13,491 shares on 8/23/2012.
(7)	Restricted stock award vesting with respect to 8,994 shares on 8/23/2012.
(8)	Stock option vesting with respect to 13,490 shares on 8/23/2012.
(9)	Restricted stock award vesting with respect to 13,333 shares on 10/1/2012.
(10)	Stock option vesting with respect to 13,490 shares on 8/23/2012.
(11)	Restricted stock award vesting with respect to 12,100 shares on 10/1/2012.
(12)	Stock option vesting with respect to approximately 2,083 shares each month beginning on 8/1/2012 and ending on 10/1/2012.
(13)	Stock option vesting with respect to 45,775 shares on 9/30/2012.
(14)	Restricted stock award vesting with respect to 6,667 shares on 10/2/2012.
(15)	Restricted stock award vesting with respect to 8,000 shares on each of 10/1/2012 and 10/1/2013.
(16)	Stock option vesting with respect to approximately 625 shares on each of 8/2/2012, 9/2/2012 and 10/2/2012.
(17)	Restricted stock award vesting with respect to 2,178 shares on each of 10/1/2012 and 10/1/2013.
(18)	Stock option vesting with respect to approximately 417 shares each month beginning on 8/2/2012 and ending on 10/2/2013.
(19)	Stock option vesting with respect to approximately 833 shares each month beginning on 8/1/2012 and ending on 10/1/2014.
(20)	Stock option vesting with respect to 17,650 shares on 9/30/2012 and approximately 1,471 shares each month beginning on 10/31/2012 and ending on 9/30/2015.
(21)	Stock option vesting with respect to 8,750 shares on 8/29/2012 and approximately 729 shares each month beginning on 9/29/2012 and ending on 8/29/2015.
(22)	Restricted stock award vesting with respect to approximately 8,333 shares on each of 8/29/2012, 8/29/2013 and 8/29/2014.
(23)	Stock option vesting with respect to 10,000 shares on each of 8/29/2012, 8/29/2013, 8/29/2014, 8/29/2015 and 8/29/2016 subject to a minimum average share price being achieved on each vesting date, which shall be $7.00, $8.50, $11.00, $12.50 and $14.00, respectively. If the specified minimum average share price for the applicable anniversary date is not achieved, the 10,000 shares shall not vest and become exercisable but may vest on a subsequent anniversary date if the minimum average share price related to the earlier anniversary date is achieved or exceeded on a subsequent anniversary date.
(24)	Restricted stock award vesting with respect to 6,667 shares on 10/2/2012.
(25)	Restricted stock award vesting with respect to 6,667 shares on each of 10/1/2012 and 10/1/2013.
(26)	Restricted stock award vesting with respect to 2,178 shares on each of 10/1/2012 and 10/1/2013.
(27)	Stock option vesting with respect to approximately 313 shares on each of 8/2/2012, 9/2/2012 and 10/2/2012.

(28)	Stock option vesting with respect to approximately 208 shares each month beginning on 8/2/2012 and ending on 10/2/2013.
(29)	Stock option vesting with respect to approximately 625 shares each month beginning on 8/1/2012 and ending on 10/1/2014.
(30)	Stock option vesting with respect to 14,725 shares on 9/30/2012 and 1,227 shares each month beginning on 10/31/2012 and ending on 9/30/2015.
(31)	Stock option vesting with respect to 100,000 shares on 12/12/2012 and approximately 8,333 shares each month beginning on 1/12/2013 and ending on 12/12/2015.
(32)	Restricted stock award vesting with respect to 30,000 shares on 10/1/2012, 10,000 shares on 12/12/2013 and 20,000 shares on 12/12/2014.
(33)	On June 11, 2012, Mr. McLennan’s employment with the Company ceased. Accordingly, all of Mr. McLennan’s unvested shares of restricted stock and unvested stock options immediately forfeited to the Company on such date. On July 11, 2012, all of Mr. McLennan’s outstanding vested stock options expired.
(34)	On July 3, 2012, Mr. Riley’s employment with the Company ceased. Accordingly, all of Mr. Riley’s unvested shares of restricted stock and unvested stock options immediately forfeited to the Company on such date. On August 3, 2012, all of Mr. Riley’s outstanding vested stock options expired.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2012

The following table summarizes the vesting of stock awards for each of the named executive officers during fiscal 2012. None of the named executive officers exercised stock options in fiscal 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Joseph C. Lawler	—	—	61,408	230,862
Steven G. Crane	—	—	21,845	76,239
Scott R. Crawley	—	—	—	—
Peter L. Gray	—	—	15,511	54,133
Thomas Nightingale	—	—	—	—
William R. McLennan	—	—	18,297	63,857
David J. Riley	—	—	18,845	65,769

(1)	Represents the fair market value of the stock award on the date of vesting.

Potential Payments Upon Termination or Change-in-Control

We have entered into agreements with each of our named executive officers, which agreements provide for benefits in the event of termination of employment. These benefits vary based on whether the termination occurs before or within one year following a change in control of the Company.

Joseph C. Lawler, William R. McLennan and David J. Riley

Messrs. Lawler, McLennan and Riley have each ended their employment with the Company, effective as of October 1, 2012, June 11, 2012 and July 3, 2012, respectively. Each of Messrs. Lawler and McLennan entered into separation agreements with the Company, the details of which are described above under “Employment Agreements of Named Executive Officers.”

Steven G. Crane

Mr. Crane is party to an agreement entered into with him in July 2007 (as amended, the “Crane Executive Severance Agreement”), which provides that in the event Mr. Crane’s employment is terminated by the Company without Cause, then Mr. Crane will receive (i) 12 months of continued base salary and (y) his target bonus for the year in which the termination occurs (added by amendment to the Crane Executive Severance Agreement on June 12, 2012) (each payable in 12 monthly installments). In the event Mr. Crane’s employment is terminated by the Company without Cause or by Mr. Crane for Good Reason (as defined below) within one year after a Change of Control (as defined below) of the Company, then (i) Mr. Crane will receive (x) 12 months of continued base salary, and (y) his target bonus (each payable in 12 monthly installments) and (ii) all of Mr. Crane’s stock options which are then outstanding shall be immediately vested and shall remain exercisable for a period of 6 months following the his last day of employment (but not to exceed the original term of such awards) and all of his restricted stock shall be immediately vested and free of restrictions.

On June 12, 2012, the Company entered into a retention agreement with Mr. Crane pursuant to which the Company agreed to pay Mr. Crane $160,000 on December 31, 2012 and $240,000 on June 30, 2013, provided that he remains employed by the Company on each such date. These amounts are immediately due and payable in the event Mr. Crane’s employment is terminated by the Company without Cause or Mr. Crane terminates his employment after a Change of Control for Good Reason. In the event Mr. Crane terminates his employment voluntarily or is terminated for Cause, no payments of the retention bonus shall be payable.

In addition, subject to Mr. Crane’s continued employment with the Company, the Company agreed to grant to Mr. Crane an option to purchase 150,000 shares of the Common Stock of the Company on the third trading day of the first open trading window applicable to him following the date the restatement of the Company’s financial statements is complete and announced to the public, with an exercise price equal to the fair market value on the grant date. Such option would vest in two equal installments on the first and second anniversary of the grant date, provided that Mr. Crane remains employed by the Company on each such vesting date.

Scott R. Crawley

Mr. Crawley is party to an agreement entered into with him in August 2011 (the “Crawley Executive Severance Agreement”), which provide that in the event Mr. Crawley’s employment is terminated by the Company without Cause (as defined below), then Mr. Crawley will receive (i) 12 months of continued base salary and (y) his target bonus for the year in which the termination occurs (added by amendment to the Crawley Executive Severance Agreement on July 30, 2012) (each payable in 12 monthly installments). In the event Mr. Crawley’s employment is terminated by the Company without Cause or by Mr. Crawley for Good Reason (as defined below) within one year after a Change of Control (as defined below) of the Company, then (i) Mr. Crawley will receive (x) 12 months of continued base salary, and (y) his target bonus (each payable in 12 monthly installments) and (ii) all of Mr. Crawley’s stock options which are then outstanding shall be immediately vested and shall remain exercisable for a period of 6 months following the his last day of employment (but not to exceed the original term of such awards) and all of his restricted stock shall be immediately vested and free of restrictions.

On July 30, 2012, the Company entered into a retention agreement with Mr. Crawley pursuant to which the Company agreed to pay Mr. Crawley $105,000 on December 31, 2012 and $157,500 on June 30, 2013, provided that he remains employed by the Company on each such date. These amounts are immediately due and payable in the event Mr. Crawley’s employment is terminated by the Company without Cause or Mr. Crawley terminates his employment after a Change of Control for Good Reason. In the event Mr. Crawley terminates his employment voluntarily or is terminated for Cause, no payments of the retention bonus shall be payable. In addition, subject to Mr. Crawley’s continued employment with the Company, the Company agreed to grant to Mr. Crawley an option to purchase 150,000 shares of the Common Stock of the Company on the third trading day of the first open trading window applicable to him following the date the restatement of the Company’s financial statements is complete and announced to the public, with an exercise price equal to the fair market value on the grant date. Such option would vest in two equal installments on the first and second anniversary of the grant date, provided that Mr. Crawley remains employed by the Company on each such vesting date.

Thomas Nightingale

Mr. Nightingale is party to an agreement entered into with him in December 2011, which provides that in the event Mr. Nightingale’s employment is terminated by the Company without Cause (as defined below), or by Mr. Nightingale due to the unilateral relocation by the Company of his principal work place for the Company to a site more than 60 miles from Mr. Nightingale’s principal office, then Mr. Nightingale will receive (i) 12 months of continued base salary and (y) his target bonus for the year in which the termination occurs (each payable in 12 monthly installments). In the event Mr. Nightingale’s employment is terminated by the Company without Cause (as defined below) or by Mr. Nightingale for Good Reason (as defined below) within one year after a Change of Control (as defined below) of the Company, then (i) Mr. Nightingale will receive (x) 12 months of continued base salary, and (y) his target bonus (each payable in 12 monthly installments) and (ii) all of Mr. Nightingale’s stock options which are then outstanding shall be immediately vested and shall remain exercisable for a period of 6 months following his last day of employment (but not to exceed the original term of such awards) and all of his restricted stock shall be immediately vested and free of restrictions.

Peter L. Gray

The Company also entered into an agreement with Mr. Gray in August 2002. As amended to date, including the amendment entered into on June 12, 2012, the agreement provides that in the event that his employment is terminated by the Company for a reason other than for Cause, then the Company shall pay Mr. Gray (i) 12 months of continued base salary and (y) his target bonus for the year in which the termination occurs (each payable in 12 monthly installments). In addition, the agreement provides that in the event that his employment is terminated by the Company for a reason other than for Cause or by Mr. Gray for Good Reason within one year following a Change of Control of the Company, then (i) the Company shall pay Mr. Gray (x) a lump sum payment equal to two times his then-current base salary and (y) a lump sum payment equal to his target annual bonus for the year during which his termination occurs and (ii) all of Mr. Gray’s stock options which are then outstanding shall be immediately vested and shall remain exercisable for a period of 6 months following his last day of employment (but not to exceed the original term of such awards), and all of his restricted stock shall be immediately vested and free of restrictions. For purposes of Mr. Gray’s agreement, the definition of “Cause” is substantially similar to the definition of “Cause” set forth below.

On June 12, 2012, the Company entered into a Retention Agreement with Mr. Gray, pursuant to which the Company agreed to pay to Mr. Gray $160,000 on December 31, 2012 and $240,000 on June 30, 2013, provided that he remains employed by the Company on each such date. These amounts are immediately due and payable in the event Mr. Gray’s employment is terminated by the Company without Cause or Mr. Gray terminates his employment after a Change of Control for Good Reason. In the event Mr. Gray terminates his employment voluntarily or is terminated for Cause, no payments of the retention bonus shall be payable.

In addition, subject to Mr. Gray’s continued employment with the Company, the Company agreed to grant to Mr. Gray an option to purchase 150,000 shares of the Common Stock of the Company on the third trading day of the first open trading window applicable to him following the date the restatement of the Company’s financial statements is complete and announced to the public, with an exercise price equal to the fair market value on the grant date. Such option would vest in two equal installments on the first and second anniversary of the grant date, provided that Mr. Gray remains employed by the Company on each such vesting date.

Each severance agreement described above is intended to comply with Section 409A of the Code. Also, under certain circumstances, in the event that any amounts payable to an executive officer under a severance agreement would qualify as “excess parachute payments” under Section 280G of the Code, then we may not be obligated to pay to the executive officer that portion of the consideration that is payable as a result of the Change of Control as is necessary to eliminate any “excess parachute payments.”

For purposes of the severance agreements, terms are defined as follows:

“Cause” is defined as a good faith finding by a majority of the members of the Board of the Company after giving the executive an opportunity to be heard, of: (i) gross negligence or willful misconduct by the executive in connection with his employment duties, (ii) failure by the executive to perform his duties or responsibilities required pursuant to his employment, after written notice and an opportunity to cure, (iii) misappropriation by the executive of the assets or business opportunities of the Company, or its affiliates, (iv) embezzlement or other financial or other fraud committed by the executive, (v) the executive knowingly allowing any third party to commit any of the acts described in any of the preceding clauses (iii) or (iv), or (vi) the executive’s indictment for, conviction of, or entry of a plea of no contest with respect to, any felony or any crime involving moral turpitude.

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

The table below shows the estimated incremental value transfer to each named executive officer under various scenarios relating to a termination of employment. The table below assumes that such termination occurred on July 31, 2012 and payments are made under the severance arrangements and retention arrangements then in effect. The actual amounts that would be paid to any named executive officer can only be determined at the time of an actual termination of employment and would vary from those listed below.

	Termination without Cause and without a Change-in-Control								Termination without Cause or for Good Reason within One Year Following a Change-in-Control
	Severance Pay ($)(1)	Non- Equity Incentive Plan Compen- sation ($)	Accele- rated Vesting of Stock Options ($)(2)		Accele- rated Vesting of Restricted Stock Awards ($)(2)	Other Benefits ($)		Total ($)	Severance Pay ($)(3)	Non- Equity Incentive Plan Compen- sation ($)	Accele- rated Vesting of Stock Options ($)(2)(4)	Accele- rated Vesting of Restricted Stock Awards ($)(2)	Other Benefits ($)		Total ($)
Joseph C. Lawler	1,451,250	0	0	(4)	133,117	13,569	(5)	1,597,936	1,451,250	0	0	133,117	13,569	(5)	1,597,936
Steven G. Crane	1,080,000	0	n/a		n/a	n/a		1,080,000	1,080,000	0	0	92,419	n/a		1,172,419
Scott R. Crawley	822,500	0	n/a		n/a	n/a		822,500	822,500	0	0	85,500	n/a		908,000
Peter L. Gray	1,040,000	0	n/a		n/a	n/a		1,040,000	1,440,000	0	0	83,301	n/a		1,523,301
Thomas Nightingale	800,000	0	n/a		n/a	n/a		800,000	800,000	0	0	205,200	n/a		1,005,200
William R. McLennan (6)	n/a	n/a	n/a		n/a	n/a		n/a	n/a	n/a	n/a	n/a	n/a		n/a
David J. Riley (7)	n/a	n/a	n/a		n/a	n/a		n/a	n/a	n/a	n/a	n/a	n/a		n/a

*	Payouts subject to 409A regulations.
(1)	As described above, severance pay consists of 12 months of base salary plus target bonus plus retention bonus for each of Messrs. Crane, Crawley and Gray and 12 months of base salary plus target bonus for Mr. Nightingale. Per the Separation and Release Agreement Mr. Lawler entered into with the Company on June 11, 2012, Mr. Lawler’s severance pay would be equal to 12 months of base salary plus the target bonus.
(2)	Based on closing price of $3.42 per share on July 31, 2012.
(3)	As described above, severance pay consists of 12 months of base salary plus target bonus for each of Messrs. Crane, Crawley and Nightingale and 24 months of base salary plus target bonus for Mr. Gray. Per the Separation and Release Agreement Mr. Lawler entered into with the Company on June 11, 2012, Mr. Lawler’s severance pay would be equal to 12 months of base salary plus the target bonus.
(4)	Severance agreement provides for accelerated vesting of stock options, and “0” indicates that all stock options had exercise prices greater than the then current price of our Common Stock at July 31, 2012.
(5)	Represents reimbursement of COBRA expenses.
(6)	Mr. McLennan’s employment with the Company ceased on June 11, 2012. His severance payments are detailed in the Summary Compensation Table.
(7)	Mr. Riley’s employment with the Company ceased on July 3, 2012. His severance payments are detailed in the Summary Compensation Table.

Director Compensation

The table below sets forth certain information concerning our fiscal 2012 compensation of our Directors.

DIRECTOR COMPENSATION FOR FISCAL 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)		Total ($)
Virginia G. Breen(3)	108,500	79,995	n/a		188,495
Jeffrey J. Fenton(4)	104,546	79,995	n/a		184,541
Thomas H. Johnson(5)	49,500	79,995	41,000	(6)	170,495
Francis J. Jules(7)	169,416	79,995	n/a		249,411
Edward E. Lucente(8)	115,554	79,995	19,819	(9)	215,368
Michael J. Mardy(10)	102,000	79,995	n/a		181,995
Joseph M. O’Donnell(11)	95,000	79,995	n/a		174,995
Jeffrey S. Wald(12)	35,500	73,332	n/a		108,832

(1)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during fiscal 2012.
(2)	Restricted stock awards are subject to a restriction on transfer, which lapses on the first anniversary of the date of grant. Mr. Wald’s restricted stock award was granted on March 28, 2012, prorated based on his joining the Board on February 1, 2012, and the restriction on transfer for such award lapses on January 3, 2013, which is the first anniversary of the date of grant for all other restricted stock awards in the table above.
(3)	As of July 31, 2012, Ms. Breen held 15,122 shares of restricted stock and vested options to purchase an aggregate of 16,800 shares of our Common Stock.
(4)	As of July 31, 2012, Mr. Fenton held 15,122 shares of restricted stock and options (vested and unvested) to purchase an aggregate of 20,000 shares of our Common Stock.
(5)	Mr. Johnson ceased to serve as a Director of the Company on February 1, 2012 and the stock award was forfeited.
(6)	Represents payment made to The Taffrail Group, LLC, an international advisory firm of which Mr. Johnson is the chief executive officer, for services rendered by The Taffrail Group to the Company.
(7)	As of July 31, 2012, Mr. Jules held 15,122 shares of restricted stock and vested options to purchase an aggregate of 34,400 shares of our Common Stock.
(8)	As of July 31, 2012, Mr. Lucente held 15,122 shares of restricted stock and vested options to purchase an aggregate of 27,200 shares of our Common Stock.
(9)	Represents the cost of a furnished rental apartment, airfare to and from Florida, ground transportation and living expenses (including certain meals and entertainment) while Mr. Lucente was in Massachusetts, as described further below.
(10)	As of July 31, 2012, Mr. Mardy held 15,122 shares of restricted stock and vested options to purchase an aggregate of 34,400 shares of our Common Stock.
(11)	As of July 31, 2012, Mr. O’Donnell held 15,122 shares of restricted stock and options (vested and unvested) to purchase an aggregate of 20,000 shares of our Common Stock.
(12)	As of July 31, 2012, Mr. Wald held 13,505 shares of restricted stock.

Members of the Board receive a combination of cash compensation and equity in the form of restricted stock awards, provided they are eligible under the applicable plan. In addition, all of the Directors of the Company receive reimbursement of expenses incurred with respect to attendance at meetings of the Board and meetings of committees thereof, which is not included in the above table.

In June of 2012 in light of the various challenges facing the Company, including the restatement, management changes, restructuring and cost reduction activities, the Board of Directors determined that greater board oversight and direction of management was appropriate. Accordingly, the Board requested that the

Mr. Lucente act as a Board resource to management and provide greater board oversight by spending additional time at the Company’s headquarters in Waltham, Massachusetts. In connection therewith the Company provided or reimbursed Mr. Lucente for an apartment in Massachusetts, transportation to and from his home in Florida, transportation in Massachusetts and living expenses (including certain meals and entertainment) while in Massachusetts. Such benefits and reimbursements are reported as perquisites to Mr. Lucente in the table above as required under Item 402(k) of Regulation S-K and SEC guidance on perquisites. However, the Board and the Company consider these expenses as necessary and directly related to Mr. Lucente’s Board oversight role.

The Board has adopted a Director Compensation Plan which governs cash compensation to Directors and under which all Directors are eligible to participate, other than any Director who (i) is an employee of the Company or any of its subsidiaries or affiliates or (ii) unless otherwise determined by the Board, is an affiliate, employee or designee of an institutional or corporate investor in the Company (an “Affiliated Director”). On December 8, 2010, the Board, upon recommendation of the Compensation Committee, amended the Director Compensation Plan, and, on November 23, 2011, the Board, upon recommendation of the Compensation Committee, further amended the Director Compensation Plan. Pursuant to the Director Compensation Plan, each participating Director who serves as a Director during any fiscal quarter shall receive a payment for such quarter of $12,500, with a pro rata fee applicable to service for less than a whole quarter; provided that, any Director who serves as the non-executive Chairman of the Board during any fiscal quarter shall receive a payment for such quarter of $28,750 instead of $12,500, with a pro rata fee applicable to service for less than a whole quarter. Each participating Director who serves as the chairperson of a committee of the Board during any fiscal quarter shall receive a payment of $1,250; provided, however, that the chairperson of the Audit Committee during any fiscal quarter shall receive a payment of $2,500, in each such case with a pro rata fee applicable to service for less than a whole quarter. In addition, pursuant to the amended Director Compensation Plan adopted on December 8, 2010, any Director serving as presiding director during any fiscal quarter received a payment of $5,000. Under the amended Director Compensation Plan adopted on November 23, 2011, this payment was eliminated. Each participating Director who attends a telephonic meeting of the Board or a committee thereof shall receive a meeting fee of $500. Each participating Director who attends a meeting of the Board or a committee thereof, where a majority of the Directors attend such meeting in person, shall receive a meeting fee of $1,000.

In addition, pursuant to the amended Director Compensation Plan adopted on November 23, 2011, each Director, other than an Affiliated Director, will receive a restricted stock award for shares of Common Stock with a fair market value equal to $80,000 on the first business day of the calendar year provided that such Director is serving as a Director on such date. Such awards are subject to a restriction on transfer which lapses on the first anniversary of the date of grant. Notwithstanding the foregoing, if a Director ceases to be a Director due to (i) removal without cause, (ii) resignation upon request of a majority of the Board, other than for reasons the Board determines to be cause, (iii) the failure to be re-elected to the Board either because the Company fails to nominate the Director for re-election or the Director fails to receive sufficient stockholder votes, then, on the day the Director ceases to be a Director, 25% of the restricted stock award shall vest for each full calendar quarter that the Director has served as a Director from and after the award date.

From December 8, 2010 to November 23, 2011, each Director, other than an Affiliated Director, received a restricted stock award for shares of Common Stock with a fair market value equal to $80,000 on the first business day of the calendar year following the annual meeting of stockholders provided that such Director was both serving as Director immediately prior to and immediately following such annual meeting, and had served on the Board for at least six months (unless otherwise determined by the Board). Such awards were subject to a restriction on transfer which lapsed on the first anniversary of the date of grant.

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

Previously, the members of the Board were granted stock options under the 2005 Non-Employee Director Plan (the “2005 Plan”). Per the terms of the 2005 Plan, all Directors, other than an Affiliated Director (as defined above), were automatically granted an option to acquire 20,000 shares of Common Stock (the “Initial Option”) upon election to the Board. Each Initial Option vested and became exercisable as to 1/36th of the number of shares of Common Stock originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee served as a Director on such monthly anniversary date. The 2005 Plan also provided that on the date of each annual meeting of stockholders of the Company, each eligible Director who was both serving as Director immediately prior to and immediately following such annual meeting, and who had served on the Board for at least six months, would automatically be granted an option to purchase 2,400 shares of Common Stock (an “Annual Option”). Each Annual Option vested and became exercisable as to 1/36th of the number of shares originally subject to the option on each monthly anniversary of the date of grant, provided that the optionee served as a Director on such monthly anniversary date. The option exercise price per share for each option granted under the 2005 Plan shall equal the closing price of the Common Stock on the date of grant. Except as otherwise provided in the applicable option agreement, each option granted under the 2005 Plan terminates, and may no longer be exercised, on the date that is ten years after the date of grant of such option. On September 23, 2009 and December 8, 2010, respectively, the Board, upon recommendation of the Compensation Committee, amended the 2005 Plan to eliminate the Annual Option and the Initial Option, in light of the transition to its practice of awarding restricted stock as the means of equity compensation to the members of the Board. Each Annual Option granted under the 2005 Plan and held by a current Director is fully vested and exercisable.

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

Compensation Committee Interlocks and Insider Participation

The Directors who served as members of the Compensation Committee during fiscal 2012 were Jeffrey J. Fenton, Thomas H. Johnson (from August 1, 2011 to February 1, 2012), Francis J. Jules, Edward E. Lucente, Joseph M. O’Donnell (from June 20, 2012) and Jeffrey S. Wald (from June 20, 2012). No member of the Compensation Committee was at any time during fiscal 2012 or at any other time an officer or employee of the Company. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board or the Compensation Committee during fiscal 2012.

ITEM 12.—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 26, 2012, with respect to the beneficial ownership of shares of Common Stock by: (i) 5% stockholders; (ii) the members of the Board of the Company, (iii) the named executive officers; and (v) all current executive officers and members of the Board of the Company, as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	Percent of Class(2)
5% Stockholders
Steel Partners, Ltd.(3)	6,551,185	14.9%
BlackRock, Inc.(4)	2,558,732	5.8%
Dimensional Fund Advisors LP(5)	2,795,753	6.5%
The Vanguard Group, Inc.(6)	2,192,546	5.0%
Directors and Nominees
Virginia G. Breen(7)	45,916	*
Jeffrey J. Fenton(8)	55,460	*
Francis J. Jules(9)	64,466	*
Edward E. Lucente(10)	74,316	*
Michael J. Mardy(11)	73,516	*
Joseph M. O’Donnell(12)	41,060	*
Jeffrey S. Wald	13,505	*
Named Executive Officers
Joseph Lawler(13)	679,393	1.5%
Steven G. Crane(14)	278,449	*
Scott R. Crawley(15)	34,020	*
Peter L. Gray(16)	131,448	*
Thomas Nightingale(17)	159,093	*
William R. McLennan(18)	68,274	*
David J. Riley(19)	36,976	*
All current executive officers and directors, as a group (11 persons)(20)	971,249	2.2%

*	Less than 1%
(1)

For purposes of this table, beneficial ownership is determined by rules promulgated by the Securities and Exchange Commission (the “SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after November 26, 2012, through the exercise of any stock option or other right (“Presently Exercisable Options”). The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

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
(2)	Number of shares deemed outstanding includes 43,841,342 shares of Common Stock as of November 26, 2012, plus any shares subject to Presently Exercisable Options held by the person in question.
(3)	Based on information provided in the Schedule 13D filed by Handy & Harman, Ltd. (“HNH”), BNS Holdings, Inc. (“BNS”), Steel Partners, Ltd. (“SPL”), Steel Partners Holdings L.P. (“Steel Holdings”), SPH Group LLC (“SPHG”), SPH Group Holdings LLC (“SPHG Holdings”), Steel Partners LLC (“Partners LLC”), and Warren G. Lichtenstein with the SEC on October 14, 2011 and all amendments thereto, including that certain Amendment No. 12 to Schedule 13D filed by HNH, SPL, Steel Holdings, SPHG, SPHG Holdings, Steel Partners Holdings GP, Inc. (“Steel Holdings GP”), Mr. Lichtenstein, Glen M. Kassan and Richard K. McClelland on September 28, 2012, a Form 4 filed by HNH on March 14, 2012 and Forms 4 filed by BNS and SPHG Holdings on June 15, 2012. The principal business address of HNH is 1133 Westchester Avenue, Suite N222, White Plains, NY 10604. The principal business address of the Reporting Persons other than HNH and Mr. McClelland is 590 Madison Avenue, 32nd Floor, New York, NY 10022. The principal business address of Mr. McClelland is 117 Caulder Drive, Oakville, Ontario Canada L6J 4T2.

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

•

SPHG Holdings owns 540,015 shares of Common Stock. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing manager of SPHG and the manager of SPHG Holdings. Accordingly, by virtue the relationships discussed above, each of Steel Holdings, SPHG, and Steel Holdings GP may be deemed to beneficially own the shares of Common Stock owned directly by SPHG Holdings. Each of SPHG, Steel Holdings, and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by SPHG Holdings except to the extent of his or its pecuniary interest therein. SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP have shared dispositive and voting power with respect to the 540,015 shares owned by SPHG Holdings.

•

HNH owns 5,941,170 shares of Common Stock. SPHG Holdings owns approximately 55% of the outstanding shares of common stock of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing manager of SPHG and the manager of SPHG Holdings Accordingly, each of SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP could be deemed to beneficially own the shares of Common Stock owned directly by HNH. Each of SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by HNH. HNH has sole dispositive and voting power with respect to the 5,941,170 shares owned by HNH.

(4)

Based solely on information provided in Amendment No. 2 to Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on February 13, 2012, BlackRock has sole dispositive power and sole voting power with respect to such shares. BlackRock’s address is 40 East 52nd Street, New York, NY 10022.

(5)

Based solely on information provided in a Schedule 13G filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC on February 14, 2012, Dimensional has shared dispositive power with respect to such shares and sole voting power with respect to 2,695,138 shares. Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishing investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are collectively referred to as the “Funds.” As a result of its role as investment advisor or investment manager to the Funds, Dimensional may be deemed to be the beneficial owner of the 2,795,753 shares of Common Stock held by the Funds. However, Dimensional does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held by the Funds and Dimensional disclaims beneficial ownership of such securities. Dimensional’s address is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.
(6)	Based solely on information provided in a Schedule 13G filed by The Vanguard Group, Inc. (“Vanguard”) with the SEC on February 10, 2012, Vanguard has sole dispositive power with respect to 2,127,023 shares and sole voting power with respect to 65,523 shares. Vanguard has shared dispositive power with respect to 65,523 shares. Vanguard Fiduciary Trust Company (“VFTC”), a wholly-owned subsidiary of Vanguard is the beneficial owner of 65,523 shares as a result of its serving as an investment manager of collective trust accounts and VFTC directs the voting of such shares. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355.
(7)	Includes 16,800 shares which may be acquired by Ms. Breen pursuant to Presently Exercisable Options.
(8)	Includes 14,444 shares which may be acquired by Mr. Fenton pursuant to Presently Exercisable Options.
(9)	Includes 34,400 shares which may be acquired by Mr. Jules pursuant to Presently Exercisable Options.
(10)	Includes 27,200 shares which may be acquired by Mr. Lucente pursuant to Presently Exercisable Options. Includes 15,000 shares held by a limited partnership controlled by Mr. Lucente and his wife; Mr. Lucente and his wife have shared dispositive and voting power with respect to such shares.
(11)	Includes 34,400 shares which may be acquired by Mr. Mardy pursuant to Presently Exercisable Options.
(12)	Includes 14,444 shares which may be acquired by Mr. O’Donnell pursuant to Presently Exercisable Options.
(13)	Includes 325,110 shares which may be acquired by Mr. Lawler pursuant to Presently Exercisable Options. Mr. Lawler retired from the Company on October 1, 2012.
(14)	Includes 175,810 shares which may be acquired by Mr. Crane pursuant to Presently Exercisable Options.
(15)	Includes 11,666 shares which may be acquired by Mr. Crawley pursuant to Presently Exercisable Options.
(16)	Includes 83,404 shares which may be acquired by Mr. Gray pursuant to Presently Exercisable Options.
(17)	Includes 108,333 shares which may be acquired by Mr. Nightingale pursuant to Presently Exercisable Options.
(18)	Mr. McLennan’s employment with the Company ceased on June 11, 2012.
(19)	Mr. Riley’s employment with the Company ceased on July 3, 2012.
(20)	Includes 520,901 shares which may be acquired pursuant to Presently Exercisable Options.

Equity Compensation Plan Information as of July 31, 2012

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2012:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,130,713	$7.77	4,967,205	(1)
Equity compensation plans not approved by security holders	556,650	$9.88	—

Total	2,687,363	$8.20	4,967,205

(1)	Includes approximately 222,000 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

In March 2002, the Board of Directors adopted the 2002 Plan, which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company’s or its subsidiaries’ employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

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

In fiscal 2012, there were no related-party transactions involving the Company and a related person.

Independence of Members of the Board

The Board has determined that each of Virginia G. Breen, Jeffrey J. Fenton, Francis J. Jules, Edward E. Lucente, Michael J. Mardy, Joseph M. O’Donnell and Jeffrey S. Wald, constituting all of the Directors of the Company, satisfies the criteria for being an “independent director” under the standards of Nasdaq and has no material relationship with the Company other than by virtue of service on the Board.

ITEM 14.—	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Company by KPMG LLP for professional services rendered for the fiscal years ended July 31, 2012 and 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees
Audit Fees(1)	4,522,230	2,056,212
Audit-Related Fees(2)	92,522	60,722
Tax Fees(3)	373,631	300,151
All Other Fees(4)	2,163	70,840

Total Fees	4,990,546	2,487,925

(1)	Audit fees for fiscal 2012 and fiscal 2011 consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-related fees for fiscal 2012 and fiscal 2011 consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”
(3)	Tax fees for fiscal 2012 and fiscal 2011 consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services included assistance regarding federal, state and international tax compliance, customs and duties and international tax planning.
(4)	All other fees consist of fees billed for statutory financial assistance in fiscal 2012 and due diligence assistance services in fiscal 2011.

The Audit Committee’s policy is to pre-approve all audit services to be provided by the Company’s independent registered public accounting firm or other firms, and all non-audit services to be provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During fiscal 2012 and fiscal 2011, all services rendered by KPMG LLP to the Company were pre-approved by the Audit Committee.

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

Signature	Title

/S/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

/S/ VIRGINIA G. BREEN Virginia G. Breen	Director

/S/ JEFFREY J. FENTON Jeffrey J. Fenton	Director

/S/ FRANCIS J. JULES Francis J. Jules	Director

/S/ EDWARD E. LUCENTE Edward E. Lucente	Director

/S/ MICHAEL J. MARDY Michael J. Mardy	Director

/S/ JOSEPH M. O’DONNELL Joseph M. O’Donnell	Director

/s/ Jeffrey S. Wald Jeffrey S. Wald	Director

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

3.3	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

3.4	Third Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 2, 2011 (File No. 000-23262).

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (File No. 000-23262).

4.2	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

4.3	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.4	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amendment No. 2 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.4*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001 (File No. 000-23262).

10.5*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.6*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.7*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009 (File No. 000-23262).

10.8*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.9*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.10*	Amendment No. 2 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.11*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.12*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.13*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.14*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No.000-23262).

10.15*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.16*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.17*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.18*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005 (File No. 000-23262).

10.19*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.20*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (File No. 000-23262).

10.21*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 (File No. 000-23262).

10.22*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.23*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed on November 2, 2004 (File No. 000-23262).

10.24*	Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.25*	Amendment No. 2 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.26*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 26, 2010 (File No. 000-23262).

10.27*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.28*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.29*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.30*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.31*	ModusLink Global Solutions, Inc. Third Amended and Restated Director Compensation Plan, dated as of November 23, 2011, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.32*	Employment Offer Letter from the Registrant to Joseph C. Lawler, dated August 23, 2004, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.33*	Executive Severance Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.34*	Amendment of Executive Severance Agreement, dated as of January 4, 2008, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 4, 2008 (File No. 000-23262).

10.35*	Second Amendment to Executive Severance Agreement, dated as of September 28, 2010, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 22, 2010 (File No. 000-23262).

10.36*	Separation Agreement, dated June 11, 2012, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.37*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.38*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.39*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.40*	Second Amendment to Executive Retention Agreement, dated September 28, 2010, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.41*	Third Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.42*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.43*	Changes in Compensation and Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.44*	Employment Offer Letter from ModusLink Corporation to William R. McLennan, dated February 3, 2005, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 7, 2005 (File No. 000-23262).

10.45*	Letter Agreement, dated June 5, 2008, between ModusLink Corporation and William R. McLennan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 4, 2008 (File No. 000-23262).

10.46*	Letter Agreement, dated April 3, 2007, between the Registrant and David J. Riley is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.47*	Employment Offer Letter from the Registrant to Steven G. Crane, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.48*	Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Steven G. Crane is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.49*	Form of Executive Severance Agreement between the Registrant and Steven G. Crane and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.50*	Amendment to Executive Severance Agreement between the Registrant and Steven G. Crane, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.51*	Second Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Steven G. Crane is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.52*	Amendment to Executive Severance Agreement between the Registrant and David J. Riley, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.53*	Form of Executive Severance Agreement between the Registrant, ModusLink Corporation and William R. McLennan, dated July 27, 2007, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.54*	Amendment to Executive Severance Agreement among the Registrant, ModusLink Corporation and William R. McLennan, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.55*	Separation Agreement, dated June 11, 2012, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.56*	Offer Letter, dated November 21, 2011, by and between the Registrant and Thomas Nightingale is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.57*	Executive Severance Agreement, dated December 12, 2011, by and between the Registrant and Thomas Nightingale is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.58*	Offer Letter, dated August 1, 2011, by and between the Registrant and Scott R. Crawley.

10.59*	Executive Severance Agreement, dated August 29, 2011, by and between the Registrant and Scott R. Crawley.

10.60*	First Amendment to Executive Severance Agreement, dated July 30, 2012, by and between the Registrant and Scott R. Crawley.

10.61*	Retention Bonus Letter Agreement, dated July 19, 2012, by and between the Registrant and Scott R. Crawley.

10.62*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.63*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers (other than the Chief Executive Officer)) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.64	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.65	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended April 30, 2011 (File No. 000-23262).

10.66	Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National Association is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.67	Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement, dated as of August 16, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2012 (File No. 001-35319).

10.68	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.69	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.70	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.71	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.72	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.73	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.74	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.75	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.76	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.77	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.78	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.79	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.80	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.81	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.82	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004, is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.83	Amendment to Amended and Restated Limited Liability Company Agreement of CMGI@Ventures IV, LLC, dated as of December 29, 2008, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.84	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.85	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.86	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.87*	The Registrant’s FY2012 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011 (File No. 000-23262).

10.88*	Summary of the Registrant’s FY2012 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 21, 2011 (File No.000-23262).

10.89	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.90	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.91	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.92	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.93	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.94	Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.95	Guaranty and Security Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.