Form 10-Q
period 2012-10-31
ModusLink Global Solutions Inc
filed 2013-01-11
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	October 31, 2012	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$58,355	$52,369
Available-for-sale securities	130	131
Accounts receivable, trade, net of allowance for doubtful accounts of $338 and $344, at October 31, 2012 and July 31, 2012, respectively	164,707	148,931
Inventories, net	89,793	83,990
Prepaid expenses and other current assets	10,323	10,466

Total current assets	323,308	295,887
Property and equipment, net	39,951	40,772
Investments in affiliates	11,080	10,803
Goodwill	3,058	3,058
Other intangible assets, net	2,612	2,897
Other assets	6,686	5,465

Total assets	$386,695	$358,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$93	$73
Accounts payable	141,630	110,520
Current portion of accrued restructuring	1,751	1,724
Accrued income taxes	335	—
Accrued expenses	46,074	41,753
Other current liabilities	26,542	26,778
Current liabilities of discontinued operations	1,393	1,528

Total current liabilities	217,818	182,376

Obligations under capital leases, less current installments	72	69
Other long-term liabilities	10,627	11,012
Non-current liabilities of discontinued operations	101	293
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding at October 31, 2012 and July 31, 2012	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,819,857 issued and outstanding shares at October 31, 2012; 43,926,622 issued and outstanding shares at July 31, 2012	438	439
Additional paid-in capital	7,390,375	7,390,027
Accumulated deficit	(7,247,435)	(7,236,775)
Accumulated other comprehensive income	14,699	11,441

Total stockholders’ equity	158,077	165,132

Total liabilities and stockholders’ equity	$386,695	$358,882

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended October 31,
	2012	2011 (As Restated)
Net revenue	$200,656	$205,908
Cost of revenue	181,973	180,437

Gross profit	18,683	25,471
Operating expenses:
Selling, general and administrative	25,024	22,198
Amortization of intangible assets	285	332
Restructuring, net	1,479	755

Total operating expenses	26,788	23,285

Operating income (loss)	(8,105)	2,186

Other income (expense):
Interest income	78	122
Interest expense	(99)	(90)
Other gains (losses), net	(1,319)	1,225
Equity in losses of affiliates and impairments	(310)	(427)

Total other income (expense)	(1,650)	830

Income (loss) from continuing operations before income taxes	(9,755)	3,016
Income tax expense	909	1,871

Income (loss) from continuing operations	(10,664)	1,145
Discontinued operations, net of income taxes:
Income from discontinued operations	4	—

Net income (loss)	$(10,660)	$1,145

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.24)	$0.03
Income from discontinued operations	—	—

Net income (loss)	$(0.24)	$0.03

Shares used in computing basic earnings per share:	43,589	43,315

Shares used in computing diluted earnings per share:	43,589	43,318

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2012	2011 (As Restated)
Net income (loss)	$(10,660)	$1,145

Other comprehensive income (loss):
Foreign currency translation adjustment	3,259	(2,927)
Net unrealized holding gain (loss) on securities	(1)	2

	3,258	(2,925)

Comprehensive loss	$(7,402)	$(1,780)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSID-IARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2012	2011 (As Restated)
Cash flows from operating activities of continuing operations:
Net income (loss)	$(10,660)	$1,145
Income from discontinued operations	4	—

Income (loss) from continuing operations	(10,664)	1,145
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	3,618	3,748
Amortization of intangible assets	285	332
Share-based compensation	493	882
Non-operating (gains) losses, net	1,319	(1,225)
Equity in losses of affiliates and impairments	310	427
Changes in operating assets and liabilities:
Trade accounts receivable, net	(12,585)	(42,894)
Inventories	(3,300)	(18,689)
Prepaid expenses and other current assets	(53)	315
Accounts payable, accrued restructuring and accrued expenses	31,516	57,000
Refundable and accrued income taxes, net	(4,867)	645
Other assets and liabilities	2,708	3,548

Net cash provided by operating activities of continuing operations	8,780	5,234

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(2,134)	(1,750)
Change in restricted cash	(691)	—
Investments in affiliates	(586)	(1,052)

Net cash used in investing activities of continuing operations	(3,411)	(2,802)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(31)	(29)
Proceeds from issuance of common stock	—	29
Repurchase of common stock	(147)	(173)

Net cash used in financing activities of continuing operations	(178)	(173)

Cash flows from discontinued operations:
Operating cash flows	(312)	(386)

Net cash used in discontinued operations	(312)	(386)

Net effect of exchange rate changes on cash and cash equivalents	1,107	(1,572)

Net increase in cash and cash equivalents	5,986	301
Cash and cash equivalents at beginning of period	52,369	111,225

Cash and cash equivalents at end of period	$58,355	$111,526

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

The Company had fiscal 2012 revenue of approximately $739.9 million. The Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2012, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2013. The results for the three months ended October 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended October 31, 2012, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

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

Several principal adjustments were made to historic financial statements as a result of the restatement. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as “accrued pricing liabilities”), which decreased working capital in the period. The Company believes that it may not ultimately be required to pay the accrued pricing liabilities, due in part to the nature of the interactions with its clients. When, and to the extent that, the Company is able to conclude that the accrued pricing liabilities have been extinguished for less than the amounts accrued, the Company will record the difference as other income. In the course of its business with certain clients, the Company has received releases of claims from such clients which have resulted in the Company concluding that the accrued pricing liabilities for those clients have been extinguished. For the three months ended October 31, 2012 and 2011, no accrued pricing liabilities were extinguished. The remaining accrued pricing liabilities at October 31, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In addition to the errors described above, the restated financial statements also include other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements (the “other adjustments”). The previously unrecorded audit adjustments are being recorded as part of the restatement process although none of these adjustments is individually material.

In the tables below, the column labeled “Restatement Pricing Adjustments” sets forth the pricing adjustments and the column labeled “Restatement Other Adjustments” sets forth the other adjustments.

The restatement adjustments decreased revenues by $0.2 million, decreased net income by $24 thousand, and did not change basic and diluted earnings per share, which remained at $0.03 for the three months ended October 31, 2011.

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations for the three months ended October 31, 2011 are as follows:

	Three months ended
	October 31, 2011 (Unaudited)
	As	Restatement	Restatement
	Previously	Pricing	Other	As
	Reported	Adjustments	Adjustments	Restated
Net revenue	$206,151	(417)	174	$205,908
Cost of revenue	180,658	—	(221)	180,437

Gross profit	25,493	(417)	395	25,471

Operating expenses:
Selling, general and administrative	22,198	—	—	22,198
Amortization of intangible assets	332	—	—	332
Impairment of goodwill and long-lived assets	—	—	—	—
Restructuring, net	755	—	—	755

Total operating expenses	23,285	—	—	23,285

Operating income (loss)	2,208	(417)	395	2,186

Other income (expense):
Interest income	122	—	—	122
Interest expense	(88)	—	(2)	(90)
Other gains	1,225	—	—	1,225
Equity in losses of affiliates and impairments	(427)	—	—	(427)

	832	—	(2)	830

Income (loss) from continuing operations before income taxes	3,040	(417)	393	3,016
Income tax expense	1,871	—	—	1,871

Income (loss) from continuing operations	1,169	(417)	393	1,145
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$1,169	$(417)	$393	$1,145

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.01)	$0.01	$0.03
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	$0.03	$(0.01)	$0.01	$0.03
Shares used in computing basic loss per share:	43,315	—	—	43,315

Shares used in computing diluted loss per share:	43,318	—	—	43,318

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statement of cash flows for the three months ended October 31, 2011 are as follows:

	Three months ended
	October 31, 2011 (Unaudited)
	As	Restatement	Restatement
	Previously	Pricing	Other	As
	Reported	Adjustments	Adjustments	Restated
Cash flows from operating activities of continuing operations:
Net income	$1,169	$(417)	$393	$1,145
Adjustments to reconcile net income to net cash provided by continuing operations:
Depreciation	3,735	—	13	3,748
Amortization of intangible assets	332	—	—	332
Share-based compensation	882	—	—	882
Non-operating gains, net	(1,225)	—	—	(1,225)
Equity in losses of affiliates and impairments	427	—	—	427
Changes in operating assets and liabilities:
Trade accounts receivable, net	(42,894)	—	—	(42,894)
Inventories	(18,470)	—	(219)	(18,689)
Prepaid expenses and other current assets	315	—	—	315
Accounts payable, accrued restructuring and accrued expenses	57,000	—	—	57,000
Refundable and accrued income taxes, net	645	—	—	645
Other assets and liabilities	3,304	417	(173)	3,548

Net cash provided by operating activities of continuing operations	5,220	—	14	5,234

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(1,750)	—	—	(1,750)
Investments in affiliates	(1,052)	—	—	(1,052)

Net cash used in investing activities of continuing operations	(2,802)	—	—	(2,802)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(15)	—	(14)	(29)
Proceeds from issuance of common stock	29	—	—	29
Repurchase of common stock	(173)	—	—	(173)

Net cash used in financing activities of continuing operations	(159)	—	(14)	(173)

Cash flows from discontinued operations:
Operating cash flows	(386)	—	—	(386)

Net cash used in discontinued operations	(386)	—	—	(386)

Net effect of exchange rate changes on cash and cash equivalents	(1,572)	—	—	(1,572)

Net increase in cash and cash equivalents	301	—	—	301
Cash and cash equivalents at beginning of year	111,225	—	—	111,225

Cash and cash equivalents at end of year	$111,526	$—	$—	$111,526

(4) RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that have a significant impact on our results of operations, financial position or cash flows.

(5) GOODWILL

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

The Company’s remaining goodwill of $3.1 million as of October 31, 2012 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three months ended October 31, 2012.

The carrying amount of goodwill allocated to the Company’s reportable segments is as follows:

	Americas	Asia	Europe	TFL	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2012
Goodwill	$94,477	$73,948	$30,108	$16,299	$5,857	$220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

Balance as of October 31, 2012
Goodwill	94,477	73,948	30,108	16,299	5,857	220,689
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(16,299)	(2,799)	(217,631)

	$—	$—	$—	$—	$3,058	$3,058

(6) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three months ended October 31, 2012 and 2011, which was allocated as follows:

	Three Months Ended October 31,
	2012	2011
Cost of revenue	$50	$96
Selling, general and administrative	443	786

	$493	$882

During the three months ended October 31, 2012, the Company did not grant any stock options or nonvested shares. As of October 31, 2012, unrecognized share-based compensation related to stock options was approximately $1.7 million. This expense is expected to be recognized over a weighted average period of 1.8 years. As of October 31, 2012, there was approximately $0.5 million of unrecognized share-based compensation related to nonvested stock to be recognized over a weighted average period of 1.3 years.

(7) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended October 31,
	2012	2011
Foreign currency exchange gain (losses)	$(1,026)	$1,197
Gain (loss) on disposal of assets	(4)	25
Other, net	(289)	3

	$(1,319)	$1,225

The Company recorded foreign exchange losses of approximately $1.0 million during the three months ended October 31, 2012. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.3 million and $0.5 million in Europe and Asia, respectively, offset by realized and unrealized gains of approximately $0.8 million in the Americas.

The Company recorded foreign exchange gains of approximately $1.2 million during the three months ended October 31, 2011. These net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.1 million, $0.3 million and $0.8 million in the Americas, Asia and Europe, respectively.

(8) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	October 31, 2012	July 31, 2012
	(In thousands)
Accrued pricing liabilities	$20,530	$20,397
Other	6,012	6,381

	$26,542	$26,778

As of October 31, 2012 and July 31, 2012, the Company recorded accrued pricing liabilities of approximately $20.5 million and $20.4 million, respectively. These liabilities related to the equivalent reduction of revenue where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract. The remaining accrued pricing liabilities at October 31, 2012 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(9) RESTRUCTURING, NET

The following table summarizes the activity in the restructuring accrual for the three and nine months ended October 31, 2012:

	Employee Related Expenses	Contractual Obligations	Asset Impairments	Total
	(in thousands)
Accrued restructuring balance at July 31, 2012	$626	$1,098	$—	$1,724

Restructuring charges	1,492	—	—	1,492
Restructuring adjustments	32	(45)	—	(13)
Cash paid	(1,148)	(309)	—	(1,457)
Non-cash adjustments	15	(10)	—	5

Accrued restructuring balance at October 31, 2012	$1,017	$734	$—	$1,751

It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2013. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by April 2013.

The net restructuring charges for the three months ended October 31, 2012 and 2011 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2012	2011
Cost of revenue	$769	$427
Selling, general and administrative	710	328

	$1,479	$755

The $1.5 million restructuring charge recorded during the three months ended October 31, 2012 primarily consisted of approximately $0.3 million, $0.7 million, and $0.5 million of employee-related costs in Americas, Asia, and Europe, respectively, related to the workforce reduction of 62 employees in our global supply chain operations.

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

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three months ended October 31, 2012:

	Americas	Asia	Europe	TFL	All Other	Corporate-level Activity	Consolidated Total
	(in thousands)
Accrued restructuring balance at July 31, 2012	$1,086	$—	$51	$244	$343	$—	$1,724

Restructuring charges	306	664	486	9	27	—	1,492
Restructuring adjustments	20	—	(32)	—	(1)	—	(13)
Cash paid	(400)	(474)	(343)	(157)	(83)	—	(1,457)
Non-cash adjustments	—	—	5	—	—	—	5

Accrued restructuring balance at October 31, 2012	$1,012	$190	$167	$96	$286	$—	$1,751

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended October 31,
	2012	2011 (As Restated)
Net revenue:
Americas	$63,909	$69,511
Asia	56,375	60,739
Europe	68,930	57,605
TFL	3,605	8,079
All other	7,837	9,974

	$200,656	$205,908

Operating income (loss):
Americas	$(2,036)	$(120)
Asia	7,174	9,292
Europe	(3,829)	(1,688)
TFL	(832)	(1,395)
All other	405	856

Total Segment operating income	882	6,945
Corporate-level activity	(8,987)	(4,759)

Total operating income (loss)	$(8,105)	$2,186

Adjusted operating income:
Americas	$(604)	$1,326
Asia	9,026	10,965
Europe	(1,999)	(296)
TFL	(816)	(1,315)
All other	848	1,343

Total Segment Adjusted operating income	6,455	12,023
Corporate-level activity	(8,685)	(4,120)

Total Adjusted operating income (loss)	$(2,230)	$7,903

Adjusted operating income (loss)	$(2,230)	$7,903
Adjustments:
Depreciation	(3,618)	(3,748)
Amortization of intangible assets	(285)	(332)
Share-based compensation	(493)	(882)
Restructuring, net	(1,479)	(755)

Operating income (loss)	$(8,105)	$2,186
Other income (expense), net	(1,650)	830
Income tax expense	(909)	(1,871)
Income from discontinued operations	4	—

Net income (loss)	$(10,660)	$1,145

	October 31, 2012	July 31, 2012
	(in thousands)
Total assets of continuing operations:
Americas	$114,646	$101,931
Asia	114,408	111,660
Europe	116,999	105,472
TFL	1,155	2,750
All other	24,782	20,758

Sub-total	371,990	342,571
Corporate-level activity	14,705	16,311

	$386,695	$358,882

As of October 31, 2012, approximately 60%, 17% and 23% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2012, approximately 63%, 18% and 19%, of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of October 31, 2012, approximately, $9.1 million, $5.1 million, $3.3 million, $2.2 million, and $2.7 million of the Company’s long-lived assets were located in Singapore, Ireland, China, the Netherlands, and the Czech Republic, respectively. As of July 31, 2012, approximately, $9.2 million, $4.8 million, $3.3 million, $2.3 million and $3.4 million of the Company’s long-lived assets were located in Singapore, Ireland, China, the Netherlands, and the Czech Republic, respectively.

During the three months ended October 31, 2012, the Company generated revenue of approximately $38.4 million and $22.5 million in China and the Netherlands, respectively. During the three months ended October 31, 2011, the Company generated revenue of approximately $41.2 million and $32.4 million in China and the Netherlands, respectively.

(11) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share” and ASC Topic 260-10, formerly FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under ASC Topic 260-10, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. All of the Company’s nonvested shares are considered participating securities because they contain non-forfeitable rights to dividends. However, holders of nonvested shares do not have an obligation to fund losses, and therefore, are only allocated a portion of the earnings for the earnings per share calculation when the Company reports net income.

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three and nine months ended October 31, 2012 and 2011.

	Three Months Ended October 31,
	2012	2011 (As Restated)
BASIC
Income (loss) from continuing operations	$(10,664)	$1,145
Income (loss) from discontinued operations	4	—

Net income (loss)	$(10,660)	$1,145
Less net income allocable to participating restricted stock	—	(10)

Net income (loss) available for basic common shares	(10,660)	1,135

Weighted average common shares outstanding	43,589	43,315

Basic net income (loss) per common share from continuing operations	$(0.24)	$0.03
Basic net income (loss) per common share from discontinued operations	—	—

Basic net income (loss) per common share	(0.24)	$0.03

DILUTED
Income (loss) from continuing operations	$(10,664)	$1,145
Income (loss) from discontinued operations	4	—

Net income (loss)	$(10,660)	$1,145
Less net income allocable to participating restricted stock	—	(10)

Net income (loss) available for diluted common shares	(10,660)	1,135

Weighted average common shares outstanding	43,589	43,315
Weighted average common equivalent shares arising from: dilutive stock options	—	3

Weighted average number of common and potential common shares	43,589	43,318

Diluted net income (loss) per common share from continuing operations	$(0.24)	$0.03
Diluted net income (loss) per common share from discontinued operations	—	—

Diluted net income (loss) per common share	$(0.24)	$0.03

For the three months ended October 31, 2012 and 2011, approximately 2.2 million and 2.4 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(12) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	October 31, 2012	July 31, 2012
	(in thousands)
Cumulative foreign currency translation adjustment	$15,961	$12,702
Pension adjustments	(1,235)	(1,235)
Net unrealized holding losses on securities	(27)	(26)

Accumulated other comprehensive income	$14,699	$11,441

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

Inventories consisted of the following:

	October 31, 2012	July 31, 2012
	(in thousands)
Raw materials	$62,172	$56,198
Work-in-process	1,601	2,154
Finished goods	26,020	25,638

	$89,793	$83,990

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

(15) INCOME TAXES

For the three months ended October 31, 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions. The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of October 31, 2012 and July 31, 2012, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.4 million and $1.3 million, respectively.

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statement of Operations. As of October 31, 2012 and July 31, 2012, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $86 thousand and $78 thousand respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company expects that approximately $0.6 million of unrecognized tax benefits will reverse in the next twelve months due to expiration of statute of limitations. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2009 through July 31, 2012. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2012 tax years remain subject to examination in most locations, while the Company’s 2002 through 2012 tax years remain subject to examination in most Asia locations.

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

During the three months ended October 31, 2012 and 2011, approximately $0.6 million and $1.1 million, respectively was invested by @Ventures in privately held companies. At October 31, 2012 and July 31, 2012, the Company’s carrying value of investments in privately held companies was approximately $11.1 million and $10.8 million, respectively. No impairment charges were recorded during the three months ended October 31, 2012. During the three months ended October 31, 2011, the Company recorded $18 thousand of impairment charges related to certain investments in the @Ventures portfolio of companies. During the three months ended October 31, 2012 and October 31, 2011, @Ventures did not receive any distributions from its investments.

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

(17) SUBSEQUENT EVENTS

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

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC on January 11, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Restatement of Previously Issued Financial Statements

As previously reported in the Company’s Current Report on Form 8-K dated June 9, 2012, the Audit Committee, in consultation with management and the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal years ended July 31, 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, should no longer be relied upon. Accordingly, the Company’s consolidated financial statements for the fiscal years ended July 31, 2011, 2010 and 2009 have been restated. The restatement adjustments reduced revenue and established a liability for the portion of vendor rebates and cost mark-ups that had not been aligned consistently with client contracts. In addition, the restated financial statements also include other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements. The previously unrecorded audit adjustments were recorded as part of the restatement process although none of these adjustments was individually material. These restatement adjustments, when combined with the other adjustments, decreased revenues by $0.2 million, decreased net income by $24 thousand, and did not change basic and diluted earnings per share, which remained at $0.03 for the three months ended October 31, 2011. For details on the effects of the restatement and other adjustments on certain line items within our previously reported condensed consolidated financial statements for the quarter ended October 31, 2011, please refer to Note 3, Restatement of Previously Issued Financial Statements.

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

Our focus during fiscal year 2013 remains consistent with the continued execution against our long-term strategic plan, and the implementation of the following initiatives which are designed to achieve our long-term goals:

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

Increase the value delivered to clients through service expansion. During fiscal year 2013, we have continued to focus on further developing our e-Business, repair services and certain other offerings, which we believe will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect that these services will enhance our gross margins and drive profitability. Furthermore, we believe that the addition of new services to existing clients will strengthen our relationship with clients, and further integrate us with their businesses.

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

For the three months ended October 31, 2012, the Company reported net revenue of $200.7 million, operating loss of $8.1 million, loss from continuing operations before income taxes of $9.8 million, net loss of $10.7 million and a gross margin percentage of 9.3%. We currently conduct business in many countries including the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, India, and Mexico, in addition to our United States operations. At October 31, 2012, we had cash and cash equivalents and available-for-sale securities of $58.5 million, and working capital of $105.5 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the three months ended October 31, 2012, our gross margin percentage was 9.3%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients or to our clients’ end markets to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2012, sales to Hewlett-Packard accounted for approximately 28% of our consolidated net revenue. For the three months ended October 31, 2011, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 33% and 11%, respectively, of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

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

Results of Operations

Three months ended October 31, 2012 compared to the three months ended October 31, 2011

Net Revenue:

	Three Months Ended October 31, 2012	As a % of Total Net Revenue	Three Months Ended October 31, 2011 (As Restated)	As a % of Total Net Revenue	$ Change	% Change
	(in thousands)
Americas	$63,909	31.8%	$69,511	33.8%	$(5,602)	(8.1)%
Asia	56,375	28.1%	60,739	29.5%	(4,364)	(7.2)%
Europe	68,930	34.4%	57,605	28.0%	11,325	19.7%
TFL	3,605	1.8%	8,079	3.9%	(4,474)	(55.4)%
All other	7,837	3.9%	9,974	4.8%	(2,137)	(21.4)%

Total	$200,656	100.0%	$205,908	100.0%	$(5,252)	(2.6)%

Net revenue decreased by approximately $5.3 million during the three months ended October 31, 2012, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from certain client programs and the unfavorable impact of foreign currency translation, partially offset by an increase in new business as compared to the prior year period. Approximately $122.1 million of the net revenue for the three months ended October 31, 2012 related to the procurement and re-sale of materials on behalf of our clients as compared to $121.0 million for the three months ended October 31, 2011.

During the three months ended October 31, 2012, net revenue in the Americas region decreased by approximately $5.6 million. This decrease resulted primarily from lower order volumes from existing client programs, partially offset by new business as compared to the prior year period. Within the Asia region, the net revenue decrease of approximately $4.4 million resulted from lower order volumes from existing client programs and the unfavorable impact of foreign exchange. Within the Europe region, net revenue increased by approximately $11.3 million primarily due to higher volumes from certain client programs and new business. Net revenue for TFL and E-business decreased by approximately $4.5 million and $2.1 million, respectively, due to increased competition in the market.

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

Cost of Revenue:

	Three Months Ended October 31, 2012	As a % of Segment Net Revenue	Three Months Ended October 31, 2011 (As Restated)	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$61,841	96.8%	$65,385	94.1%	$(3,544)	(5.4)%
Asia	42,929	76.1%	45,022	74.1%	(2,093)	(4.6)%
Europe	67,257	97.6%	53,803	93.4%	13,454	25.0%
TFL	3,546	98.4%	8,379	103.7%	(4,833)	(57.7)%
All other	6,400	81.7%	7,848	78.7%	(1,448)	(18.5)%

Total	$181,973	90.7%	$180,437	87.6%	$1,536	0.9%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased by approximately $1.5 million for the three months ended October 31, 2012, as compared to the three months ended October 31, 2011. Gross margin for the first quarter of fiscal 2012 was 9.3% as compared to 12.4% in the prior year quarter. This decrease is attributable to an unfavorable geographic, product and customer mix.

For the three months ended October 31, 2012, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 3.2%, 23.9% and 2.4%, as compared to 5.9%, 25.9% and 6.6%, respectively, for the same period of the prior year. The decrease in gross margin within the Americas, Asia, and Europe regions is primarily attributable to an unfavorable product and customer mix. The increase in gross margin at TFL to 1.6% as compared to (3.7)% in the same period of the prior year is primarily due to favorable product mix and reduced labor costs.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2012	As a % of Segment Net Revenue	Three Months Ended October 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$3,742	5.9%	$3,948	5.7%	$(206)	(5.2)%
Asia	5,610	10.0%	5,930	9.8%	(320)	(5.4)%
Europe	5,046	7.3%	5,490	9.5%	(444)	(8.1)%
TFL	883	24.5%	1,048	13.0%	(165)	(15.7)%
All other	759	9.7%	1,024	10.3%	(265)	(25.9)%

Sub-total	16,040	8.0%	17,440	8.5%	(1,400)	(8.0)%
Corporate-level activity	8,984	—	4,758	—	4,226	88.8%

Total	$25,024	12.5%	$22,198	10.8%	$2,826	12.7%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2012 increased by approximately $2.8 million compared to the three-month period ended October 31, 2011, primarily as a result of a $4.1 million increase in audit, legal and other professional fees associated with the Company’s Security and Exchange Commission inquiry and financial restatement process. This increase was partially offset by a $0.9 million decrease in costs within the Company’s IT organization resulting from cost reduction activities and a $0.4 million reduction in share-based compensation expense.

Amortization of Intangible Assets:

	Three Months Ended October 31, 2012	As a % of Segment Net Revenue	Three Months Ended October 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$38	0.1%	$38	0.1%	$—	—
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
TFL	—	—	47	0.6%	(47)	(100.0)%
All other	247	3.2%	247	2.5%	—	—

Total	$285	0.1%	$332	0.2%	$(47)	(14.2)%

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS, ModusLink PTS and TFL. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Restructuring, net:

	Three Months Ended October 31, 2012	As a % of Segment Net Revenue	Three Months Ended October 31, 2011	As a % of Segment Net Revenue	$ Change	% Change
	(in thousands)
Americas	$326	0.5%	$260	0.4%	$66	25.4%
Asia	664	1.2%	495	0.8%	169	34.1%
Europe	454	0.7%	—	—	454	—
TFL	9	0.2%	—	—	9	—
All other	26	0.3%	—	—	26	—

Sub-total	$1,479	0.7%	$755	0.4%	724	95.9%
Corporate-level activity	—	—	—	—	—	—

Total	$1,479	0.7%	$755	0.4%	$724	95.9%

The $1.5 million restructuring charge recorded during the three months ended October 31, 2012 primarily consisted of approximately $0.3 million, $0.7 million, and $0.5 million of employee-related costs in Americas, Asia, and Europe, respectively, related to the workforce reduction of 62 employees in our global supply chain operations.

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

Interest Income/Expense:

During the three months ended October 31, 2012 and 2011, interest income was $0.1 million in each period.

During the three months ended October 31, 2012 and 2011, interest expense totaled approximately $0.1 million for both periods. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

The Company recorded foreign exchange losses of approximately $1.0 million during the three months ended October 31, 2012. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.3 million and $0.5 million in Europe and Asia, respectively, offset by realized and unrealized gains of approximately $0.8 million in the Americas.

The Company recorded foreign exchange gains of approximately $1.2 million during the three months ended October 31, 2011. These net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.1 million, $0.3 million and $0.8 million in the Americas, Asia and Europe, respectively.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.3 million and $0.4 million for the three months ended October 31, 2012 and 2011, respectively. During the three months ended October 31, 2011, the Company recorded $18 thousand of impairment charges related to certain investments in the @Ventures portfolio of companies. During the three months ended October 31, 2012 and October 31, 2011, @Ventures did not receive any distributions from its investments.

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

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $11.1 million of investments in affiliates at October 31, 2012 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.1 million to $2.2 million.

Income Tax Expense:

During the three months ended October 31, 2012, the Company recorded income tax expense of approximately $0.9 million, as compared to income tax expense of $1.9 million for same period in the prior fiscal year. For the three months ended October 31, 2012 and 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of October 31, 2012, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $58.4 million.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all of the domestic assets of the Company. As of October 31, 2012, the calculated borrowing base was $36.0 million. The Credit Facility terminates on October 31, 2015. Interest on the Credit Facility is based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility includes one restrictive financial covenant, which is minimum EBITDA, and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Company did not have any outstanding indebtedness related to the Credit Facility as of October 31, 2012. The Company’s working capital at October 31, 2012 was approximately $105.5 million.

Cash provided by operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities of continuing operations was $8.8 million and $5.2 million for the three months ended October 31, 2012 and 2011, respectively. The $3.6 million increase in cash provided by operating activities of continuing operations for the three months ended October 31, 2012 compared with the same period in the prior year was due to a $13.5 million increase in cash resulting from changes in operating assets and liabilities, partially offset by a $9.9 million decrease in income from continuing operations as adjusted for non-cash items. During the three months ended October 31, 2012, non-cash items included depreciation expense of $3.6 million, share-based compensation of $0.5 million, amortization of intangible assets of $0.3 million, non-operating losses, net, of $1.3 million, and equity in losses of affiliates and impairments of $0.3 million. The increase in accounts receivable, inventory and accounts payable is due to seasonal demands of clients. The increase in accounts payable is due to the seasonal demands of clients and expenses incurred as a result of the Company’s Securities and Exchange Commission inquiry and financial restatement process.

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

Investing activities of continuing operations used cash of $3.4 million and $2.8 million during the three months ended October 31, 2012 and 2011, respectively. The $3.4 million of cash used in investing activities during the three months ended October 31, 2012 resulted primarily from $2.1 million in capital expenditures, $0.7 million of restricted cash used as collateral for borrowing obligations and $0.6 million of investments in affiliates. The $2.8 million of cash used in investing activities during the three months ended October 31, 2011 resulted primarily from $1.7 million in capital expenditures and $1.1 million of investments in affiliates. As of October 31, 2012, the Company had a carrying value of $11.1 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

During the quarter ended October 31, 2012, the Company restricted cash of $0.2 million to collateralize outstanding letters of credit and $0.5 million to collateralize the Company’s commercial credit card program, respectively. These restricted cash amounts are included as components of “prepaid expenses and other current assets” and “other assets”, respectively, in the accompanying condensed consolidated balance sheet as of October 31, 2012.

Financing activities of continuing operations used cash of $0.2 million during both the three months ended October 31, 2012 and 2011. The $0.2 million of cash used for financing activities of continuing operations during the three months ended October 31, 2012 primarily related to $31 thousand of capital lease repayments and $0.1 million used to repurchase the Company’s common stock. The $0.2 million of cash used for financing activities of continuing operations during the three months ended October 31, 2011 primarily related to $0.2 million of cash used to repurchase the Company’s common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used in discontinued operations totaled $0.3 million and $0.4 million for the three months ended October 31, 2012 and 2011, respectively, primarily for ongoing lease obligations

Given the Company’s cash resources as of October 31, 2012, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of October 31, 2012. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. The company’s contractual obligations and other commercial commitments did not change materially between July 31, 2012 and October 31, 2012. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.4 million as of October 31, 2012. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2012, the Company had no recorded liabilities with respect to these arrangements.

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

During the three months ended October 31, 2012, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statement of Operations. As of October 31, 2012, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At October 31, 2012, the Company had no outstanding borrowings under its Credit Facility and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of October 31, 2012, the Company did not have any outstanding foreign currency exchange contracts.

Revenues from our foreign operating segments accounted for approximately 62% of total revenues during the three months ended October 31, 2012, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2012, we recorded a foreign currency translation gain of approximately $3.3 million which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended October 31, 2012, we recorded realized and unrealized foreign currency transaction losses of approximately $1.0 million which is recorded in “Other gains (losses), net” in our condensed consolidated statement of operations.

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

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Financial Officer (who is also performing the functions of the Principal Executive Officer) of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Financial Officer (who is also performing the functions of the Principal Executive Officer) concluded that our disclosure controls and procedures were not effective as of October 31, 2012 because of the material weaknesses in internal control over financial reporting discussed below and our resulting inability to timely file this Quarterly Report on Form 10-Q.

Notwithstanding the material weaknesses discussed below, our management, based upon the substantive work performed during the financial reporting process has concluded that our condensed consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the U.S.

Plan for Remediation of the Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012, the Company identified material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of July 31, 2012:

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

The Company has implemented a new control, whereby the Company reviews and analyzes, at the Corporate level, rebates on a global basis and pricing mark-ups by customer each quarter. This improvement to the Company’s internal controls, in the short term, will allow the Company to check the accuracy of the amount of the revenue reductions attributable to rebates and mark-ups in accordance with client contractual terms. Management will adjust revenue based on its investigation of contracts, vendor invoices, rebates received, and client billings (including whether billings are in alignment with contracts related to rebates and pricing mark-ups).

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

For the income tax control material weakness, the Company has redesigned its monitoring control for uncertain tax positions and will conduct a review of uncertain tax positions with the Company’s foreign tax consultants at least on an annual basis, and quarterly, if there is an indication of a change in a tax position.

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

We expect that our remediation efforts will continue throughout fiscal year 2013. Management has not yet completed its remediation efforts and any remediation actions put in place must be effective over a period of time, fully documented and tested. Due to these material weaknesses being identified during the restatement process a full remediation plan has not been fully implemented and tested as of the end of the quarter ended October 31, 2012.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2012. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended October 31, 2012:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2012—August 31, 2012	11,213	(1)	$3.22	—	$—
September 1, 2012—September 30, 2012	—		—	—	—
October 1, 2012—October 31, 2012	30,134	(1)	$3.69	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: January 11, 2013	By:	/S/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer

EXHIBIT INDEX

10.1	Credit Agreement, dated as of October 31, 2012, by and among ModusLink Global Solutions, Inc., certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.2	Guaranty and Security Agreement, dated as of October 31, 2012, by and among ModusLink Global Solutions, Inc. and certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

31.1	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2012 and July 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended October 31, 2012 and 2011 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2012 and 2011 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.