Form 10-Q
period 2013-01-31
ModusLink Global Solutions Inc
filed 2013-03-12
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

As of March 4, 2013, there were 43,990,600 shares issued and outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	January 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$51,790	$52,369
Available-for-sale securities	14	131
Accounts receivable, trade, net of allowance for doubtful accounts of $85 and $344, at January 31, 2013 and July 31, 2012, respectively	151,573	148,931
Inventories, net	83,053	83,990
Prepaid expenses and other current assets	11,807	10,466
Current assets of discontinued operations	283	—

Total current assets	298,520	295,887
Property and equipment, net	38,193	40,772
Investments in affiliates	9,556	10,803
Goodwill	3,058	3,058
Other intangible assets, net	2,327	2,897
Other assets	6,671	5,465

Total assets	$358,325	$358,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$99	$73
Accounts payable	125,472	110,520
Current portion of accrued restructuring	4,575	1,724
Accrued expenses	40,422	41,753
Other current liabilities	27,411	26,778
Current liabilities of discontinued operations	1,471	1,528

Total current liabilities	199,450	182,376
Obligations under capital leases, less current installments	40	69
Other long-term liabilities	11,037	11,012
Non-current liabilities of discontinued operations	101	293
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at January 31, 2013 and July 31, 2012	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 43,970,878 issued and outstanding shares at January 31, 2013; 43,926,622 issued and outstanding shares at July 31, 2012	440	439
Additional paid-in capital	7,390,784	7,390,027
Accumulated deficit	(7,259,983)	(7,236,775)
Accumulated other comprehensive income	16,456	11,441

Total stockholders’ equity	147,697	165,132

Total liabilities and stockholders’ equity	$358,325	$358,882

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012 (As Restated)	2013	2012 (As Restated)
Net revenue	$203,436	$169,435	$400,487	$367,265
Cost of revenue	183,158	154,026	361,585	326,084

Gross profit	20,278	15,409	38,902	41,181

Operating expenses
Selling, general and administrative	23,721	23,181	47,862	44,330
Amortization of intangible assets	285	285	569	569
Restructuring, net	4,798	4,463	6,268	5,219

Total operating expenses	28,804	27,929	54,699	50,118

Operating loss	(8,526)	(12,520)	(15,797)	(8,937)

Other income (expense):
Interest income	88	122	166	244
Interest expense	(101)	(98)	(199)	(189)
Other gains (losses), net	(978)	825	(2,299)	2,052
Equity in losses of affiliates and impairments	(2,226)	(290)	(2,536)	(717)

Total other income (expense)	(3,217)	559	(4,868)	1,390

Loss from continuing operations before income taxes	(11,743)	(11,961)	(20,665)	(7,547)
Income tax expense	674	380	1,583	2,251

Loss from continuing operations	(12,417)	(12,341)	(22,248)	(9,798)
Discontinued operations, net of income taxes:
Loss from discontinued operations, net of gain of $709 on the disposition of TFL during the three and six months ended January 31, 2013	(133)	(535)	(960)	(1,933)

Net loss	$(12,550)	$(12,876)	$(23,208)	$(11,731)

Basic and diluted loss per share:
Loss from continuing operations	$(0.29)	$(0.29)	$(0.51)	$(0.23)
Loss from discontinued operations	—	(0.01)	(0.02)	(0.04)

Net loss	$(0.29)	$(0.30)	$(0.53)	$(0.27)

Shares used in computing basic earnings per share:	43,654	43,434	43,629	43,367

Shares used in computing diluted earnings per share:	43,654	43,434	43,629	43,367

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012 (As Restated)	2013	2012 (As Restated)
Net loss	$(12,550)	$(12,876)	$(23,208)	$(11,731)

Other comprehensive income (loss):
Foreign currency translation adjustment	1,757	(4,435)	5,016	(7,362)
Net unrealized holding gain (loss) on securities	—	(1)	(1)	1

	1,757	(4,436)	5,015	(7,361)

Comprehensive loss	$(10,793)	$(17,312)	$(18,193)	$(19,092)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended January 31,
	2013	2012 (As Restated)
Cash flows from operating activities of continuing operations:
Net loss	$(23,208)	$(11,731)
Loss from discontinued operations	(960)	(1,933)

Loss from continuing operations	(22,248)	(9,798)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	6,849	7,224
Amortization of intangible assets	569	569
Loss on the sale of available-for-sale securities	19	—
Share-based compensation	915	1,880
Non-operating (gains) losses, net	2,299	(2,052)
Equity in losses of affiliates and impairments	2,536	717
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,622	(13,825)
Inventories	2,026	(21,019)
Prepaid expenses and other current assets	(1,138)	(787)
Accounts payable, accrued restructuring and accrued expenses	12,184	29,748
Refundable and accrued income taxes, net	(2,605)	(576)
Other assets and liabilities	736	2,964

Net cash provided by (used in) operating activities of continuing operations	3,764	(4,955)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(3,570)	(4,765)
Change in restricted cash	(691)	—
Proceeds from the disposition of the TFL business, net of $81 of transaction costs	1,269	—
Proceeds from the sale of available-for-sale securities	96	—
Proceeds from the sale of equity investments in affiliates	174	8
Investments in affiliates	(1,450)	(1,052)

Net cash used in investing activities of continuing operations	(4,172)	(5,809)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(30)	(59)
Proceeds from issuance of common stock	—	61
Repurchase of common stock	(152)	(175)

Net cash used in financing activities of continuing operations	(182)	(173)

Cash flows from discontinued operations:
Operating cash flows	(1,357)	(771)
Investing cash flows	—	(184)

Net cash used in discontinued operations	(1,357)	(955)

Net effect of exchange rate changes on cash and cash equivalents	1,448	(3,715)

Net decrease in cash and cash equivalents	(499)	(15,607)
Cash and cash equivalents at beginning of period	52,369	111,225
Cash held in discontinued operations at end of period	(80)	—

Cash and cash equivalents at end of period	$51,790	$95,618

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”) and ModusLink PTS, Inc. (“ModusLink PTS”), is a leader in global supply chain business process management serving clients in markets such as consumer electronics, communications, computing, medical devices, software, luxury goods and retail. The Company designs and executes critical elements in its clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world-class technology.

The Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

(2) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2012, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2013. The results for the three and six months ended January 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

All significant intercompany transactions and balances have been eliminated in consolidation.

As discussed further in Note 5, Discontinued Operations, the Company sold substantially all of the assets of the Tech For Less LLC (“TFL”) business on January 11, 2013. The Company determined that the sale of TFL qualified for discontinued operations presentation in the accompanying condensed consolidated financial statements. Accordingly, the remaining assets and liabilities of TFL, and the results of its operations and its cash flows have been reclassified to discontinued operations in each respective financial statement.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended January 31, 2013, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed. See Note 18, Subsequent Events, for further details.

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

As previously reported in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 (the “2012 Annual Report”), the Audit Committee, in consultation with management and the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal years ended July 31, 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, should no longer be relied upon. Accordingly, the Company’s consolidated financial statements for the fiscal years ended July 31, 2011, 2010 and 2009 were restated, as filed with the SEC on January 11, 2013 as part of the Company’s 2012 Annual Report. The Company’s 2012 Annual Report also included restated condensed consolidated statements of operations for the three months ended January 31, 2012.

Several principal adjustments were made to historic financial statements as a result of the restatement. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as “accrued pricing liabilities”), which decreased working capital in the period. The Company believes that it may not ultimately be required to pay the accrued pricing liabilities, due in part to the nature of the interactions with its clients. When, and to the extent that, the Company is able to conclude that the accrued pricing liabilities have been extinguished for less than the amounts accrued, the Company will record the difference as other income. In the course of its business with certain clients, the Company has received releases of claims from such clients which have resulted in the Company concluding that the accrued pricing liabilities for those clients have been extinguished. For the three and six months ended January 31, 2013 and 2012, no accrued pricing liabilities were extinguished. The remaining accrued pricing liabilities at January 31, 2013 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In addition to the errors described above, the restated financial statements included other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements (the “other adjustments”). The previously unrecorded audit adjustments were recorded as part of the restatement process although none of these adjustments is individually material.

In the tables below, the column labeled “Restatement Pricing Adjustments” sets forth the pricing adjustments and the column labeled “Restatement Other Adjustments” sets forth the other adjustments.

The restatement adjustments decreased revenues by $0.3 million and $0.5 million, respectively, for the three and six month periods ended January, 31 2012, decreased net income by $0.3 million in both periods, and decreased basic and diluted earnings per share by $0.01 in both periods.

In the unaudited condensed consolidated statements of operations below, the “As Previously Reported” columns have been adjusted to reclassify the results of operations associated with the disposed TFL business into discontinued operations.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations for the three months ended January 31, 2012 are as follows:

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$169,699	$(496)	$232	$169,435
Cost of revenue	154,029	—	(3)	154,026

Gross profit	15,670	(496)	235	15,409

Operating expenses
Selling, general and administrative	23,181	—	—	23,181
Amortization of intangible assets	285	—	—	285
Restructuring, net	4,463	—	—	4,463

Total operating expenses	27,929	—	—	27,929

Operating income (loss)	(12,259)	(496)	235	(12,520)

Other income (expense):
Interest income	122	—	—	122
Interest expense	(96)	—	(2)	(98)
Other gains, net	825	—	—	825
Equity in losses of affiliates and impairments	(290)	—	—	(290)

Total other income (expense)	561	—	(2)	559

Income (loss) from continuing operations before income taxes	(11,698)	(496)	233	(11,961)
Income tax expense	380	—	—	380

Income (loss) from continuing operations	(12,078)	(496)	233	(12,341)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(535)	—	—	(535)

Net income (loss)	$(12,613)	$(496)	$233	$(12,876)

Basic and diluted loss per share:
Loss from continuing operations	$(0.28)	$(0.01)	$—	$(0.29)
Loss from discontinued operations	(0.01)	—	—	(0.01)

Net loss	$(0.29)	$(0.01)	$—	$(0.30)

Shares used in computing basic earnings per share:	43,434	—	—	43,434

Shares used in computing diluted earnings per share:	43,434	—	—	43,434

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statements of operations for the six months ended January 31, 2012 are as follows:

	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Net revenue	$367,772	$(913)	$406	$367,265
Cost of revenue	326,308	—	(224)	326,084

Gross profit	41,464	(913)	630	41,181

Operating expenses
Selling, general and administrative	44,330	—	—	44,330
Amortization of intangible assets	569	—	—	569
Restructuring, net	5,219	—	—	5,219

Total operating expenses	50,118	—	—	50,118

Operating income (loss)	(8,654)	(913)	630	(8,937)

Other income (expense):
Interest income	244	—	—	244
Interest expense	(185)	—	(4)	(189)
Other gains, net	2,052	—	—	2,052
Equity in losses of affiliates and impairments	(717)	—	—	(717)

Total other income (expense)	1,394	—	(4)	1,390

Income (loss) from continuing operations before income taxes	(7,260)	(913)	626	(7,547)
Income tax expense	2,251	—	—	2,251

Income (loss) from continuing operations	(9,511)	(913)	626	(9,798)
Discontinued operations, net of income taxes:
Loss from discontinued operations	(1,933)	—	—	(1,933)

Net income (loss)	$(11,444)	$(913)	$626	$(11,731)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.22)	$(0.02)	$0.01	$(0.23)
Loss from discontinued operations	(0.04)	—	—	(0.04)

Net income (loss)	$(0.26)	$(0.02)	$0.01	$(0.27)

Shares used in computing basic earnings per share:	43,367	—	—	43,367

Shares used in computing diluted earnings per share:	43,367	—	—	43,367

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of the restatement adjustments on the Company’s unaudited condensed consolidated statement of cash flows for the six months ended January 31, 2012 are as follows:

	Six Months Ended January 31, 2012 (Unaudited)
	As Previously Reported	Restatement Pricing Adjustments	Restatement Other Adjustments	As Restated
Cash flows from operating activities of continuing operations:
Net income (loss)	$(11,444)	$(913)	$626	$(11,731)
Loss from discontinued operations	(1,933)	—	—	(1,933)

Income (loss) from continuing operations	(9,511)	(913)	626	(9,798)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	7,196	—	28	7,224
Amortization of intangible assets	569	—	—	569
Share-based compensation	1,880	—	—	1,880
Non-operating (gains) losses, net	(2,052)	—	—	(2,052)
Equity in losses of affiliates and impairments	717	—	—	717
Changes in operating assets and liabilities:
Trade accounts receivable, net	(13,825)	—	—	(13,825)
Inventories	(20,800)	—	(219)	(21,019)
Prepaid expenses and other current assets	(787)	—	—	(787)
Accounts payable, accrued restructuring and accrued expenses	29,748	—	—	29,748
Refundable and accrued income taxes, net	(576)	—	—	(576)
Other assets and liabilities	2,457	913	(406)	2,964

Net cash used in operating activities of continuing operations	(4,984)	—	29	(4,955)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(4,765)	—	—	(4,765)
Proceeds from the sale of equity investments in affiliates	8	—	—	8
Investments in affiliates	(1,052)	—	—	(1,052)

Net cash used in investing activities of continuing operations	(5,809)	—	—	(5,809)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(30)	—	(29)	(59)
Proceeds from issuance of common stock	61	—	—	61
Repurchase of common stock	(175)	—	—	(175)

Net cash used in financing activities of continuing operations	(144)	—	(29)	(173)

Cash flows from discontinued operations:
Operating cash flows	(771)	—	—	(771)
Investing cash flows	(184)	—	—	(184)

Net cash used in discontinued operations	(955)	—	—	(955)

Net effect of exchange rate changes on cash and cash equivalents	(3,715)	—	—	(3,715)

Net increase in cash and cash equivalents	(15,607)	—	—	(15,607)
Cash and cash equivalents at beginning of period	111,225	—	—	111,225

Cash and cash equivalents at end of period	$95,618	$—	$—	$95,618

(4) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The Company believes adoption of this new guidance will not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(5) DISCONTINUED OPERATIONS

On January 11, 2013, the Company sold substantially all of the assets of the TFL business to Encore Holdings, LLC (“Encore”). The consideration paid by Encore for the assets was $1.6 million, which consisted of a gross purchase price of $1.9 million less certain adjustments. As of January 31, 2013, the Company has received $1.4 million of the purchase price, with the remaining $0.2 million to be received upon settlement of certain post-closing adjustments. In conjunction with the asset sale agreement, the Company entered into a transition support agreement with Encore to provide certain administrative services for a period of 90 days from the closing date of the transaction. The Company does not expect to generate significant continuing cash flows from the transition support agreement. In addition, the Company will not have significant continuing involvement in the disposed business upon completion of the transition support agreement.

The Company’s other discontinued operations relate to an ongoing lease obligation associated with a previously vacated facility. During both the three and six month periods ended January 31, 2013, the Company recorded a loss of $0.2 million associated with the net present value accretion on future lease payments. The Company recorded $0.7 million of income in both the three and six month period ended January 31, 2012 primarily due to the execution of a sublease for the vacated facility, which resulted in an adjustment to the Company’s estimated future minimum lease payments recoverable through sublease receipts.

The following table reflects the components of “Loss from discontinued operations”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)

Income (loss) from the operations of TFL	$(656)	$(1,205)	$(1,487)	$(2,603)
Gain on the disposition of the TFL business	709	—	709	—
Income (loss) from other discontinued operations	(186)	670	(182)	670

	$(133)	$(535)	$(960)	$(1,933)

(6) GOODWILL

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe, e-Business, and ModusLink PTS.

The Company’s remaining goodwill of $3.1 million as of January 31, 2013 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three months ended January 31, 2013.

The carrying amount of goodwill allocated to the Company’s reportable segments is as follows:

	Americas	Asia	Europe	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2012
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(2,799)	(201,332)

	$—	$—	$—	$3,058	$3,058

Balance as of January 31, 2013
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(2,799)	(201,332)

	$—	$—	$—	$3,058	$3,058

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(7) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three and six months ended January 31, 2013 and 2012, which was allocated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$61	$80	$111	$176
Selling, general and administrative	361	918	804	1,704

	$422	$998	$915	$1,880

During the three months ended January 31, 2013, 171,248 nonvested shares were granted to members of the Company’s Board of Directors at a fair value of $3.27 per share, as part of their fiscal year 2013 compensation. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

(8) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Foreign currency exchange gain (losses)	$(1,034)	$798	$(2,060)	$1,995
Gain (loss) on disposal of assets	(58)	80	(62)	105
Other, net	114	(53)	(177)	(48)

	$(978)	$825	$(2,299)	$2,052

The Company recorded foreign exchange losses of approximately $1.0 million during the three months ended January 31, 2013, as compared to foreign exchange gains of approximately $0.8 million during the three months ended January 31, 2012. For the three months ended January 31, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.0 million and $0.6 million in Europe and Asia, respectively, offset by realized and unrealized gains of approximately $0.6 million in the Americas. For the three months ended January 31, 2012, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.8 million and $0.4 million in Europe and Asia, respectively, offset by net losses of $0.4 million in the Americas.

The Company recorded foreign exchange losses of approximately $2.1 million during the six months ended January 31, 2013, as compared to foreign exchange gains of approximately $2.0 million during the six months ended January 31, 2012. For the six months ended January 31, 2013, these net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $2.3 million and $1.1 million in Europe and Asia, respectively, offset by realized and unrealized gains of approximately $1.3 million in the Americas. For the six months ended January 31, 2012, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $1.6 million and $0.7 million in Europe and Asia, respectively, offset by net losses of $0.3 million in the Americas.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	January 31, 2013	July 31, 2012
	(In thousands)
Accrued pricing liabilities	$20,691	$20,397
Other	6,720	6,381

	$27,411	$26,778

As of January 31, 2013 and July 31, 2012, the Company recorded accrued pricing liabilities of approximately $20.7 million and $20.4 million, respectively. These liabilities related to the equivalent reduction of revenue where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract. The remaining accrued pricing liabilities at January 31, 2013 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(10) RESTRUCTURING, NET

The following table summarizes the activity in the restructuring accrual for the three and six months ended January 31, 2013:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2012	$626	$1,098	$1,724

Restructuring charges	1,483	—	1,483
Restructuring adjustments	32	(45)	(13)
Cash paid	(991)	(309)	(1,300)
Non-cash adjustments	15	(10)	5
Restructuring charges, discontinued operations	9	—	9
Cash paid, discontinued operations	(157)	—	(157)

Accrued restructuring balance at October 31, 2012	$1,017	$734	$1,751

Restructuring charges	4,838	—	4,838
Restructuring adjustments	(34)	(6)	(40)
Cash paid	(1,587)	(313)	(1,900)
Non-cash adjustments	22	—	22
Restructuring charges, discontinued operations	34	112	146
Cash paid, discontinued operations	—	(97)	(97)
Reclassification of restructuring charges of discontinued operations	(130)	(15)	(145)

Accrued restructuring balance at January 31, 2013	$4,160	$415	$4,575

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The net restructuring charges for the three months ended January 31, 2013 and 2012 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$3,529	$3,710	$4,298	$4,139
Selling, general and administrative	1,269	753	1,970	1,080

	$4,798	$4,463	$6,268	$5,219

The $4.8 million restructuring charge recorded during the three months ended January 31, 2013 primarily consisted of approximately $1.0 million, $1.3 million, and $1.7 million of employee-related costs in Americas, Asia, and Europe, respectively, related to the workforce reduction of 140 employees in our global supply chain operations. In addition, the Company recorded $0.8 million of employee-related costs related to the workforce reduction of 15 employees in e-Business.

During the first quarter of fiscal 2013, the Company recorded restructuring charges of approximately $1.5 million, primarily consisting of $0.3 million, $0.7 million, and $0.5 million of employee-related costs in Americas, Asia, and Europe, respectively, related to the workforce reduction of 62 employees in our global supply chain operations.

During the three and six months ended January 31, 2012, the Company recorded net restructuring charges of approximately $4.5 million and $5.2 million, respectively. For the three months ended January 31, 2012, approximately $3.7 million related to a workforce reduction of 48 employees in Europe, $0.4 million related to a workforce reduction of 5 employees within the Company’s IT organization, and $0.4 million related to certain contractual obligations in connection with the restructuring of a facility in the ModusLink PTS business.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the restructuring accrual by reportable segment and the Corporate-level activity for the three and six months ended January 31, 2013:

	Americas	Asia	Europe	TFL	All Other	Corporate- level Activity	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2012	$1,086	$—	$51	$244	$343	$—	$1,724

Restructuring charges	306	664	486	—	27	—	1,483
Restructuring adjustments	20	—	(32)	—	(1)	—	(13)
Cash paid	(400)	(474)	(343)	—	(83)	—	(1,300)
Non-cash adjustments	—	—	5	—	—	—	5
Restructuring charges, discontinued operations	—	—	—	9	—	—	9
Cash paid, discontinued operations	—	—	—	(157)	—	—	(157)

Accrued restructuring balance at October 31, 2012	$1,012	$190	$167	$96	$286	$—	$1,751

Restructuring charges	1,046	1,288	1,677	—	827	—	4,838
Restructuring adjustments	(6)	(34)	—	—	—	—	(40)
Cash paid	(601)	(678)	(208)	—	(413)	—	(1,900)
Non-cash adjustments	—	(8)	30	—	—	—	22
Restructuring charges, discontinued operations	—	—	—	146	—	—	146
Cash paid, discontinued operations	—	—	—	(97)	—	—	(97)
Reclassification of restructuring charges of discontinued operations	—	—	—	(145)	—	—	(145)

Accrued restructuring balance at January 31, 2013	$1,451	$758	$1,666	$—	$700	$—	$4,575

(11) SEGMENT INFORMATION

The Company has five operating segments: Americas; Asia; Europe; e-Business; and ModusLink PTS. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has three reportable segments: Americas; Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012 (As Restated)	2013	2012 (As Restated)
	(In thousands)
Net revenue:
Americas	$67,731	$59,498	$131,641	$129,009
Asia	60,356	51,124	116,731	111,863
Europe	67,818	50,710	136,748	108,316
All Other	7,531	8,103	15,367	18,077

	$203,436	$169,435	$400,487	$367,265

Operating income (loss):
Americas	$(445)	$(3,084)	$(2,470)	$(3,204)
Asia	5,586	4,513	12,756	13,805
Europe	(3,902)	(7,177)	(7,750)	(8,865)
All Other	(954)	(79)	(536)	777

Total Segment operating income	285	(5,827)	2,000	2,513
Corporate-level activity	(8,811)	(6,693)	(17,797)	(11,450)

Total operating loss	$(8,526)	$(12,520)	$(15,797)	$(8,937)

Adjusted operating income:
Americas	$1,673	$(1,272)	$1,073	$54
Asia	7,982	5,795	17,004	16,760
Europe	(1,198)	(2,225)	(3,206)	(2,521)
All Other	289	409	1,145	1,752

Total Segment Adjusted operating income	8,746	2,707	16,016	16,045
Corporate-level activity	(8,527)	(5,970)	(17,212)	(10,090)

Total Adjusted operating income (loss)	$219	$(3,263)	$(1,196)	$5,955

Adjusted operating income (loss)	$219	$(3,263)	$(1,196)	$5,955
Adjustments:
Depreciation	(3,240)	(3,511)	(6,849)	(7,224)
Amortization of intangible assets	(285)	(285)	(569)	(569)
Share-based compensation	(422)	(998)	(915)	(1,880)
Restructuring, net	(4,798)	(4,463)	(6,268)	(5,219)

Operating loss	$(8,526)	$(12,520)	$(15,797)	$(8,937)
Other income (expense), net	(3,217)	559	(4,868)	1,390
Income tax expense	(674)	(380)	(1,583)	(2,251)
Loss from discontinued operations	(133)	(535)	(960)	(1,933)

Net loss	$(12,550)	$(12,876)	$(23,208)	$(11,731)

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	January 31, 2013	July 31, 2012
	(In thousands)
Total assets of continuing operations:
Americas	$92,334	$101,931
Asia	105,594	111,660
Europe	116,850	105,472
TFL	—	2,750
All Other	21,008	20,758

Sub-total	335,786	342,571
Corporate-level activity	22,256	16,311

	$358,042	$358,882

As of January 31, 2013, approximately 54%, 21% and 25% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2012, approximately 63%, 18% and 19%, of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of January 31, 2013, approximately, $9.2 million, $5.3 million, $4.8 million, $3.7 million, and $2.5 million of the Company’s long-lived assets were located in Singapore, Ireland, China, the Netherlands, and the Czech Republic, respectively. As of July 31, 2012, approximately, $9.2 million, $4.8 million, $3.3 million, $2.3 million and $3.4 million of the Company’s long-lived assets were located in Singapore, Ireland, China, the Netherlands, and the Czech Republic, respectively.

During the three and six months ended January 31, 2013, the Company generated revenue of approximately $44.7 million and $83.1 million, respectively, in China and $25.0 million and $47.5 million, respectively, in the Netherlands. During the three and six months ended January 31, 2012, the Company generated revenue of approximately $34.5 million and $75.7 million, respectively, in China and $26.4 million and $58.8 million, respectively, in the Netherlands.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three and six months ended January 31, 2013 and 2012.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(In thousands)
BASIC
Loss from continuing operations	$(12,417)	$(12,341)	$(22,248)	$(9,798)
Loss from discontinued operations	(133)	(535)	(960)	(1,933)

Net loss available for basic common shares	$(12,550)	$(12,876)	$(23,208)	$(11,731)

Weighted average common shares outstanding	43,654	43,434	43,629	43,367

Basic net loss per common share from continuing operations	$(0.29)	$(0.29)	$(0.51)	$(0.23)
Basic net loss per common share from discontinued operations	—	(0.01)	(0.02)	(0.04)

	$(0.29)	$(0.30)	$(0.53)	$(0.27)

DILUTED
Loss from continuing operations	$(12,417)	$(12,341)	$(22,248)	$(9,798)
Loss from discontinued operations	(133)	(535)	(960)	(1,933)

Net loss available for diluted common shares	$(12,550)	$(12,876)	$(23,208)	$(11,731)

Weighted average common shares outstanding	43,654	43,434	43,629	43,367
Weighted average common equivalent shares arising from dilutive stock options	—	—	—	—

Weighted average number of common and potential common shares	43,654	43,434	43,629	43,367

Diluted net loss per common share from continuing operations	$(0.29)	$(0.29)	$(0.51)	$(0.23)
Diluted net loss per common share from discontinued operations	—	(0.01)	(0.02)	(0.04)

	$(0.29)	$(0.30)	$(0.53)	$(0.27)

For the three and six months ended January 31, 2013, approximately 2.2 million and 2.3 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

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

Accumulated other comprehensive items consist of the following:

	January 31, 2013	July 31, 2012
	(In thousands)
Cumulative foreign currency translation adjustment	$17,718	$12,702
Pension adjustments	(1,235)	(1,235)
Net unrealized holding losses on securities	(27)	(26)

Accumulated other comprehensive income	$16,456	$11,441

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

Inventories consisted of the following:

	January 31, 2013	July 31, 2012
	(In thousands)
Raw materials	$59,062	$56,198
Work-in-process	2,022	2,154
Finished goods	21,969	25,638

	$83,053	$83,990

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

(15) CONTINGENCIES

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, following the Company’s restatement, plaintiffs filed a consolidated amended complaint in the Securities Action. The Company moved to dismiss the amended complaint on March 11, 2013.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 13, 2012, a fourth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Samuel Montini, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Case 1:12-CV-11296-DJC and on July 31, 2012, a fifth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Edward Tansey, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions. The plaintiffs are scheduled to file a consolidated amended complaint in the Derivative Actions on March 4, 2013, and the Company is to file its initial response to that complaint on April 3, 2013.

Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

On October 10, 2012, a sixth shareholder, Donald Reith, served upon the Company’s Board of Directors a demand to institute litigation and take other purportedly necessary, but unidentified, remedial measures to redress and prevent a recurrence of purported breaches of fiduciary duties on the part of the Board and unspecified corporate officers allegedly arising from the same facts and circumstances asserted in the Derivative Actions. On February 4, 2013, the Company’s Board of Directors voted unanimously to reject Mr. Reith’s demand.

(16) INCOME TAXES

For the three and six months ended January 31, 2013 and 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions. The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of January 31, 2013 and July 31, 2012, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.3 million for both periods.

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statement of Operations. As of January 31, 2013 and July 31, 2012, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $62 thousand and $78 thousand respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company expects that approximately $0.2 million of unrecognized tax benefits will reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2009 through July 31, 2012. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2012 tax years remain subject to examination in most locations, while the Company’s 2002 through 2012 tax years remain subject to examination in most Asia locations.

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

During the three and six months ended January 31, 2013, approximately $0.9 million and $1.5 million was invested by @Ventures in privately held companies, respectively. The Company invested approximately $1.1 million in privately held companies during the six months ended January 31, 2012. This investment occurred during the first quarter of fiscal year 2012 and no additional investments were made during the second quarter of fiscal year 2012. At January 31, 2013 and July 31, 2012, the Company’s carrying value of investments in privately held companies was approximately $9.6 million and $10.8 million, respectively. During the three months ended January 31, 2013, the Company recorded a $1.5 million impairment charge related to a certain investment in the @Ventures portfolio of companies. No impairment charges were recorded during the quarter ended October 31, 2012. The Company did not record material impairment charges during the three and six months ended January 31, 2012. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations.

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

(18) SUBSEQUENT EVENTS

On February 11, 2013, the Company and Steel Partners Holdings L.P. (“Steel Holdings”), an affiliate of Handy & Harman, Ltd. (“HNH”), reached an agreement regarding the sale and issuance of 7,500,000 shares of the Company’s common stock at a price of $4.00 per share, resulting in a $30.0 million investment in the Company before fees and expenses, and warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $5.00 per share (and the issuance of such shares upon exercise of such warrants) to Steel Holdings pursuant to the terms and subject to the conditions set forth in the investment agreement, dated February 11, 2013, by and between the Company and Steel Holdings. The agreement is subject to shareholder approval and other enumerated closing conditions.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

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

Restatement of Previously Issued Financial Statements

As previously reported in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 (the “2012 Annual Report”), the Audit Committee, in consultation with management and the Board of Directors, concluded that the Company’s previously issued financial statements for the fiscal years ended July 31, 2009 through 2011 and the first two quarters of fiscal year 2012, and selected unaudited financial data for fiscal years 2007 and 2008, should no longer be relied upon. Accordingly, the Company’s consolidated financial statements for the fiscal years ended July 31, 2011, 2010 and 2009 were restated, as filed with the SEC on January 11, 2013 as part of the Company’s 2012 Annual Report. The Company’s 2012 Annual Report also included restated condensed consolidated statements of operations for the three months ended January 31, 2012. The restatement adjustments reduced revenue and established a liability for the portion of vendor rebates and cost mark-ups that had not been aligned consistently with client contracts. In addition, the restated financial statements also include other adjustments to correct certain immaterial errors for previously unrecorded adjustments identified in audits of prior years’ financial statements. The previously unrecorded audit adjustments were recorded as part of the restatement process although none of these adjustments was individually material. These restatement adjustments, when combined with the other adjustments, decreased revenues by $0.3 million and $0.5 million, respectively, for the three and six month periods ended January, 31 2012, decreased net income by $0.3 million in both periods, and decreased basic and diluted earnings per share by $0.01 in both periods. For details on the effects of the restatement and other adjustments on certain line items within our previously reported condensed consolidated financial statements for the quarter ended January 31, 2012, please refer to Note 3, Restatement of Previously Issued Financial Statements, of the condensed consolidated financial statements.

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

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, amortization of intangible assets, impairment of goodwill and long-lived assets, share-based compensation, restructuring and other charges not related to our baseline operating results. See Note 11 of the accompanying notes to the condensed consolidated financial statements included in Item 1 above for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended January 31, 2013, the Company reported net revenue of $203.4 million, operating loss of $8.5 million, loss from continuing operations before income taxes of $11.7 million, net loss of $12.6 million and a gross margin percentage of 10.0%. For the six months ended January 31, 2013, the Company reported net revenue of $400.5 million, operating loss of $15.8 million, loss from continuing operations before income taxes of $20.7 million, net loss of $23.2 million and a gross margin percentage of 9.7%. We currently conduct business in many countries including the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, India, and Mexico, in addition to our United States operations. At January 31, 2013, we had cash and cash equivalents and available-for-sale securities of $51.8 million, and working capital of $99.1 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the three and six months ended January 31, 2013, our gross margin percentage was 10.0% and 9.7%. Increased

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to our clients or to our clients’ end markets to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the six months ended January 31, 2013, sales to Hewlett-Packard accounted for approximately 27.0% of our consolidated net revenue. For the six months ended January 31, 2012, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 33.0% and 10.2%, respectively, of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Basis of Presentation

The Company has five operating segments: Americas; Asia; Europe; e-Business and ModusLink PTS. The Company has three reportable segments: Americas; Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All other category. The All other category represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended January 31, 2013 compared to the three months ended January 31, 2012

Net Revenue:

	Three Months Ended January 31, 2013	As a % of Total Net Revenue	Three Months Ended January 31, 2012	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$67,731	33.3%	$59,498	35.1%	$8,233	13.8%
Asia	60,356	29.7%	51,124	30.2%	9,232	18.1%
Europe	67,818	33.3%	50,710	29.9%	17,108	33.7%
All Other	7,531	3.7%	8,103	4.8%	(572)	(7.1%)

Total	$203,436	100.0%	$169,435	100.0%	$34,001	20.1%

Net revenue increased by approximately $34.0 million during the three months ended January 31, 2013, as compared to the same period in the prior year. This increase was primarily a result of $30.5 million of revenue from new client programs (that is, programs the Company has been executing less than 12 months) and a $3.5 million net increase from higher volumes in certain existing client programs. Approximately $123.7 million of the net revenue for the three months ended January 31, 2013 related to the procurement and re-sale of materials on behalf of our clients as compared to $103.4 million for the three months ended January 31, 2012.

During the three months ended January 31, 2013, net revenue in the Americas region increased by approximately $8.2 million. This increase resulted primarily from higher order volumes from existing client programs and $2.9 million of revenue associated with a new client program. Within the Asia region, the net revenue increase of approximately $9.2 million resulted from higher order volumes from existing client programs. Within the Europe region, net revenue increased by approximately $17.1 million primarily due to certain new client programs resulting from these clients’ new product launches. Net revenue for e-Business decreased by approximately $0.6 million due to the expiration of a certain client program, partially offset by higher volumes from other clients.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cost of Revenue:

	Three Months Ended January 31, 2013	As a % of Segment Net Revenue	Three Months Ended January 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$63,545	93.8%	$58,397	98.1%	$5,148	8.8%
Asia	47,784	79.2%	39,977	78.2%	7,807	19.5%
Europe	65,052	95.9%	48,687	96.0%	16,365	33.6%
All Other	6,777	90.0%	6,965	86.0%	(188)	(2.7%)

Total	$183,158	90.0%	$154,026	90.9%	$29,132	18.9%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased by approximately $29.1 million for the three months ended January 31, 2013, as compared to the three months ended January 31, 2012. Gross margin for the first quarter of fiscal 2013 was 10.0% as compared to 9.1% in the prior year quarter. This increase is attributable to a favorable geographic, product and customer mix and favorable impact of the Company’s cost reduction activities.

For the three months ended January 31, 2013, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 6.2%, 20.8% and 4.1%, as compared to 1.9%, 21.8% and 4.0%, respectively, for the same period of the prior year. The increase in gross margin within the Americas regions is primarily attributable to a favorable product and customer mix. The decrease in gross margin within the Asia region is primarily attributable to a pricing decrease associated with a certain client program. Gross margins in the Europe region were essentially unchanged as compared to the year-ago period.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2013	As a % of Segment Net Revenue	Three Months Ended January 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3,554	5.2%	$3,654	6.1%	$(100)	(2.7%)
Asia	5,733	9.5%	6,469	12.7%	(736)	(11.4%)
Europe	4,989	7.4%	5,414	10.7%	(425)	(7.9%)
All Other	635	8.4%	951	11.7%	(316)	(33.2%)

Sub-total	14,911	7.3%	16,488	9.7%	(1,577)	(9.6%)
Corporate-level activity	8,810	—	6,693	—	2,117	31.6%

Total	$23,721	11.7%	$23,181	13.7%	$540	2.3%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended January 31, 2013 increased by approximately $0.5 million compared to the three-month period ended January 31, 2012, primarily as a result of a $1.5 million increase in audit, legal and other professional fees associated with the Company’s Security and Exchange Commission inquiry and financial restatement process. This increase was partially offset by a $0.5 million decrease in marketing costs and a $0.6 million reduction in share-based compensation expense.

Amortization of Intangible Assets:

	Three Months Ended January 31, 2013	As a % of Segment Net Revenue	Three Months Ended January 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$38	0.1%	$38	0.1%	$—	—
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
All Other	247	3.3%	247	3.0%	—	—

Total	$285	0.1%	$285	0.2%	$—	—

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring, net:

	Three Months Ended January 31, 2013	As a % of Segment Net Revenue	Three Months Ended January 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,040	1.5%	$488	0.8%	$552	113.1%
Asia	1,254	2.1%	181	0.4%	1,073	592.8%
Europe	1,677	2.5%	3,776	7.4%	(2,099)	(55.6%)
All Other	827	11.0%	18	0.2%	809	4494.4%

Sub-total	4,798	2.4%	4,463	2.6%	335	7.5%
Corporate-level activity	—	—	—	—	—	—

Total	$4,798	2.4%	$4,463	2.6%	$335	7.5%

The $4.8 million restructuring charge recorded during the three months ended January 31, 2013 primarily consisted of approximately $1.0 million, $1.3 million, and $1.7 million of employee-related costs in Americas, Asia, and Europe, respectively, related to the workforce reduction of 140 employees in our global supply chain operations. In addition, the Company recorded $0.8 million of employee-related costs related to the workforce reduction of 15 employees in e-Business.

The $4.5 million restructuring charge recorded during the three months ended January 31, 2012 consisted of approximately $3.7 million related to the workforce reduction of 48 employees in Europe and $0.4 million for the workforce reduction of 5 employees within the Company’s IT organization. In addition, the Company recorded $0.4 million of restructuring charges related to certain contractual obligations in connection with the restructuring of a facility in the ModusLink PTS business.

Interest Income/Expense:

During the three months ended January 31, 2013 and 2012, interest income was $0.1 million in each period.

During the three months ended January 31, 2013 and 2012, interest expense totaled approximately $0.1 million for both periods. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other losses, net, were $1.0 million for the three months ended January 31, 2013. The Company recorded foreign exchange losses of approximately $1.0 million during the three months ended January 31, 2013. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.0 million and $0.6 million in Europe and Asia, respectively, offset by realized and unrealized gains of approximately $0.6 million in the Americas.

Other gains, net, were $0.8 million for the three months ended January 31, 2012. The Company recorded foreign exchange gains of approximately $0.8 million during the three months ended January 31, 2012. These net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.8 million and $0.4 million in Europe and Asia, respectively, offset by net losses of $0.4 million in the Americas.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $2.2 million and $0.3 million for the three months ended January 31, 2013 and 2012, respectively. During the three months ended January 31, 2013, the Company recorded a $1.5 million of impairment charge related to a certain investments in the @Ventures portfolio of companies.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $9.6 million of investments in affiliates at January 31, 2013 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.0 million to $1.9 million.

Income Tax Expense:

During the three months ended January 31, 2013, the Company recorded income tax expense of approximately $0.7 million, as compared to income tax expense of $0.4 million for same period in the prior fiscal year. For the three months ended January 31, 2013 and 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the three months ended January 31, 2013, the Company recorded loss from discontinued operations of $0.1 million, as compared to a loss of $0.5 million for the same period in the prior fiscal year. The decrease in this loss of $0.4 million is attributable to $0.7 million of gain on the disposition of the TFL business and an increase of $0.6 million in TFL’s operating results, partially offset by a decline in income from other discontinued operations of $0.9 million. The decline in income from other discontinued operations was the result of the execution of a sublease of the Company’s previously vacated facility, which resulted in an adjustment to the Company’s estimate of future minimum lease payments recoverable through sublease receipts during the prior year period.

Results of Operations

Six months ended January 31, 2013 compared to the six months ended January 31, 2012

Net Revenue:

	Six Months Ended January 31, 2013	As a % of Total Net Revenue	Six Months Ended January 31, 2012	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$131,641	32.9%	$129,009	35.1%	$2,632	2.0%
Asia	116,731	29.1%	111,863	30.5%	4,868	4.4%
Europe	136,748	34.2%	108,316	29.5%	28,432	26.2%
All Other	15,367	3.8%	18,077	4.9%	(2,710)	(15.0%)

Total	$400,487	100.0%	$367,265	100.0%	$33,222	9.0%

Net revenue increased by approximately $33.2 million during the six months ended January 31, 2013, as compared to the same period in the prior year. This increase was primarily a result of $55.0 million of revenue from new client programs, partially offset by lower volumes from certain other client programs. Approximately $245.7 million of the net revenue for the six months ended January 31, 2013 related to the procurement and re-sale of materials on behalf of our clients as compared to $224.4 million for the six months ended January 31, 2012.

During the six months ended January 31, 2013, net revenue in the Americas region increased by approximately $2.6 million. This increase resulted primarily from $2.9 million of revenue associated with a new client program, partially offset by lower order volumes from existing client programs during the first quarter of fiscal year 2013. Within the Asia region, the net revenue increase of

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $4.9 million resulted from higher order volumes from existing client programs. Within the Europe region, net revenue increased by approximately $28.4 million primarily due to certain new client programs resulting from these client’s new product launches. Net revenue for e-Business decreased by approximately $2.7 million due to the expiration of certain client programs, partially offset by higher volumes from other clients.

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

Cost of Revenue:

	Six Months Ended January 31, 2013	As a % of Segment Net Revenue	Six Months Ended January 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$125,386	95.2%	$123,784	95.9%	$1,602	1.3%
Asia	90,715	77.7%	85,000	76.0%	5,715	6.7%
Europe	132,306	96.8%	102,485	94.6%	29,821	29.1%
All Other	13,178	85.8%	14,815	82.0%	(1,637)	(11.0%)

Total	$361,585	90.3%	$326,084	88.8%	$35,501	10.9%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased by approximately $35.5 million for the six months ended January 31, 2013, as compared to the six months ended January 31, 2012. Gross margin for the first six months of fiscal 2013 was 9.7% as compared to 11.2% in the prior year comparable period. This decrease is attributable to a unfavorable geographic, product and customer mix.

For the six months ended January 31, 2013, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 4.8%, 22.3% and 3.2%, as compared to 4.1%, 24.0% and 5.4%, respectively, for the same period of the prior year. The decrease in gross margin within the Asia and Europe regions is primarily attributable to an unfavorable product and customer mix.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly China, matures.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2013	As a % of Segment Net Revenue	Six Months Ended January 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$7,284	5.5%	$7,577	5.9%	$(293)	(3.9%)
Asia	11,344	9.7%	12,537	11.2%	(1,193)	(9.5%)
Europe	10,058	7.4%	10,864	10.0%	(806)	(7.4%)
All Other	1,381	9.0%	1,903	10.5%	(522)	(27.4%)

Sub-total	30,067	7.5%	32,881	9.0%	(2,814)	(8.6%)
Corporate-level activity	17,795	—	11,449	—	6,346	55.4%

Total	$47,862	12.0%	$44,330	12.1%	$3,532	8.0%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the six months ended January 31, 2013 increased by approximately $3.5 million compared to the six-month period ended January 31, 2012, primarily as a result of a $6.1 million increase in audit, legal and other professional fees associated with the Company’s Security and Exchange Commission inquiry and financial restatement process and $0.9 million related to one-time compensation costs. These increases were partially offset by a $1.8 million decrease in costs within the Company’s IT organization resulting from cost reduction activities, a $0.9 million reduction in share-based compensation expense, and a $0.8 million decrease in sales and marketing costs.

Amortization of Intangible Assets:

	Six Months Ended January 31, 2013	As a % of Segment Net Revenue	Six Months Ended January 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$75	0.1%	$75	0.1%	$—	—
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
All Other	494	3.2%	494	2.7%	—	—

Total	$569	0.1%	$569	0.2%	$—	—

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring, net:

	Six Months Ended January 31, 2013	As a % of Segment Net Revenue	Six Months Ended January 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,366	1.0%	$751	0.6%	$615	81.9%
Asia	1,918	1.6%	677	0.6%	1,239	183.0%
Europe	2,131	1.6%	3,772	3.5%	(1,639)	(43.5%)
All Other	853	5.6%	19	0.1%	834	4389.5%

Sub-total	6,268	1.6%	5,219	1.4%	1,049	20.1%
Corporate-level activity	—	—	—	—	—	—

Total	$6,268	1.6%	$5,219	1.4%	$1,049	20.1%

The $6.3 million restructuring charge recorded during the six months ended January 31, 2013 primarily consisted of approximately $1.4 million, $1.9 million, and $2.1 million of employee-related costs in Americas, Asia, and Europe, respectively, related to the workforce reduction of 202 employees in our global supply chain operations. In addition, the Company recorded $0.8 million of employee-related costs related to the workforce reduction of 15 employees in e-Business.

During the six months ended January 31, 2012, the Company recorded a net restructuring charge of approximately $5.2 million. Of this amount, approximately $3.7 million related to the workforce reduction of 48 employees in Europe, $0.5 million for the workforce reduction of 144 employees in China, $0.4 million related to the workforce reduction of 5 employees within the Company’s IT organization, and $0.2 million related to the workforce reduction of 9 employees in Raleigh, North Carolina. Also, approximately $0.4 million and $0.1 million of the restructuring charges related to certain contractual obligations in connection with the restructuring of facilities in the ModusLink PTS business and in Raleigh, North Carolina, respectively.

Interest Income/Expense:

During the six months ended January 31, 2013 and 2012, interest income was $0.2 million in each period.

During the six months ended January 31, 2013 and 2012, interest expense totaled approximately $0.2 million for both periods. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other losses, net, were $2.3 million for the six months ended January 31, 2013. The Company recorded foreign exchange losses of approximately $2.1 million during the six months ended January 31, 2013. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $2.3 million and $1.1 million in Europe and Asia, respectively, offset by realized and unrealized gains of approximately $1.3 million in the Americas.

Other gains, net, were $2.1 million for the six months ended January 31, 2012. The Company recorded foreign exchange gains of approximately $2.0 million during the six months ended January 31, 2012. These net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $1.6 million and $0.7 million in Europe and Europe, respectively, offset by net losses of $0.3 million in the Americas.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $2.5 million and $0.7 million for the six months ended January 31, 2013 and 2012, respectively. During the six months ended January 31, 2013, the Company recorded a $1.5 million of impairment charge related to a certain investment in the @Ventures portfolio of companies.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $9.6 million of investments in affiliates at January 31, 2013 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $1.0 million to $1.9 million.

Income Tax Expense:

During the six months ended January 31, 2013, the Company recorded income tax expense of approximately $1.6 million, as compared to income tax expense of $2.3 million for same period in the prior fiscal year. For the six months ended January 31, 2013 and 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the six months ended January 31, 2013, the Company recorded loss from discontinued operations of $1.0 million, as compared to a loss of $1.9 million for the same period in the prior fiscal year. The decrease in this loss of $0.9 million is attributable to $0.7 million of gain on the disposition of the TFL business and an increase of $1.1 million in TFL’s operating results, partially offset by a decline in income from other discontinued operations of $0.9 million. The decline in income from other discontinued operations was the result of the execution of a sublease of the Company’s previously vacated facility, which resulted in an adjustment to the Company’s estimate of future minimum lease payments recoverable through sublease receipts during the prior year period.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of January 31, 2013, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $51.8 million.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all of the domestic assets of the Company. As of January 31, 2013, the calculated borrowing base was $43.6 million. The Credit Facility terminates on October 31, 2015. Interest on the Credit Facility is based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility includes one restrictive financial covenant, which is minimum EBITDA, and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Company did not have any outstanding indebtedness related to the Credit Facility as of January 31, 2013.

Consolidated working capital was $99.1 million at January 31, 2013, compared with $113.5 million at July 31, 2012. Included in working capital were cash and cash equivalents of $51.8 million at January 31, 2013 and $52.4 million at July 31, 2012. The decrease in working capital is primarily due to an increase in accounts payable related to higher cost of revenues, partially offset by an increase in accounts receivable resulting from an increase in sales.

Cash provided by operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by operating activities of continuing operations was $3.8 million for the six months ended January 31, 2013, as compared to net cash used in operating activities of continuing operations of $5.0 million in the prior year period. The $8.8 million increase in cash provided by operating activities of continuing operations for the six months ended January 31, 2013 compared with the same period in the prior year was due to a $16.4 million

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase in cash resulting from changes in operating assets and liabilities, partially offset by a $7.6 million decrease in income from continuing operations as adjusted for non-cash items. During the six months ended January 31, 2013, non-cash items included depreciation expense of $6.8 million, share-based compensation of $0.9 million, amortization of intangible assets of $0.6 million, non-operating losses, net, of $2.3 million, and equity in losses of affiliates and impairments of $2.5 million.

During the six months ended January 31, 2012, non-cash items included depreciation expense of $7.2 million, share-based compensation of $1.9 million, amortization of intangible assets of $0.6 million, non-operating gains, net, of $2.1 million, and equity in losses of affiliates and impairments of $0.7 million.

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

Investing activities of continuing operations used cash of $4.2 million and $5.8 million during the six months ended January 31, 2013 and 2012, respectively. The $4.2 million of cash used in investing activities during the six months ended January 31, 2013 resulted primarily from $3.6 million in capital expenditures, $0.7 million of restricted cash used as collateral for borrowing obligations and $1.5 million of investments in affiliates, partially offset by $1.3 million of proceeds received from the sale of TFL’s assets. The $5.8 million of cash used in investing activities during the six months ended January 31, 2012 resulted primarily from $4.7 million in capital expenditures and $1.1 million of investments in affiliates. As of January 31, 2013, the Company had a carrying value of $9.6 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations used cash of $0.2 million during both the six months ended January 31, 2013 and 2012. The $0.2 million of cash used for financing activities of continuing operations during the six months ended January 31, 2013 primarily related to cash used to repurchase the Company’s common stock. The $0.2 million of cash used for financing activities of continuing operations during the six months ended January 31, 2012 primarily related to $0.2 million of cash used to repurchase the Company’s common stock and $0.1 million of capital leases repayments, partially offset by $0.1 million of proceeds from the issuance of common stock. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used in discontinued operations totaled $1.4 million and $1.0 million for the six months ended January 31, 2013 and 2012, respectively. The increase in cash used in discontinued operations is primarily related to $0.7 million of cash outflows associated with the disposed TFL business, partially offset by a $0.3 million decrease in costs for ongoing lease obligations.

Given the Company’s cash resources as of January 31, 2013, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of January 31, 2013. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. The company’s contractual obligations and other commercial commitments did not change materially between July 31, 2012 and January 31, 2013. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.1 million as of January 31, 2013. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2013, the Company had no recorded liabilities with respect to these arrangements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the three months ended January 31, 2013, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statement of Operations. As of January 31, 2013, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At January 31, 2013, the Company had no outstanding borrowings under its Credit Facility and the Company had no open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional money market funds.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of January 31, 2013, the Company did not have any outstanding foreign currency exchange contracts.

Revenues from our foreign operating segments accounted for approximately 63% of total revenues during both the three and six months ended January 31, 2013. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended January 31, 2013, we recorded a foreign currency translation gain of approximately $1.8 million which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three months ended January 31, 2013, we recorded realized and unrealized foreign currency transaction losses of approximately $1.0 million which is recorded in “Other gains (losses), net” in our condensed consolidated statement of operations.

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

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2013 because of the material weaknesses in internal control over financial reporting discussed below.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

Notwithstanding the material weaknesses discussed below, our management, based upon the substantive work performed during the financial reporting process has concluded that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with accounting principles generally accepted in the U.S.

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

•

The accuracy of the allocation of vendor rebates received to the costs incurred under certain cost-based client contracts to ensure that sales pricing is compliant with the underlying client contracts; and

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

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses, as well as other identified areas of risk. These remediation efforts, outlined below, are intended both to address the identified material weaknesses and to enhance the Company’s internal controls over financial reporting.

The Company has implemented new controls and enhanced procedures to improve the internal controls over contract administration, client pricing in relation to cost markups and management of vendor rebates. Implemented procedures to date include:

•	An independent review of client billings for verifying accurate pricing and adherence to contractual terms;

•	The implementation of net pricing agreements with vendors effective April 11, 2012, and wind down of existing volume discount rebate programs; and

•

Corporate level control which analyzes prior rebate arrangements and pricing markups by customer each quarter to check the accuracy of the associated revenue and adjust accordingly for adherence with the client contractual terms.

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

•	Establishing a formal review over the initiation of client and vendor contracts; and

•

Providing additional and on-going revenue recognition training to personnel responsible for the transmittal of revenue related information to accounting and finance personnel to allow for appropriate financial reporting under accounting principles generally accepted in the U.S.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

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

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, following the Company’s restatement, plaintiffs filed a consolidated amended complaint in the Securities Action. The Company moved to dismiss the amended complaint on March 11, 2013.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A DelawareCorporation, Nominal Defendant, Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions. The plaintiffs are scheduled to file a consolidated amended complaint in the Derivative Actions on March 4, 2013, and the Company is to file its initial response to that complaint on April 3, 2013.

Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

On October 10, 2012, a sixth shareholder, Donald Reith, served upon the Company’s Board of Directors a demand to institute litigation and take other purportedly necessary, but unidentified, remedial measures to redress and prevent a recurrence of purported breaches of fiduciary duties on the part of the Board and unspecified corporate officers allegedly arising from the same facts and circumstances asserted in the Derivative Actions. On February 4, 2013, the Company’s Board of Directors voted unanimously to reject Mr. Reith’s demand.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended January 31, 2013:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2012—November 30, 2012	318	(1)	$3.89	—	$—
December 1, 2012—December 31, 2012	118	(1)	$3.32	—	—
January 1, 2013—January 31, 2013	1,264	(1)	$2.73	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: March 12, 2013	By:	/S/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

4.1	Amendment No. 1, dated as of February 11, 2013 to Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.1	Offer Letter, dated as of January 13, 2013, from ModusLink Global Solutions, Inc. to John J. Boucher is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35319).

10.2	Transition Agreement, dated as of January 25, 2013, by and between ModusLink Global Solutions, Inc. and Thomas Nightingale is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.3	Executive Severance Agreement, dated as of January 28, 2013, by and between ModusLink Global Solutions, Inc. and John J. Boucher is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.4	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.5	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.6	Consulting Agreement, dated February 11, 2013, between Edward E. Lucente and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2013 and July 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended January 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended January 31, 2013 and 2012 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended January 31, 2013 and 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.