Form 10-Q
period 2013-04-30
ModusLink Global Solutions Inc
filed 2013-06-10
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

As of May 28, 2013, there were 51,546,052 shares issued and outstanding of the registrant’s common stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share and share amounts)

(Unaudited)

	April 30, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$71,176	$52,369
Available-for-sale securities	51	131
Accounts receivable, trade, net of allowance for doubtful accounts of $101 and $344, at April 30, 2013 and July 31, 2012, respectively	151,660	148,931
Inventories, net	70,331	83,990
Prepaid expenses and other current assets	10,796	10,466
Current assets of discontinued operations	200	—

Total current assets	304,214	295,887
Property and equipment, net	35,329	40,772
Investments in affiliates	9,326	10,803
Goodwill	3,058	3,058
Other intangible assets, net	2,045	2,897
Other assets	6,991	5,465

Total assets	$360,963	$358,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$64	$73
Accounts payable	112,417	110,520
Accrued restructuring	3,347	1,724
Accrued expenses	39,328	41,753
Other current liabilities	27,885	26,778
Current liabilities of discontinued operations	987	1,528

Total current liabilities	184,028	182,376
Obligations under capital leases, less current installments	44	69
Other long-term liabilities	9,761	11,012
Non-current liabilities of discontinued operations	—	293
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at April 30, 2013 and July 31, 2012	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 51,525,403 issued and outstanding shares at April 30, 2013; 43,926,622 issued and outstanding shares at July 31, 2012	515	439
Additional paid-in capital	7,419,330	7,390,027
Accumulated deficit	(7,268,289)	(7,236,775)
Accumulated other comprehensive income	15,574	11,441

Total stockholders’ equity	167,130	165,132

Total liabilities and stockholders’ equity	$360,963	$358,882

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net revenue	$173,016	$173,553	$573,503	$540,818
Cost of revenue	157,641	157,625	519,226	483,709

Gross profit	15,375	15,928	54,277	57,109

Operating expenses
Selling, general and administrative	19,287	22,407	67,149	66,737
Amortization of intangible assets	283	285	852	855
Impairment of long-lived assets	—	1,128	—	1,128
Restructuring, net	2,565	(22)	8,833	5,197

Total operating expenses	22,135	23,798	76,834	73,917

Operating loss	(6,760)	(7,870)	(22,557)	(16,808)

Other income (expense):
Interest income	64	67	229	310
Interest expense	(324)	(90)	(524)	(278)
Other gains (losses), net	(417)	6,884	(2,715)	8,936
Equity in losses of affiliates and impairments	(418)	(3,108)	(2,953)	(3,825)

Total other income (expense)	(1,095)	3,753	(5,963)	5,143

Loss from continuing operations before income taxes	(7,855)	(4,117)	(28,520)	(11,665)
Income tax expense (benefit)	392	(1,202)	1,975	1,050

Loss from continuing operations	(8,247)	(2,915)	(30,495)	(12,715)
Discontinued operations, net of income taxes:
Loss from discontinued operations, net of gain of $709 on the disposition of TFL during the nine months ended April 30, 2013	(59)	(3,221)	(1,019)	(5,154)

Net loss	$(8,306)	$(6,136)	$(31,514)	$(17,869)

Basic and diluted loss per share:
Loss from continuing operations	$(0.17)	$(0.07)	$(0.68)	$(0.29)
Loss from discontinued operations	—	(0.07)	(0.02)	(0.12)

Net loss	$(0.17)	$(0.14)	$(0.70)	$(0.41)

Shares used in computing basic earnings per share:	47,968	43,844	45,046	43,546

Shares used in computing diluted earnings per share:	47,968	43,844	45,046	43,546

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net loss	$(8,306)	$(6,136)	$(31,514)	$(17,869)

Other comprehensive income (loss):
Foreign currency translation adjustment	(918)	642	4,098	(6,719)
Net unrealized holding gain (loss) on securities	36	1	35	1

	(882)	643	4,133	(6,718)

Comprehensive loss	$(9,188)	$(5,493)	$(27,381)	$(24,587)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2012	43,926,622	$439	$7,390,027	$(7,236,775)	$11,441	$165,132
Net loss	—	—	—	(31,514)	—	(31,514)
Net unrealized holding gain	—	—	—	—	35	35
Foreign currency translation adjustment	—	—	—	—	4,098	4,098
Issuance of common stock to Steel Partners Holdings, L.P., net of transaction costs of $2.3 million	7,500,000	75	27,600	—	—	27,675
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	16,412	—	17	—	—	17
Restricted stock grants	221,248	2	(2)	—	—	—
Restricted stock forfeitures	(138,879)	(1)	(153)	—	—	(154)
Share-based compensation	—	—	1,841	—	—	1,841

Balance at April 30, 2013	51,525,403	$515	$7,419,330	$(7,268,289)	$15,574	$167,130

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2013	2012
Cash flows from operating activities of continuing operations:
Net loss	$(31,514)	$(17,869)
Loss from discontinued operations	(1,019)	(5,154)

Loss from continuing operations	(30,495)	(12,715)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	10,211	10,564
Amortization of intangible assets	852	855
Amortization of deferred financing costs	236	—
Impairment of long-lived assets	—	1,128
Loss on the sale of available-for-sale securities	19	—
Share-based compensation	1,841	2,407
Non-operating (gains) losses, net	2,715	(8,936)
Equity in losses of affiliates and impairments	2,953	3,825
Changes in operating assets and liabilities:
Trade accounts receivable, net	(537)	(21,543)
Inventories	13,483	(20,836)
Prepaid expenses and other current assets	1,026	(87)
Accounts payable, accrued restructuring and accrued expenses	(1,198)	29,210
Refundable and accrued income taxes, net	(2,614)	(7,323)
Other assets and liabilities	420	6,944

Net cash used in operating activities of continuing operations	(1,088)	(16,507)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(4,572)	(8,879)
Change in restricted cash	(691)	—
Proceeds from the disposition of the TFL business, net of transaction costs of $81	1,269	—
Proceeds from the sale of available-for-sale securities	96	—
Proceeds from the sale of equity investments in affiliates	207	24
Investments in affiliates	(1,637)	(2,604)

Net cash used in investing activities of continuing operations	(5,328)	(11,459)

Cash flows from financing activities of continuing operations:
Proceeds from revolving line of credit	—	10,000
Repayments of revolving line of credit	—	(10,000)
Payment of deferred financing costs	(1,416)	—
Repayments on capital lease obligations	(45)	(92)
Proceeds from issuance of common stock, net of transaction costs of $2,325 during the nine months ended April 30, 2013	27,675	91
Repurchase of common stock	(152)	(176)

Net cash provided by (used in) financing activities of continuing operations	26,062	(177)

Cash flows from discontinued operations:
Operating cash flows	(1,791)	(1,057)
Investing cash flows	—	(197)

Net cash used in discontinued operations	(1,791)	(1,254)

Net effect of exchange rate changes on cash and cash equivalents	952	(3,378)

Net increase (decrease) in cash and cash equivalents	18,807	(32,775)
Cash and cash equivalents at beginning of period	52,369	111,225

Cash and cash equivalents at end of period	$71,176	$78,450

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”) and ModusLink PTS, Inc. (“ModusLink PTS”), is a leader in global supply chain business process management serving clients in markets such as consumer electronics, communications, computing, medical devices, software, and retail. The Company designs and executes critical elements in its clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, integrated operations, proven business processes, expansive global footprint and world-class technology.

The Company has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

(2) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2012, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 11, 2013. The results for the three and nine months ended April 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended April 30, 2013, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

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

(4) DISCONTINUED OPERATIONS

On January 11, 2013, the Company sold substantially all of the assets of the Tech for Less LLC (“TFL”) business to Encore Holdings, LLC (“Encore”). The consideration paid by Encore for the assets was $1.6 million, which consisted of a gross purchase price of $1.9 million less certain adjustments. As of April 30, 2013, the Company has received $1.4 million of the purchase price, with the remaining $0.2 million held in escrow for the satisfaction of any post-closing claims. In conjunction with the asset sale agreement, the Company entered into a transition support agreement with Encore to provide certain administrative services for a period of 90 days from the closing date of the transaction. The Company’s obligations under transition support agreement were completed during the third quarter of fiscal year 2013 and the term of the agreement has expired. The Company did not generate significant continuing cash flows from the transition support agreement.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s other discontinued operations relate to an ongoing lease obligation associated with a previously vacated facility. During the three months ended April 30, 2013 and 2012, the Company recorded losses of $0.1 million in both periods associated with the net present value accretion on future lease payments.

During the nine months ended April 30, 2013, the Company recorded a loss of $0.2 million associated with the net present value accretion on future lease payments. The $0.6 million of income during the nine months ended April 30, 2012 was primarily due to the execution of a sublease for the vacated facility, which resulted in an adjustment to the Company’s estimated future minimum lease payments recoverable through sublease receipts.

The following table reflects the components of “Loss from discontinued operations”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)

Income (loss) from the operations of TFL	$7	$(3,123)	$(1,480)	$(5,726)

Gain on the disposition of the TFL business	—	—	709	—

Income (loss) from other discontinued operations	(66)	(98)	(248)	572

	$(59)	$(3,221)	$(1,019)	$(5,154)

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

The Company’s remaining goodwill of $3.1 million as of April 30, 2013 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three and nine months ended April 30, 2013.

The carrying amount of goodwill allocated to the Company’s reportable segments is as follows:

	Americas	Asia	Europe	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2012
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(2,799)	(201,332)

	$—	$—	$—	$3,058	$3,058

Balance as of April 30, 2013
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

As a result of the impairment test, in connection with preparation of financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge has been recorded as a component of “impairment of long-lived assets” in the accompanying condensed consolidated statements of operations. The impairment charge did not affect the Company’s liquidity or cash flows.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(6) SHARE-BASED PAYMENTS

Stock options for the purchase of approximately 2.1 million shares of the Company’s common stock were awarded to employees during the three months ended April 30, 2013 at a weighted average exercise price of $3.38 per share. The weighted average fair value of these options was $1.54 per share. The weighted average fair value was calculated using the binominal-lattice model with the following weighted average assumptions: expected volatility of 57.88%, risk-free rate of 0.74% and expected life of 4.41 years.

Additionally, approximately 50,000 nonvested shares were awarded to the Company’s Chief Executive Officer during the three months ended April 30, 2013 at a fair value of $3.38 per share. The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date.

On March 12, 2013, two individuals were elected to the Company’s Board of Directors, resulting in a Change in Control event as defined in Section 7(b) of the Company’s 2005 Non-Employee Director Plan (the “2005 Plan”). As a result, all unvested awards granted under the 2005 Plan and all awards made pursuant to the Third Amended and Restated Director Compensation Plan became immediately vested and exercisable upon the Change in Control. In conjunction with the immediate vesting of these awards, $0.4 million of previously unamortized stock compensation expense was accelerated and recognized during the quarter ended April 30, 2013.

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three and nine months ended April 30, 2013 and 2012, which was allocated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$74	$89	$185	$265
Selling, general and administrative	851	439	1,656	2,142

	$925	$528	$1,841	$2,407

(7) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Derecognition of accrued pricing liabilities	$—	$7,540	$—	$7,540
Foreign currency exchange gain (losses)	(289)	(444)	(2,349)	1,551
Gain (loss) on disposal of assets	39	(90)	(23)	15
Other, net	(167)	(122)	(343)	(170)

	$(417)	$6,884	$(2,715)	$8,936

The Company recorded foreign exchange losses of $0.3 million and $2.3 million during the three and nine months ended April 30, 2013, respectively. For the three months ended April 30, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $0.5 million in the Americas and Asia, respectively, offset by net gains of $0.8 million in Europe. For the nine months ended April 30, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.6 million in both Europe and Asia, offset by net gains of $0.9 million in the Americas.

The Company recorded gains of $7.5 million during both the three and nine months ended April 30, 2012 from the extinguishment of accrued pricing liabilities related to the releases of claims received from certain clients.

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

(8) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	April 30, 2013	July 31, 2012
	(In thousands)
Accrued pricing liabilities	$20,854	$20,397
Other	7,031	6,381

	$27,885	$26,778

As of April 30, 2013 and July 31, 2012, the Company recorded accrued pricing liabilities of approximately $20.9 million and $20.4 million, respectively. These liabilities related to the equivalent reduction of revenue where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract. The remaining accrued pricing liabilities at April 30, 2013 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(9) RESTRUCTURING, NET

The following table summarizes the activity in the restructuring accrual for the three and nine months ended April 30, 2013:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2012	$626	$1,098	$1,724

Restructuring charges	1,483	—	1,483
Restructuring adjustments	32	(45)	(13)
Cash paid	(991)	(309)	(1,300)
Non-cash adjustments	15	(10)	5
Restructuring charges, discontinued operations	9	—	9
Cash paid, discontinued operations	(157)	—	(157)

Accrued restructuring balance at October 31, 2012	$1,017	$734	$1,751

Restructuring charges	4,838	—	4,838
Restructuring adjustments	(34)	(6)	(40)
Cash paid	(1,587)	(313)	(1,900)
Non-cash adjustments	22	—	22
Restructuring charges, discontinued operations	34	112	146
Cash paid, discontinued operations	—	(97)	(97)
Reclassification of restructuring charges of discontinued operations	(130)	(15)	(145)

Accrued restructuring balance at January 31, 2013	$4,160	$415	$4,575

Restructuring charges	2,766	—	2,766
Restructuring adjustments	(201)	—	(201)
Cash paid	(3,524)	(262)	(3,786)
Non-cash adjustments	(7)	—	(7)

Accrued restructuring balance at April 30, 2013	$3,194	$153	$3,347

It is expected that the payments of employee-related charges will be substantially completed during the fiscal quarter ending April 30, 2014. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that its contractual obligations will be substantially fulfilled during the quarter ended July 31, 2013.

The net restructuring charges for the three and nine months ended April 30, 2013 and 2012 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Cost of revenue	$2,358	$120	$6,656	$4,188
Selling, general and administrative	207	(142)	2,177	1,009

	$2,565	$(22)	$8,833	$5,197

During the three and nine months ended April 30, 2013, the Company recorded a net restructuring charge of approximately $2.6 million and $8.8 million, respectively. For the three months ended April 30, 2013, approximately $2.5 million related to a workforce reduction of 75 employees within the Europe region.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended April 30, 2013, the Company incurred $8.8 million of net restructuring charges related to workforce reductions across its global supply chain operations. Within the Americas, Asia and Europe, the Company incurred employee-related restructuring charges of $1.4 million, $1.9 million, and $4.6 million respectively. As a result of these restructuring actions, the Company reduced its headcount by 277 employees across its global supply chain operations. In addition, the Company recorded $0.9 million of employee-related costs related to the workforce reduction of 18 employees in e-Business.

For the three months ended April 30, 2012, the Company incurred approximately $0.1 million related to a workforce reduction of 4 employees within e-Business. These costs were partially offset by a $0.1 million reversal of restructuring costs associated with employee termination benefits within the Europe region.

During the nine months ended April 30, 2012, the Company recorded a net restructuring charge of approximately $5.2 million. Of this amount, approximately $3.7 million related to a workforce reduction of 48 employees in Europe, $0.5 million related to a workforce reduction of 144 employees in China, $0.4 million related to a workforce reduction of 5 employees within the Company’s IT organization, and $0.4 million related to certain contractual obligations in connection with the restructuring of a facility in the ModusLink PTS business.

The following table summarizes the restructuring accrual by reportable segment for the three and nine months ended April 30, 2013:

	Americas	Asia	Europe	TFL	All Other	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2012	$1,086	$—	$51	$244	$343	$1,724

Restructuring charges	306	664	486	—	27	1,483
Restructuring adjustments	20	—	(32)	—	(1)	(13)
Cash paid	(400)	(474)	(343)	—	(83)	(1,300)
Non-cash adjustments	—	—	5	—	—	5
Restructuring charges, discontinued operations	—	—	—	9	—	9
Cash paid, discontinued operations	—	—	—	(157)	—	(157)

Accrued restructuring balance at October 31, 2012	$1,012	$190	$167	$96	$286	$1,751

Restructuring charges	1,046	1,288	1,677	—	827	4,838
Restructuring adjustments	(6)	(34)	—	—	—	(40)
Cash paid	(601)	(678)	(208)	—	(413)	(1,900)
Non-cash adjustments	—	(8)	30	—	—	22
Restructuring charges, discontinued operations	—	—	—	146	—	146
Cash paid, discontinued operations	—	—	—	(97)	—	(97)
Reclassification of restructuring charges of discontinued operations	—	—	—	(145)	—	(145)

Accrued restructuring balance at January 31, 2013	$1,451	$758	$1,666	$—	$700	$4,575

Restructuring charges	71	46	2,509	—	140	2,766
Restructuring adjustments	(34)	(67)	—	—	(100)	(201)
Cash paid	(770)	(642)	(1,697)	—	(677)	(3,786)
Non-cash adjustments	—	—	(7)	—	—	(7)

Accrued restructuring balance at April 30, 2013	$718	$95	$2,471	$—	$63	$3,347

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(10) SEGMENT INFORMATION

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
Net revenue:
Americas	$64,496	$58,825	$196,137	$187,835
Asia	48,133	56,642	164,864	168,506
Europe	51,952	50,706	188,700	159,020
All Other	8,435	7,380	23,802	25,457

	$173,016	$173,553	$573,503	$540,818

Operating income (loss):
Americas	$679	$(3,112)	$(1,820)	$(6,260)
Asia	3,614	4,671	16,379	18,216
Europe	(5,868)	(4,222)	(13,579)	(12,983)
All Other	301	(498)	(256)	378

Total Segment operating income (loss)	(1,274)	(3,161)	724	(649)
Corporate-level activity	(5,486)	(4,709)	(23,281)	(16,159)

Total operating loss	$(6,760)	$(7,870)	$(22,557)	$(16,808)

Adjusted operating income (loss):
Americas	$1,856	$(2,004)	$2,916	$(1,907)
Asia	4,745	5,785	21,756	22,355
Europe	(2,309)	(1,966)	(5,494)	(4,412)
All Other	758	27	1,889	1,850

Total Segment Adjusted operating income	5,050	1,842	21,067	17,886
Corporate-level activity	(4,675)	(4,452)	(21,887)	(14,543)

Total Adjusted operating income (loss)	$375	$(2,610)	$(820)	$3,343

Adjusted operating income (loss)	$375	$(2,610)	$(820)	$3,343
Adjustments:
Depreciation	(3,362)	(3,341)	(10,211)	(10,564)
Amortization of intangible assets	(283)	(285)	(852)	(855)
Impairment of long-lived assets	—	(1,128)	—	(1,128)
Share-based compensation	(925)	(528)	(1,841)	(2,407)
Restructuring, net	(2,565)	22	(8,833)	(5,197)

Operating loss	$(6,760)	$(7,870)	$(22,557)	$(16,808)
Other income (expense), net	(1,095)	3,753	(5,963)	5,143
Income tax (expense) benefit	(392)	1,202	(1,975)	(1,050)
Loss from discontinued operations	(59)	(3,221)	(1,019)	(5,154)

Net loss	$(8,306)	$(6,136)	$(31,514)	$(17,869)

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	April 30, 2013	July 31, 2012
	(In thousands)
Total assets of continuing operations:
Americas	$70,846	$101,931
Asia	105,663	111,660
Europe	116,852	105,472
TFL	—	2,750
All Other	18,109	20,758

Sub-total	311,470	342,571
Corporate-level activity	49,293	16,311

	$360,763	$358,882

As of April 30, 2013, approximately 52%, 22% and 26% of the Company’s long-lived assets were located in North America, Asia and Europe, respectively. As of July 31, 2012, approximately 60%, 18% and 22%, of the Company’s long-lived assets were located in North America, Asia and Europe, respectively. As of April 30, 2013, approximately $9.0 million, $4.9 million, $4.0 million, $4.6 million, and $2.2 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China, and the Czech Republic, respectively. As of July 31, 2012, approximately $10.7 million, $7.1 million, $5.4 million, $4.1 million and $3.7 million of the Company’s long-lived assets were located in Singapore, Ireland, the Netherlands, China and the Czech Republic, respectively.

During the three and nine months ended April 30, 2013, the Company generated revenue of approximately $38.4 million and $121.4 million, respectively, in China and approximately $20.5 million and $68.0 million, respectively, in the Netherlands, from external clients. During the three and nine months ended April 30, 2012, the Company generated revenue of approximately $35.6 million and $111.2 million, respectively, in China and approximately $24.0 million and $82.8 million, respectively, in the Netherlands, from external clients.

(11) EQUITY ISSUANCE

On March 12, 2013, shareholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. (“Steel Partners”) at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Partners a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The Company intends to use the cash received for general corporate purposes.

Pursuant to the investment agreement, the Company agreed to grant Steel Partners certain registration rights. The Company agreed to file a resale registration statement on Form S-3 as soon as practicable after it is eligible to do so, covering the shares of common stock purchased by Steel Partners and the shares of common stock issuable upon exercise of the warrants. The Company is required to keep the resale registration statement effective for three years following the date it is declared effective. Steel Partners also has the right, until such time as it owns less than one-third of the common stock originally issued to it under the investment agreement, to require that the Company file a prospectus supplement or amendment to cover sales of common stock through a firm commitment underwritten public offering. The underwriters of any underwritten offering have the right to limit the number of shares to be included in any such offering. In addition, the Company has agreed to certain “piggyback registration rights.” If the Company registers any securities for public sale, Steel Partners has the right to include its shares in the registration, subject to certain exceptions. The underwriters of any underwritten offering have the right to limit the number of Steel Partners’ shares to be included in any such offering for marketing reasons. The Company has agreed to pay the expenses of Steel Partners in connection with any registration of the securities issued in the Steel Partners investment and to provide customary indemnification to Steel Partners in connection with such registration.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the three and nine months ended April 30, 2013 and 2012.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(In thousands)
BASIC
Loss from continuing operations	$(8,247)	$(2,915)	$(30,495)	$(12,715)
Loss from discontinued operations	(59)	(3,221)	(1,019)	(5,154)

Net loss available for basic common shares	$(8,306)	$(6,136)	$(31,514)	$(17,869)

Weighted average common shares outstanding	47,968	43,844	45,046	43,546

Basic net loss per common share from continuing operations	$(0.17)	$(0.07)	$(0.68)	$(0.29)
Basic net loss per common share from discontinued operations	—	(0.07)	(0.02)	(0.12)

	$(0.17)	$(0.14)	$(0.70)	$(0.41)

DILUTED
Loss from continuing operations	$(8,247)	$(2,915)	$(30,495)	$(12,715)
Loss from discontinued operations	(59)	(3,221)	(1,019)	(5,154)

Net loss available for diluted common shares	$(8,306)	$(6,136)	$(31,514)	$(17,869)

Weighted average common shares outstanding	47,968	43,844	45,046	43,546
Weighted average common equivalent shares arising from dilutive stock options	—	—	—	—

Weighted average number of common and potential common shares	47,968	43,844	45,046	43,546

Diluted net loss per common share from continuing operations	$(0.17)	$(0.07)	$(0.68)	$(0.29)
Diluted net loss per common share from discontinued operations	—	(0.07)	(0.02)	(0.12)

	$(0.17)	$(0.14)	$(0.70)	$(0.41)

For the three and nine months ended April 30, 2013, approximately 3.9 million and 2.9 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accumulated other comprehensive items consist of the following:

	April 30, 2013	July 31, 2012
	(In thousands)
Cumulative foreign currency translation adjustment	$16,800	$12,702
Pension adjustments	(1,235)	(1,235)
Net unrealized holding gains (losses) on securities	9	(26)

Accumulated other comprehensive income	$15,574	$11,441

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

Inventories consisted of the following:

	April 30, 2013	July 31, 2012
	(In thousands)
Raw materials	$50,527	$56,198
Work-in-process	2,362	2,154
Finished goods	17,442	25,638

	$70,331	$83,990

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

Following the June 11, 2012 announcement of the pending restatement (the “June 11, 2012 Announcement”), shareholders of the Company commenced three purported class actions in the United States District Court for the District of Massachusetts arising from the circumstances described in the June 11, 2012 Announcement (the “Securities Actions”), entitled, respectively:

•

Irene Collier, Individually And On Behalf Of All Others Similarly Situated, vs. ModusLink Global Solutions, Inc., Joseph C. Lawler and Steven G. Crane , Case 1:12-CV-11044-DJC, filed June 12, 2012 (the “Collier Action”);

•

Alexander Shnerer Individually And On Behalf Of All Others Similarly Situated, vs. ModusLink Global Solutions, Inc., Joseph C. Lawler and Steven G. Crane , Case 1:12-CV-11078-DJC, filed June 18, 2012 (the “Shnerer Action”); and

•

Harold Heszkel, Individually and on Behalf of All Others Similarly Situated v. ModusLink Global Solutions, Inc., Joseph C. Lawler, and Steven G. Crane, Case 1:12-CV-11279-DJC, filed July 11, 2012 (the “Heszkel Action”).

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, following the Company’s restatement, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. The Court has not yet scheduled a hearing date for the Company’s motion.

On July 13, 2012, a fourth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Samuel Montini, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Case 1:12-CV-11296-DJC and on July 31, 2012, a fifth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Edward Tansey, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions. The plaintiffs filed a consolidated amended complaint in the Derivative Actions on March 4, 2013, and the Company moved to dismiss the Amended Complaint on April 4, 2013. The Court has not yet scheduled a hearing date for the Company’s motion.

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

(16) INCOME TAXES

For the three and nine months ended April 30, 2013, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions. The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of April 30, 2013 and July 31, 2012, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.2 million and $1.3 million, respectively.

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statements of Operations. For the periods ended April 30, 2013 and July 31, 2012, the Company has not recognized any material interest expense related to uncertain tax positions. As of April 30, 2013 and July 31, 2012, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $10 thousand and $78 thousand, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any of the unrecognized tax benefits to reverse in the next twelve months.

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

During the three and nine months ended April 30, 2013, approximately $0.2 million and $1.6 million, respectively, was invested by @Ventures in privately held companies. During the three and nine months ended April 30, 2012, approximately $1.6 million and $2.6 million, respectively, was invested by @Ventures in privately held companies. At April 30, 2013 and July 31, 2012, the Company’s carrying value of investments in privately held companies was approximately $9.3 million and $10.8 million, respectively. During the nine months ended April 30, 2013, @Ventures received $0.2 million of distributions from its investments. During the nine months ended April 30, 2012, @Ventures did not receive any material distributions from its investments.

No impairment charges were recorded during the three months ended April 30, 2013. During the second quarter ended January 31, 2013, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements for the quarter ended January 31, 2013 and determined that the investment was impaired. As a result, the Company recorded an impairment charge of $1.5 million during the quarter ended January 31, 2013.

During the three and nine months ended April 30, 2012, the Company recorded $2.8 million and $2.9 million, respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. During the three months ended April 30, 2012, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements for the quarter ended April 30, 2012 and determined that the investment was impaired. As a result, the Company recorded an impairment charge of approximately $2.8 million, during the quarter ended April 30, 2012.

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

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 and Quarterly Reports on Form 10-Q for the quarters ended October 31, 2012 and January 31, 2013 filed with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Overview

ModusLink Global Solutions, Inc. executes comprehensive supply chain and logistics services that improve clients’ revenue, cost, sustainability and customer experience objectives. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, medical devices, software, and retail. The Company’s operations are supported by a global footprint that includes more than 25 sites across North America, Europe, and the Asia Pacific region. We believe that by leveraging our global footprint, we will be able to optimize our clients’ supply chains using multi-facility, multi-geographic solutions.

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

We believe the scope of our service offerings, including e-Business and repair services will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect that these services present the opportunity for greater gross margins and profitability.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We operate an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution enables clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe that our clients benefit from our global integrated business solution. We also strive to reduce our operating costs while implementing operational efficiencies throughout the Company.

Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

For the three months ended April 30, 2013, the Company reported net revenue of $173.0 million, operating loss of $6.8 million, loss from continuing operations before income taxes of $7.9 million, net loss of $8.3 million and a gross margin percentage of 8.9%. For the nine months ended April 30, 2013, the Company reported net revenue of $573.5 million, operating loss of $22.6 million, loss from continuing operations before income taxes of $28.5 million, net loss of $31.5 million and a gross margin percentage of 9.5%. We currently conduct business in many countries including the Netherlands, Hungary, France, Ireland, Czech Republic, Singapore, Taiwan, China, Malaysia, Japan, Australia, India, and Mexico, in addition to our United States operations. At April 30, 2013, we had cash and cash equivalents and available-for-sale securities of $71.2 million, and working capital of $120.2 million.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers, telecommunications carriers, broadband and wireless service providers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the three and nine months ended April 30, 2013, our gross margin percentage was 8.9% and 9.5%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally react to margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to areas where our clients’ products are manufactured or to our clients’ end markets to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the nine months ended April 30, 2013, sales to Hewlett-Packard accounted for approximately 28% of our consolidated net revenue. For the nine months ended April 30, 2012, sales to Hewlett-Packard and Advanced Micro Devices accounted for approximately 31% and 10%, respectively, of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Basis of Presentation

The Company has five operating segments: Americas; Asia; Europe; e-Business and ModusLink PTS. The Company has three reportable segments: Americas; Asia; and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All Other category. The All Other category represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended April 30, 2013 compared to the three months ended April 30, 2012

Net Revenue:

	Three Months Ended April 30, 2013	As a % of Total Net Revenue	Three Months Ended April 30, 2012	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$64,496	37.3%	$58,825	33.9%	$5,671	9.6%
Asia	48,133	27.8%	56,642	32.6%	(8,509)	(15.0%)
Europe	51,952	30.0%	50,706	29.2%	1,246	2.5%
All Other	8,435	4.9%	7,380	4.3%	1,055	14.3%

Total	$173,016	100.0%	$173,553	100.0%	$(537)	(0.3%)

Net revenue decreased by approximately $0.5 million during the three months ended April 30, 2013, as compared to the same period in the prior year. Revenue from new programs was $23.8 million during the third quarter of fiscal 2013, as compared to $21.1 million in the year-ago period. The increase in revenue from new programs was primarily due to an engagement with a consumer electronics client that contributed to revenue in all regions. The increase in revenue from new programs was more than offset by a decrease in revenues in our base business from $152.5 million in the prior year period to $149.3 million in the current quarter. The Company defines new programs as client programs that have been executed for fewer than 12 months. Base business is defined as client programs that have been executed for 12 months or more. Approximately $105.0 million of the net revenue for the three months ended April 30, 2013 related to the procurement and re-sale of materials as compared to $105.2 million for the three months ended April 30, 2012.

During the three months ended April 30, 2013, net revenue in the Americas region increased by approximately $5.7 million. This increase resulted primarily from revenue from a new program with a consumer electronics client, partially offset by the effects of lower order volumes from an existing client that is reorganizing its supply chain operations. In the Asia region, the net revenue decrease of $8.5 million was driven primarily by the effects of lower order volumes from certain existing programs related to the personal computer market, partially offset by revenue contributions from a new program with a consumer electronics client. Within the Europe region, the net revenue increase of approximately $1.2 million was primarily driven by increased revenue from a significant client program in the consumer products market. Net revenue for All Other increased by approximately $1.1 million due to higher order volumes from a consumer electronics client as compared to the same period in the prior year within e-Business.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of Revenue:

	Three Months Ended April 30, 2013	As a % of Segment Net Revenue	Three Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$60,496	93.8%	$57,834	98.3%	$2,662	4.6%
Asia	39,376	81.8%	45,147	79.7%	(5,771)	(12.8%)
Europe	50,507	97.2%	48,038	94.7%	2,469	5.1%
All Other	7,262	86.1%	6,606	89.5%	656	9.9%

Total	$157,641	91.1%	$157,625	90.8%	$16	—

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2013, was unchanged compared to the three months ended April 30, 2012. On a consolidated basis, gross margin for the third quarter of fiscal year 2013 was 8.9% as compared to 9.2% in the prior year quarter. The decrease in gross margin was primarily due to unfavorable revenue mix, partially offset by favorable effects of the Company’s cost reduction actions.

For the three months ended April 30, 2013, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 6.2%, 18.2% and 2.8%, as compared to 1.7%, 20.3% and 5.3%, respectively, for the same period of the prior year. The increase in gross margin within the Americas region is attributed to favorable revenue mix and the impact of cost reduction programs at certain facilities. The decrease in gross margin within the Asia and Europe regions is attributed to unfavorable revenue mix.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly in China, matures.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2013	As a % of Segment Net Revenue	Three Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3,264	5.1%	$4,111	7.0%	$(847)	(20.6%)
Asia	5,159	10.7%	6,870	12.1%	(1,711)	(24.9%)
Europe	4,790	9.2%	5,754	11.3%	(964)	(16.8%)
All Other	591	7.0%	962	13.0%	(371)	(38.6%)

Sub-total	13,804	8.0%	17,697	10.2%	(3,893)	(22.0%)
Corporate-level activity	5,483	—	4,710	—	773	16.4%

Total	$19,287	11.1%	$22,407	12.9%	$(3,120)	(13.9%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended April 30, 2013 decreased by approximately $3.1 million compared to the three-month period ended April 30, 2012, primarily as a result of cost reduction activities within the Company’s sales, marketing and IT organizations and lower professional fees. Within the sales and marketing organizations, expenses decreased $1.9 million primarily due to lower compensation and travel expenses. In the Company’s IT organization, expenses decreased by $0.8 million primarily due to lower compensation and maintenance expenses. In addition, selling, general and administrative expenses decreased by $1.4 million due to lower professional and other fees primarily associated with the Company’s annual meeting and evaluation of strategic alternatives. These decreases were partially offset by a $0.7 million increase in legal fees primarily related to the Company’s Securities and Exchange Commission inquiry and litigation and a $0.4 million increase in share-based compensation.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization of Intangible Assets:

	Three Months Ended April 30, 2013	As a % of Segment Net Revenue	Three Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$38	0.1%	$38	0.1%	$—	—
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
All Other	245	2.9%	247	3.3%	(2)	(0.8%)

Total	$283	0.2%	$285	0.2%	$(2)	(0.7%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. Amortization expense was essentially flat as compared to the prior year period. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Long-lived Assets:

	Three Months Ended April 30, 2013	As a % of Segment Net Revenue	Three Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	—	$—	—	$—	—
Asia	—	—	—	—	—	—
Europe	—	—	1,128	2.2%	(1,128)	(100.0%)
All Other	—	—	—	—	—	—

Total	$—	—	$1,128	0.6%	$(1,128)	(100.0%)

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

As a result of the impairment test, in connection with preparation of financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge has been recorded as a component of “impairment of long-lived assets” in the accompanying condensed consolidated statements of operations. The impairment charge did not affect the Company’s liquidity or cash flows.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restructuring, net:

	Three Months Ended April 30, 2013	As a % of Segment Net Revenue	Three Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$37	—	$4	—	$33	825.0%
Asia	(21)	—	4	—	(25)	(625.0%)
Europe	2,509	4.8%	(99)	(0.2%)	2,608	(2634.3%)
All Other	40	0.5%	69	0.9%	(29)	(42.0%)

Sub-total	2,565	1.5%	(22)	—	2,587	(11759.1%)
Corporate-level activity	—	—	—	—	—	—

Total	$2,565	1.5%	$(22)	—	$2,587	(11759.1%)

During the three months ended April 30, 2013, the Company recorded a net restructuring charge of approximately $2.6 million primarily related to a workforce reduction of 75 employees within the Europe region.

During the three months ended April 30, 2012, the Company recorded a net restructuring gain of $22 thousand. Of this amount, $69 thousand related to employee-related costs for a workforce reduction of 4 employees within e-Business. These costs were offset by a $99 thousand reversal of restructuring costs associated with employee termination benefits within the Europe region.

Interest Income/Expense:

During the three months ended April 30, 2013 and 2012, interest income was approximately $0.1 million for both periods.

During the three months ended April 30, 2013 and 2012, interest expense totaled approximately $0.3 million and $0.1 million, respectively. The increase in interest expense as compared to the year ago period relates to $0.2 million of amortization of deferred financing charges associated with the Company’s Credit Facility. Interest expense of $0.1 million recorded in both periods related to the Company’s stadium obligation.

Other Gains (Losses), net:

Other losses, net, were approximately $0.4 million for the three months ended April 30, 2013. The Company recorded foreign exchange losses of $0.3 million during the three months ended April 30, 2013. The net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $0.5 million in the Americas and Asia, respectively, offset by net gains of $0.8 million in Europe.

Other gains, net, were approximately $6.9 million for the three months ended April 30, 2012. During the three months ended April 30, 2012, the Company extinguished accrued pricing liabilities of approximately $7.5 million, partially offset by foreign exchange losses of approximately $0.4 million. These foreign exchange net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions in Asia.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.4 million and $3.1 million for the three months ended April 30, 2013 and 2012, respectively.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three months ended April 30, 2012, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements for the quarter ended April 30, 2012 and determined that the investment was impaired. As a result, the Company recorded an impairment charge of approximately $2.8 million during the quarter ended April 30, 2012. There was no impairment charge recorded for the quarter ended April 30, 2013.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $9.3 million of investments in affiliates at April 30, 2013 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.9 million to $1.9 million.

Income Tax Expense:

During the three months ended April 30, 2013, the Company recorded income tax provision of approximately $0.4 million, as compared to income tax benefit of $1.2 million for the same period in the prior fiscal year. For the three months ended April 30, 2013 and 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The increase in income tax expense recorded during the three months ended April 30, 2013 was primarily the result of a change in the mix of earnings in various jurisdictions as compared to the year-ago period and certain discrete tax items recorded in the prior year. These discrete tax items included a tax benefit from the reversal of a liability for uncertain tax positions of approximately $1.0 million, primarily due to the favorable resolution of outstanding audits during the third quarter of fiscal 2012.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the three months ended April 30, 2013 and 2012, the Company recorded loss from discontinued operations of $0.1 million and $3.2 million, respectively. The decrease in the loss as compared to the prior year is due to the divestiture of the TFL business, which was completed in January 2013.

Results of Operations

Nine months ended April 30, 2013 compared to the nine months ended April 30, 2012

Net Revenue:

	Nine Months Ended April 30, 2013	As a % of Total Net Revenue	Nine Months Ended April 30, 2012	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$196,137	34.2%	$187,835	34.7%	$8,302	4.4%
Asia	164,864	28.7%	168,506	31.2%	(3,642)	(2.2%)
Europe	188,700	32.9%	159,020	29.4%	29,680	18.7%
All Other	23,802	4.2%	25,457	4.7%	(1,655)	(6.5%)

Total	$573,503	100.0%	$540,818	100.0%	$32,685	6.0%

Net revenue increased by approximately $32.7 million during the nine months ended April 30, 2013, as compared to the same period in the prior year. Revenue from new programs was $107.4 million during the first nine months of fiscal 2013, as compared to $49.8 million in the year-ago period. The increase in revenue from new programs was primarily due to an engagement with a consumer electronics client that contributed to revenue in all regions. The increase in revenue from new programs was partially offset by a decrease in revenue in our base business from $491.0 million in the prior year period to $466.1 million in the current year period. The Company defines new programs as client programs that have been executed for fewer than 12 months. Base business is defined as client programs that have been executed for 12 months or more. Approximately $350.3 million of the net revenue for the nine months ended April 30, 2013 related to the procurement and re-sale of materials as compared to $329.6 million for the nine months ended April 30, 2012.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the nine months ended April 30, 2013, net revenue in the Americas region increased by approximately $8.3 million. This increase resulted primarily from revenue from a new program with a consumer electronics client, partially offset by the effects of lower order volumes from an existing client that is reorganizing its supply chain operations. Within the Asia region, the net revenue decrease of approximately $3.6 million primarily resulted from the effects of lower volume from certain existing programs related to the personal computer market, partially offset by revenue contributions from a new program with a consumer electronics client. Within the Europe region, the net revenue increase of approximately $29.7 million was primarily driven by increased revenue from a significant client program in the consumer products market. Within All Other, the net revenue decrease of approximately $1.7 million was driven by decreases in client order volumes in e-Business.

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

Cost of Revenue:

	Nine Months Ended April 30, 2013	As a % of Segment Net Revenue	Nine Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$185,874	94.8%	$181,616	96.7%	$4,258	2.3%
Asia	130,091	78.9%	130,146	77.2%	(55)	—
Europe	182,821	96.9%	150,528	94.7%	32,293	21.5%
All Other	20,440	85.9%	21,419	84.1%	(979)	(4.6%)

Total	$519,226	90.5%	$483,709	89.4%	$35,517	7.3%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased by approximately $35.5 million for the nine months ended April 30, 2013, as compared to the nine months ended April 30, 2012, primarily due to higher order volume. Gross margins for the first nine months of fiscal year 2013 were 9.5% as compared to 10.6% in the first nine months of fiscal year 2012. The decrease in gross margin was primarily due to unfavorable revenue mix, partially offset by favorable effects of the Company’s cost reduction actions.

For the nine months ended April 30, 2013, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 5.2%, 21.1% and 3.1%, as compared to 3.3%, 22.8% and 5.3%, respectively, for the same period of the prior year. The increase in gross margin within the Americas region is attributed to the favorable revenue mix and the impact of cost reduction programs at certain facilities. Within the Asia and Europe regions, the decrease in gross margin is primarily attributed to unfavorable revenue mix.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly in China, matures.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2013	As a % of Segment Net Revenue	Nine Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$10,568	5.4%	$11,664	6.2%	$(1,096)	(9.4%)
Asia	16,496	10.0%	19,508	11.6%	(3,012)	(15.4%)
Europe	14,816	7.9%	16,567	10.4%	(1,751)	(10.6%)
All Other	1,990	8.4%	2,839	11.2%	(849)	(29.9%)

Sub-total	43,870	7.6%	50,578	9.4%	(6,708)	(13.3%)
Corporate-level activity	23,279	—	16,159	—	7,120	44.1%

Total	$67,149	11.7%	$66,737	12.3%	$412	0.6%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation and marketing expenses. Selling, general and administrative expenses during the nine months ended April 30, 2013 increased by approximately $0.4 million compared to the nine month period ended April 30, 2012, primarily as a result of a $6.5 million increase in audit, legal and other professional fees associated with the Company’s Securities and Exchange Commission inquiry, litigation and financial restatement process and a $1.4 million increase in retention-related compensation. These increases were partially offset by a $2.7 million decrease in sales and marketing costs and a $2.6 million decrease in IT costs resulting from cost reduction activities, and a $0.5 million reduction in share-based compensation expense. In addition, selling, general and administrative expenses decreased due to lower professional and other fees associated with the Company’s annual meeting and evaluation of strategic alternatives.

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2013	As a % of Segment Net Revenue	Nine Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$113	0.1%	$113	0.1%	$—	—
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
All Other	739	3.1%	742	2.9%	(3)	(0.4%)

Total	$852	0.1%	$855	0.2%	$(3)	(0.4%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS, and ModusLink PTS. Amortization expense was essentially flat as compared to the prior year period. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairment of Long-lived Assets:

	Nine Months Ended April 30, 2013	As a % of Segment Net Revenue	Nine Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	—	$—	—	$—	—
Asia	—	—	—	—	—	—
Europe	—	—	1,128	0.7%	(1,128)	(100.0%)
All Other	—	—	—	—	—	—

Total	$—	—	$1,128	0.2%	$(1,128)	(100.0%)

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

As a result of the impairment test, in connection with preparation of financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge has been recorded as a component of “impairment of long-lived assets” in the accompanying condensed consolidated statements of operations. The impairment charge did not affect the Company’s liquidity or cash flows.

Restructuring and Other, net:

	Nine Months Ended April 30, 2013	As a % of Segment Net Revenue	Nine Months Ended April 30, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,403	0.7%	$752	0.4%	$651	86.6%
Asia	1,897	1.2%	680	0.4%	1,217	179.0%
Europe	4,640	2.5%	3,677	2.3%	963	26.2%
All Other	893	3.8%	88	0.3%	805	914.8%

Sub-total	8,833	1.5%	5,197	1.0%	3,636	70.0%
Corporate-level activity	—	—	—	—	—	—

Total	$8,833	1.5%	$5,197	1.0%	$3,636	70.0%

For the nine months ended April 30, 2013, the Company incurred $8.8 million of net restructuring charges related to workforce reductions across its global supply chain operations. Within the Americas, Asia and Europe, the Company incurred employee-related restructuring charges of $1.4 million, $1.9 million, and $4.6 million respectively. As a result of these restructuring programs, the Company reduced its headcount by 277 employees across its global supply chain operations. In addition, the Company recorded $0.9 million of employee-related costs related to the workforce reduction of 18 employees in e-Business.

During the nine months ended April 30, 2012, the Company recorded a net restructuring charge of approximately $5.2 million. Of this amount, $3.7 million related to a workforce reduction of 48 employees in Europe, $0.5 million related to a workforce reduction of 144 employees in China, $0.4 million related to a workforce reduction of 5 employees within the Company’s IT organization, $0.1 million related to a workforce reduction of 4 employees within e-Business, and $0.4 million related to certain contractual obligations in connection with the restructuring of a facility in the ModusLink PTS business.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income/Expense:

During the nine months ended April 30, 2013, interest income decreased to $0.2 million from $0.3 million in the year-ago period. The decrease in interest income was the result of a lower average cash balance during the nine months ended April 30, 2013, as compared to the prior year period.

During the three months ended April 30, 2013 and 2012, interest expense was $0.5 million and $0.3 million, respectively. The increase in interest expense as compared to the year ago period relates to $0.2 million of amortization of deferred financing charges associated with the Company’s Credit Facility. Interest expense of $0.3 million recorded in both periods related to the Company’s stadium obligation.

Other Gains, net:

Other losses, net, were approximately $2.7 million for the nine months ended April 30, 2013. The Company recorded foreign exchange losses of $2.3 million during the nine months ended April 30, 2013. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.6 million in both Europe and Asia, offset by net gains of $0.9 million in the Americas.

Other gains, net, were approximately $8.9 million for the nine months ended April 30, 2012. During the nine months ended April 30, 2012, the Company extinguished accrued pricing liabilities of approximately $7.5 million and recorded foreign exchange gains of approximately $1.6 million. These foreign exchange net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $1.7 million and $0.3 million in Europe and Asia, respectively, partially offset by net losses of $0.4 million in the Americas.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $3.0 million and $3.8 million for the nine months ended April 30, 2013 and 2012, respectively.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and the accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges of $1.5 million and $2.9 million during the nine months ended April 30, 2013 and 2012, respectively, related to its investment in a privately held company. This impairment charge is included in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statements of Operations.

During the nine months ended April 30, 2013, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements for the quarter ended January 31, 2013 and determined that the investment was impaired. As a result, the Company recorded an impairment charge of approximately $1.5 million during the quarter ended January 31, 2013.

During the nine months ended April 30, 2012, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements for the quarter ended April 30, 2012 and determined that the investment was impaired. As a result, the Company recorded an impairment charge of approximately $2.8 million during the quarter ended April 30, 2012.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $9.3 million of investments in affiliates at April 30, 2013 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.9 million to $1.9 million.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense:

During the nine months ended April 30, 2013, the Company recorded income tax expense of approximately $2.0 million, as compared to income tax expense of $1.1 million for same period in the prior fiscal year. For the nine months ended April 30, 2013 and 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The increase in income tax expense recorded during the nine months ended April 30, 2013 was primarily the result of a change in the mix of earnings in various jurisdictions as compared to the year-ago period and certain discrete tax items recorded in the prior year. These discrete tax items included a tax benefit from the reversal of a liability for uncertain tax positions of approximately $1.0 million, primarily due to the favorable resolution of outstanding audits during the third quarter of fiscal 2012.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the nine months ended April 30, 2013, and 2012, the Company recorded loss from discontinued operations of approximately $1.0 million and $5.2 million, respectively. The decrease in the loss as compared to the year ago period is primarily due to a $4.2 million decrease in the operating loss generated by TFL.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of April 30, 2013, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $71.2 million.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all of the domestic assets of the Company. As of April 30, 2013, the calculated borrowing base was $34.6 million. The Credit Facility terminates on October 31, 2015. Interest on the Credit Facility is based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility includes one restrictive financial covenant, which is minimum EBITDA, and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Company did not have any outstanding indebtedness related to the Credit Facility as of April 30, 2013.

Consolidated working capital was $120.2 million at April 30, 2013, compared with $113.5 million at July 31, 2012. Included in working capital were cash and cash equivalents of $71.2 million at April 30, 2013 and $52.4 million at July 31, 2012. The increase in working capital is primarily due to the investment of $30.0 million by Steel Partners on March 12, 2013, partially offset by a decrease in the Company’s inventory balance and an increase in current liabilities during the first nine months of fiscal 2013.

Cash used in operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities of continuing operations was $1.1 million and $16.5 million during the nine months ended April 30, 2013 and 2012, respectively. The $15.4 million decrease in cash used in operating activities of continuing operations for the nine months ended April 30, 2013 compared with the same period in the prior year was due to a $24.2 million increase in cash resulting from changes in operating assets and liabilities offset by an $8.8 million increase in loss from continuing operations as adjusted for non-cash items. During the nine months ended April 30, 2013, non-cash items included depreciation expense of $10.2 million, share-based compensation of $1.8 million, amortization of intangible assets of $0.9 million, non-operating losses, net, of $2.7 million, and equity in losses of affiliates and impairments of $3.0 million.

During the nine months ended April 30, 2012, non-cash items included depreciation expense of $10.6 million, impairment of long-lived assets of $1.1 million, share-based compensation of $2.4 million, amortization of intangible assets of $0.9 million, non-operating gains, net, of $8.9 million, and equity in losses of affiliates and impairments of $3.8 million.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing activities of continuing operations used cash of $5.3 million and $11.5 million during the nine months ended April 30, 2013 and 2012, respectively. The $5.3 million of cash used in investing activities during the nine months ended April 30, 2013 resulted primarily from $4.6 million in capital expenditures, $0.7 million of restricted cash used as collateral for borrowing obligations and $1.6 million of investments in affiliates, partially offset by $1.3 million of proceeds received from the sale of TFL’s assets. The $11.5 million of cash used by investing activities during the nine months ended April 30, 2012 resulted primarily from $8.9 million in capital expenditures and $2.6 million of investments in affiliates. As of April 30, 2013, the Company had a carrying value of $9.3 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term operating activities.

Financing activities of continuing operations provided cash of $26.1 million and used cash of $0.2 million during the nine months ended April 30, 2013 and 2012, respectively. The $26.1 million of cash provided by financing activities of continuing operations during the nine months ended April 30, 2013 primarily related to $27.7 million of proceeds, net of transaction costs, on the sale of common stock to Steel Partners, partially offset by $1.4 million of payments of deferred financing costs. The $0.2 million of cash used for financing activities of continuing operations during the nine months ended April 30, 2012 primarily related to $0.2 million of cash used to repurchase the Company’s common stock coincident with the vesting of restricted stock awards. The Company is not dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used in discontinued operations totaled $1.8 million and $1.3 million for the nine months ended April 30, 2013 and 2012, respectively. The increase in cash used in discontinued operations is primarily due to an increase in cash outflows associated with the TFL business.

Given the Company’s cash resources as of April 30, 2013, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of April 30, 2013. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, which was filed with the SEC on January 11, 2013. The company’s contractual obligations and other commercial commitments did not change materially between July 31, 2012 and April 30, 2013. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.2 million as of April 30, 2013. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2013, the Company had no recorded liabilities with respect to these arrangements.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three and nine months ended April 30, 2013, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statement of Operations. As of April 30, 2013, the Company did not have any derivative financial instruments outstanding.

Interest Rate Risk

At April 30, 2013, the Company had no outstanding borrowings under its Credit Facility with a bank syndicate and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency forward contracts, to minimize the transaction exposure that results from such fluctuations. As of April 30, 2013, the Company did not have any outstanding foreign currency forward contracts.

Revenues from our foreign operating segments accounted for approximately 57.8% and 61.6% of total revenues during the three and nine months ended April 30, 2013, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended April 30, 2013, we recorded a foreign currency translation loss of $0.9 million and for the nine months ended April 30, 2013, we recorded a foreign currency translation gain of $4.1 million. These foreign currency translation gains and losses were recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the three and nine months ended April 30, 2013, we recorded realized and unrealized foreign currency transaction losses of $0.3 million and $2.3 million, respectively which were recorded in “Other gains (losses), net” in our Consolidated Statement of Operations.

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

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2013 because of the material weaknesses in internal control over financial reporting discussed below.

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

The Company’s internal controls were not sufficient to ensure that the Company complied with the terms of certain cost-plus and cost-pass through client contracts when calculating the prices charged to clients. More specifically, the Company did not maintain adequate controls related to:

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

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

The Company has implemented new controls and enhanced procedures to improve the internal controls over contract administration, client pricing in relation to cost markups and management of vendor rebates. Implemented procedures to date include:

•	The implementation of a centralized contract repository with documented procedures to govern contract administration;

•	Updated and improved formal review procedures over the initiation of client and vendor contracts;

•	Improved procedures to ensure proper communication and approval of sales contracts, to ensure the contracted terms are understood and adhered to in the areas of client pricing, billings and accounting for revenue transactions;

•	An independent review of client billings for verifying accurate pricing and adherence to contractual terms;

•	The implementation of net pricing agreements with vendors effective April 11, 2012, and full wind down of existing volume discount rebate programs; and

•	Corporate level control which analyzes prior rebate arrangements and pricing markups by customer each quarter to check the accuracy of the associated revenue and adjust accordingly for adherence with the client contractual terms.

Management is in the process of performing a review of all process- and transaction-level controls, in addition to assessing relevant monitoring and entity-level controls, in relation to contract administration, purchasing, client invoicing, and availability of relevant information across all three areas. Management expects to enhance existing process-level controls and potentially implement new controls in each area as the processes are redesigned. Planned actions also include providing additional and on-going revenue recognition training to personnel responsible for the transmittal of revenue related information to accounting and finance personnel to allow for appropriate financial reporting under accounting principles generally accepted in the U.S.

For the income tax control material weakness, the Company has redesigned its monitoring control for uncertain tax positions and will conduct a review of uncertain tax positions with the Company’s foreign tax consultants at least on an annual basis, and quarterly, if there is an indication of a change in a tax position.

Under instruction and oversight by the Audit Committee, management continues to execute a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the June 11, 2012 announcement of the pending restatement (the “June 11, 2012 Announcement”), shareholders of the Company commenced three purported class actions in the United States District Court for the District of Massachusetts arising from the circumstances described in the June 11, 2012 Announcement (the “Securities Actions”), entitled, respectively:

•

Irene Collier, Individually And On Behalf Of All Others Similarly Situated, vs. ModusLink Global Solutions, Inc., Joseph C. Lawler and Steven G. Crane , Case 1:12-CV-11044-DJC, filed June 12, 2012 (the “Collier Action”);

•

Alexander Shnerer Individually And On Behalf Of All Others Similarly Situated, vs. ModusLink Global Solutions, Inc., Joseph C. Lawler and Steven G. Crane , Case 1:12-CV-11078-DJC, filed June 18, 2012 (the “Shnerer Action”); and

•

Harold Heszkel, Individually and on Behalf of All Others Similarly Situated v. ModusLink Global Solutions, Inc., Joseph C. Lawler, and Steven G. Crane, Case 1:12-CV-11279-DJC, filed July 11, 2012 (the “Heszkel Action”).

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, following the Company’s restatement, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. The Court has not yet scheduled a hearing date for the Company’s motion.

On July 13, 2012, a fourth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Samuel Montini, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant , Case 1:12-CV-11296-DJC and on July 31, 2012, a fifth shareholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Edward Tansey, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions. The plaintiffs filed a consolidated amended complaint in the Derivative Actions on March 4, 2013, and the Company moved to dismiss the Amended Complaint on April 4, 2013. The Court has not yet scheduled a hearing date for the Company’s motion.

Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

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

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 12, 2013, the Company issued and sold 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. (“Steel Partners”) at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued to Steel Partners a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The expiration date of the warrant is March 12, 2018. The sale of common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Company relied upon Section 4(2) of the Securities Act for the exemption from registration.

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: June 10, 2013	By:	/S/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

3.1	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013 (File No. 001-35319).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2013 and July 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended April 30, 2013, (iv) Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended April 30, 2013 (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2013 and 2012 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.