Form 10-K
period 2013-07-31
ModusLink Global Solutions Inc
filed 2013-10-15
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission file number: 001-35319

ModusLink Global Solutions, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 170 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 663-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $107,256,253

On September 30, 2013, the Registrant had outstanding 51,594,517 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Company’s 2013 Annual Meeting of Stockholders              10-K Part III

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2013

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

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company” or “Registrant”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”) and ModusLink PTS, Inc. (“ModusLink PTS”), executes comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, medical devices, software, storage and retail. The Company’s operations are supported by a global footprint that includes more than 25 sites across North America, Europe, and the Asia Pacific region.

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

Services

ModusLink’s revenue primarily comes from the sale of supply chain management solutions to its clients. ModusLink’s core solutions are material planning and factory supply; value-added warehousing and distribution; aftermarket services including product returns management and product repair and recovery; and e-Business including e-commerce, contact center, entitlement management and financial management. In addition, ModusLink is a Microsoft Authorized Replicator, further enhancing its position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (“OEMs”).

ModusLink’s core solutions include:

Material Planning and Factory Supply—ModusLink sources inbound materials, delivers on-time and maintains high quality standards based on its local supplier relationships. ModusLink performs kitting and assembly of packaging materials and accessories while managing logistics and delivery schedules into multiple manufacturing sites or partners for just-in-time manufacturing. Solutions are designed to reduce the complexity, lead times and costs of inbound materials, supply chain procurement and factory feed processes.

Value-Added Warehousing and Distribution—ModusLink’s capabilities are designed for flexibility, reliability and speed to support clients’ distribution, retail and end user fulfillment. Services include full order management, pick, pack, and ship, retail connectivity and integrated transportation management services, which are supported by a global technology infrastructure.

ModusLink’s postponement and configuration solutions are based on a technology-driven planning and execution process. By analyzing operating variables and supply chain costs, ModusLink can defer configuration and packaging of a client’s product until the best time and at the most strategic location. Client programs can leverage any combination of ModusLink’s fulfillment sites around the globe, including those near manufacturing sites or close to the consumer.

ModusLink provides on-demand content replication (CD, DVD, DVD-9) and content load (SD, Micro-SD, USB and Flash) capabilities that are enhanced with content protection, activation solutions and innovative packaging design.

Aftermarket Services

Product Returns Management—ModusLink simplifies the returns process for retailers and manufacturers including receipt of goods, managing the Returns Management Authorization (RMA) process, sorting, triage, credit processing and ultimate disposition of the returned product. ModusLink helps protect its clients’ brand and ensure both commercial and consumer customers have a positive returns experience.

Product Repair and Recovery—ModusLink helps clients maximize the value of returned and excess inventory through product remanufacturing and value recovery services. ModusLink’s solutions also help clients protect their brand in secondary markets or develop plans for environmentally responsible disposition.

E-Business

E-Commerce—ModusLink’s e-commerce solutions are driven by a transaction engine that can power a client’s online store. ModusLink performs financial management and payment processing that is integrated with global Customer Relationship Management (CRM), order management, fulfillment and digital content distribution activities.

Contact Center—ModusLink’s contact center solution is designed to improve the customer brand experience by increasing the quality of customer interaction across multiple channels. Professional agents have in-depth knowledge of the client, brand and products and the experience to manage both consumer and B2B contacts.

Entitlement Management—ModusLink offers clients a software platform that enables them to efficiently manage access rights to intellectual property and digital products and services. It covers all aspects of the entitlement management lifecycle from order entry to registration, delivery, activation, upgrade and subscription renewal.

Financial Management—ModusLink provides clients with a single payment platform for e-commerce, based on a proven technology infrastructure and business processes. Through these services, clients can access new markets, reduce cart abandonment, maximize conversion rate and increase revenue, protect the business and customers from fraud, and maintain customer visibility and ownership, while optimizing behind-the-scenes financial operations.

ModusLink’s solutions seamlessly integrate with other supply chain service providers such as contract manufacturing companies and transportation providers.

Divestitures in Fiscal Year 2013

On January 11, 2013, the Company’s wholly-owned subsidiary, Tech for Less LLC (“TFL”), sold substantially all of its assets to Encore Holdings, LLC (“Encore”). TFL was a processor and marketer of client-returned consumer electronics and business technology products. The consideration paid by Encore for the assets was $1.6 million, which consisted of a gross purchase price of $1.9 million less certain adjustments. The Company determined that the sale of TFL qualified for discontinued operations presentation in the accompanying consolidated financial statements. Accordingly, the remaining assets and liabilities of TFL, and the results of its operations and its cash flows have been reclassified to discontinued operations in each respective financial statement.

Operating Segments

The Company has five operating segments: Americas; Asia; Europe; e-Business; and ModusLink PTS. The Company has three reportable segments: Americas, Asia, and Europe; the ModusLink PTS operating segment is included as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an “All Other” category. The All Other category represents primarily the e-Business operating segment. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments, and administration costs related to the Company’s venture capital activities. The Corporate-level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets which are not identifiable to the operations of the Company’s operating segments. Certain reportable segment information, including revenue, profit and asset information, is set forth in Note 4 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

Technology Infrastructure

The Company’s information technology systems and infrastructure serves as the backbone of a client’s fully integrated global supply chain program and manages the flow and use of physical assets and information. The Company offers a secure and redundant operating environment to ensure the integrity and privacy of its clients’ data. The Company works with clients to integrate data, tools and applications to deliver an optimized solution that meets its clients’ business needs and improves management of the global supply chain.

The Company’s Enterprise Resource Planning (“ERP”) system is designed to provide the visibility and control needed for better decision making, more rapid response to global market dynamics and effective asset utilization across services and geographies.

Facilities

The Company’s global footprint consists of an integrated network of strategically located facilities, including numerous sites throughout North America, Europe and Asia. The Company’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to manage supply chain requirements, deliver and configure products in-region, close to the point of consumption or close to the point of manufacturing in low-cost regions, such as China, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

Sales and Marketing

The Company’s sales and marketing staff is strategically and globally aligned to support the development, marketing and sale of its supply chain management services and solutions worldwide.

The Company’s marketing efforts are focused on developing greater awareness and brand recognition among its target client base, with an emphasis on companies within its key markets of computing, software, storage, consumer electronics and communications. The Company markets its services and solutions through its website, public relations, advertising and tradeshow campaigns and has developed collateral materials and sales tools to support these efforts. The Company sells its services and solutions on a global scale, through the direct sales channel. The Company’s strategically aligned, global sales staff creates new opportunities and cultivates leads in all of its key regions throughout North America, Europe and Asia as well as within its target markets around the world. The Company’s sales staff helps to further diversify its client base.

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

For the supply chain solutions, the Company faces competition from Electronics Manufacturing Services/Contract Manufacturers (EMS/CM), third party logistics (3PL) providers, Supply Chain Management (SCM) companies, and regional specialty companies. For the aftermarket services, the Company competes against independent repair vendors, EMS/CM companies, 3PL providers, and SCM companies. For the e-business solutions, the Company’s competition includes global outsource providers, software as service providers and technology providers. For the entitlement management solutions the Company competes against computer software providers offering content and document management solutions. As a provider of an outsourcing solution, the Company’s competition also includes current and prospective clients, who evaluate the Company’s capabilities in light of their own capabilities and cost structures.

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

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2013, the Company’s 10 largest clients accounted for approximately 76% of consolidated net revenue. This compares to the Company’s 10 largest clients accounting for approximately 69% and 75%, of consolidated net revenue for the fiscal years ended July 31, 2012 and 2011, respectively. Sales to one client, Hewlett-Packard, accounted for approximately 29%, 31%, and 29% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2013, 2012, and 2011, respectively. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or to designate the Company as its sole supplier of any particular services. The loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

The Company sells its services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients. The Company purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with our suppliers. Because of the diversity of its services, as well as the wide geographic dispersion of our facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company is not and does not expect to be adversely affected by an inability to obtain materials.

International Operations

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. In fiscal year 2013, approximately 60% of the Company’s consolidated net revenue was generated internationally. Refer to Note 4 of the accompanying notes to consolidated financial statements included in Item 8 below.

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

Intellectual Property

We rely upon a combination of patent, trade secret, copyright and trademark laws to protect our intellectual property. From time to time, we develop new trade secrets and other intellectual property or obtain intellectual property through acquisition activities. Our business is not substantially dependent on any single or group of patents, trademarks, copyrights or licenses.

Employees

At July 31, 2013, we employed approximately 3,200 persons on a full-time basis, 900 in the Americas, 1,400 in Asia and 900 in Europe. Our subsidiaries in Mexico are parties to collective bargaining agreements covering approximately 18 employees. Our subsidiary in France is party to collective bargaining agreements covering approximately 30 employees. Approximately 45 of the employees of our Ireland operation are members of labor unions. Unionizing activities are anticipated at two of our Asia facilities at which 220 individuals are employed. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business, and at times the number of these workers may approximate the number of our full-time employees.

Our Corporate Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our internet address is http://www.moduslink.com. The contents of our website are not part of this annual report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. As discussed in Notes 10 and 13 to the accompanying consolidated financial statements, and as previously reported by the Company, several adjustments were made to its historic financial statements, the most significant of which related to the treatment of vendor rebates in its pricing policies. Restated financial statements for periods ended on or before January 31, 2012 were filed on January 11, 2013. Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

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

RISKS RELATED TO MODUSLINK’S SUPPLY CHAIN BUSINESS

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

In addition, the loss of a significant amount of business or program with any key client could cause our revenue to decline. For the fiscal year ended July 31, 2013, sales to one client, Hewlett-Packard, accounted for approximately 29% of our consolidated net revenue. During the year ended July 31, 2013, ten clients accounted for approximately 76% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

In addition, ModusLink has been designated as an authorized replicator for Microsoft. This designation provides a license to replicate Microsoft software products and documentation for clients who want to bundle licensed software with their hardware products. This designation is annually renewable at Microsoft’s discretion. A failure to maintain authorized replicator status could have a material adverse effect on our business and our revenue.

We may have difficulty achieving and sustaining operating profitability, and if we deplete our working capital balances, our business will be materially and adversely affected.

For the fiscal year ended July 31, 2013, 2012 and 2011, we reported operating losses of approximately $28.2 million, $34.9 million and $21.5 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At July 31, 2013, we had consolidated cash, cash equivalents and marketable securities of approximately $77.9 million, and fixed contractual obligations of approximately $101.9 million including real estate leases, inventory purchase obligations, and continuing stadium sponsorship obligations. Approximately $52.2 million of the fixed contractual obligations are due in less than one year. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

Because our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue and materially adversely affect our financial results.

Our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our clients, which is difficult to predict and has fluctuated and may continue to fluctuate significantly. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products needed, or we may have excess inventory, either of which may have a material adverse effect on our business, financial position and operating results.

Disruption in the economy and financial markets could have a negative effect on our business.

The economy and financial markets in the United States, Europe and Asia have experienced extreme disruption during the last five years, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which has been affected by the economic downturn and is highly uncertain. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could then lead to further challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of clients and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likelihood, duration and severity of disruptions in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

A decline in the technology sector or a reduction in consumer demand could have a material adverse effect on our business.

A large portion of our revenue comes from clients in the technology sector, which is intensely competitive, very volatile and subject to rapid changes. Declines in the overall performance of the technology sector have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenue and profitability from these clients. In addition, industry changes, such as the transition of more collateral materials from physical form to digital form, and the convergence of functionality of smartphones, could lessen the demand for certain of our services or devices we currently handle. To the extent recent uncertainty in the economy or other factors result in decreased consumer demand for our clients’ products, we may experience a reduction in volumes of client products that we handle, which could have a material adverse effect on our business, financial position and operating results.

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

We must purchase and maintain adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations. The inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

Our ability to obtain particular products or components in the quantities required to fulfill client orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by our suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, an inability to secure and maintain an adequate supply of products or components to fulfill our client orders on a timely basis, or a failure to meet clients’ expectations could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace, potential claims for damages and have a material adverse effect on our business.

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

We continue to identify ways to increase efficiencies and productivity and effect cost savings. We have undertaken projects designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system and the opening of new solution centers in low cost areas to expand client offerings and to effect cost savings. We have also implemented a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we or these projects do not achieve expected results, our business, financial position and operating results may be materially and adversely affected.

We are subject to risks of operating internationally.

We maintain significant operations outside of the United States, and we may expand these operations. Our success depends, in part, on our ability to manage these international operations. These international operations require significant management attention, financial resources and are subject to numerous and varied regulations worldwide, some of which may have an adverse effect on our ability to develop our international operations in accordance with our business plans or on a timely basis.

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. International revenue accounted for approximately 60% of our total consolidated net revenue for the fiscal year ended July 31, 2013. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S.

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

The gross margins in the Supply Chain Business are low, which magnify the impact of variations in revenue and operating costs on our financial results.

As a result of intense price competition in the technology products marketplace, the gross margins in our Supply Chain Business are low, and we expect them to continue to be low in the future. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. Although we have identified initiatives designed to increase our gross margins, increased competition arising from industry consolidation and/or low demand for products may hinder our ability to maintain or improve our gross margins. Portions of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders. Our current ability to forecast the amount and timing of future order volumes is difficult, and we expect this to continue because we are highly dependent upon the business needs of our clients, which are highly variable. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in any one facility. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business, financial condition and operating results could be adversely affected.

We will continue to be subject to intense competition.

The markets for our services are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which would result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and these price reductions may reduce our revenue.

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

OTHER RISKS ASSOCIATED WITH THE COMPANY

We may be unable to realize the benefits of our net operating loss carry-forwards (“NOLs”).

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal and state corporate income tax rates, our NOLs and other carry-forwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise federal and state taxable income. If we do not have sufficient federal and state taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently. Consequently, in addition to dependence on the generation of future business profits, our ability to use the tax benefits associated with our substantial NOLs will depend significantly on our success in identifying suitable acquisition or investment candidates, and once identified, successfully consummating an acquisition of or investment in these candidates.

Additionally, federal NOLs are subject to annual limitations under the change of ownership rules within Section 382 of the Internal Revenue Code. In general, an ownership change occurs when the percentage of stock held by one or more 5-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders at any time within a prescribed period, usually three years. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income. As discussed in Note 8 to our consolidated financial statements under Item 8, on October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan (“Tax Plan”) intended to reduce the likelihood that changes in the Company’s investor base have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are not included in the calculation of “ownership change” for purposes of Section 382 of the Code. However, there can be no assurance that the Tax Plan would be effective under all circumstances.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (“IRS”). The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced.

We may have problems raising or accessing capital we need in the future.

In recent years, we have financed our operations and met our capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. Market and other conditions largely beyond our control may affect our ability to engage in future sales of our securities, the timing of any sales, and the amount of proceeds we receive from sales of our securities. Even if we are able to sell our securities in the future, we may not be able to sell at favorable prices or on favorable terms. In addition, this funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

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

We may expand our business in certain areas through the acquisition of businesses, technologies, products and services from other businesses, as we have in the past. We may also seek to identify new business acquisition opportunities with existing or prospective taxable income, or from which we can realize capital gains, that can be offset by use of our net operating loss carry-forwards. Acquisitions involve a number of special problems, including:

•

the need to incur additional indebtedness, issue stock (which may have rights superior to the rights of our common stockholders and which may have a dilutive effect on our common stockholders) or use cash in order to complete the acquisition;

•	difficulty integrating acquired technologies, operations and personnel with the existing businesses;

•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;

•	the working capital needs for acquired companies may be significant;

•	we may acquire a new line of business in which we have no operating history and the success of such new business cannot be assured;

•	exposure to unforeseen liabilities of acquired companies; and

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits.

We may not be able to successfully address these problems. Our future operating results may depend to a significant degree on our ability to successfully identify suitable acquisitions, negotiate such acquisitions on acceptable terms, complete such transactions, integrate acquisitions and manage operations.

The price of our common stock has been volatile and may fluctuate.

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded as low as $2.10 per share and as high as $3.96 per share during the fiscal year ended July 31, 2013. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

We may incur non-cash impairment charges related to goodwill or long-lived assets.

We test goodwill for impairment annually or if a triggering event occurs. We also test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, e-Business and ModusLink PTS, on July 31 of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. As of July 31, 2013 we had goodwill of $3.1 million allocated to the e-Business reporting unit, and $1.8 million of long-lived intangible assets, of which $1.6 million related to e-Business and $0.2 million to ModusLink PTS. The Company performed its annual impairment test on July 31, 2013 and concluded that there was no impairment to either goodwill or long-lived assets. However, we have had material non-cash impairment charges in prior years.

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

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the investee. At July 31, 2013, these investments had a carrying value of $8.0 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. We recorded non-cash impairment charges related to our @Ventures investments of approximately $2.8 million, $2.9 million and $2.5 million during the fiscal years ended July 31, 2013, 2012 and 2011. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations.

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

As previously disclosed, on February 15, 2012, the Division of Enforcement of the SEC informed the Company that it was conducting an inquiry regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. The Company, at the direction of the Audit Committee of the Company’s Board of Directors, is cooperating fully with the SEC staff’s inquiry. At this point, we are unable to predict what, if any, consequences the SEC inquiry may have on us. However, the inquiry has resulted and could continue to result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or other amounts and could become subject to injunctions, an administrative cease and desist order, and/or other equitable remedies. Concurrent with the SEC inquiry, the Audit Committee of the Company’s Board of Directors commenced an investigation of the Company’s accounting treatment with regard to rebates received from vendors, and errors were found. In January 2013 we filed restated financial statements for periods ending on or before January 31, 2012, to correct the discovered accounting errors; however, this did not nor was it expected to resolve the SEC inquiry. Further, the resolution of the SEC inquiry could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. We can provide no assurances as to the outcome of the SEC inquiry, and the outcome could have a material adverse impact on our business.

Litigation pending against us could materially impact our business and results of operations.

We are currently party to various legal and other proceedings. In particular, in January 2013 we filed restated financial statements to correct accounting errors in the Company’s treatment of rebates associated with volume discounts provided by vendors, and certain putative class actions and stockholder derivative actions have been filed against us in response to our announcement of the restatement. See Item 3, Legal Proceedings. These matters may involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. We can provide no assurances as to the outcome of any litigation.

ITEM 1B.—	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—	PROPERTIES

We lease or own more than 25 sites in several countries from which we operate ModusLink, which facilities consist of office and warehouse space. These facilities are located throughout the world, including, but not limited to, facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, the Netherlands, Czech Republic, Singapore, Japan, China, and Australia. ModusLink PTS operates from leased headquarters in Indiana. e-Business operates from its leased facilities in the Netherlands with offices in Massachusetts, Utah, Singapore and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

Our leases generally expire at varying dates through fiscal year 2021 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us.

ITEM 3.—	LEGAL PROCEEDINGS

SEC Inquiry

As previously disclosed, on February 15, 2012, the Company received an inquiry from the SEC regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. To date the SEC has not asserted any formal claims.

Stockholder Litigation

On June 11, 2012, we announced the pending restatement of the Company’s financial statements for the periods ending on or before January 31, 2012 (the “June 11, 2012 Announcement”), related to the Company’s accounting treatment of rebates associated with volume discounts provided by vendors. The restated financial statements were filed on January 11, 2013. After the June 11, 2012 Announcement, stockholders of the Company commenced three purported class actions in the United States District Court for the District of Massachusetts arising from the circumstances described in the June 11, 2012 Announcement (the “Securities Actions”), entitled, respectively:

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. The Court has not yet scheduled a hearing date for the Company’s motion.

On July 13, 2012, a fourth stockholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Samuel Montini, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Case 1:12-CV-11296-DJC and on July 31, 2012, a fifth stockholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Edward Tansey, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R.McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions. The plaintiffs filed a consolidated amended complaint in the Derivative Actions on March 4, 2013, and the Company moved to dismiss the Amended Complaint on April 4, 2013. The Court has not yet scheduled a hearing date for the Company’s motion.

Because the SEC has not asserted any formal claims, and because, with respect to the pending litigation, there has been no decision by the Court with regard to the sufficiency of the complaint(s) and no discovery has been conducted, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

On October 10, 2012, a sixth stockholder, Donald Reith, served upon the Company’s Board of Directors a demand to institute litigation and take other purportedly necessary, but unidentified, remedial measures to redress and prevent a recurrence of purported breaches of fiduciary duties on the part of the Board and unspecified corporate officers allegedly arising from the same facts and circumstances asserted in the Derivative Actions. On February 4, 2013, the Company’s Board of Directors voted unanimously to reject Mr. Reith’s demand.

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

Fiscal Year Ended July 31, 2013	High	Low
First Quarter	$3.96	$2.63
Second Quarter	$3.50	$2.10
Third Quarter	$3.49	$2.67
Fourth Quarter	$3.33	$2.60

Fiscal Year Ended July 31, 2012	High	Low
First Quarter	$4.43	$3.25
Second Quarter	$5.85	$3.98
Third Quarter	$6.00	$4.78
Fourth Quarter	$5.02	$2.60

Stockholders

As of September 30, 2013, there were approximately 2,874 holders of record of common stock of the Company.

Dividends

On March 7, 2011 the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011.

Prior and subsequent to the special cash dividend announced on March 7, 2011, the Company had never declared or paid cash dividends on our common stock. We currently intend to retain earnings, if any, to support our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, any restrictions on payment of dividends under our credit facility, current and anticipated cash needs and plans for expansion.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the quarter ended July 31, 2013.

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2013 to May 31, 2013	1,585	(1)	$2.89	—	—
June 1, 2013 to June 30, 2013	—	(1)	$—	—	—
July 1, 2013 to July 31, 2013	445	(1)	$3.19	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

ITEM 6.—	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2013. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years ended July 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data:
Net revenue	$754,504	$713,947	$844,277	$894,733	$1,001,980

Operating loss	(28,232)	(34,861)	(21,528)	(725)	(173,610)

Loss from continuing operations	(39,330)	(27,608)	(17,987)	(9,279)	(199,509)
Income (loss) from discontinued operations, net of income taxes	(1,025)	(10,500)	(16,478)	(14,562)	126

Net loss	$(40,355)	$(38,108)	$(34,465)	$(23,841)	$(199,383)

Basic and diluted loss per share:
Loss from continuing operations	$(0.84)	$(0.63)	$(0.42)	$(0.21)	$(4.39)
Income (loss) from discontinued operations, net of income taxes	$(0.02)	$(0.24)	$(0.38)	$(0.33)	$0.00

Net loss	$(0.86)	$(0.87)	$(0.80)	$(0.54)	$(4.39)

Shares used in computing basic loss per share	46,654	43,565	43,294	44,104	45,372
Shares used in computing diluted loss per share	46,654	43,565	43,294	44,104	45,372

	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Working capital	$114,655	$113,511	$152,383	$179,452	$199,802
Total assets	343,696	358,882	422,247	525,941	556,027
Long-term liabilities	10,360	11,374	14,562	20,155	21,271
Stockholders’ equity	156,905	165,132	214,542	275,514	308,465

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ModusLink Global Solutions executes comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, medical devices, software, and retail. The Company’s operations are supported by a global footprint that includes more than 25 sites across North America, Europe, and the Asia Pacific region. We believe that by leveraging our global footprint, we will be able to optimize our clients’ supply chains using multi-facility, multi-geographic solutions.

Management evaluates operating performance based on net revenue, operating income (loss), and net income (loss), and, across its segments, on the basis of “adjusted operating income (loss),” which is defined as operating income (loss) excluding net charges related to depreciation, amortization of intangible assets, impairment of goodwill and long-lived assets, share-based compensation, restructuring and other charges not related to our baseline operating results. See Note 4 of the accompanying notes to the consolidated financial statements included in Item 8 for segment information, including a reconciliation of adjusted operating income (loss) to net income (loss).

Historically, a significant portion of our revenue from our Supply Chain Business has been generated from clients in the computing and software markets. These markets are mature and, as a result, gross margins in these markets tend to be low. To address this, in addition to the computing and software markets, we have expanded our sales focus to include additional markets within technology, such as communications and consumer electronics, and outside of technology, such as medical devices. We believe these markets may experience faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often have significant need for a supply chain partner who will be an extension to their business models.

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

For the year ended July 31, 2013, the Company reported net revenue of $754.5 million, operating loss of $28.2 million, loss from continuing operations before income taxes of $35.6 million, net loss of $40.4 million and a gross margin percentage of 9.9%. We currently conduct business in many countries including, but not limited to, the Netherlands, France, Ireland, Czech Republic, Singapore, China, Japan, Australia, and Mexico, in addition to our United States operations.

As a large portion of our revenue comes from outsourcing services provided to clients such as hardware manufacturers, software publishers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The market for our services is very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the fiscal year ended July 31, 2013, our gross margin percentage was 9.9%. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to areas where our clients’ products are manufactured or to our clients’ end markets to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2013, sales to Hewlett-Packard accounted for approximately 29% of our consolidated net revenue, while ten clients accounted for approximately 76% of our consolidated net revenue. For the fiscal year ended July 31, 2012, sales to Hewlett-Packard accounted for approximately 31% of our consolidated net revenue while ten clients accounted for approximately 69% of our consolidated net revenue. For the fiscal year ended July 31, 2011, sales to Hewlett-Packard accounted for approximately 29% of our consolidated net revenue while ten clients accounted for approximately 75% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

On March 12, 2013, stockholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. (“Steel Partners”) at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Partners a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The Company intends to use the cash received for general corporate purposes. At July 31, 2013, we had cash and cash equivalents and available-for-sale securities of $78.0 million, and working capital of $114.7 million.

Basis of Presentation

The Company has five operating segments: Americas; Asia; Europe; e-Business; and ModusLink PTS. The Company has three reportable segments: Americas; Asia; and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All Other category. The All Other category primarily represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities.

All significant intercompany transactions and balances have been eliminated in consolidation.

As discussed further in Note 5 of our consolidated financial statements, Discontinued Operations and Divestitures, in Item 8 below, the Company’s wholly-owned subsidiary, TFL sold substantially all of its assets on January 11, 2013. The Company determined that the sale of TFL qualified for discontinued operations presentation in the accompanying consolidated financial statements.

Results of Operations

Fiscal Year 2013 compared to Fiscal Year 2012

Net Revenue:

	2013	As a % of Total Net Revenue	2012	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$268,490	35.6%	$249,940	35.0%	$18,550	7.4%
Asia	212,963	28.2%	218,880	30.7%	(5,917)	(2.7%)
Europe	237,222	31.4%	211,319	29.6%	25,903	12.3%
All Other	35,829	4.8%	33,808	4.7%	2,021	6.0%

Total	$754,504	100.0%	$713,947	100.0%	$40,557	5.7%

Net revenue increased by approximately $40.6 million for the fiscal year ended July 31, 2013, as compared to the prior fiscal year. Revenue from new programs was $128.8 million during fiscal 2013, as compared to $72.5 million in fiscal 2012. The $56.3 million increase in revenue from new programs was primarily due to engagements with clients in the consumer electronics and consumer products industries that contributed to revenue in all regions. The increase in revenue from new programs was partially offset by a $15.7 million decrease in revenues in our base business from $641.4 million in the prior year period to $625.7 million in fiscal 2013. The Company defines new programs as client programs that have been executed for fewer than 12 months. Base business is defined as client programs that have been executed for 12 months or more. Approximately $452.8 million of the net revenue for the fiscal year ended July 31, 2013 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $442.4 million for the fiscal year ended July 31, 2012.

During the fiscal year ended July 31, 2013, net revenue in the Americas region increased by $18.6 million. This increase resulted primarily from revenue from a new program with a consumer electronics client, partially offset by the effects of lower order volumes from an existing client that is reorganizing its supply chain operations. Within the Asia region, the net revenue decrease of $5.9 million primarily resulted from the effects of lower volume from certain existing programs related to the personal computer market, partially offset by revenue contributions from a new program. Within the Europe region, the net revenue increase of $25.9 million was driven by increases in client order volumes, as a result of improved economic and client-specific conditions within this region. Within All Other, which is comprised primarily of e-Business, the net revenue increase of $2.0 million was driven by increases in client order volumes.

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

Cost of Revenue:

	2013	As a % of Segment Net Revenue	2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$253,084	94.3%	$246,727	98.7%	$6,357	2.6%
Asia	165,770	77.8%	170,674	78.0%	(4,904)	(2.9%)
Europe	230,388	97.1%	200,015	94.7%	30,373	15.2%
All Other	30,892	86.2%	27,971	82.7%	2,921	10.4%

Total	$680,134	90.1%	$645,387	90.4%	$34,747	5.4%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased by $34.7 million for the fiscal year ended July 31, 2013, as compared to the fiscal year ended July 31, 2012, primarily due to higher order volume. Gross margins for fiscal year 2013 were 9.9% as compared to 9.6% in fiscal year 2012.

For the fiscal year ended July 31, 2013, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 5.7%, 22.2% and 2.9%, as compared to 1.3%, 22.0% and 5.3%, respectively, for the same period of the prior year. The increase in gross margin within the Americas region is attributed to the favorable revenue mix and the impact of cost reduction programs at certain facilities. Gross margin within the Asia region was essentially unchanged compared to the prior year. Within the Europe region, the decrease in gross margin is primarily attributed to unfavorable revenue mix. Gross margins for All Other, which is comprised primarily of e-Business for the fiscal year ended July 31, 2013, were 13.8%, compared with 17.3% in the prior year period. This decrease resulted from a loss of higher gross margin business, replaced by lower gross margin business.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly as China, matures.

Selling, General and Administrative Expenses:

	2013	As a % of Segment Net Revenue	2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$13,892	5.2%	$15,557	6.2%	$(1,665)	(10.7%)
Asia	21,925	10.3%	26,110	11.9%	(4,185)	(16.0%)
Europe	19,289	8.1%	22,213	10.5%	(2,924)	(13.2%)
All Other	2,765	7.7%	3,738	11.1%	(973)	(26.0%)

Sub-total	57,871	7.7%	67,618	9.5%	(9,747)	(14.4%)
Corporate-level activity	29,101	—	27,119	—	1,982	7.3%

Total	$86,972	11.5%	$94,737	13.3%	$(7,765)	(8.2%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation and marketing expenses. Selling, general and administrative expenses during the fiscal year ended July 31, 2013 decreased by $7.8 million compared to the fiscal year ended July 31, 2012, primarily as a result of a $9.0 million decrease in expenses resulting from the Company’s cost reduction activities. Within the Company’s sales and marketing, IT, and human resource departments, expenses decreased by $4.6 million, $2.4 million, and $0.6 million, respectively. These decreases were partially offset by a $5.1 million increase in legal fees and other costs associated with the Company’s Securities and Exchange Commission inquiry and stockholder litigation, to $7.8 million for the year ended July 31, 2013.

Amortization of Intangible Assets:

	2013	As a % of Segment Net Revenue	2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$150	0.1%	$150	0.1%	$—	—
Asia	—	—	—	—	—	—
Europe	—	—	—	—	—	—
All Other	983	2.7%	989	2.9%	(6)	(0.6%)

Total	$1,133	0.2%	$1,139	0.2%	$(6)	(0.5%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. Amortization expense was essentially flat as compared to the prior year period. The remaining intangible assets are being amortized over lives ranging from 1 to 2 years.

Impairment of Goodwill and Long-Lived Assets:

	2013	As a % of Segment Net Revenue	2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	—	$—	—	$—	—
Asia	—	—	—	—	—	—
Europe	—	—	1,128	0.5%	(1,128)	(100.0%)
All Other	—	—	—	—	—	—

Total	$—	—	$1,128	0.2%	$(1,128)	(100.0%)

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There were no goodwill impairments for the years ended July 31, 2013 and 2012.

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

Restructuring, net:

	2013	As a % of Segment Net Revenue	2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,594	0.6%	$1,615	0.6%	$(21)	(1.3%)
Asia	2,427	1.1%	646	0.3%	1,781	275.7%
Europe	9,636	4.1%	3,680	1.7%	5,956	161.8%
All Other	840	2.3%	475	1.4%	365	76.8%

Sub-total	14,497	1.9%	6,416	0.9%	8,081	126.0%
Corporate-level activity	—	—	—	—	—	—

Total	$14,497	1.9%	$6,416	0.9%	$8,081	126.0%

During the fiscal year ended July 31, 2013 the Company recorded a net restructuring charge of $14.5 million. Of this amount, $13.4 million primarily related to the workforce reduction of 465 employees across all operating segments, and $1.1 million related to contractual obligations related to a facility closure in Hungary.

During the fiscal year ended July 31, 2012 the Company recorded a net restructuring charge of $6.4 million. Of this amount, $4.8 million primarily related to the workforce reduction of 270 employees in the Americas, Asia, and Europe, $1.6 million related to contractual obligations related to facility closure at the Raleigh facility. These restructuring charges are net of $0.3 million in reductions to initial estimates for recorded employee-related expenses and facilities lease obligations primarily based on changes in underlying assumptions.

Interest Income/Expense:

During the fiscal year ended July 31, 2013, interest income decreased to $0.3 million from $0.4 million during the fiscal year ended July 31, 2012.

Interest expense totaled approximately $0.6 million and $0.4 million for the fiscal years ended July 31, 2013 and 2012, respectively. The increase in interest expense as compared to the prior year period relates to $0.2 million of amortization of deferred financing charges associated with the Company’s new credit facility, which commenced on October 31, 2012. Interest expense of $0.4 million recorded in both periods related to the Company’s stadium obligation.

Other Gains (Losses), net:

Other losses, net were $2.6 million for the fiscal year ended July 31, 2013. During the fiscal year ended July 31, 2013, the Company recorded foreign exchange losses of $2.1 million related to realized and unrealized losses from foreign currency exposures and settled transactions in Europe and Asia, as well as other losses in the Americas of $0.5 million.

Other gains, net were $14.4 million for the fiscal year ended July 31, 2012. During the fiscal year ended July 31, 2012, the Company recorded gains from the derecognition of accrued pricing liabilities related to the releases of claims received from certain clients of $11.8 million and foreign exchange gains of $2.9 million related to realized and unrealized gains from foreign currency exposures and settled transactions in Europe and Asia, partially offset by net losses in the Americas. These gains were offset by other net losses of $0.3 million.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments results from the Company’s minority ownership in certain investments that are accounted for under the equity method and impairments on its equity method and cost method investments. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates and impairments was $4.4 million and $4.1 million for the fiscal years ended July 31, 2013 and 2012, respectively. For the fiscal years ended July 31, 2013 and 2012, the Company recorded its proportionate share of the affiliates’ losses of $1.6 million and $1.2 million, respectively. During the fiscal year ended July 31, 2013 and 2012, the Company also recorded impairment charges of $2.8 million and $2.9 million, respectively, on certain investments included in the @Ventures portfolio of companies.

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

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $8.0 million of investments in affiliates at July 31, 2013 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.8 million to $1.6 million.

Income Tax Expense:

During the fiscal year ended July 31, 2013, the Company recorded income tax expense of approximately $3.8 million compared to income tax expense of $3.0 million, for the prior fiscal year. For the fiscal years ended July 31, 2013 and 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the fiscal year ended July 31, 2013, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. For the fiscal year ended July 31, 2012, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the fiscal years ended July 31, 2013 and 2012, the Company recorded losses from discontinued operations of $1.0 million and $10.5 million, respectively. As discussed further in Note 5 to the accompanying consolidated financial statements, on January 11, 2013, the Company’s wholly-owned subsidiary, TFL, sold substantially all of its assets to Encore Holdings, LLC (“Encore”). The $9.5 million decrease in the loss from discontinued operations is primarily attributable to $9.5 million of reduced TFL operating losses and a $0.6 million gain on the sale of the TFL business. These increases were partially offset by an increase of $0.6 million related to losses associated with the Company’s other discontinued operations, which relate to a previously closed facility. During the prior year, the Company recorded $0.8 million related to the execution of a sublease of the Company’s previously closed facility, which resulted in an adjustment to the Company’s estimate of future minimum lease payments recoverable through sublease receipts. This adjustment, which did not recur in fiscal 2013, had the effect of increasing income from discontinued operations during fiscal 2012.

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, the Company uses Adjusted EBITDA, a non-GAAP financial measure, to assess its performance. EBITDA represents earnings before interest, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of professional fees associated with our SEC inquiry and financial restatement, strategic alternatives and other professional fees, the settlement of the TFL acquisition escrow, executive severance and employee retention, restructuring, share-based compensation, impairments of goodwill and long-lived assets, other non-operating gains or losses, net, equity in losses of affiliates and impairments, and discontinued operations.

We believe that providing Adjusted EBITDA to investors is useful as this measure provides important supplemental information of our performance to investors and permits investors and management to evaluate the operating performance of our core supply chain business. We use Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of incentive compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our core supply chain business. We believe that the Adjusted EBITDA financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the core supply chain business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision making.

Adjusted EBITDA is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies.

Adjusted EBITDA has limitations as an analytical tool. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•

non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table includes the reconciliations of our U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for fiscal 2013, 2012 and 2011:

	Years Ended July 31,
	2013	2012	2011
Net loss	$(40,355)	$(38,108)	$(34,465)

Interest income	(300)	(380)	(238)
Interest expense	612	373	462
Income tax expense	3,779	3,035	819
Depreciation	14,118	13,920	16,705
Amortization of intangible assets	1,133	1,139	4,750

EBITDA	(21,013)	(20,021)	(11,967)

SEC inquiry and financial restatement costs	10,761	3,114	—
Strategic alternative and other professional fees	1,270	9,686	1,989
Settlement of TFL acquisition escrow	—	(3,399)	—
Executive severance and employee retention	1,417	2,111	—
Restructuring	14,497	6,416	795
Share-based compensation	2,308	2,990	3,481
Impairment of goodwill and long-lived assets	—	1,128	15,889
Other non-operating (gains) losses, net	592	(11,442)	(12,915)
Equity in losses of affiliates and impairments	4,365	4,109	4,308
Discontinued operations	1,025	10,500	16,478

Adjusted EBITDA	$15,222	$5,192	$18,058

Our Adjusted EBITDA measure reflects adjustments based on the following items:

SEC inquiry and financial restatement costs. We exclude external costs related to our SEC inquiry and financial restatement. We exclude these costs because we do not believe they are indicative of our normal operating costs.

Strategic alternatives and other professional expenses. We exclude certain professional fees related to our evaluation of strategic alternatives, cost alignment initiatives, and proxy contests with activist investors. We exclude these costs because we do not believe they are indicative of our normal operating costs.

Settlement of TFL acquisition escrow. During fiscal year 2012, the Company received $3.4 million from the release of funds held in escrow in settlement of potential claims related to the Company’s purchase of TFL in fiscal 2010. The receipt of this payment had the impact of reducing our selling, general and administrative expense in fiscal year 2012 and is not indicative of our normal operating costs.

Executive severance and employee retention. During the fourth quarter of fiscal 2012, we incurred severance charges related to certain executives of the Company. In addition, during the fourth quarter of fiscal 2012, the Company awarded retention bonuses to executives and other key employees of the Company. We exclude these costs because we do not believe they are indicative of our normal operating costs.

Restructuring. We incur charges due to the restructuring of our business, including severance charges and contractual obligations associated with facility reductions resulting from our streamlining efforts. The amount and timing of any future restructuring activity is difficult to predict.

Share-based Compensation Expense. We incur expenses related to share-based compensation included in our U.S. GAAP presentation of cost of revenues and selling, general and administrative expense. Although share-based compensation is an expense we incur and is viewed as a form of compensation, the expense varies in amount from period to period, and is affected by market forces that are difficult to predict and are not within the control of management, such as the market price and volatility of our shares, risk-free interest rates and the expected term and forfeiture rates of the awards.

Impairment of goodwill and long-lived assets. Although an impairment of goodwill and long-lived assets does not directly impact the Company’s current cash position, such expense represents the declining value of the goodwill recorded at the time of the business acquisition and the other long-lived assets that were acquired. We exclude these impairments because they are not indicative of our normal operating costs.

Other non-operating (gains) losses. We exclude other non-operating (gains) losses as they do not relate to the performance of our core supply chain business. This caption includes items such as the derecognition of accrued pricing liabilities and gains or losses on the sale of assets.

Equity in losses of affiliates and impairments. We exclude equity in losses of affiliates and impairments related to our @Ventures portfolio of investments. We exclude these costs because they are not related to or indicative of the results of the Company’s core supply chain business.

Discontinued Operations. We exclude gains or losses associated with the Company’s discontinued operations. We exclude these costs because they are not indicative of the results of the Company’s core supply chain business.

Fiscal Year 2012 compared to Fiscal Year 2011

Net Revenue:

	2012	As a % of Total Net Revenue	2011	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$249,940	35.0%	$296,362	35.1%	$(46,422)	(15.7%)
Asia	218,880	30.7%	233,724	27.7%	(14,844)	(6.4%)
Europe	211,319	29.6%	275,065	32.6%	(63,746)	(23.2%)
All Other	33,808	4.7%	39,126	4.6%	(5,318)	(13.6%)

Total	$713,947	100.0%	$844,277	100.0%	$(130,330)	(15.4%)

Net revenue decreased by approximately $130.3 million for the fiscal year ended July 31, 2012, as compared to the prior fiscal year. This decrease was primarily a result of lower volumes and cancellations of certain existing client programs as compared to the year-ago period. Approximately $442.4 million of the net revenue for the fiscal year ended July 31, 2012 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $527.4 million for the fiscal year ended July 31, 2011.

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

A significant portion of our client base operates in the technology sector, which is intensely competitive and very volatile. Our clients’ order volumes vary from quarter to quarter for a variety of reasons, including market acceptance of their new product introductions and overall demand for their products including seasonality factors. This business environment, and our mode of transacting business with our clients, does not lend itself to precise measurement of the amount and timing of future order volumes, and as a result, consolidated and segment sales volumes and revenue can vary significantly from period to period. We sell primarily on a purchase order basis, rather than pursuant to contracts with minimum purchase requirements. These purchase orders are generally for quantities necessary to support near-term demand for our clients’ products.

Cost of Revenue:

	2012	As a % of Segment Net Revenue	2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$246,727	98.7%	$292,490	98.7%	$(45,763)	(15.6%)
Asia	170,674	78.0%	179,438	76.8%	(8,764)	(4.9%)
Europe	200,015	94.7%	259,207	94.2%	(59,192)	(22.8%)
All Other	27,971	82.7%	32,526	83.1%	(4,555)	(14.0%)

Total	$645,387	90.4%	$763,661	90.5%	$(118,274)	(15.5%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $118.3 million for the fiscal year ended July 31, 2012, as compared to the fiscal year ended July 31, 2011, primarily due to lower order volume. The gross margin percentage for fiscal year 2012 of 9.6% was essentially flat as compared to 9.5% in fiscal year 2011.

For the fiscal year ended July 31, 2012, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 1.3%, 22.0% and 5.3%, as compared to 1.3%, 23.2% and 5.8%, respectively, for the same period of the prior year. The gross margin within the Americas region remained flat due to the favorable impact of cost reduction programs at certain facilities offset by the recording of a $3.6 million inventory write-off related to a cancelled client program. Within the Asia region, the decrease in gross margin is primarily attributed to increasing indirect labor salaries and benefits. Within the Europe region, the decrease in gross margin is attributed to the effect of the fixed portions of indirect labor and infrastructure costs on lower volumes and an unfavorable change in client mix. Gross margins for e-Business for the fiscal year ended July 31, 2012 was 17.3%, compared with 16.9% in the prior year period.

As a result of the lower overall cost of delivering the Company’s services in the Asia region, particularly China, we expect gross margin levels in Asia to continue to exceed those earned in the Americas and Europe regions. However, we expect that there will continue to be pressure on gross margin levels in Asia as the market, particularly as China, matures.

Selling, General and Administrative Expenses:

	2012	As a % of Segment Net Revenue	2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$15,557	6.2%	$15,470	5.2%	$87	0.6%
Asia	26,110	11.9%	23,085	9.9%	3,025	13.1%
Europe	22,213	10.5%	22,023	8.0%	190	0.9%
All Other	3,738	11.1%	3,713	9.5%	25	0.7%

Sub-total	67,618	9.5%	64,291	7.6%	3,327	5.2%
Corporate-level activity	27,119	—	16,419	—	10,700	65.2%

Total	$94,737	13.3%	$80,710	9.6%	$14,027	17.4%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation and marketing expenses. Selling, general and administrative expenses during the fiscal year ended July 31, 2012 increased by approximately $14.0 million compared to the fiscal year ended July 31, 2011, primarily as a result of a $8.6 million increase in professional fees for consultants to assist with the Company’s investments in sales and marketing and cost alignment initiatives, evaluation of strategic alternatives, ongoing SEC inquiry and other consulting projects within the Company’s finance and marketing organizations, and a $5.8 million increase in salary costs within the Company, of which $2.0 million relates to severance payments. These increases were partially offset by a $2.5 million decrease in costs within the Company’s IT organization resulting from cost reduction activities.

Amortization of Intangible Assets:

	2012	As a % of Segment Net Revenue	2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$150	0.1%	$2,313	0.8%	$(2,163)	(93.5%)
Asia	—	—	1,448	0.6%	(1,448)	(100.0%)
Europe	—	—	—	—	—	—
All Other	989	2.9%	989	2.5%	—	—

Total	$1,139	0.2%	$4,750	0.6%	$(3,611)	(76.0%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of Modus Media, Inc., ModusLink OCS, and ModusLink PTS. The $3.6 million decrease in amortization expense is due to the write-off of certain intangible assets during the quarter ended January 31, 2011 and that the intangible assets related to the Modus Media Inc. acquisition have been fully amortized by the end of fiscal year 2011.

Impairment of Goodwill and Long-Lived Assets:

	2012	As a % of Segment Net Revenue	2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	—	$15,889	5.4%	$(15,889)	(100.0%)
Asia	—	—	—	—	—	—
Europe	1,128	0.5%	—	—	1,128	—
All Other	—	—	—	—	—	—

Total	$1,128	0.2%	$15,889	1.9%	$(14,761)	(92.9%)

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

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets, which includes amortizable intangible assets for its ModusLink PTS reporting unit in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of operating results and future prospects for the ModusLink PTS reporting unit.

As a result of the impairment tests performed during fiscal year 2011, the Company concluded that its goodwill was impaired and recorded a $7.1 million non-cash goodwill impairment charge for ModusLink PTS during the second quarter of fiscal year 2011. The Company also determined that its intangible assets were impaired and recorded a non-cash intangible asset impairment charge of $8.8 million for ModusLink PTS during the three months ended January 31, 2011.

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

While performing the interim goodwill impairment test in 2011, the Company lowered its forecast of revenue growth and gross profit margins for ModusLink PTS for fiscal years 2011 to 2018. Revenue growth rates and gross profit margins are the variables which make the most significant impact to the discounted cash flow models for this reporting unit. The decline in the forecast for ModusLink PTS was attributable to our consideration of the operating losses for the reporting unit during the first half of fiscal year 2011, the consideration of the impact that the departure of key personnel could have on our future operating results for the reporting unit, and increasingly adverse trends that resulted in further deterioration of then-current and future operating results.

In connection with completing the goodwill impairment analysis the Company also evaluated the recoverability of its long-lived assets at the ModusLink PTS reporting unit. The asset group for ModusLink PTS is at the reporting unit level. Recoverability of the asset groups is determined by comparing forecasted undiscounted net cash flows of the reporting unit to its respective carrying value. If the asset group’s cash flows are determined to be unable to recover the carrying amount of its net assets, then a loss is recognized equal to the amount by which the asset group’s carrying value exceeds its fair value. The loss is then allocated among the long-lived assets based on their relative carrying amounts, with the exception that a loss allocated to an individual asset should not reduce the carrying amount of that asset below its fair value. Based upon this evaluation the Company determined that the estimated future undiscounted cash flows related to this asset groups was below its carrying value, and therefore the asset groups was impaired.

During the fourth quarter of fiscal year 2012 and 2011, the Company completed its annual impairment analysis of goodwill and performed an impairment analysis on its long-lived assets. As a result of the analyses the Company concluded that there was no additional impairment of its goodwill and long-lived assets for fiscal years 2012 and 2011.

Restructuring, net:

	2012	As a % of Segment Net Revenue	2011	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,615	0.6%	$171	0.1%	$1,444	844.4%
Asia	646	0.3%	586	0.3%	60	10.2%
Europe	3,680	1.7%	37	—	3,643	9845.9%
All Other	475	1.4%	1	—	474	47400.0%

Sub-total	6,416	0.9%	795	0.1%	5,621	707.0%
Corporate-level activity	—	—	—	—	—	—

Total	$6,416	0.9%	$795	0.1%	$5,621	707.0%

During the fiscal year ended July 31, 2012, the Company recorded a net restructuring charge of approximately $6.4 million. Of this amount, approximately $4.8 million primarily related to the workforce reduction of 270 employees in the Americas, Asia, and Europe.

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

Interest expense totaled approximately $0.4 million and $0.5 million for the fiscal years ended July 31, 2012 and 2011, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation.

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

Other gains, net, were approximately $8.9 million for the fiscal year ended July 31, 2011. During the fiscal years ended July 31, 2011, the Company recorded gains from the derecognition of accrued pricing liabilities related to the releases of claims received from certain customers of approximately $13.5 million offset by foreign exchange losses of approximately $4.0 million due to realized and unrealized gains and losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe. Also, during the fiscal year ended July 31, 2011, the Company recorded a $0.1 million write-off of an investment in a private company, which had filed for bankruptcy. These losses were partially offset by a gain of approximately $0.1 million related to the sale of available for sale securities and gains of approximately $0.1 million related to the distribution of proceeds from the acquisition by third parties of H2Gen Innovation, Inc. and M2E Power, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow. H2Gen Innovations, Inc. and M2E Power, Inc. were @Ventures portfolio companies that were acquired by third parties in previous reporting periods.

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies and is not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. During the third quarter of 2012, the Company became aware that there may be indicators of impairment for certain investments in the @Ventures portfolio of companies. The Company completed its evaluation of impairment of these investments and based on the Company’s evaluation, it recorded a $2.9 million impairment charge during the fiscal year ended July 31, 2012.

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

Income Tax Expense:

During the fiscal year ended July 31, 2012, the Company recorded income tax expense of approximately $3.0 million compared to income tax expense of $0.8 million for the prior fiscal year. For the fiscal years ended July 31, 2012 and 2011, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. Additionally, net tax expense for the fiscal year ended July 31, 2011 includes the reversal of an uncertain tax position reserve of $3.7 million.

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

Discontinued Operations:

During the fiscal year ended July 31, 2012, the Company recorded loss from discontinued operations of approximately $10.5 million, as compared to a loss of $16.5 million for same period in the prior fiscal year. The $6.0 decrease in the loss from discontinued operations is attributable to reduced operating losses within the TFL business of $5.2 million and $0.8 million related to the execution of a sublease of the Company’s previously closed facility, which resulted in an adjustment to the Company’s estimate of future minimum lease payments recoverable through sublease receipts.

Liquidity and Capital Resources

In recent years, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of July 31, 2013, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $77.9 million.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all assets of the Company. As of July 31, 2013, the calculated borrowing base was $29.9 million. The Credit Facility terminates on October 31, 2015. Interest on the Credit Facility is based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility includes one restrictive financial covenant, which is minimum EBITDA, and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, engage in a change of control event, transfer cash to foreign subsidiaries or dispose of assets or property without prior approval from the lenders. The Company did not have any outstanding indebtedness related to the Credit Facility as of July 31, 2013.

Consolidated working capital was $114.7 million at July 31, 2013, compared with $113.5 million at July 31, 2012. Included in working capital were cash and cash equivalents of $77.9 million at July 31, 2013 and $52.4 million at July 31, 2012. The increase in working capital is primarily due to the investment of $30.0 million by Steel Partners on March 12, 2013, partially offset by a $22.7 million decrease in the Company’s inventory balance and a $6.8 million decrease in accounts receivable. During the fourth quarter of 2013 the Company entered into a factoring agreement with a third-party financial institution for the sale of certain accounts receivable, without recourse. See Note 19 to the accompanying consolidated financial statements.

Cash provided by (used in) operating activities of continuing operations represents net loss as adjusted for non-cash items and changes in operating assets and liabilities. Net cash provided by (used in) operating activities of continuing operations was $8.7 million and $(38.3) million for the fiscal years ended July 31, 2013 and 2012, respectively. The $47.0 million increase in cash provided by operating activities of continuing operations for the fiscal year ended July 31, 2013 compared with the prior year was due primarily to management of working capital items, especially inventory and accounts receivable, offset in part by cash outflows for restructuring activities and costs incurred in connection with the restatement of our financials during fiscal year 2013. During the fiscal year ended July 31, 2013, non-cash items included depreciation expense of $14.1 million, amortization of intangible assets of $1.1 million, non-operating losses, net, of $2.6 million, equity in losses of affiliates and impairments of $4.4 million and share-based compensation of $2.3 million.

During the fiscal year ended July 31, 2012, non-cash items included impairment of goodwill and long-lived assets of $1.1 million, depreciation expense of $13.9 million, amortization of intangible assets of $1.1 million, non-operating gains, net, of $14.4 million, equity in losses of affiliates and impairments of $4.1 million and share-based compensation of $3.0 million.

The Company believes that its cash flows related to operating activities of continuing operations are dependent on several factors, including increased profitability, more effective inventory management practices, and optimization of the credit terms of vendors and clients of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the consumer electronics sector and the market for supply chain management services, as discussed above in the “Overview” section.

Investing activities of continuing operations used cash of $8.1 million and $14.0 million for the fiscal years ended July 31, 2013 and 2012, respectively. The $8.1 million of cash used in investing activities during the fiscal year ended July 31, 2013 resulted primarily from $7.3 million in capital expenditures and $1.7 million of investments in affiliates, partially offset by $1.3 million of proceeds received from the sale of TFL’s assets. The $14.0 million of cash used in investing activities during the fiscal year ended July 31, 2012 resulted primarily from $11.1 million in capital expenditures and, $2.9 million of investments in affiliates. As of July 31, 2013, the Company had a carrying value of $8.0 million of investments in affiliates, which may be a potential source of future liquidity. However, the Company does not anticipate being dependent on liquidity from these investments to fund either its short-term or long-term cash requirements.

Financing activities of continuing operations provided (used) cash of $26.0 million and $(0.2) million for the fiscal years ended July 31, 2013 and 2012, respectively. The $26.0 million of cash provided by financing activities of continuing operations during the fiscal year ended July 31, 2013 primarily related to $27.7 million of proceeds, net of transaction costs, on the sale of common stock to Steel Partners, partially offset by $1.4 million of payments of deferred financing costs. The $0.2 million of cash used for financing activities of continuing operations during the fiscal year ended July 31, 2012 primarily related to $0.2 million of cash used to repurchase the Company’s stock and $0.1 million of capital lease repayments, which were partially offset by $0.1 million of proceeds from the issuance of common stock. During the fiscal year ended July 31, 2012, the Company drew down $10.0 million from a then available, but now expired, revolving credit facility that was repaid within the year.

For the fiscal years ended July 31, 2013 and 2012, cash used for discontinued operations totaled $1.6 million in both years, primarily for ongoing lease obligations and operating and investing activities of the TFL business.

Given the Company’s cash resources as of July 31, 2013, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of July 31, 2013. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are acceptable to the Company, or at all.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as discussed in Note 13 in the consolidated financial statements in Item 8.

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2013 are as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases	$66,753	$18,995	$23,976	$12,418	$11,364
Capital leases	401	98	145	158	—
Stadium obligations	3,200	1,600	1,600	—	—
Purchase obligations	31,535	31,535	—	—	—

Total(1)	$101,889	$52,228	$25,721	$12,576	$11,364

(1)	These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2013, our reserves for income taxes totaled approximately $1.0 million.

The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 17 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

Total rent and equipment lease expense charged to continuing operations was $25.2 million, $26.5 million, and $29.2 million for the fiscal years ended July 31, 2013, 2012, and 2011, respectively.

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

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2013, the Company had no recorded liabilities with respect to these arrangements.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured in accordance with the provisions under the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). The Company’s shipping terms vary by client and can include FOB shipping point, which means that risk of loss passes to the client when it is shipped from the Company’s location, as well as other terms such as ex-works, meaning that title and risk of loss transfer upon delivery of product to the customer’s designated carrier. The Company also evaluates the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred, in accordance with ASC Topic 605.

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

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2013, the Company’s accrued restructuring balance totaled $5.2 million, of which remaining contractual obligations represented $1.2 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate advisors to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%—20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.5 million to $1.0 million.

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

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations.

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates its forfeiture rate based on a historical analysis of share-based payment award forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to share-based compensation expense may be required. The Company uses the binomial-lattice option-pricing model (“binomial-lattice model”) for valuation of share-based awards with time-based vesting. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. For share-based awards based on market conditions, specifically, the Company’s stock price, the compensation cost and derived service periods are estimated using the Monte Carlo valuation method. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and Monte Carlo valuations and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value. As of July 31, 2013, $5.2 million, $9.5 million, $12.8 million, and $6.2 million of the Company’s long-lived assets related to the Americas, Asia, Europe, and e-Business reporting units, respectively, consisting primarily of property and equipment, and to a lesser extent intangible assets, either specifically identifiable to or allocated to the segments. As a result of the analyses performed during 2013 the Company concluded that there was no impairment to these assets.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for its reporting units on July 31, of each fiscal year. As of July 31, 2013, the $3.1 million recorded for goodwill relates to the e-Business reporting unit. As a result of the analyses performed during 2013, the Company concluded that there was no impairment of the Company’s goodwill.

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

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test as of January 31, 2011. As a result of our interim impairment analysis and in connection with the preparation of our quarterly financial statements for the quarter ended January 31, 2011, the Company recorded a $7.1 million non-cash impairment charge for ModusLink PTS. The Company also determined that intangible assets were impaired and recorded a non-cash intangible asset impairment charge of $8.8 million for ModusLink PTS due to low operating margins and low projected future growth.

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $2.8 million, $2.9 million, and $2.5 million for fiscal years ended July 31, 2013, 2012, and 2011, respectively. These impairment losses are reflected in “Equity in income (losses) of affiliates and impairments” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $8.0 million of investments in affiliates at July 31, 2013 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by approximately $0.8 million to $1.6 million.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statements of Operations. During fiscal years ended July 31, 2013, 2012, and 2011, no such gains or losses had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2013, 2012 and 2011, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2013 totaled approximately $2.0 billion, $451.9 million and $60.1 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $38.2 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued $1.0 million for exposures as of July 31, 2013.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update amends ASC 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company is currently evaluating the impact this update will have on its financial statements.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statements of Operations. As of July 31, 2013, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At July 31, 2013, the Company had no outstanding borrowings under its Credit Facility and the Company did not have any open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2013, the Company did not have any derivative financial instruments.

Revenue from our foreign operating segments accounted for 60% of total revenue during the fiscal year ended July 31, 2013. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Renminbi, Czech Koruna, Taiwan Dollars, Japanese Yen, Australian Dollars, Malaysian Ringgits and Mexican Pesos. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenue and operating expenses for our international operations. Similarly, our revenue and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2013, we recorded foreign currency translation gains of $3.1 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2013, we recorded foreign currency transaction losses of $2.1 million which are recorded in “Other gains (losses), net” in our Consolidated Statement of Operations.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP Boston, Massachusetts October 15, 2013

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$77,916	$52,369
Available-for-sale securities	61	131
Accounts receivable, trade, net of allowance for doubtful accounts of $64 and $344, at July 31, 2013 and 2012, respectively	142,098	148,931
Inventories, net	61,322	83,990
Prepaid expenses and other current assets	9,689	10,466

Total current assets	291,086	295,887
Property and equipment, net	34,290	40,772
Investments in affiliates	7,970	10,803
Goodwill	3,058	3,058
Other intangible assets, net	1,764	2,897
Other assets	5,528	5,465

Total assets	$343,696	$358,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of obligations under capital leases	$98	$73
Accounts payable	110,148	110,520
Accrued restructuring	4,670	1,724
Accrued expenses	34,748	41,753
Other current liabilities	26,157	26,778
Current liabilities of discontinued operations	610	1,528

Total current liabilities	176,431	182,376

Long-term portion of accrued restructuring	494	—
Obligations under capital leases, less current installments	303	69
Other long-term liabilities	9,563	11,012
Non-current liabilities of discontinued operations	—	293

Long-term liabilities	10,360	11,374

Total liabilities	186,791	193,750

Commitments and contingencies (notes 13 and 16)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share. 5,000,000 shares authorized; zero issued or outstanding shares at July 31, 2013 and 2012	—	—
Common stock, $0.01 par value per share. 1,400,000,000 shares authorized; 51,575,893 issued and outstanding shares at July 31, 2013; 43,926,622 issued and outstanding shares at July 31, 2012	516	439
Additional paid-in capital	7,419,806	7,390,027
Accumulated deficit	(7,277,130)	(7,236,775)
Accumulated other comprehensive income	13,713	11,441

Total stockholders’ equity	156,905	165,132

Total liabilities and stockholders’ equity	$343,696	$358,882

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2013	2012	2011
Net revenue	$754,504	$713,947	$844,277
Cost of revenue	680,134	645,388	763,661

Gross profit	74,370	68,559	80,616

Operating expenses:
Selling, general and administrative	86,972	94,737	80,710
Amortization of intangible assets	1,133	1,139	4,750
Impairment of goodwill and long-lived assets	—	1,128	15,889
Restructuring, net	14,497	6,416	795

Total operating expenses	102,602	103,420	102,144

Operating loss	(28,232)	(34,861)	(21,528)

Other income (expense):
Interest income	300	380	238
Interest expense	(612)	(373)	(462)
Other gains (losses), net	(2,642)	14,390	8,892
Equity in losses of affiliates and impairments	(4,365)	(4,109)	(4,308)

Total other income (expense)	(7,319)	10,288	4,360

Loss from continuing operations before income taxes	(35,551)	(24,573)	(17,168)
Income tax expense	3,779	3,035	819

Loss from continuing operations	(39,330)	(27,608)	(17,987)
Discontinued operations, net of income taxes:
Loss from discontinued operations, net of gain of $594 on the disposition of TFL during the year ended July 31, 2013	(1,025)	(10,500)	(16,478)

Net loss	$(40,355)	$(38,108)	$(34,465)

Basic and diluted loss per share:
Loss from continuing operations	$(0.84)	$(0.63)	$(0.42)
Loss from discontinued operations	(0.02)	(0.24)	(0.38)

Net loss	$(0.86)	$(0.87)	$(0.80)

Shares used in computing basic loss per share	46,654	43,565	43,294

Shares used in computing diluted loss per share	46,654	43,565	43,294

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended July 31,
	2013	2012	2011
Net loss	$(40,355)	$(38,108)	$(34,465)

Other comprehensive income (loss):
Foreign currency translation adjustment	3,057	(10,650)	11,344
Pension adjustments	(831)	(3,545)	128
Net unrealized holding gain (loss) on securities	46	—	(73)

	2,272	(14,195)	11,399

Comprehensive loss	$(38,083)	$(52,303)	$(23,066)

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2010	44,039,938	$440	$(1,992)	$7,427,031	$(7,164,202)	$14,237	$275,514
Net loss	—	—	—	—	(34,465)	—	(34,465)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	42,807	1	—	207	—	—	208
Restricted stock grants	334,533	3	—	(3)	—	—	—
Restricted stock forfeitures	(23,003)	—	—	—	—	—	—
Share-based compensation	—	—	—	3,481	—	—	3,481
Repurchase of common stock (215,514 shares)	—	—	(1,394)	—	—	—	(1,394)
Retirement of treasury stock	(565,178)	(6)	3,386	(3,626)	—	—	(246)
Special dividend payment	—	—	—	(39,955)	—	—	(39,955)
Other comprehensive items	—	—	—	—	—	11,399	11,399

Balance at July 31, 2011	43,829,097	$438	$—	$7,387,135	$(7,198,667)	$25,636	$214,542
Net loss					(38,108)		(38,108)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	45,977	—	—	91	—	—	91
Restricted stock grants	217,359	2	—	(2)	—	—	—
Restricted stock forfeitures	(165,811)	(1)	—	(187)	—	—	(188)
Share-based compensation	—	—	—	2,990	—	—	2,990
Other comprehensive items	—	—	—	—	—	(14,195)	(14,195)

Balance at July 31, 2012	43,926,622	$439	$—	$7,390,027	$(7,236,775)	$11,441	$165,132
Net loss	—	—	—	—	(40,355)	—	(40,355)
Issuance of common stock to Steel Partners Holdings, L.P., net of transaction costs of $2.3 million	7,500,000	75	—	27,600	—	—	27,675
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	11,986	—	—	31			31
Restricted stock grants	278,220	3	—	(3)	—	—	—
Restricted stock forfeitures	(140,935)	(1)	—	(157)	—	—	(158)
Share-based compensation	—	—	—	2,308	—	—	2,308
Other comprehensive items	—	—	—	—	—	2,272	2,272

Balance at July 31, 2013	51,575,893	$516	$—	$7,419,806	$(7,277,130)	$13,713	$156,905

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2013	2012	2011
Cash flows from operating activities of continuing operations:
Net loss	$(40,355)	$(38,108)	$(34,465)
Loss from discontinued operations	(1,025)	(10,500)	(16,478)

Loss from continuing operations	(39,330)	(27,608)	(17,987)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	14,118	13,920	16,705
Amortization of intangible assets	1,133	1,139	4,750
Amortization of deferred financing costs	353	—	—
Impairment of goodwill and long-lived assets	—	1,128	15,889
Share-based compensation	2,308	2,990	3,481
Non-operating (gains) losses, net	2,642	(14,390)	(8,892)
Equity in losses of affiliates and impairments	4,365	4,109	4,308
Changes in operating assets and liabilities:
Trade accounts receivable, net	8,583	(9,783)	19,116
Inventories	22,434	(18,084)	3,060
Prepaid expenses and other current assets	2,356	(2,328)	3,097
Accounts payable, accrued restructuring and accrued expenses	(5,851)	8,800	(38,016)
Refundable and accrued income taxes, net	(3,652)	(5,766)	(3,297)
Other assets and liabilities	(787)	7,560	(4,586)

Net cash provided by (used in) operating activities of continuing operations	8,672	(38,313)	(2,372)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(7,296)	(11,118)	(8,870)
Change in restricted cash	(691)	—	—
Proceeds from the disposition of the TFL business, net of transaction costs of $81	1,269	—	—
Proceeds from the sale of available-for-sale securities	96	—	115
Proceeds from the sale of equity investments in affiliates	207	24	238
Investments in affiliates	(1,712)	(2,912)	(3,473)

Net cash used in investing activities of continuing operations	(8,127)	(14,006)	(11,990)

Cash flows from financing activities of continuing operations:
Payment of dividends	—	—	(40,001)
Proceeds from revolving line of credit	—	10,000	—
Repayments of revolving line of credit	—	(10,000)	—
Payment of deferred financing costs	(1,416)	—	—
Repayments on capital lease obligations	(60)	(124)	(106)
Proceeds from issuance of common stock, net of transaction costs of $2,325 during the year ended July 31, 2013	27,675	91	204
Repurchase of common stock	(158)	(188)	(1,633)

Net cash provided by (used in) financing activities of continuing operations	26,041	(221)	(41,536)

Cash flows from discontinued operations:
Operating cash flows	(1,645)	(1,126)	(2,507)
Investing cash flows	—	(446)	(98)

Net cash used in discontinued operations	(1,645)	(1,572)	(2,605)

Net effect of exchange rate changes on cash and cash equivalents	606	(4,744)	8,364

Net increase (decrease) in cash and cash equivalents	25,547	(58,856)	(50,139)
Cash and cash equivalents at beginning of period	52,369	111,225	161,364

Cash and cash equivalents at end of period	$77,916	$52,369	$111,225

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the results of its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the investee company. All other investments over which the Company does not have the ability to exercise significant influence, or for which there is not a readily determinable market value, are accounted for under the cost method of accounting.

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

The Company recognizes revenue in accordance with the provisions of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company’s shipping terms vary by client and can include FOB shipping point, which means that risk of loss passes to the client when it is shipped from the Company’s location, as well as other terms such as ex-works, meaning that title and risk of loss transfer upon delivery of product to the customer’s designated carrier. The Company also evaluates the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred.

The Company applies the provisions of ASC Topic 985, “Software” (“ASC Topic 985”), with respect to certain transactions involving the sale of software products by our e-Business operations.

The Company also follows the guidance of ASC Topic 605 for determining whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. Under this guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative selling price of each separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria are combined into one unit of accounting and the appropriate revenue recognition method is applied.

Foreign Currency Translation

All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at the rates in effect at the balance sheet date. All amounts in the Consolidated Statements of Operations are translated using the average exchange rates in effect during the year. Resulting translation adjustments are reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity. Settlement of receivables and payables in a foreign currency that is not the functional currency result in foreign currency transaction gains and losses. Foreign currency transaction gains and losses are included in “Other gains (losses), net” in the Consolidated Statements of Operations.

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $2.8 million, $2.9 million, and $2.5 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. These impairment losses are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statements of Operations.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statements of Operations.

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

Inventories consisted of the following:

	July 31,
	2013	2012
	(In thousands)
Raw materials	$46,920	$56,198
Work-in-process	1,256	2,154
Finished goods	13,146	25,638

	$61,322	$83,990

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

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, e-Business, and ModusLink PTS operating segments, on July 31 of each fiscal year.

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

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when a liability has been incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs related to equipment and facility lease obligations and other service contracts. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts.

Property and Equipment

Property, plant and equipment are stated at cost. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets. The Company capitalizes certain computer software development costs when incurred in connection with developing or obtaining computer software for internal use. The estimated useful lives are as follows:

Buildings	32 years
Machinery & equipment	3 to 5 years
Furniture & fixtures	5 to 7 years
Automobiles	5 years
Leasehold improvements	Shorter of the remaining lease term or the estimated useful life of the asset
Software	3 to 8 years

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

In accordance with ASC Topic 740, the Company applies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. ASC Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. In accordance with the Company’s accounting policy, interest and penalties related to uncertain tax positions is included in the “income tax expense” line of the Consolidated Statements of Operations. See Note 16, “Income Taxes,” for additional information.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for each class of common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic earnings per share excludes dilution and is calculated by dividing net income allocable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income allocable to common shares by the weighted-average number of common shares for the period, as adjusted for the potential dilutive effect of non-participating share-based awards. The following table reconciles earnings per share for the fiscal years ended July 31, 2013, 2012 and 2011.

	Years Ended July 31,
	2013	2012	2011
	(In thousands)
BASIC
Loss from continuing operations	$(39,330)	$(27,608)	$(17,987)
Loss from discontinued operations	(1,025)	(10,500)	(16,478)

Net loss available for basic common shares	$(40,355)	$(38,108)	$(34,465)

Weighted average common shares outstanding	46,654	43,565	43,294

Basic net loss per common share from continuing operations	$(0.84)	$(0.63)	$(0.42)
Basic net loss per common share from discontinued operations	(0.02)	(0.24)	(0.38)

	$(0.86)	$(0.87)	$(0.80)

DILUTED
Loss from continuing operations	$(39,330)	$(27,608)	$(17,987)
Loss from discontinued operations	(1,025)	(10,500)	(16,478)

Net loss available for diluted common shares	$(40,355)	$(38,108)	$(34,465)

Weighted average common shares outstanding	46,654	43,565	43,294
Weighted average common equivalent shares arising from dilutive stock options	—	—	—

Weighted average number of common and potential common shares	46,654	43,565	43,294

Diluted net loss per common share from continuing operations	$(0.84)	$(0.63)	$(0.42)
Diluted net loss per common share from discontinued operations	(0.02)	(0.24)	(0.38)

	$(0.86)	$(0.87)	$(0.80)

Approximately 3.4 million, 2.9 million, and 3.2 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2013, 2012, and 2011, respectively, as the Company has recorded a net loss for those periods.

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

The Company uses a binomial-lattice option-pricing model (“binomial-lattice model”) for valuation of share-based awards with time-based vesting. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. For share-based awards based on market conditions, specifically, the Company’s stock price, the compensation cost and derived service periods are estimated using the Monte Carlo valuation method. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and Monte Carlo valuations and the resulting fair value used to record compensation expense. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

Major Clients and Concentration of Credit Risk

Sales to one client, Hewlett-Packard, accounted for approximately 29%, 31%, and 29% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2013, 2012, and 2011, respectively. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, available-for-sale securities and accounts receivable. The Company’s cash equivalent portfolio is diversified and consists primarily of short-term investment grade securities placed with high credit quality financial institutions.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update amends ASC 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The Company is currently evaluating the impact this update will have on its financial statements.

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

(3)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2013	2012	2011
	(In thousands)
Cash paid for interest	$30	$26	$4
Cash paid for income taxes	$4,632	$3,538	$5,419

Cash paid for taxes can be higher than income tax expense as shown on the Company’s consolidated statements of operations due to prepayments made in certain jurisdictions as well as to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-cash financing activities during the fiscal years ended July 31, 2013, 2012, and 2011 included the issuance of approximately 0.3 million, 0.2 million, and 0.3 million shares, respectively, of nonvested common stock, valued at approximately $0.8 million, $1.1 million, and $2.3 million, respectively, to certain employees of the Company.

(4)	SEGMENT INFORMATION

The Company has five operating segments: Americas; Asia; Europe; e-Business; and ModusLink PTS. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has three reportable segments: Americas; Asia; and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All Other category. The All Other category primarily represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The Corporate-level balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets, which are not identifiable to the operations of the Company’s operating segments.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, amortization of intangible assets, goodwill and long-lived asset impairment, share-based compensation and restructuring. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income to assist in evaluating the performance of the Company’s core operations.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Years Ended July 31,
	2013	2012	2011
	(In thousands)
Net revenue:
Americas	$268,490	$249,940	$296,362
Asia	212,963	218,880	233,724
Europe	237,222	211,319	275,065
All Other	35,829	33,808	39,126

	$754,504	$713,947	$844,277

Operating income (loss):
Americas	$(230)	$(14,108)	$(29,984)
Asia	22,841	21,450	29,168
Europe	(22,091)	(15,718)	(6,181)
All Other	349	634	1,889

Total segment operating income (loss)	869	(7,742)	(5,108)
Corporate-level activity	(29,101)	(27,119)	(16,420)

Total operating loss	$(28,232)	$(34,861)	$(21,528)

Adjusted operating income (loss):
Americas	$5,708	$(7,675)	$(6,029)
Asia	30,230	26,811	36,155
Europe	(7,679)	(6,061)	198
All Other	2,920	2,941	3,811

Total segment adjusted operating income	31,179	16,016	34,135
Corporate-level activity	(27,355)	(25,284)	(14,043)

Total adjusted operating income (loss)	$3,824	$(9,268)	$20,092

Adjusted operating income (loss)	$3,824	$(9,268)	$20,092
Adjustments:
Depreciation	(14,118)	(13,920)	(16,705)
Amortization of intangible assets	(1,133)	(1,139)	(4,750)
Impairment of goodwill and long-lived assets	—	(1,128)	(15,889)
Share-based compensation	(2,308)	(2,990)	(3,481)
Restructuring, net	(14,497)	(6,416)	(795)

Operating loss	$(28,232)	$(34,861)	$(21,528)
Other income (expense), net	(7,319)	10,288	4,360
Income tax expense	(3,779)	(3,035)	(819)
Loss from discontinued operations	(1,025)	(10,500)	(16,478)

Net loss	$(40,355)	$(38,108)	$(34,465)

	July 31,
	2013	2012
	(In thousands)
Total assets:
Americas	$65,790	$73,057
Asia	93,547	114,158
Europe	97,524	105,073
All Other	17,369	20,758

Sub-total—segment assets	274,230	313,046
Corporate	69,466	43,086
Discontinued operations	—	2,750

	$343,696	$358,882

As of July 31, 2013, approximately 58%, 18% and 24% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2012, approximately 59%, 21% and 20% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively.

The Company generated revenue of $147.3 million and $91.8 million in China and the Netherlands, respectively, from external clients during the fiscal year ended July 31, 2013. The Company generated revenue of $141.9 million and $106.5 million in China and the Netherlands, respectively, from external clients during the fiscal year ended July 31, 2012. The Company generated revenue of $140.2 million and $123.6 million in China and the Netherlands, respectively, from external clients during the fiscal year ended July 31, 2011.

(5)	DISCONTINUED OPERATIONS AND DIVESTITURES

On January 11, 2013, the Company’s wholly-owned subsidiary, Tech for Less LLC (“TFL”) sold substantially all of its assets to Encore Holdings, LLC (“Encore”). The consideration paid by Encore for the assets was $1.6 million, which consisted of a gross purchase price of $1.9 million less certain adjustments. At the time of sale, the Company received $1.4 million of the purchase price, with the remaining $0.2 million held in escrow for the satisfaction of any post-closing claims. During the fourth quarter of fiscal 2013, the Company reached a settlement agreement with Encore whereby the Company received $0.1 million of the escrow amount, with the remainder reverting to Encore. As a result of the settlement of the escrow amount, the Company’s gain on the sale of TFL was reduced by $0.1 million from $0.7 million to $0.6 million. In conjunction with the asset sale agreement, the Company entered into a transition support agreement with Encore to provide certain administrative services for a period of 90 days from the closing date of the transaction. The Company’s obligations under the transition support agreement were completed during the third quarter of fiscal year 2013. The Company did not generate significant continuing cash flows from the transition support agreement.

The Company’s other discontinued operations relate to a lease obligation associated with a previously vacated facility. In July 2013, the Company reached an agreement with its landlord for the early termination of the lease agreement. As part of the lease termination agreement, the Company paid $0.4 million to the landlord on August 1, 2013 and was released from any future obligations associated with the leased facility. The Company also assigned its interest in its sublease rental income to the landlord.

Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2013	2012	2011
	(in thousands)
Results of operations:
Net revenue	$4,592	$25,944	$29,471
Other gains (losses), net	582	627	(10)
Total expenses	(6,199)	(37,071)	(45,939)

Loss from discontinued operations	$(1,025)	$(10,500)	$(16,478)

	July 31,
	2013	2012
	(in thousands)
Financial position:
Current liabilities	$(610)	$(1,528)
Non-current liabilities	—	(293)

Net liabilities of discontinued operations	$(610)	$(1,821)

(6)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2013	2012
	(In thousands)
Buildings	$21,020	$20,299
Machinery and equipment	17,012	18,565
Leasehold improvements	18,327	18,482
Software	43,905	40,461
Other	4,473	5,449

	104,737	103,256
Less: Accumulated depreciation and amortization	(70,447)	(62,484)

Property and equipment, net	$34,290	$40,772

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2013	2012
	(In thousands)
Machinery and equipment	$343	$445
Other	178	—

	521	445
Less: Accumulated depreciation and amortization	(455)	(275)

	$66	$170

The Company recorded depreciation expense of $14.1 million, $13.9 million, and $16.7 million for the fiscal years ended July 31, 2013, 2012, and 2011, respectively. Depreciation expense within the Americas, Asia, Europe, and All Other was $4.0 million, $4.8 million, $4.6 million, and $0.7 million, respectively, for fiscal year 2013, $4.3 million, $4.4 million, $4.5 million, and $0.8 million, respectively, for fiscal year 2012, and $5.2 million, $4.6 million, $6.0 million, and $0.9 million, respectively, for fiscal year 2011. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

(7)	GOODWILL AND INTANGIBLE ASSETS

The Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe, e-Business, and ModusLink PTS. As disclosed in Note 5, the Company disposed of its TFL operating segment during the second quarter of fiscal year 2013. Impairment charges related to TFL for all periods presented have been classified within discontinued operations within the accompanying consolidated statements of operations.

The Company’s remaining goodwill of $3.1 million as of July 31, 2013 relates to the Company’s e-Business reporting unit. During the fourth quarter of fiscal year 2013, the Company completed its annual impairment analysis of goodwill. The Company concluded that its goodwill was not impaired as of July 31, 2013.

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

During the second quarter of fiscal year 2011, indicators of potential impairment caused the Company to conduct an interim impairment test for goodwill and other long-lived assets of the ModusLink PTS reporting unit in connection with the preparation of its quarterly financial statements for the quarter ended January 31, 2011. These indicators included continued operating losses, the departure of key personnel, and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects for ModusLink PTS.

As a result of the 2011 interim impairment tests, in connection with the preparation of financial statements for the period ended January 31, 2011, the Company concluded that its goodwill was impaired and recorded a non-cash goodwill impairment charge of $7.1 million for ModusLink PTS. Also in connection with the preparation of such financial statements, the Company determined that its intangible assets were impaired and recorded a non-cash intangible asset impairment charge of $8.8 million for ModusLink PTS. The goodwill and intangible asset impairment charges for ModusLink PTS are not deductible for tax purposes. The impairment charges did not affect the Company’s liquidity or cash flows.

In preparing the 2011 interim goodwill impairment test, the Company lowered its forecast of revenue growth and gross profit margins for ModusLink PTS for fiscal years 2011 to 2018. Revenue growth rates and gross profit margins are the variables which make the most significant impact to the discounted cash flow models for this reporting unit. The decline in the forecast for ModusLink PTS was attributable to our consideration of the operating losses for these reporting units during the first half of fiscal year 2011, the consideration of the impact that the departure of key personnel could have on our future operating results for the reporting unit, and increasingly adverse trends that resulted in further deterioration of current and future operating results.

In connection with completing the 2011 interim goodwill impairment analysis, the Company also evaluated the recoverability of its long-lived assets at the ModusLink PTS reporting unit. The asset group for ModusLink PTS is at the reporting unit level. Recoverability of this asset group is determined by comparing forecasted undiscounted net cash flows of the reporting unit to its respective carrying value. If the asset group’s cash flows are determined to be unable to recover the carrying amount of its net assets, then a loss is recognized equal to the amount by which the asset’s carrying value exceeds its fair value. The loss is then allocated amongst the long-lived assets based on their relative carrying amounts, with the exception that a loss allocated to an individual asset should not reduce the carrying amount of that asset below its fair value. Based upon this evaluation, the Company determined that the estimated future undiscounted cash flows related to the asset groups was below its carrying value, and therefore the asset groups was impaired.

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

The changes in the carrying amount of goodwill allocated to the Company’s operating segments are as follows:

	Americas	Asia	Europe	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2011
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(2,799)	(201,332)

	$—	$—	$—	$3,058	$3,058

Balance as of July 31, 2012
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(2,799)	(201,332)

	$—	$—	$—	$3,058	$3,058

Balance as of July 31, 2013
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(2,799)	(201,332)

	$—	$—	$—	$3,058	$3,058

The components of intangible assets are as follows:

	July 31, 2013				July 31, 2012
	(in thousands)				(in thousands)
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Book Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Book Value	Weighted Average Amortization Period
Client Relationships	$34,500	$33,475	$1,025	7 years	$34,500	$32,847	$1,653	7 years
Developed Technology	13,992	13,375	617	3 to 7 years	13,992	12,990	1,002	3 to 7 years
Trade Names	5,405	5,283	122	3 to 7 years	5,405	5,174	231	3 to 7 years
Non-Competes	713	713	—	1 to 5 years	713	702	11	1 to 5 years

Total	$54,610	$52,846	$1,764		$54,610	$51,713	$2,897

Amortization expense for intangible assets for the fiscal years ended July 31, 2013, 2012, and 2011 totaled $1.1 million, $1.3 million, and $5.5 million, respectively.

Estimated annual amortization expense for intangible assets for the next two years ending July 31, is as follows:

Fiscal Year	Amount
(in thousands)
2014	$1,098
2015	$666

(8)	RESTRUCTURING

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2013, 2012, and 2011:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2010	$181	$3,451	$3,632

Restructuring charges	1,099	—	1,099
Restructuring adjustments	53	(357)	(304)
Cash paid	(1,081)	(1,926)	(3,007)
Non-cash adjustments	44	—	44

Accrued restructuring balance at July 31, 2011	$296	$1,168	$1,464

Restructuring charges	5,274	1,442	6,716
Restructuring adjustments	(439)	139	(300)
Cash paid	(4,645)	(1,759)	(6,404)
Non-cash adjustments	(44)	108	64
Restructuring charges, discontinued operations	944	95	1,039
Cash paid, discontinued operations	(760)	(95)	(855)

Accrued restructuring balance at July 31, 2012	$626	$1,098	$1,724

Restructuring charges	13,638	1,112	14,750
Restructuring adjustments	(232)	(21)	(253)
Cash paid	(9,947)	(999)	(10,946)
Non-cash adjustments	133	—	133
Restructuring charges, discontinued operations	42	112	154
Cash paid, discontinued operations	(243)	(97)	(340)
Reclassification of restructuring charges of discontinued operations	(43)	(15)	(58)

Accrued restructuring balance at July 31, 2013	$3,974	$1,190	$5,164

It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ending July 31, 2014. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by August 2015.

During the fiscal year ended July 31, 2013, the Company recorded a net restructuring charge of $14.5 million. Of this amount, $13.4 million primarily related to the workforce reduction of 465 employees across all operating segments, and $1.1 million related to contractual obligations related to a facility closure in Hungary.

During the fiscal year ended July 31, 2012 the Company recorded a net restructuring charge of approximately $6.4 million. Of this amount, $4.8 million primarily related to the workforce reduction of 270 employees in the Americas, Asia, and Europe, $1.6 million related to contractual obligations related to facility closure at the Raleigh facility. These restructuring charges are net of $0.3 million in reductions to initial estimates for recorded employee-related expenses and facilities lease obligations primarily based on changes in underlying assumptions.

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

The net restructuring charges for the fiscal years ended July 31, 2013, 2012, and 2011 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	July 31,
	2013	2012	2011
	(In thousands)
Cost of revenue	$10,625	$3,960	$437
Selling, general and administrative	3,872	2,456	358

	$14,497	$6,416	$795

The following tables summarize the restructuring accrual by operating segment, the All Other category and the corporate-level activity category for the fiscal years ended July 31, 2013, 2012, and 2011:

	Americas	Asia	Europe	All Other	Discontinued Operations	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2010	$3,148	$—	$484	$—	$—	$3,632

Restructuring charges	501	593	5	—	—	1,099
Restructuring adjustments	(303)	(7)	6	—	—	(304)
Cash paid	(1,993)	(586)	(428)	—	—	(3,007)
Non-cash adjustments	(7)	—	51	—	—	44
Restructuring charges, discontinued operations	—	—	—	—	—	—
Cash paid, discontinued operations	—	—	—	—	—	—

Accrued restructuring balance at July 31, 2011	$1,346	$—	$118	$—	$—	$1,464

Restructuring charges	1,706	702	3,766	542	—	6,716
Restructuring adjustments	(94)	(56)	(85)	(65)	—	(300)
Cash paid	(1,933)	(647)	(3,690)	(134)	—	(6,404)
Non-cash adjustments	61	1	(58)	—	60	64
Restructuring charges, discontinued operations	—	—	—	—	1,039	1,039
Cash paid, discontinued operations	—	—	—	—	(855)	(855)

Accrued restructuring balance at July 31, 2012	$1,086	$—	$51	$343	$244	$1,724

Restructuring charges	1,614	2,516	9,610	1,010	—	14,750
Restructuring adjustments	(21)	(89)	27	(170)	—	(253)
Cash paid	(2,284)	(1,899)	(5,517)	(1,246)	—	(10,946)
Non-cash adjustments	(13)	(8)	85	69	—	133
Restructuring charges, discontinued operations	—	—	—	—	154	154
Cash paid, discontinued operations	—	—	—	—	(340)	(340)
Reclassification of restructuring charges of discontinued operations	—	—	—	—	(58)	(58)

Accrued restructuring balance at July 31, 2013	$382	$520	$4,256	$6	$—	$5,164

(9)	@VENTURES INVESTMENTS

The Company maintains interests in several privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors.

During the fiscal years ended July 31, 2013, 2012 and 2011, $1.7 million, $2.9 million, and $3.5 million, respectively, was invested by @Ventures in privately held companies. At July 31, 2013 and 2012, the Company’s carrying value of investments in privately held companies was $8.0 million and $10.8 million, respectively. During the fiscal years ended July 31, 2013, 2012, and 2011, the Company recorded $2.8 million, $2.9 million, and $2.5 million, respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. During the fiscal years ended July 31, 2013, 2012, and 2011, @Ventures received distributions of approximately $0.2 million, $0.0 million and $0.2 million, respectively.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2013, 2012, and 2011, the Company recorded its proportionate share of the affiliates’ losses of $1.6 million, $1.2 million, and $1.8 million, respectively.

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

During the year ended July 31, 2013, the Company became aware in various quarters that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed evaluations for impairment in connection with the preparation of the financial statements for those periods and determined that the investment was impaired. As a result, the Company recorded impairment charges of $2.8 million during the year ended July 31, 2013.

During the year ended July 31, 2012, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements and determined that the investment was impaired. As a result, the Company recorded an impairment charge of approximately $2.9 million during the year ended July 31, 2012.

During the year ended July 31, 2011, the Company became aware that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed its evaluation for impairment in connection with the preparation of the financial statements and determined that the investment was impaired. As a result, the Company recorded an impairment charge of approximately $2.5 million.

As of July 31, 2013, the Company, through @Ventures, held investments in nine portfolio companies, although investments in four of these companies are nominal. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2013, the Company is not committed to fund any follow-on investments in any of the @Ventures portfolio companies.

(10)	OTHER CURRENT LIABILITIES

The following schedule reflects the components of “Other Current Liabilities”:

	July 31, 2013	July 31, 2012
	(In thousands)
Accrued pricing liabilities	$20,854	$20,397
Other	5,303	6,381

	$26,157	$26,778

As of July 31, 2013 and 2012, the Company had accrued pricing liabilities of approximately $20.9 million and $20.4 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at July 31, 2013 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(11)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Years Ended July 31,
	2013	2012	2011
	(in thousands)
Derecognition of accrued pricing liabilities	$—	$11,811	$13,545
Foreign currency exchange gain (losses)	(2,050)	2,948	(4,023)
Gain on sale of investments	28	9	187
Gain (loss) on disposal of assets	69	(9)	(14)
Other, net	(689)	(369)	(803)

	$(2,642)	$14,390	$8,892

During the fiscal years ended July 31, 2012 and 2011, the Company recorded gains from the derecognition of accrued pricing liabilities of $11.8 million and $13.5 million, respectively (see Note (10)). The Company recorded foreign exchange gains (losses) of $(2.1) million, $2.9 million, and $(4.0) million during the fiscal year ended July 31, 2013, 2012, and 2011, respectively. These net gains and losses related primarily to realized and unrealized gains losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

During the fiscal year ended July 31, 2011, the Company recorded a gain of approximately $0.2 million on the sale of investments. Approximately $0.1 million of the gain related to the sale of available-for-sale securities and approximately $0.1 million of the gain related to the distribution of proceeds from the acquisition by third parties of H2Gen Innovations, Inc. and M2E Power, Inc. due to the satisfaction of conditions leading to the release of funds held in escrow.

(12)	BORROWING ARRANGEMENTS

Prior to October 31, 2012, the Company and certain of its subsidiaries had a $15 million revolving credit facility (the “Credit Facility”) with Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association. The Credit Facility terminated, by its terms, on October 31, 2012.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all of the domestic assets of the Company. As of July 31, 2013, the calculated borrowing base was $29.9 million. The Credit Facility terminates on October 31, 2015. Interest on the Credit Facility is based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility includes one restrictive financial covenant, which is minimum EBITDA, and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Company did not have any outstanding indebtedness related to the Credit Facility as of July 31, 2013.

As of July 31, 2013 the Company had $0.6 million for letters of credit under the Credit Facility.

(13)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2013, are as follows:

	Operating Leases	Stadium Obligation	Capital Lease Obligations	Total
	(in thousands)
For the fiscal years ended July 31:
2014	$18,995	$1,600	$98	$20,693
2015	13,415	1,600	70	15,085
2016	10,561	—	75	10,636
2017	7,224	—	158	7,382
2018	5,194	—	—	5,194
Thereafter	11,364	—	—	11,364

	$66,753	$3,200	$401	$70,354

Total rent and equipment lease expense charged to continuing operations was $25.2 million, $26.5 million, and $29.2 million for the fiscal years ended July 31, 2013, 2012, and 2011, respectively.

In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015. The Company applied a discount rate to the future payment stream to reflect the present value of its obligation on the Consolidated Balance Sheets.

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2013, the Company had no recorded liabilities with respect to these arrangements.

Legal Proceedings

On February 15, 2012, the staff of the Division of Enforcement of the SEC initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. To date, the SEC has not asserted any formal claims.

On June 11, 2012, we announced the pending restatement of the Company’s financial statements for the periods ending on or before January 31, 2012 (the “June 11, 2012 Announcement”), related to the Company’s accounting treatment of rebates associated with volume discounts provided by vendors. The restated financial statements were filed on January 11, 2013. After the June 11, 2012 Announcement, stockholders of the Company commenced three purported class actions in the United States District Court for the District of Massachusetts arising from the circumstances described in the June 11, 2012 Announcement (the “Securities Actions”), entitled, respectively:

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. The Court has not yet scheduled a hearing date for the Company’s motion.

On July 13, 2012, a fourth stockholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Samuel Montini, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant , Case 1:12-CV-11296-DJC and on July 31, 2012, a fifth stockholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Edward Tansey, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R.McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions. The plaintiffs filed a consolidated amended complaint in the Derivative Actions on March 4, 2013, and the Company moved to dismiss the Amended Complaint on April 4, 2013. The Court has not yet scheduled a hearing date for the Company’s motion.

Because the SEC has not asserted any formal claims, and because, with respect to the pending litigation, there has been no decision by the Court with regard to the sufficiency of the complaint(s) and no discovery has been conducted, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

On October 10, 2012, a sixth stockholder, Donald Reith, served upon the Company’s Board of Directors a demand to institute litigation and take other purportedly necessary, but unidentified, remedial measures to redress and prevent a recurrence of purported breaches of fiduciary duties on the part of the Board and unspecified corporate officers allegedly arising from the same facts and circumstances asserted in the Derivative Actions. On February 4, 2013, the Company’s Board of Directors voted unanimously to reject Mr. Reith’s demand.

(14)	SHARE-BASED PAYMENTS

Stock Option Plans

During the fiscal year ended July 31, 2013, the Company had outstanding awards for stock options under five plans: the 2010 Incentive Award Plan (the “2010 Plan”), the 2005 Non-Employee Director Plan (the “2005 Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (the “2002 Plan”), and the 2000 Stock Incentive Plan (the “2000 Plan”). Options granted under the 2010 Plan, 2004 Plan, 2002 Plan and the 2000 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. The Company may also grant awards other than stock options under the 2010 Plan.

Options granted under the 2005 plan are exercisable in equal monthly installments over three years, and have a term of ten years. As of December 2010, no additional grants may be issued under this plan. Stock options granted under all other plans have contractual terms of seven years.

During the fiscal year ended July 31, 2013 the Company issued to certain officers options that vest based on market conditions, specifically, the performance of the Company’s stock (the “Performance Options”). The Performance Options have a seven-year term and vest and become exercisable as to 20% of the total number of shares subject to the Performance Option on each of the first five anniversaries of the grant date, subject to a minimum average share price being achieved as of each such vesting date (the “Price Performance Threshold”), which shall be (i) 1.5 times the exercise price, (ii) 2 times the exercise price, (iii) 2.5 times the exercise price, (iv) 3 times the exercise price and (v) 3.5 times the exercise price, respectively. If the specified minimum average share price for the applicable anniversary date is not achieved, 20% of the total number of shares subject to the Performance Option shall not vest and become exercisable but may vest on the subsequent anniversary date if the minimum average share price related to the earlier anniversary date is achieved or exceeded on the subsequent anniversary date.

Under the 2010 Plan, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the issuance of (i) 5,000,000 shares of common stock of the Company plus (ii) the number of shares subject to outstanding awards under the Company’s 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Prior Plans”) that expire or are forfeited following December 8, 2010, the effective date of the 2010 Plan. As of December 8, 2010, the Company ceased making any further awards under its Prior Plans. As of December 8, 2010, the effective date of the 2010 Plan, there were an additional 2,922,258 shares of Common Stock underlying equity awards issued under the Company’s Prior Plans. This amount represents the maximum number of additional shares that may be added to the 2010 Plan should these awards expire or be forfeited subsequent to December 8, 2010. Any awards that were outstanding under the Prior Plans as of the effective date continued to be subject to the terms and conditions of such Prior Plan. As of July 31, 2013, 3,354,365 shares were available for future issuance under the 2010 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan, (the “ESPP”) under which an aggregate of 600,000 shares of the Company’s stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2013, 2012, and 2011, the Company issued approximately 12,000, 23,000, and 34,000, shares, respectively, under the ESPP. Approximately 210,000 shares are available for future issuance as of July 31, 2013.

Stock Option Valuation and Expense Information

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2013, 2012, and 2011:

	Years Ended July 31,
	2013	2012	2011
	(In thousands)
Cost of revenue	$263	$344	$374
Selling, general and administrative	2,045	2,646	3,107

	$2,308	$2,990	$3,481

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2013, 2012, and 2011 was $1.56, $1.98, and $2.97, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Years Ended July 31,
	2013	2012	2011
Expected volatility	60.53%	59.56%	62.64%
Risk-free interest rate	0.78%	0.84%	0.99%
Expected term (in years)	4.60	4.66	4.27
Expected dividend yield	0.00%	0.00%	0.00%

The volatility assumption for fiscal years 2013, 2012, and 2011 is based on the weighted-average of the historical volatility of the Company’s common shares for a period equal to the expected term of the stock option awards.

The weighted-average risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates, as of the month of the grants.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended July 31, 2013, 2012, and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options

A summary of option activity for the fiscal year ended July 31, 2013 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2012	2,687	$8.20
Granted	2,137	3.38
Exercised	—	—
Forfeited or expired	(1,387)	8.02

Stock options outstanding, July 31, 2013	3,437	$5.28	5.44	$1

Stock options exercisable, July 31, 2013	983	$9.59	3.04	$1

As of July 31, 2013, unrecognized share-based compensation related to stock options was approximately $3.0 million. This cost is expected to be expensed over a weighted average period of 2.6 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2013, 2012, and 2011 was immaterial.

As of July 31, 2013, there were 2.4 million stock options that were vested and expected to vest in the future with a weighted-average remaining contractual term of 4.99 years. The aggregate intrinsic value of these awards is immaterial.

Nonvested Stock

Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2013, 2012, and 2011 was $1.1 million, $1.6 million, and $1.6 million, respectively.

A summary of the activity of our nonvested stock for the fiscal year ended July 31, 2013, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(share amounts in thousands)
Nonvested stock outstanding, July 31, 2012	404	$6.56
Granted	267	3.21
Vested	(421)	3.71
Forfeited	(101)	7.95

Nonvested stock outstanding, July 31, 2013	149	$1.94

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2013, 2012, and 2011 was approximately $2.2 million, $2.1 million, and $1.5 million, respectively. As of July 31, 2013, there was approximately $0.2 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 0.6 years.

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

(16)	INCOME TAXES

The components of loss from continuing operations before provision for income taxes are as follows:

	Years Ended July 31,
	2013	2012	2011
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(42,872)	$(28,039)	$(31,549)
Foreign	7,321	3,466	14,381

Total loss from continuing operations before income taxes	$(35,551)	$(24,573)	$(17,168)

The components of income tax expense have been recorded in the Company’s consolidated financial statements as follows:

	Years Ended July 31,
	2013	2012	2011
	(in thousands)
Income tax expense from continuing operations	$3,779	$3,035	$819

Total income tax expense	$3,779	$3,035	$819

The components of income tax expense from continuing operations consist of the following:

	July 31,
	2013	2012	2011
	(in thousands)
Current provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	4,307	2,632	599

	$4,307	$2,632	$599

Deferred provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	(528)	403	220

	$(528)	$403	$220

Total tax provision	$3,779	$3,035	$819

Deferred income tax assets and liabilities have been classified on the Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. The components of deferred tax assets and liabilities are as follows:

	July 31, 2013			July 31, 2012
	Current	Non-current	Total	Current	Non-current	Total
	(in thousands)
Deferred tax assets:
Accruals and reserves	$9,304	$6,409	$15,713	$13,015	$6,641	$19,656
Tax basis in excess of financial basis for intangible and fixed assets	—	15,413	15,413	—	15,468	15,468
Tax basis in excess of financial basis of investments in affiliates	—	8,002	8,002	—	7,402	7,402
Net operating loss and capital loss carry forwards	—	749,501	749,501	—	734,078	734,078

Total gross deferred tax assets	9,304	779,325	788,629	13,015	763,589	776,604
Less: valuation allowance	(8,159)	(758,199)	(766,358)	(12,316)	(744,390)	(756,706)

Net deferred tax assets	1,145	21,126	22,271	699	19,199	19,898

Deferred tax liabilities:
Accruals and reserves	(39)	—	(39)	(60)	—	(60)
Financial basis in excess of tax basis for intangible and fixed assets	—	(1,343)	(1,343)	—	(1,414)	(1,414)
Undistributed accumulated earnings of foreign subsidiaries	—	(18,010)	(18,010)	—	(16,587)	(16,587)

Total gross deferred tax liabilities	(39)	(19,353)	(19,392)	(60)	(18,001)	(18,061)

Net deferred tax asset (liability)	$1,106	$1,773	$2,879	$639	$1,198	$1,837

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2013 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(750,897)
Additional paid in capital	(15,461)

$(766,358)

The net change in the total valuation allowance for the fiscal year ended July 31, 2013 was an increase of approximately $9.7 million. This increase is primarily due to an increase in the U.S. valuation allowance due to net operating losses, capital losses, and other deferred tax assets. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $451.9 million, respectively, at July 31, 2013. The federal net operating losses will expire from fiscal year 2021 through 2033 and the state net operating losses will expire from fiscal year 2014 through 2033. The Company has a foreign net operating loss carryforward of approximately $60.1 million, of which $47.0 million has an indefinite carryforward period. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $16.3 million and $16.3 million, respectively. The federal and state capital losses will expire in fiscal year 2015 and 2016, respectively.

The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $62.8 million at July 31, 2013, of which approximately $11.3 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently undistributed earnings is estimated at $4.4 million. The Company has recorded a deferred tax liability of $18.0 million on the remaining $51.5 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Years Ended July 31,
	2013	2012	2011
	(in thousands)
Computed “expected” income tax expense (benefit)	$(12,443)	$(12,447)	$(11,661)
Increase (decrease) in income tax expense resulting from:
Losses not benefited	13,413	11,112	11,356
Foreign dividends	2,956	3,298	4,041
Foreign tax rate differential	(316)	1,133	(2,220)
Capitalized costs	100	179	408
Nondeductible goodwill impairment	—	—	2,467
Nondeductible expenses	254	355	202
Foreign withholding taxes	218	542	323
Reversal of uncertain tax position reserves	(403)	(1,137)	(4,255)
Other	—	—	158

Actual income tax expense	$3,779	$3,035	$819

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2013, 2012, and 2011, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $1.0 million, $1.3 million, and $2.4 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2009 through July 31, 2013. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2013 tax years remain subject to examination in most locations while the Company’s 2002 through 2013 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Years Ended July 31,
	2013	2012	2011
	(in thousands)
Balance as of beginning of year	$1,230	$2,273	$5,810
Additions for current year tax positions	79	73	—
Additions for prior year tax positions	—	564	—
Currency translation	33	—	697
Reductions for lapses in statute of limitations	(212)	(1,680)	(4,234)
Reductions of prior year tax positions	(115)	—	—

Balance as of end of year	$1,015	$1,230	$2,273

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the fiscal year ended July 31, 2013, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2013, 2012, and 2011, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $10,000, $78,000, and $130,000, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that any unrecognized tax benefits will reverse in the next twelve months.

(17)	DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of its employees in its Netherlands facility and one defined benefit pension plan covering certain of its employees in its Taiwan facility. Pension costs are actuarially determined.

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2013	2012
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$17,159	$13,791
Service cost	644	368
Interest cost	728	589
Actuarial (gain) loss	2,564	4,300
Employee contributions	296	328
Benefits and administrative expenses paid	(260)	(404)
Effect of curtailment	(2,258)	—
Currency translation	1,222	(1,813)

Benefit obligation at end of year	20,095	17,159

Change in plan assets
Fair value of plan assets at beginning of year	14,151	15,652
Actual return on plan assets	172	276
Employee contributions	296	328
Employer contributions	1,079	498
Benefits and administrative expenses paid	(260)	(404)
Currency translation	1,060	(2,199)

Fair value of plan assets at end of year	16,498	14,151

Funded status
Assets	—	37
Current liability	(1)	(1)
Noncurrent liability	(3,596)	(3,044)

Net amount recognized in statement of financial position as a noncurrent asset (liability)	$(3,597)	$(3,008)

The accumulated benefit obligation was approximately $17.3 million and $13.6 million at July 31, 2013, and 2012, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2013	2012
	(in thousands)
Projected benefit obligation	$18,664	$2,064
Accumulated benefit obligation	$16,454	$1,290
Fair value of plan assets	$15,423	$1,024

Components of net periodic pension cost were as follows:

	Years Ended July 31,
	2013	2012	2011
	(in thousands)
Service cost	$644	$368	$365
Interest costs	728	589	617
Expected return on plan assets	(538)	(473)	(477)
Amortization of net actuarial (gain) loss	38	(88)	(114)
Curtailment gain	(504)	—	—

Net periodic pension costs	$368	$396	$391

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal year 2014 is approximately $0.1 million related to amortization of a net actuarial loss and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	July 31,
	2013	2012	2011
Discount rate	3.61%	3.95%	5.50%
Rate of compensation increase	2.07%	2.12%	2.00%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Years Ended July 31,
	2013	2012	2011
Discount rate	4.13%	5.50%	5.50%
Expected long-term rate of return on plan assets	3.43%	3.34%	3.50%
Rate of compensation increase	2.05%	2.00%	2.00%

The discount rate reflects our best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as per July 31, 2013 for the appropriate duration of the plan.

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

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal year 2023. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $0.1 million in fiscal year 2014.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2014	$66
2015	92
2016	116
2017	157
2018	174
Next 5 years	1,335

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

ASC Topic 820 provides that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2:	Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3:	Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants would price the assets or liabilities

The current target allocations for plan assets are 100% for debt securities. The market value of plan assets using Level 2 inputs is approximately $16.5 million.

Valuation Technique:

Benefit obligations are computed using the projected unit credit method. Benefits are attributed to service based on the plan’s benefit formula. Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service of the current active membership.

(18)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income at July 31, 2012	$12,702	$(1,235)	$(26)	$11,441

Foreign currency translation adjustment	3,057	—	—	3,057
Net unrealized holding gain (loss) on securities	—	—	46	46
Pension adjustments	—	(831)	—	(831)

Net current-period other comprehensive income	3,057	(831)	46	2,272

Accumulated other comprehensive income at July 31, 2013	$15,759	$(2,066)	$20	$13,713

In each of the fiscal years ended July 31, 2013, 2012, and 2011, the Company recorded approximately $0.1 million in taxes related to comprehensive income.

(19)	ACCOUNTS RECEIVABLE

The allowance for doubtful accounts consisted of the following:

	As of July 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$344	$473	$919
Provision charged to expense	146	15	144
Accounts written off—continuing operations	(120)	(144)	(590)
Accounts written off—discontinued operations	(222)	—	—
Balance reclassified to discontinued operations	(84)	—	—

Balance at end of year	$64	$344	$473

During the fourth quarter of fiscal 2013, as a part of its working capital management, the Company entered into a factoring agreement with a third party financial institution for the sale of certain accounts receivables without recourse. The activity under this agreement is accounted for as a sale of accounts receivable under ASC 860 “Transfers and Servicing”. This agreement relates exclusively to the accounts receivables of one of the Company’s significant clients. The amount sold varies each month based on the amount of underlying receivables and cash flow requirements of the Company. The factoring agreement is permitted under the Company’s Credit Facility agreement.

The total amount of accounts receivable factored was $7.7 million for the year ended July 31, 2013. The cost incurred on the sale of these receivables was $6 thousand for the year ended July 31, 2013. The cost of selling these receivable is dependent upon the number of days between the sale date of the receivable and the date the client’s invoice is due and the interest rate. The interest rate associated with the sale of these receivables is equal to LIBOR plus 0.85%. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

(20)	EQUITY ISSUANCE

On March 12, 2013, stockholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. (“Steel Partners”) at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Partners a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. The Company intends to use the cash received for general corporate purposes.

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

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2013 and 2012. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Quarter Ended
	Oct. 31, ‘12	Jan. 31, ‘13	Apr. 30, ‘13	Jul. 31, ‘13	Oct. 31, ‘11	Jan. 31, ‘12	Apr. 30, ‘12	Jul. 31, ‘12
	(in thousands, except per share data)

Net revenue	$197,051	$203,436	$173,016	$181,001	$197,830	$169,435	$173,553	$173,129
Cost of revenue	178,427	183,158	157,641	160,908	172,058	154,026	157,625	161,679

Gross profit	18,624	20,278	15,375	20,093	25,772	15,409	15,928	11,450
Total operating expenses	25,895	28,804	22,135	25,768	22,189	27,929	23,798	29,504

Operating income (loss)	(7,271)	(8,526)	(6,760)	(5,675)	3,583	(12,520)	(7,870)	(18,054)
Total other income (expense)	(1,651)	(3,217)	(1,095)	(1,356)	831	559	3,753	5,145
Income tax expense (benefit)	909	674	392	1,804	1,871	380	(1,202)	1,986

Income (loss) from continuing operations	(9,831)	(12,417)	(8,247)	(8,835)	2,543	(12,341)	(2,915)	(14,895)
Loss from discontinued operations	(827)	(133)	(59)	(6)	(1,398)	(535)	(3,221)	(5,346)

Net income (loss)	$(10,658)	$(12,550)	$(8,306)	$(8,841)	$1,145	$(12,876)	$(6,136)	$(20,241)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.22)	$(0.29)	$(0.17)	$(0.17)	$0.06	$(0.29)	$(0.07)	$(0.34)
Loss from discontinued operations	(0.02)	—	—	—	(0.03)	(0.01)	(0.07)	(0.12)

Net income (loss)	$(0.24)	$(0.29)	$(0.17)	$(0.17)	$0.03	$(0.30)	$(0.14)	$(0.46)

(22)	DIVIDEND

On March 7, 2011, the Company announced that its Board of Directors had declared a special dividend of $0.9134 per common share outstanding, or $40.0 million in the aggregate, with a payment date of March 31, 2011 and a record date of March 17, 2011 (the “Special Dividend”). The aggregate amount paid to stockholders through the Special Dividend included amounts that remained under the June 2010 Repurchase Program at that time. No dividend was issued during fiscal years 2013 and 2012.

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

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that, as of July 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of July 31, 2013. Please see their report included in this Item 9A below.

Remediation of the Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, our management report on internal control over financial reporting described material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. During the first three quarters of fiscal 2013, the Company engaged in the implementation of remedial measures designed to address these material weaknesses. In the fourth quarter of fiscal 2013, the Company completed the testing of the design and operating effectiveness of the new procedures and controls. As a result, as of July 31, 2013, management concluded that the Company had remediated the previously reported material weaknesses in the internal control over financial reporting.

During fiscal 2013, the Company implemented new controls and enhanced its policies and procedures as set forth below to improve the internal controls over contract administration, client pricing in relation to cost markups and management of vendor rebates to remediate the material weaknesses previously noted in these areas. Specifically, the following new or improved controls were reviewed, designed and implemented during the year:

•	Designated oversight of contract administration, and implemented a centralized contract repository with documented procedures to govern contract administration;

•	Updated and improved formal review procedures over the initiation of client and vendor contracts;

•

Updated standard contracting guidelines, and improved procedures to ensure proper communication and approval of sales contracts, and understanding and adherence to, the contracted terms in the areas of client pricing, billings and accounting for revenue transactions;

•	Implemented a review by objective internal personnel of client billings and client pricing for verifying accurate pricing and adherence to contractual terms;

•	Implemented net pricing agreements with vendors effective April 11, 2012, and full cessation and wind-down of existing volume discount rebate programs; and

•

Developed and implemented a corporate level control which analyzes prior rebate arrangements and pricing markups by customer each quarter to check the accuracy of the associated revenue and adjust accordingly for adherence with the client contractual terms.

Management also completed training on the new contract management procedures and revenue recognition training to personnel responsible for the transmittal of revenue related information to accounting and finance personnel to allow for appropriate financial reporting under accounting principles generally accepted in the U.S.

In addition, the Company previously reported that its internal controls were not sufficient to ensure that the Company records its income tax expense correctly. For the income tax control material weakness, the Company has redesigned its monitoring control for uncertain tax positions and now conducts a review of uncertain tax positions with the Company’s foreign tax consultants at least on an annual basis, and quarterly, if there is an indication of a change in a tax position.

While the Company has concluded that our internal controls are effective, management will continue to provide ongoing training.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited ModusLink Global Solution Inc.’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ModusLink Global Solutions Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ModusLink Global Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2013, and our report dated October 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

October 15, 2013

ITEM 9B.—	OTHER INFORMATION

None.

PART III

ITEM 10.—	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers required by this Item will be contained in our Definitive Proxy Statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference.

During the fourth quarter of fiscal year 2013, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

The information required by this Item will be contained in our Definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12.—	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management will be contained in our Definitive Proxy Statement and is incorporated in this report by reference.

Equity Compensation Plan Information as of July 31, 2013

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2013:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,053,629	$4.76	3,564,365	(1)
Equity compensation plans not approved by security holders(2)	383,458	$9.44	—

Total	3,437,087	$5.28	3,564,365

(1)	Includes approximately 210,000 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.
(2)	In March 2002, the Board of Directors adopted the 2002 Non-officer Employee Stock Incentive Plan (the “2002 Plan”), which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company’s or its subsidiaries’ employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

ITEM 13.—	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our Definitive Proxy Statement and is incorporated in this report by reference.

ITEM 14.—	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our Definitive Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.—	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: October 15, 2013	By:	/s/ JOHN J. BOUCHER
John J. Boucher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/S/ JOHN J. BOUCHER John J. Boucher	President and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN G. CRANE Steven G. Crane	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ VIRGINIA G. BREEN Virginia G. Breen	Director

/S/ JEFFREY J. FENTON Jeffrey J. Fenton	Director

/S/ FRANCIS J. JULES Francis J. Jules	Director

/S/ GLEN M. KASSAN Glen M. Kassan	Director

/S/ WARREN G. LICHTENSTEIN Warren G. Lichtenstein	Chairman of the Board and Director

/S/ MICHAEL J. MARDY Michael J. Mardy	Director

/s/ Jeffrey S. Wald Jeffrey S. Wald	Director

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

3.3	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

3.4	Third Amended and Restated By-Laws of the Registrant is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 2, 2011 (File No. 000-23262).

3.5	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013 (File No. 001-35319).

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (File No. 000-23262).

4.2	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

4.3	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.4	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.5	Amendment No. 1, dated as of February 11, 2013 to Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amendment No. 2 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.4*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001 (File No. 000-23262).

10.5*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.6*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.7*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009 (File No. 000-23262).

10.8*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.9*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.10*	Amendment No. 2 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.11*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.12*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.13*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.14*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.15*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.16*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.17*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.18*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005 (File No. 000-23262).

10.19*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.20*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (File No. 000-23262).

10.21*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 (File No. 000-23262).

10.22*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.23*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed on November 2, 2004 (File No. 000-23262).

10.24*	Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.25*	Amendment No. 2 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.26*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 26, 2010 (File No. 000-23262).

10.27*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.28*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.29*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.30*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.31*	ModusLink Global Solutions, Inc. Third Amended and Restated Director Compensation Plan, dated as of November 23, 2011, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.32*	Separation Agreement, dated June 11, 2012, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.33*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.34*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.35*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.36*	Second Amendment to Executive Retention Agreement, dated September 28, 2010, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.37*	Third Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.38*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.39*	Changes in Compensation and Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.40*	Employment Offer Letter from the Registrant to Steven G. Crane, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.41*	Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Steven G. Crane is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.42*	Form of Executive Severance Agreement between the Registrant and Steven G. Crane and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.43*	Amendment to Executive Severance Agreement between the Registrant and Steven G. Crane, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.44*	Second Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Steven G. Crane is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.45*	Amendment to Executive Severance Agreement between the Registrant and David J. Riley, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.46*	Separation Agreement, dated June 11, 2012, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.47*	Executive Severance Agreement, dated December 12, 2011, by and between the Registrant and Thomas Nightingale is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.48*	Offer Letter, dated August 1, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.49*	Executive Severance Agreement, dated August 29, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.50*	First Amendment to Executive Severance Agreement, dated July 30, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.51*	Retention Bonus Letter Agreement, dated July 19, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.52*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.53*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.54	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.55	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended April 30, 2011 (File No. 000-23262).

10.56	Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National Association is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.57	Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement, dated as of August 16, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2012 (File No. 001-35319).

10.58	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.59	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.60	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.61	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.62	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.63	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.64	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.65	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.66	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.67	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.68	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.69	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.70	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.71	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.72	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004, is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.73	Amendment to Amended and Restated Limited Liability Company Agreement of CMGI@Ventures IV, LLC, dated as of December 29, 2008, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.74	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.75	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.76	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.77*	The Registrant’s FY2012 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011 (File No. 000-23262).

10.78*	Summary of the Registrant’s FY2012 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 21, 2011 (File No.000-23262).

10.79	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.80	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.81	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.82	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.83	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.84	Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.85	Guaranty and Security Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.86*	Offer Letter, dated as of January 13, 2013, from ModusLink Global Solutions, Inc. to John J. Boucher is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35319).

10.87*	Transition Agreement, dated as of January 25, 2013, by and between ModusLink Global Solutions, Inc. and Thomas Nightingale is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.88*	Executive Severance Agreement, dated as of January 28, 2013, by and between ModusLink Global Solutions, Inc. and John J. Boucher is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.89	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.90	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.91*	Consulting Agreement, dated February 11, 2013, between Edward E. Lucente and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Condensed Consolidated Balance Sheets as of July 31, 2013, (ii) Audited Condensed Consolidated Statements of Operations for the Twelve Months ended July 31, 2013, (iii) Audited Condensed Consolidated Statements of Cash Flows for the Twelve Months ended July 31, 2013 and (iv) Notes to Audited Condensed Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.