Form 10-Q
period 2013-10-31
ModusLink Global Solutions Inc
filed 2013-12-10
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

As of December 2, 2013, there were 51,621,754 shares issued and outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	October 31,	July 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$67,553	$77,916
Accounts receivable, trade, net of allowance for doubtful accounts of $64 thousand at October 31, 2013 and July 31, 2013	161,378	142,098
Inventories	81,002	61,322
Prepaid expenses and other current assets	10,061	9,750

Total current assets	319,994	291,086
Property and equipment, net	32,150	34,290
Investments in affiliates	7,837	7,970
Goodwill	3,058	3,058
Other intangible assets, net	1,484	1,764
Other assets	5,706	5,528

Total assets	$370,229	$343,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,691	$110,148
Accrued restructuring	1,393	4,670
Accrued expenses	39,837	34,748
Other current liabilities	26,403	26,865

Total current liabilities	199,324	176,431
Long-term portion of accrued restructuring	566	494
Other long-term liabilities	10,140	9,866

Long-term liabilities	10,706	10,360

Total Liabilities	210,030	186,791

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at October 31, 2013 and July 31, 2013	—	—

Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 51,600,602 issued and outstanding shares at October 31, 2013; 51,575,893 issued and outstanding shares at July 31, 2013	516	516
Additional paid-in capital	7,420,410	7,419,806
Accumulated deficit	(7,276,513)	(7,277,130)
Accumulated other comprehensive income	15,786	13,713

Total stockholders’ equity	160,199	156,905

Total liabilities and stockholders’ equity	$370,229	$343,696

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 31,
	2013	2012
Net revenue	$191,415	$197,051
Cost of revenue	169,420	178,427

Gross profit	21,995	18,624

Operating expenses
Selling, general and administrative	18,115	24,141
Amortization of intangible assets	280	285
Restructuring, net	979	1,470

Total operating expenses	19,374	25,896

Operating income (loss)	2,621	(7,272)

Other income (expense):
Interest income	102	78
Interest expense	(213)	(99)
Other gains (losses), net	(701)	(1,319)
Equity in losses of affiliates and impairments	(134)	(310)

Total other income (expense)	(946)	(1,650)

Income (loss) from continuing operations before income taxes	1,675	(8,922)
Income tax expense	1,137	909

Income (loss) from continuing operations	538	(9,831)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	79	(829)

Net Income (loss)	$617	$(10,660)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	0.00	(0.02)

Net Income (loss)	$0.01	$(0.24)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.22)
Income (loss) from discontinued operations	0.00	(0.02)

Net Income (loss)	$0.01	$(0.24)

Weighted average number of common shares used in:
Basic earnings per share	51,438	43,589
Diluted earnings per share	51,493	43,589

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended October 31,
	2013	2012
Net income (loss)	$617	$(10,660)

Other comprehensive income:
Foreign currency translation adjustment	2,079	3,259
Net unrealized holding gain (loss) on securities	(6)	(1)

	2,073	3,258

Comprehensive income (loss)	$2,690	$(7,402)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

					Accumulated
			Additional		Other	Total
	Number of	Common	Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Stock	Capital	Deficit	Income	Equity
Balance at July 31, 2013	51,575,893	$516	$7,419,806	$(7,277,130)	$13,713	$156,905
Net income	—	—	—	617	—	617
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	33,656	—	117	—	—	117
Restricted stock forfeitures	(8,947)	—	(25)	—	—	(25)
Share-based compensation	—	—	512	—	—	512
Other comprehensive items	—	—	—	—	2,073	2,073

Balance at October 31, 2013	51,600,602	$516	$7,420,410	$(7,276,513)	$15,786	$160,199

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	October 31,
	2013	2012
Cash flows from operating activities of continuing operations:
Net income (loss)	$617	$(10,660)
Income (loss) from discontinued operations	79	(829)

Income (loss) from continuing operations	538	(9,831)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	3,474	3,610
Amortization of intangible assets	280	285
Amortization of deferred financing costs	118	—
Share-based compensation	512	493
Non-operating (gains) losses, net	701	1,319
Equity in losses of affiliates and impairments	134	310
Changes in operating assets and liabilities:
Trade accounts receivable, net	(17,979)	(12,681)
Inventories	(18,680)	(4,725)
Prepaid expenses and other current assets	(364)	(57)
Accounts payable, accrued restructuring and accrued expenses	20,063	31,903
Refundable and accrued income taxes, net	1,221	(4,867)
Other assets and liabilities	453	3,086

Net cash provided by (used in) operating activities of continuing operations	(9,529)	8,845

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(974)	(2,134)
Change in restricted cash	—	(691)
Investments in affiliates	—	(586)

Net cash used in investing activities of continuing operations	(974)	(3,411)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(22)	(31)
Repurchase of common stock	(131)	(147)

Net cash used in financing activities of continuing operations	(153)	(178)

Cash flows from discontinued operations:
Operating cash flows	(579)	(377)

Net cash used in discontinued operations	(579)	(377)

Net effect of exchange rate changes on cash and cash equivalents	872	1,107

Net increase (decrease) in cash and cash equivalents	(10,363)	5,986
Cash and cash equivalents at beginning of period	77,916	52,369

Cash and cash equivalents at end of period	$67,553	$58,355

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2013, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 15, 2013. The results for the three months ended October 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended October 31, 2013, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance is effective prospectively starting with our first quarter of fiscal year 2015, and is related to presentation only. Its adoption will not have a material impact on our consolidated results of operations, financial position or cash flows.

(4) INVENTORIES

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

Inventories consisted of the following:

	October 31,	July 31,
	2013	2013
	(In thousands)
Raw materials	$62,788	$46,920
Work-in-process	927	1,256
Finished goods	17,287	13,146

	$81,002	$61,322

The Company continuously monitors inventory balances and records inventory write-downs for any excess of the cost of the inventory over its estimated market value. The Company also monitors inventory balances for obsolescence and excess quantities as compared to projected demand. The Company’s inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of its inventories, the Company uses the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional inventory write-downs may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts.

(5) INVESTMENTS IN AFFILIATES

The Company maintains interests in several privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors.

During the three months ended October 31, 2013 no investments were made by @Ventures in privately held companies. During the three months ended October 31, 2012, approximately $0.6 million was invested by @Ventures in privately held companies. At October 31, 2013 and July 31, 2013, the Company’s carrying value of investments in privately held companies was approximately $7.8 million and $8.0 million, respectively. No impairment charges were recorded during the three months ended October 31, 2013 and 2012. During the three months ended October 31, 2013 and 2012, @Ventures did not receive any distributions from its investments.

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

(6) GOODWILL

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s reporting units are the same as its operating segments: Americas, Asia, Europe, e-Business, and ModusLink PTS.

The Company’s remaining goodwill of $3.1 million as of October 31, 2013 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three months ended October 31, 2013.

(7) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	October 31,	July 31,
	2013	2013
	(In thousands)
Accrued pricing liabilities	$20,854	$20,854
Other	5,549	6,011

	$26,403	$26,865

As of October 31, 2013 and July 31, 2013, the Company had accrued pricing liabilities of approximately $20.9 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at October 31, 2013 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(8) RESTRUCTURING, NET

Restructuring and other costs for the three months ended October 31, 2013 primarily included continuing charges for headcount reductions and facility consolidations in an effort to streamline operations, including the closure and consolidation of operations of facilities in the U.S. and Europe. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2014. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by August 2015.

The $0.9 million restructuring charge recorded during the three months ended October 31, 2013 primarily consisted of approximately $0.2 million, $0.1 million, and $0.6 million of employee-related costs in the Americas, Asia, and Europe, respectively, related to the workforce reduction of 49 employees in our global supply chain operations.

The $1.5 million restructuring charge recorded during the three months ended October 31, 2012 primarily consisted of approximately $0.3 million, $0.7 million, and $0.5 million of employee-related costs in the Americas, Asia, and Europe, respectively, related to the workforce reduction of 62 employees in our global supply chain operations.

The following tables summarize the activities related to the restructuring accrual and by reportable segment for the three months ended October 31, 2013:

	Employee
	Related	Contractual
	Expenses	Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2013	$3,974	$1,190	$5,164

Restructuring charges	726	175	901
Restructuring adjustments	91	(13)	78
Cash paid	(3,881)	(387)	(4,268)
Non-cash adjustments	39	45	84

Accrued restructuring balance at October 31, 2013	$949	$1,010	$1,959

	Americas	Asia	Europe	All Other	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2013	$382	$520	$4,256	$6	$5,164

Restructuring charges	213	126	559	3	901
Restructuring adjustments	(46)	(4)	128	—	78
Cash paid	(234)	(359)	(3,675)	—	(4,268)
Non-cash adjustments	3	5	76	—	84

Accrued restructuring balance at October 31, 2013	$318	$288	$1,344	$9	$1,959

The net restructuring charges for the three months ended October 31, 2013 and 2012 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended
	October 31,
	2013	2012
	(In thousands)
Cost of revenue	$680	$769
Selling, general and administrative	299	701

	$979	$1,470

(9) CONTINGENCIES

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. On November 8, 2013, the Court held a hearing on the Company’s motion, but it has not yet issued a decision.

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

Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R.McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions. The plaintiffs filed a consolidated amended complaint in the Derivative Actions on March 4, 2013, and the Company moved to dismiss the Amended Complaint on April 4, 2013. On November 8, 2013, the Court held a hearing on the Company’s motion, but it has not yet issued a decision.

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

Because the SEC has not asserted any formal claims, and because, with respect to the pending litigation, there has been no decision by the Court with regard to the sufficiency of the complaint(s) and no discovery has been conducted, there is no amount of potential damages or litigation loss that is considered either probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

(10) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended
	October 31,
	2013	2012
	(in thousands)
Foreign currency exchange gain (losses)	$(1,172)	$(1,026)
Gain (loss) on disposal of assets	306	(4)
Other, net	165	(289)

	$(701)	$(1,319)

The Company recorded foreign exchange losses of approximately $1.2 million during the three months ended October 31, 2013. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.7 million and $0.5 million in Europe and Asia, respectively.

The Company recorded foreign exchange losses of approximately $1.0 million during the three months ended October 31, 2012. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.5 million and $0.5 million in Europe and Asia, respectively.

(11) INCOME TAXES

For the three months ended October 31, 2013, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using enacted rates in those jurisdictions. The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of October 31, 2013 and July 31, 2013, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.0 million.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statement of Operations. As of October 31, 2013 and July 31, 2013, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2009 through July 31, 2013. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2013 tax years remain subject to examination in most locations, while the Company’s 2002 through 2013 tax years remain subject to examination in most Asia locations.

Net Operating Loss

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

Tax Benefit Preservation Plan

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

(12) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three months ended October 31, 2013 and 2012.

	Three Months Ended
	October 31,
	2013	2012
	(In thousands)

Income (loss) from continuing operations	$538	$(9,831)
Income (loss) from discontinued operations	79	(829)

Net income (loss)	$617	$(10,660)

Weighted average common shares outstanding	51,438	43,589
Weighted average common equivalent shares arising from dilutive stock options and restrictive stock	55	—

Weighted average number of common and potential common shares	51,493	43,589

Basic net income (loss) per common share from continuing operations	$0.01	$(0.22)
Basic net income (loss) per common share from discontinued operations	0.00	(0.02)

	$0.01	$(0.24)

Diluted net income (loss) per common share from continuing operations	$0.01	$(0.22)
Diluted net income (loss) per common share from discontinued operations	0.00	(0.02)

	$0.01	$(0.24)

For the three months ended October 31, 2013 and 2012, approximately 3.4 million and 2.2 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(13) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the three months ended October 31, 2013 and 2012, which was allocated as follows:

	Three Months Ended
	October 31,
	2013	2012
	(In thousands)
Cost of revenue	$116	$50
Selling, general and administrative	396	443

	$512	$493

During the three months ended October 31, 2013, the Company did not grant any stock options or nonvested shares. As of October 31, 2013, unrecognized share-based compensation related to stock options was approximately $2.4 million. This expense is expected to be recognized over a weighted average period of 2.5 years. As of October 31, 2013, there was approximately $0.1 million of unrecognized share-based compensation related to nonvested stock to be recognized over a weighted average period of 0.5 years.

(14) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income at July 31, 2013	$15,759	$(2,066)	$20	$13,713

Foreign currency translation adjustment	2,079	—	—	2,079
Net unrealized holding gain (loss) on securities	—	—	(6)	(6)

Net current-period other comprehensive income	2,079	—	(6)	2,073

Accumulated other comprehensive income at October 31, 2013	$17,838	$(2,066)	$14	$15,786

(15) DISCONTINUED OPERATIONS AND DIVESTITURES

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

For the three months ended October 31, 2013 the Company had $0.1 million of income from discontinued operations, compared to $0.8 million of loss from discontinued operations for the same period in the prior year. As of October 31, 2013 and July 31, 2013, the Company had net liabilities of discontinued operations of approximately $0.1 million and $0.6 million, respectively.

(16) SEGMENT INFORMATION

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended
	October 31,
	2013	2012
	(In thousands)
Net revenue:
Americas	$76,575	$63,909
Asia	45,390	56,375
Europe	60,616	68,930
All Other	8,834	7,837

	$191,415	$197,051

Operating income (loss):
Americas	$3,488	$(2,036)
Asia	5,851	7,174
Europe	(2,346)	(3,829)
All Other	585	405

Total Segment operating income (loss)	7,578	1,714
Corporate-level activity	(4,957)	(8,986)

Total operating income (loss)	$2,621	$(7,272)

Total other income (expense)	(946)	(1,650)

Income (loss) from continuing operations before income taxes	$1,675	$(8,922)

	October 31, 2013	July 31, 2013
	(In thousands)
Total assets:
Americas	$79,523	$65,790
Asia	104,990	93,547
Europe	101,723	97,524
All Other	23,770	17,369

Sub-total—segment assets	310,006	274,230
Corporate	60,223	69,466

	$370,229	$343,696

As of October 31, 2013, approximately 56%, 18% and 26% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2013, approximately 58%, 18% and 24% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We operate integrated supply chain solutions that extend from front-end order management through distribution and returns management. Our solutions enable clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe that our clients can benefit from our global integrated solutions.

Historically, a significant portion of our revenue from our Supply Chain Business has been generated from clients in the computer and software markets. These markets are mature and, as a result, gross margins in these markets tend to be low. To address this, in addition to the computer and software markets, we have expanded our sales focus to include additional markets within technology, such as communications and consumer electronics, and outside of technology, such as medical devices. We believe these markets may experience faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often have significant need for a supply chain partner who will be an extension to their business models. We believe the scope of our service offerings, including e-Business and repair services will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We expect that e-Business and repair services present the opportunity for greater gross margins and profitability. We also strive to reduce our operating costs while implementing operational efficiencies throughout the Company.

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss). Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as computer hardware manufacturers, software publishers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and the sustained economic uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The markets for our services are generally very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. During the three months ended October 31, 2013 and 2012, our gross margin percentage was 11.5% and 9.5%, respectively. Increased competition arising from industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, establishing facilities closer to areas where our clients’ products are manufactured or to our clients’ end markets to gain efficiencies, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2013, sales to Hewlett-Packard accounted for approximately 30% of our consolidated net revenue while ten clients accounted for approximately 78% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our sales are subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the three months ended October 31, 2013, the Company reported net revenue of $191.4 million, operating income of $2.6 million, income from continuing operations before income taxes of $1.7 million and net income of $0.6 million. At October 31, 2013, we had cash and cash equivalents and available-for-sale securities of $67.6 million, and working capital of $120.7 million.

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

Results of Operations

Three months ended October 31, 2013 compared to the three months ended October 31, 2012

Net Revenue:

	Three Months Ended October 31, 2013	As a % of Total Net Revenue	Three Months Ended October 31, 2012	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$76,575	40.0%	$63,909	32.4%	$12,666	19.8%
Asia	45,390	23.7%	56,375	28.6%	(10,985)	(19.5%)
Europe	60,616	31.7%	68,930	35.0%	(8,314)	(12.1%)
All Other	8,834	4.6%	7,837	4.0%	997	12.7%

Total	$191,415	100.0%	$197,051	100.0%	$(5,636)	(2.9%)

Net revenue decreased by approximately $5.6 million during the three months ended October 31, 2013, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a significant software client that is reorganizing its supply chain partially offset by increased volumes from certain client programs. Revenue from new programs was $13.9 million during the first quarter of fiscal 2014, as compared to $39.0 million in the year-ago period. The decline in revenue from new programs was primarily due to a large consumer products program that has been generating revenue for more than 12 months and is now being categorized as base business. Revenue from new programs in the first quarter of fiscal 2014 benefited from an engagement with a consumer electronics client, which commenced several new programs in recent quarters. The Company defines new programs as client programs that have been executed for fewer than 12 months. Base business is defined as client programs that have been executed for 12 months or more. Approximately $113.6 million of the net revenue for the three months ended October 31, 2013 related to the procurement and re-sale of materials on behalf of our clients as compared to $120.1 million for the three months ended October 31, 2012.

During the three months ended October 31, 2013, net revenue in the Americas region increased by approximately $12.7 million, as compared to the same period in the prior year. This increase resulted primarily from higher order volumes from a program for a consumer electronics client and higher revenue from an aftermarket services program related to the repair and refurbishment of mobile devices. Within the Asia region, the net revenue decrease of approximately $11.0 million primarily resulted from lower order volumes from certain clients related to the software and personal computer markets. Within the Europe region, net revenue decreased by approximately $8.3 million primarily due to lower volumes from a significant software client that is reorganizing its supply chain. Net revenue for All Other increased by approximately $1.0 million primarily due to higher revenue from a consumer electronics client.

Cost of Revenue:

	Three Months Ended October 31, 2013	As a % of Segment Net Revenue	Three Months Ended October 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$69,696	91.0%	$61,841	96.8%	$7,855	12.7%
Asia	34,435	75.9%	42,929	76.1%	(8,494)	(19.8%)
Europe	57,840	95.4%	67,257	97.6%	(9,417)	(14.0%)
All Other	7,449	84.3%	6,400	81.7%	1,049	16.4%

Total	$169,420	88.5%	$178,427	90.5%	$(9,007)	(5.0%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by approximately $9.0 million for the three months ended October 31, 2013, as compared to the three months ended October 31, 2012. Gross margin for the first quarter of fiscal 2013 was 11.5% as compared to 9.5% in the prior year quarter. For the three months ended October 31, 2013, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 9.0%, 24.1% and 4.6%, as compared to 3.2%, 23.9% and 2.4%, respectively, for the same period of the prior year. These increases are attributable to a favorable geographic and client mix and the impact of cost reduction actions at certain facilities.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2013	As a % of Segment Net Revenue	Three Months Ended October 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3,186	4.2%	$3,742	5.9%	$(556)	(14.9%)
Asia	4,982	11.0%	5,610	10.0%	(628)	(11.2%)
Europe	4,435	7.3%	5,046	7.3%	(611)	(12.1%)
All Other	555	6.3%	759	9.7%	(204)	(26.9%)

Sub-total	13,158	6.9%	15,157	7.7%	(1,999)	(13.2%)
Corporate-level activity	4,957	—	8,984	—	(4,027)	(44.8%)

Total	$18,115	9.5%	$24,141	12.3%	$(6,026)	(25.0%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2013 decreased by approximately $6.0 million compared to the three-month period ended October 31, 2012, primarily as a result of reduced employee-related costs ($1.1 million), professional fees including fees related to the financial restatement ($3.2 million).

Amortization of Intangible Assets:

	Three Months Ended October 31, 2013	As a % of Segment Net Revenue	Three Months Ended October 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$38	0.0%	$38	0.1%	$—	0.0%
Asia	—	—	—	—	—	0.0%
Europe	—	—	—	—	—	0.0%
All Other	242	2.7%	247	3.2%	(5)	(2.0%)

Total	$280	0.1%	$285	0.1%	$(5)	(1.8%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Restructuring, net:

	Three Months Ended October 31, 2013	As a % of Segment Net Revenue	Three Months Ended October 31, 2012	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$167	0.2%	$326	0.5%	$(159)	(48.8%)
Asia	122	0.3%	664	1.2%	(542)	(81.6%)
Europe	687	1.1%	454	0.7%	233	51.3%
All Other	3	0.0%	26	0.3%	(23)	(88.5%)

Total	$979	0.5%	$1,470	0.7%	$(491)	(33.4%)

The $1.0 million restructuring charge recorded during the three months ended October 31, 2013 primarily consisted of approximately $0.2 million, $0.1 million, and $0.7 million of employee-related costs in the Americas, Asia, and Europe, respectively, related to the workforce reduction of 49 employees in our global supply chain operations.

The $1.5 million restructuring charge recorded during the three months ended October 31, 2012 primarily consisted of approximately $0.3 million, $0.7 million, and $0.5 million of employee-related costs in the Americas, Asia, and Europe, respectively, related to the workforce reduction of 62 employees in our global supply chain operations.

Interest Income/Expense:

During the three months ended October 31, 2013 and 2012, interest income was $0.1 million in each period.

During the three months ended October 31, 2013 and 2012, interest expense totaled approximately $0.2 and $0.1 million, respectively. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015. In both periods, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

Other gains (losses), net consists primarily of net realized and unrealized foreign exchange gains and losses and also include other items such as amortization of deferred costs associated with our credit facility and other gain and losses. The Company recorded foreign exchange losses of approximately $1.2 million during the three months ended October 31, 2013. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.7 million and $0.5 million in Europe and Asia, respectively.

The Company recorded foreign exchange losses of approximately $1.0 million during the three months ended October 31, 2012. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.5 million and $0.5 million in Europe and Asia, respectively.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments, results from the Company’s minority ownership in certain investments that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.1 million and $0.3 million for the three months ended October 31, 2013 and 2012, respectively. During the three months ended October 31, 2013 and October 31, 2012, @Ventures did not receive any distributions from its investments.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those required of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $7.8 million of investments in affiliates at October 31, 2013 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.8 million to $1.6 million.

Income Tax Expense:

During the three months ended October 31, 2013, the Company recorded income tax expense of approximately $1.1 million, as compared to income tax expense of $0.9 million for same period in the prior fiscal year. For the three months ended October 31, 2013 and 2012, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, returns generated by our venture capital investments and borrowings from lending institutions. As of October 31, 2013, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $67.6 million.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all of the domestic assets of the Company. As of October 31, 2013, the calculated borrowing base was $41.6 million. The Credit Facility terminates on October 31, 2015. Interest on the Credit Facility is based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility includes one restrictive financial covenant, which is minimum EBITDA, and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Company did not have any outstanding indebtedness related to the Credit Facility as of October 31, 2013. The Company’s working capital at October 31, 2013 was approximately $120.7 million.

Cash provided by operating activities of continuing operations represents income (loss) from continuing operations as adjusted for non-cash items and changes in operating assets and liabilities. Net cash (used in) provided by operating activities of continuing operations was $(9.5) million and $8.8 million for the three months ended October 31, 2013 and 2012, respectively. The $18.4 million decrease in cash provided by operating activities of continuing operations for the three months ended October 31, 2013 compared with the same period in the prior year was due to increased usage of cash for inventory purchases and accounts receivable.

During the three months ended October 31, 2013, non-cash items included depreciation expense of $3.5 million, share-based compensation of $0.5 million, amortization of intangible assets of $0.3 million, non-operating losses, net, of $0.7 million, and equity in losses of affiliates of $0.1 million. The increase in accounts receivable, inventory and accounts payable is due to the seasonal demands of clients driven by holiday buying patterns.

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

Investing activities of continuing operations used cash of $1.0 million and $3.4 million during the three months ended October 31, 2013 and 2012, respectively. The $1.0 million of cash used in investing activities during the three months ended October 31, 2013 represents primarily capital expenditures. The $3.4 million of cash used in investing activities during the three months ended October 31, 2012 resulted primarily from $2.1 million in capital expenditures, $0.7 million of restricted cash used as collateral for borrowing obligations and $0.6 million of investments in affiliates.

During the quarter ended October 31, 2012, the Company restricted cash of $0.2 million to collateralize outstanding letters of credit and $0.5 million to collateralize the Company’s commercial credit card program, respectively. These restricted cash amounts are included as components of “prepaid expenses and other current assets” and “other assets”, respectively, in the accompanying condensed consolidated balance sheet as of October 31, 2013.

Financing activities of continuing operations used cash of $0.2 million during both the three month periods ended October 31, 2013 and 2012 for capital lease repayments and repurchase of the Company’s common stock. The Company is not primarily dependent on liquidity from its financing activities to fund either its short-term or long-term operating activities; however, we have utilized our revolving line of credit to meet operating requirements in the past.

Cash used in discontinued operations totaled $0.6 million and $0.4 million for the three months ended October 31, 2013 and 2012, respectively, primarily for ongoing lease obligations.

Given the Company’s cash resources as of October 31, 2013, the Company believes that it has sufficient working capital and liquidity to support its operations for at least the next 12 months. There are no material capital expenditure requirements as of October 31, 2013. However, should additional capital be needed to fund any future cash needs, investments or acquisition activities, the Company may seek to raise additional capital through offerings of the Company’s stock, or through debt financing. There can be no assurance, however, that the Company will be able to raise additional capital on terms that are favorable to the Company, or at all.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The company’s contractual obligations and other commercial commitments did not change materially between July 31, 2013 and October 31, 2013.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2013, the Company had no recorded liabilities with respect to these arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory, restructuring, share-based compensation expense, goodwill and long-lived assets, investments, and income taxes. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: determining the valuation of inventory; determining future lease assumptions related to restructured facility lease obligations; measuring share-based compensation expense; determining projected and discounted cash flows for purposes of evaluating goodwill and intangible assets for impairment; preparing investment valuations; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

During the three months ended October 31, 2013, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statement of Operations. As of October 31, 2013, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At October 31, 2013, the Company had no outstanding borrowings under its Credit Facility and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of October 31, 2013, the Company did not have any outstanding foreign currency exchange contracts.

Revenues from our foreign operating segments accounted for approximately 55.4% and 63.6% of total revenues during the three months ended October 31, 2013 and 2012, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

The primary currencies in which we conduct business include Euros, Singapore Dollars, Chinese Renminbi, Hungarian Forints, Czech Koruna, Taiwan Dollars, Japanese Yen, Australian Dollars, Malaysian Ringgits, Mexican Pesos and Indian Rupee. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in translation gains or losses which are recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2013, we recorded net foreign currency translation gains of approximately $2.1 million which are recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have monetary assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency values of these assets and liabilities result in foreign exchange transaction and remeasurement gains and losses. For the three months ended October 31, 2013, we recorded realized and unrealized foreign currency transaction losses of approximately $1.2 million which are recorded in “Other gains (losses), net” in our condensed consolidated statement of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There have not been any material changes in the legal proceedings previously disclosed in the “Item 3. Legal Proceedings” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2013. From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business.

Item 1A.	Risk Factors.

There have not been any material changes from the risk factors previously disclosed in the “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended July 31, 2013. In addition to the other information set forth in this report, including in the first paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” you should carefully consider the factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended October 31, 2013:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2013—August 31, 2013	2,717	(1)	$2.88	—	$—
September 1, 2013—September 30, 2013	—		—	—	—
October 1, 2013—October 31, 2013	6,204	(1)	$2.77	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: December 10, 2013	By:	/S/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer

EXHIBIT INDEX

10.1	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

10.2	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2013 and July 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months ended October 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2013 and 2012 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.