Form 10-Q
period 2014-01-31
ModusLink Global Solutions Inc
filed 2014-03-03
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of February 26, 2014, there were 51,629,593 shares issued and outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	January 31,	July 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$75,274	$77,916
Accounts receivable, trade, net of allowance for doubtful accounts of $76 and $64 at January 31, 2014 and July 31, 2013, respectively	145,480	142,098
Inventories	68,890	61,322
Prepaid expenses and other current assets	10,774	9,750

Total current assets	300,418	291,086
Property and equipment, net	28,911	34,290
Investments in affiliates	8,071	7,970
Goodwill	3,058	3,058
Other intangible assets, net	1,204	1,764
Other assets	5,389	5,528

Total assets	$347,051	$343,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,236	$110,148
Accrued restructuring	1,686	4,670
Accrued expenses	37,840	34,748
Other current liabilities	25,735	26,865

Total current liabilities	177,497	176,431
Long-term portion of accrued restructuring	273	494
Other long-term liabilities	9,243	9,866

Long-term liabilities	9,516	10,360

Total liabilities	187,013	186,791

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at January 31, 2014 and July 31, 2013	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 51,607,186 issued and outstanding shares at January 31, 2014; 51,575,893 issued and outstanding shares at July 31, 2013	516	516
Additional paid-in capital	7,421,070	7,419,806
Accumulated deficit	(7,275,449)	(7,277,130)
Accumulated other comprehensive income	13,901	13,713

Total stockholders’ equity	160,038	156,905

Total liabilities and stockholders’ equity	$347,051	$343,696

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Net revenue	$194,011	$203,436	$385,426	$400,487
Cost of revenue	171,431	183,158	340,851	361,585

Gross profit	22,580	20,278	44,575	38,902

Operating expenses
Selling, general and administrative	19,572	23,721	37,687	47,862
Amortization of intangible assets	280	285	560	569
Impairment of long-lived assets	500	—	500	—
Restructuring, net	993	4,798	1,972	6,268

Total operating expenses	21,345	28,804	40,719	54,699

Operating income (loss)	1,235	(8,526)	3,856	(15,797)

Other income (expense):
Interest income	65	88	167	166
Interest expense	(199)	(101)	(412)	(199)
Other gains (losses), net	892	(978)	191	(2,299)
Impairment of investments in affiliates	(177)	(1,500)	(177)	(1,500)

Total other income (expense)	581	(2,491)	(231)	(3,832)

Income (loss) from continuing operations before income taxes	1,816	(11,017)	3,625	(19,629)
Income tax expense	753	674	1,890	1,583
Equity in losses of affiliates, net of tax	—	726	134	1,036

Income (loss) from continuing operations	1,063	(12,417)	1,601	(22,248)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	1	(133)	80	(960)

Net income (loss)	$1,064	$(12,550)	$1,681	$(23,208)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.29)	$0.03	$(0.51)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.02)

Net income (loss)	$0.02	$(0.29)	$0.03	$(0.53)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.29)	$0.03	$(0.51)
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.02)

Net income (loss)	$0.02	$(0.29)	$0.03	$(0.53)

Weighted average number of common shares used in:
Basic earnings per share	51,498	43,654	51,467	43,629
Diluted earnings per share	51,811	43,654	51,539	43,629

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Net income (loss)	$1,064	$(12,550)	$1,681	$(23,208)

Other comprehensive income:
Foreign currency translation adjustment	(2,137)	1,757	(58)	5,016
Pension liability adjustments, net of tax	250	—	250	—
Net unrealized holding gain (loss) on securities	2	—	(4)	(1)

	(1,885)	1,757	188	5,015

Comprehensive income (loss)	$(821)	$(10,793)	$1,869	$(18,193)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	January 31,
	2014	2013
Cash flows from operating activities of continuing operations:
Net income (loss)	$1,681	$(23,208)
Income (loss) from discontinued operations	80	(960)

Income (loss) from continuing operations	1,601	(22,248)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	6,571	6,849
Amortization of intangible assets	560	569
Amortization of deferred financing costs	236	117
Impairment of long-lived assets	500	—
Loss on the sale of available-for-sale securities	—	19
Share-based compensation	1,150	915
Non-operating (gains) losses, net	(191)	2,299
Equity in losses of affiliates and impairments	311	2,536
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,659)	1,622
Inventories	(7,705)	2,026
Prepaid expenses and other current assets	(1,022)	(1,138)
Accounts payable, accrued restructuring and accrued expenses	229	12,184
Refundable and accrued income taxes, net	1,923	(2,605)
Other assets and liabilities	29	619

Net cash provided by operating activities of continuing operations	533	3,764

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(1,682)	(3,570)
Change in restricted cash	—	(691)
Proceeds from the disposition of the TFL business, net of transaction costs of $81	—	1,269
Proceeds from the sale of available-for-sale securities	—	96
Proceeds from the sale of equity investments in affiliates	—	174
Investments in affiliates	(412)	(1,450)

Net cash used in investing activities of continuing operations	(2,094)	(4,172)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(49)	(30)
Proceeds from issuance of common stock	117	—
Repurchase of common stock	(37)	(152)

Net cash provided by (used in) financing activities of continuing operations	31	(182)

Cash flows from discontinued operations:
Operating cash flows	(579)	(1,357)

Net cash used in discontinued operations	(579)	(1,357)

Net effect of exchange rate changes on cash and cash equivalents	(533)	1,448

Net decrease in cash and cash equivalents	(2,642)	(499)
Cash and cash equivalents at beginning of period	77,916	52,369
Cash held in discontinued operations at end of the period	—	(80)

Cash and cash equivalents at end of period	$75,274	$51,790

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly-owned subsidiaries, ModusLink Corporation (“ModusLink”) and ModusLink PTS, Inc. (“ModusLink PTS”), executes comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, medical devices, software, and retail. The Company’s operations are supported by a global footprint that includes more than 25 sites across North America, Europe and the Asia Pacific region

The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2013, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 15, 2013. The results for the three and six months ended January 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended January 31, 2014, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2-13-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists”, amending the guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance is effective prospectively starting with our first quarter of fiscal year 2015, and is related to presentation only. Its adoption will not have a material impact on our consolidated results of operations, financial position or cash flows.

(4) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by both the moving average and the first-in, first-out methods. Materials that the Company procures on behalf of its clients that are included in inventory typically include materials such as compact discs, printed materials, manuals, labels, hardware accessories, flash memory, consumer packaging, shipping boxes and labels, power cords and cables for client-owned electronic devices.

Inventories consisted of the following:

	January 31,	July 31,
	2014	2013
	(In thousands)
Raw materials	$61,185	$46,920
Work-in-process	812	1,256
Finished goods	6,893	13,146

	$68,890	$61,322

The Company continuously monitors inventory balances and records inventory write-downs for any excess of the cost of the inventory over its estimated market value. The Company also monitors inventory balances for obsolescence and excess quantities as compared to projected demand. The Company’s inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, write-down history of inventory, market conditions and contractual arrangements with clients. While such assumptions may change from period to period, in determining the net realizable value of its inventories, the Company uses the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, additional inventory write-downs may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts.

(5) INVESTMENTS IN AFFILIATES

The Company maintains interests in several early-stage privately held technology companies primarily through its interests in two venture capital funds which invest as “@Ventures.” These investments are generally made in connection with a round of financing with other third-party investors.

During the three and six months ended January 31, 2014, approximately $0.4 million was invested by @Ventures in privately held companies. During the three and six months ended January 31, 2013, approximately $0.9 million and $1.5 million was invested by @Ventures in privately held companies, respectively. During the three and six months ended January 31, 2014, the Company recorded $0.2 million in impairment charges related to an investment in the @Ventures portfolio of companies. During the three and six months ended January 31, 2013, the Company recorded a $1.5 million impairment charge related to an investment in the @Ventures portfolio of companies. During the three and six month periods ended January 31, 2013, the Company received distributions from its investments of $0.2 million. The Company did not receive any distributions from its investments during the current year. At January 31, 2014 and July 31, 2013, the Company’s carrying value of investments in privately held companies was approximately $8.1 million and $8.0 million, respectively.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value (the “cost method”) unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations. As of January 31, 2014 all of the investments in affiliates held by the Company are being accounted for under the cost method.

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

The Company’s remaining goodwill of $3.1 million as of January 31, 2014 and July 31, 2013 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three and six months ended January 31, 2014.

(7) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	January 31,	July 31,
	2014	2013
	(In thousands)
Accrued pricing liabilities	$20,434	$20,854
Other	5,301	6,011

	$25,735	$26,865

As of January 31, 2014 and July 31, 2013, the Company had accrued pricing liabilities of approximately $20.4 million and $20.9 million, respectively. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at January 31, 2014 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(8) RESTRUCTURING, NET

Restructuring and other costs for the three and six months ended January 31, 2014 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2014. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by August 2015. The $1.0 million restructuring charge recorded during the three months ended January 31, 2014 primarily consisted of $0.4 million, $0.3 million and $0.3 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 35 employees in our global supply chain operations. The $0.9 million restructuring charge recorded during the three months ended October 31, 2013 consisted of $0.2 million, $0.1 million and $0.6 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 49 employees in our global supply chain operations. The estimated savings on an annualized basis expected to result from these actions is approximately $1.6 million.

The $4.8 million restructuring charge recorded during the three months ended January 31, 2013 primarily consisted of approximately $1.0 million, $1.3 million and $1.7 million of employee-related costs in Americas, Asia and Europe, respectively, related to the workforce reduction of 140 employees in our global supply chain operations. In addition, the Company recorded $0.8 million of employee-related costs related to the workforce reduction of 15 employees in e-Business.

During the first quarter of fiscal 2013, the Company recorded restructuring charges of approximately $1.5 million, primarily consisting of $0.3 million, $0.7 million and $0.5 million of employee-related costs in Americas, Asia and Europe, respectively, related to the workforce reduction of 62 employees in our global supply chain operations.

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the three and six months ended January 31, 2014:

	Employee
	Related	Contractual
	Expenses	Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2013	$3,974	$1,190	$5,164

Restructuring charges	1,600	294	1,894
Restructuring adjustments	91	(13)	78
Cash paid	(4,726)	(552)	(5,278)
Non-cash adjustments	36	65	101

Accrued restructuring balance at January 31, 2014	$975	$984	$1,959

				All	Consolidated
	Americas	Asia	Europe	Other	Total
	(In thousands)
Accrued restructuring balance at July 31, 2013	$382	$520	$4,256	$6	$5,164

Restructuring charges	643	429	792	30	1,894
Restructuring adjustments	(46)	(4)	128	—	78
Cash paid	(387)	(727)	(4,134)	(30)	(5,278)
Non-cash adjustments	3	5	93	—	101

Accrued restructuring balance at January 31, 2014	$595	$223	$1,135	$6	$1,959

The net restructuring charges for the three and six months ended January 31, 2014 and 2013 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$693	$3,529	$1,373	$4,298
Selling, general and administrative	300	1,269	599	1,970

	$993	$4,798	$1,972	$6,268

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

(10) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
	(in thousands)
Foreign currency exchange gain (losses)	$1,002	$(1,034)	$(170)	$(2,060)
Gain (loss) on disposal of assets	161	(58)	467	(62)
Other, net	(271)	114	(106)	(177)

	$892	$(978)	$191	$(2,299)

The Company recorded foreign exchange gains of approximately $1.0 million during the three months ended January 31, 2014, as compared to foreign exchange losses of approximately $1.0 million during the three months ended January 31, 2013. For the three months ended January 31, 2014, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.2 million and $1.0 million in the Americas and Europe, respectively. For the three months ended January 31, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $1.0 million in Asia and Europe, respectively, offset by realized and unrealized gains of approximately $0.6 million in the Americas.

The Company recorded foreign exchange losses of approximately $0.2 million and $2.1 million during the six months ended January 31, 2014 and 2013, respectively. For the six months ended January 31, 2014, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.5 million in Asia, offset by realized and unrealized gains of approximately $0.2 million and $0.3 million in the Americas and Europe, respectively. For the six months ended January 31, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.1 million and $1.5 million in Asia and Europe, respectively, offset by realized and unrealized gains of approximately $0.6 million in the Americas.

(11) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three and six months ended January 31, 2014, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of January 31, 2014 and July 31, 2013, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.0 million and $1.0 million, respectively.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statement of Operations. As of January 31, 2014 and July 31, 2013, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2009 through July 31, 2013. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2013 tax years remain subject to examination in most locations, while the Company’s 2002 through 2013 tax years remain subject to examination in most Asia locations.

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

Tax Benefit Preservation Plan

On October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended from time to time, the “Tax Plan”). The Tax Plan reduces the likelihood that changes in the Company’s investor base would have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code.

(12) EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings (loss) per share for the three and six months ended January 31, 2014 and 2013.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
	(In thousands)
Income (loss) from continuing operations	$1,063	$(12,417)	$1,601	$(22,248)
Income (loss) from discontinued operations	1	(133)	80	(960)

Net income (loss)	$1,064	$(12,550)	$1,681	$(23,208)

Weighted average common shares outstanding	51,498	43,654	51,467	43,629
Weighted average common equivalent shares arising from dilutive stock options and restrictive stock	313	—	72	—

Weighted average number of common and potential common shares	51,811	43,654	51,539	43,629

Basic net income (loss) per common share from:
Continuing operations	$0.02	$(0.29)	$0.03	$(0.51)
Discontinued operations	0.00	(0.00)	0.00	(0.02)

	$0.02	$(0.29)	$0.03	$(0.53)

Diluted net income (loss) per common share from:
Continuing operations	$0.02	$(0.29)	$0.03	$(0.51)
Discontinued operations	0.00	(0.00)	0.00	(0.02)

	$0.02	$(0.29)	$0.03	$(0.53)

For the three and six months ended January 31, 2014, approximately 3.6 million and 5.5 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and six months ended January 31, 2013, approximately 2.2 million and 2.3 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(13) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three and six months ended January 31, 2014 and 2013, which was allocated as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$117	$61	$233	$111
Selling, general and administrative	521	361	917	804

	$638	$422	$1,150	$915

At January 31, 2014, there was approximately $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(14) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income at July 31, 2013	$15,759	$(2,066)	$20	$13,713

Foreign currency translation adjustment	(58)	—	—	(58)
Net unrealized holding gain on securities	—	—	(4)	(4)
Pension liability adjustments, net of tax	—	250	—	250

Net current-period other comprehensive income	(58)	250	(4)	188

Accumulated other comprehensive income at January 31, 2014	$15,701	$(1,816)	$16	$13,901

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

The Company’s other discontinued operations relate to a lease obligation associated with a previously vacated facility. During the year ended July 31, 2006, the Company sold a marketing distribution business run by a wholly-owned subsidiary to an unrelated third party. In July 2013, the Company reached an agreement with its landlord for the early termination of a lease agreement associated with that business. As part of the lease termination agreement, the Company paid $0.4 million to the landlord on August 1, 2013 and was released from any future obligations associated with the leased facility. The Company also assigned its interest in its sublease rental income to the landlord.

(16) SEGMENT INFORMATION

The Company has five operating segments: Americas; Asia; Europe; e-Business; and ModusLink PTS. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has three reportable segments: Americas,; Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All Other category. The All Other category primarily represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments The Corporate-level balance sheet information includes cash and cash equivalents, investments and other assets, which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
	(In thousands)
Net revenue:
Americas	$78,787	$67,731	$155,362	$131,641
Asia	47,530	60,356	92,920	116,731
Europe	56,751	67,818	117,367	136,748
All Other	10,943	7,531	19,777	15,367

	$194,011	$203,436	$385,426	$400,487

Operating income (loss):
Americas	$2,080	$(446)	$5,568	$(2,470)
Asia	5,808	5,585	11,659	12,754
Europe	(2,149)	(3,900)	(4,495)	(7,748)
All Other	(76)	(955)	509	(538)

Total Segment operating income	5,663	284	13,241	1,998
Corporate-level activity	(4,428)	(8,810)	(9,385)	(17,795)

Total operating income (loss)	1,235	(8,526)	3,856	(15,797)

Total other income (expense)	581	(2,491)	(231)	(3,832)

Income (loss) from continuing operations before income taxes	$1,816	$(11,017)	$3,625	$(19,629)

	January 31,	July 31,
	2014	2013
	(In thousands)
Total assets:
Americas	$77,637	$65,790
Asia	85,485	93,547
Europe	100,992	97,524
All Other	19,529	17,369

Sub-total - segment assets	283,643	274,230
Corporate	63,408	69,466

	$347,051	$343,696

As of January 31, 2014, approximately 56%, 18 % and 26 % of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2013, approximately 58%, 18% and 24% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively.

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

We operate an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution enables clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe that our clients can benefit from our global integrated business solution.

Historically, a significant portion of our revenue from our Supply Chain Business has been generated from clients in the computer and software markets. These markets are mature and, as a result, gross margins in these markets tend to be low. To address this, in addition to the computer and software markets, we have expanded our sales focus to include additional markets such as communications and consumer electronics. We believe these markets may experience faster growth than our historical markets, and represent opportunities to realize higher gross margins on our services. Companies in these markets often have significant need for a supply chain partner who will be an extension to their business models. We believe the scope of our service offerings, including e-Business and repair services will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients. We also strive to reduce our operating costs while implementing operational efficiencies throughout the Company.

Our clients’ products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season.

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and restatement costs, strategic alternative s and other professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, other non-operating gains and losses, equity in losses of affiliates and discontinued operations. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as computer hardware manufacturers, software publishers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The markets for our services are generally very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. For both the three and six-month periods ended January 31, 2014, our gross margin percentage was 11.6% as compared to 10.0% and 9.7% for the three and six-month periods ended January 31, 2013. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating facilities, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended January 31, 2014, sales to Hewlett-Packard accounted for approximately 28% of our net revenue while our top ten clients collectively accounted for approximately 81% of our net revenue. For the six months ended January 31, 2013, sales to Hewlett-Packard accounted for approximately 29% of our net revenue while our top ten clients collectively accounted for approximately 80% of our net revenue. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the three months ended January 31, 2014, the Company reported net revenue of $194.0 million, operating income of $1.2 million, income from continuing operations before income taxes of $1.8 million and net income of $1.1 million. For the six months ended January 31, 2014, the Company reported net revenue of $385.4 million, operating income of $3.9 million, income from continuing operations before income taxes of $3.6 million and net income of $1.7 million. For the three months ended January 31, 2013, the Company reported net revenue of $203.4 million, an operating loss of $8.5 million, loss from continuing operations before income taxes of $11.0 million and a net income of $12.6 million. For the six months ended January 31, 2013, the Company reported net revenue of $400.5 million, an operating loss of $15.8 million, a loss from continuing operations before income taxes of $19.6 million and a net loss of $23.2 million. At January 31, 2014, we had cash and cash equivalents of $75.3 million, and working capital of $122.9 million.

Basis of Presentation

The Company has five operating segments: Americas; Asia; Europe; e-Business and ModusLink PTS. The Company has three reportable segments: Americas; Asia; and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All Other category. The All Other category represents primarily the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments, and administration costs related to the Company’s venture capital activities.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended January 31, 2014 compared to the three months ended January 31, 2013

Net Revenue:

		As a %		As a %
	Three Months	of	Three Months	of
	Ended	Total	Ended	Total
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$78,787	40.6%	$67,731	33.3%	$11,056	16.3%
Asia	47,530	24.5%	60,356	29.7%	(12,826)	(21.3%)
Europe	56,751	29.3%	67,818	33.3%	(11,067)	(16.3%)
All Other	10,943	5.6%	7,531	3.7%	3,412	45.3%

Total	$194,011	100.0%	$203,436	100.0%	$(9,425)	(4.6%)

Net revenue decreased by approximately $9.4 million during the three months ended January 31, 2014, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a significant software client that has reorganized its supply chain, partially offset by increased volumes from other clients. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended January 31, 2014. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $12.6 million during the second quarter of fiscal 2014, as compared to $30.5 million in the second quarter of fiscal 2013. The decline in revenue from new programs was primarily due to a large consumer products program that has been generating revenue for more than 12 months and is now being categorized as base business, defined as client programs that have been executed for 12 months or more. Revenue from new programs in the second quarter of fiscal 2014 benefited from a particular consumer electronics client, which commenced several new programs in recent quarters.

During the second quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter for one of their supply chain programs in Asia for which we are currently the primary service provider. While we have been notified that the client intends to add an additional service provider to this program, we expect to continue to be the primary service provider. We expect this change in sourcing strategy to result in reduced annualized net revenue of approximately $15 million to $20 million, and to have a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program. Although there can be no assurances, we are and will continue to seek to offset this loss of net revenue and associated operating income through increased revenues from other clients, new business opportunities, increases in productivity and ongoing cost reduction initiatives.

During the three months ended January 31, 2014, net revenue in the Americas region increased by approximately $11.1 million. This increase resulted primarily from higher order volumes from a program for a consumer electronics client and higher revenue from an aftermarket services program related to the repair and refurbishment of mobile devices. Within the Asia region, the net revenue decrease of approximately $12.8 million primarily resulted from lower order volumes from certain clients related to the software and personal computer markets. Within the Europe region, net revenue decreased by approximately $11.1 million primarily due to lower volumes from a significant software client that has reorganized its supply chain. Net revenue for All Other increased by approximately $3.4 million primarily due to higher revenue from a consumer electronics client.

Cost of Revenue:

		As a %		As a %
	Three Months	of	Three Months	of
	Ended	Segment	Ended	Segment
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$72,947	92.6%	$63,545	93.8%	$9,402	14.8%
Asia	35,271	74.2%	47,784	79.2%	(12,513)	(26.2%)
Europe	53,162	93.7%	65,052	95.9%	(11,890)	(18.3%)
All Other	10,051	91.8%	6,777	90.0%	3,274	48.3%

Total	$171,431	88.4%	$183,158	90.0%	$(11,727)	(6.4%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended January 31, 2014 included materials procured on behalf of our clients of $115.3 million, or 59.4% of consolidated net revenue, as compared to $123.7 million or 60.8% of consolidated net revenue for the same period in the prior year, a decrease of $8.4 million. Total cost of revenue decreased by $11.7 million for the three months ended January 31, 2014, as compared to the three months ended January 31, 2013, due to the decline in revenue as well as to cost reduction programs implemented by the Company. Gross margin for the second quarter of fiscal 2014 increased to 11.6% from 10.0% in the prior year quarter, primarily as a result of cost reduction actions taken by the Company. For the three months ended January 31, 2014, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 7.4%, 25.8% and 6.3%, as compared to 6.2%, 20.8% and 4.1%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended January 31, 2014.

In the Americas, the 1.2 percentage point increase in gross margin, from 6.2% to 7.4%, resulted from the favorable impact of cost reductions at certain facilities, partly offset by an unfavorable shift in client mix. In Asia, the 5.0 percentage point increase in gross margin, from 20.8% to 25.8%, was primarily the result of a favorable client mix. This was offset by cost reductions in Asia that were not enough to offset the impact on gross margin of lower net revenues. In Europe, the 2.1 percentage point improvement in gross margin, from 4.1% to 6.3%, was attributable to a favorable client mix as well as the impact of cost reductions at certain facilities. The gross margin for All other, which is comprised primarily of e-Business, was 8.2% for the three months ended January 31, 2014 as compared to 10.0% for the same period of the prior year. This decrease of 1.8 percentage points represents a higher proportion of materials costs due to the addition of a consumer electronics fulfillment program with higher relative materials cost, that was partly offset by labor and overhead costs that did not increase in proportion to net revenues.

Selling, General and Administrative Expenses:

		As a %		As a %
	Three Months	of	Three Months	of
	Ended	Segment	Ended	Segment
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$3,292	4.2%	$3,554	5.2%	$(262)	(7.4%)
Asia	6,148	12.9%	5,733	9.5%	415	7.2%
Europe	5,005	8.8%	4,989	7.4%	16	0.3%
All Other	699	6.4%	635	8.4%	64	10.1%

Sub-total	15,144	7.8%	14,911	7.3%	233	1.6%
Corporate-level activity	4,428	—	8,810	—	(4,382)	(49.7%)

Total	$19,572	10.1%	$23,721	11.7%	$(4,149)	(17.5%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended January 31, 2014 decreased by approximately $4.2 million compared to the three-month period ended January 31, 2013, primarily as a result of reduced employee-related costs ($0.4 million) and professional fees ($3.8 million), including audit fees and various costs related to the financial restatement. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended January 31, 2014.

Amortization of Intangible Assets:

		As a %		As a %
	Three Months	of	Three Months	of
	Ended	Segment	Ended	Segment
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$38	0.0%	$38	0.1%	$—	0.0%
All Other	242	2.2%	247	3.3%	(5)	(2.0%)

Total	$280	0.1%	$285	0.1%	$(5)	(1.8%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Long-lived Assets:

During the three month period ended January 31, 2014 the Company determined that the carrying value of an owned facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value.

Restructuring, net:

		As a %		As a %
	Three Months	of	Three Months	of
	Ended	Segment	Ended	Segment
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$430	0.5%	$1,040	1.5%	$(610)	(58.7%)
Asia	303	0.6%	1,254	2.1%	(951)	(75.8%)
Europe	233	0.4%	1,677	2.5%	(1,444)	(86.1%)
All Other	27	0.2%	827	11.0%	(800)	(96.7%)

Total	$993	0.5%	$4,798	2.4%	$(3,805)	(79.3%)

The $1.0 million restructuring charge recorded during the three months ended January 31, 2014 primarily consisted of approximately $0.4 million, $0.3 million and $0.3 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 35 employees in our global supply chain operations. The estimated savings on an annualized basis expected to result from these actions is approximately $0.6 million.

The $4.8 million restructuring charge recorded during the three months ended January 31, 2013 primarily consisted of approximately $1.0 million, $1.3 million and $1.7 million of employee-related costs in Americas, Asia and Europe, respectively, related to the workforce reduction of 140 employees in our global supply chain operations. In addition, the Company recorded $0.8 million of employee-related costs related to the workforce reduction of 15 employees in e-Business.

Interest Income/Expense:

During the three months ended January 31, 2014 and 2013, interest income was $0.1 million in each period.

During the three months ended January 31, 2014 and 2013, interest expense totaled approximately $0.2 million and $0.1 million, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015.

Other Gains (Losses), net:

Other gains (losses), net consists primarily of net realized and unrealized foreign exchange gains and losses and also includes other items such as amortization of deferred costs associated with our credit facility and other gain and losses. The Company recorded foreign exchange gains of approximately $1.0 million during the three months ended January 31, 2014. These net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.2 million and $1.0 million in the Americas and Europe, respectively.

The Company recorded foreign exchange losses of approximately $1.0 million during the three months ended January 31, 2013. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $1.0 million in Asia and Europe, respectively, offset by realized and unrealized gains of approximately $0.6 million in the Americas.

Impairment of Investments in Affiliates:

During the three months ended January 31, 2014 and 2013, the Company recorded $0.2 million and $1.5 million, respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $8.1 million of investments in affiliates at January 31, 2014 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.8 million to $1.6 million.

Income Tax Expense:

During the three months ended January 31, 2014, the Company recorded income tax expense of approximately $0.8 million, as compared to income tax expense of $0.7 million for same period in the prior fiscal year. For the three months ended January 31, 2014 and 2013, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Equity in Losses of Affiliates:

Equity in losses of affiliates results from the Company’s minority ownership in certain investments through its @Ventures portfolio that are accounted for under either the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates.

During the three months ended January 31, 2014 there were no equity gains or losses in affiliates recorded as all investments were being accounted for under the cost method. Equity in losses of affiliates was $0.7 million for the three months ended January 31, 2013. During the three months ended January 31, 2013, @Ventures received a distribution from one of its investments in the amount of $0.2 million. No distributions were received during the three months ended January 31, 2014.

Results of Operations

Six months ended January 31, 2014 compared to the six months ended January 31, 2013

Net Revenue:

		As a %		As a %
	Six Months	of	Six Months	of
	Ended	Total	Ended	Total
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$155,362	40.3%	$131,641	32.9%	$23,721	18.0%
Asia	92,920	24.1%	116,731	29.1%	(23,811)	(20.4%)
Europe	117,367	30.5%	136,748	34.1%	(19,381)	(14.2%)
All Other	19,777	5.1%	15,367	3.8%	4,410	28.7%

Total	$385,426	100.0%	$400,487	99.9%	$(15,061)	(3.8%)

Net revenue decreased by approximately $15.1 million during the six months ended January 31, 2014, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a significant software client that has reorganized its supply chain partially offset by increased volumes from certain client programs. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the six months ended January 31, 2014. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $26.5 million during the six months ended January 31, 2014, as compared to $55.0 million during the six months ended January 31, 2013. The decline in revenue from new programs was primarily due to a large consumer products program that has been generating revenue for more than 12 months and is now being categorized as base business, defined as client programs that have been executed for 12 months or more.

During the second quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter for one of their supply chain programs in Asia for which we are currently the primary service provider. While we have been notified that the client intends to add an additional service provider to this program, we expect to continue to be the primary service provider. We expect this change in sourcing strategy to result in reduced annualized net revenue of approximately $15 million to $20 million, and to have a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program. Although there can be no assurances, we are and will continue to seek to offset this loss of net revenue and associated operating income through increased revenues from other clients, new business opportunities, increases in productivity and ongoing cost reduction initiatives.

During the six months ended January 31, 2014, net revenue in the Americas region increased by approximately $23.7 million. This increase resulted primarily from higher order volumes from a program for a consumer electronics client and higher revenue from an aftermarket services program related to the repair and refurbishment of mobile devices. Within the Asia region, the net revenue decrease of approximately $23.8 million primarily resulted from lower order volumes from certain clients related to the software and personal computer markets. Within the Europe region, net revenue decreased by approximately $19.4 million primarily due to lower volumes from a significant software client that has reorganized its supply chain. Net revenue for All Other increased by approximately $4.4 million primarily due to higher revenue from a consumer electronics client.

Cost of Revenue:

		As a %		As a %
	Six Months	of	Six Months	of
	Ended	Segment	Ended	Segment
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$142,643	91.8%	$125,386	95.2%	$17,257	13.8%
Asia	69,706	75.0%	90,715	77.7%	(21,009)	(23.2%)
Europe	111,002	94.6%	132,307	96.8%	(21,305)	(16.1%)
All Other	17,500	88.5%	13,177	85.7%	4,323	32.8%

Total	$340,851	88.4%	$361,585	90.3%	$(20,734)	(5.7%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the six months ended January 31, 2014 included materials procured on behalf of our clients of $228.9 million, or 59.4% of consolidated net revenue, as compared to $243.8 million or 60.9% of consolidated net revenue for the same period in the prior year, a decrease of $14.9 million. Total cost of revenue decreased by $20.7 million for the six months ended January 31, 2014, as compared to the six months ended January 31, 2013. Gross margin increased to 11.6% for the six months ended January 31, 2014, from 9.7% for the six months ended January 31, 2013, primarily as a result of cost reduction actions taken by the Company. For the six months ended January 31, 2014, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 8.2%, 25.0% and 5.4%, as compared to 4.8%, 22.3% and 3.2%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the six months ended January 31, 2014.

In the Americas, the 3.4 percentage point increase in gross margin, from 4.8% to 8.2%, resulted from the favorable impact of cost reductions at certain facilities, partly offset by an unfavorable shift in client mix. In Asia, the 2.7 percentage point increase, from 22.3% to 25.0% was primarily the result of a favorable client mix as well cost reductions, offset in part by the impact of lower revenues. In Europe, the 2.2 percentage point improvement in gross margin, from 3.2% to 5.4%, was attributable to a favorable client mix as well as the impact of cost reductions at certain facilities. The gross margin for All other, which is comprised primarily of e-Business, was 11.5% for the six months ended January 31, 2014 as compared to 14.3% for the same period of the prior year. This decrease of 2.8 percentage points represents a higher proportion of materials costs due to the addition of a the addition of a consumer electronics fulfillment program with higher relative materials cost that was partly offset by labor and overhead costs that did not increase in proportion to revenues.

Selling, General and Administrative Expenses:

		As a %		As a %
	Six Months	of	Six Months	of
	Ended	Segment	Ended	Segment
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$6,478	4.2%	$7,284	5.5%	$(806)	(11.1%)
Asia	11,130	12.0%	11,344	9.7%	(214)	(1.9%)
Europe	9,440	8.0%	10,058	7.3%	(618)	(6.1%)
All Other	1,254	6.3%	1,381	9.1%	(127)	(9.2%)

Sub-total	28,302	7.3%	30,067	7.5%	(1,765)	(5.9%)
Corporate-level activity	9,385	—	17,795	—	(8,410)	(47.3%)

Total	$37,687	9.8%	$47,862	12.0%	$(10,175)	(21.3%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the six months ended January 31, 2014 decreased by approximately $10.2 million compared to the six-month period ended January 31, 2013, primarily as a result of reduced employee-related costs ($1.7 million) and professional fees, ($8.4 million) including audit fees and various costs related to the financial restatement. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the six months ended January 31, 2014.

Amortization of Intangible Assets:

		As a %		As a %
	Six Months	of	Six Months	of
	Ended	Segment	Ended	Segment
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$76	0.0%	$75	0.1%	$1	0.0%
All Other	484	2.4%	494	3.2%	(10)	(2.0%)

Total	$560	0.1%	$569	0.1%	$(9)	(1.6%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Long-lived Assets:

During the six-month period ended January 31, 2014 the Company determined that the carrying value of an owned facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value.

Restructuring, net:

		As a %		As a %
	Six Months	of	Six Months	of
	Ended	Segment	Ended	Segment
	January 31,	Net	January 31,	Net
	2014	Revenue	2013	Revenue	$ Change	% Change
	(In thousands)
Americas	$597	0.4%	$1,366	1.0%	$(769)	(56.3%)
Asia	425	0.5%	1,918	1.6%	(1,493)	(77.8%)
Europe	920	0.8%	2,131	1.6%	(1,211)	(56.8%)
All Other	30	0.2%	853	5.6%	(823)	(96.5%)

Total	$1,972	0.5%	$6,268	1.6%	$(4,296)	(68.5%)

The $2.0 million restructuring charge recorded during the six months ended January 31, 2014 primarily consisted of approximately $0.6 million $0.4 million, and $0.8 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 84 employees in our global supply chain operations. The estimated savings on an annualized basis expected to result from these actions is approximately $1.6 million.

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

Interest Income/Expense:

During the six months ended January 31, 2014 and 2013, interest income was $0.2 million in each period.

During the six months ended January 31, 2014 and 2013, interest expense totaled approximately $0.4 million and $0.2 million, respectively. In both periods, interest expense related primarily to the Company’s stadium obligation. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015.

Other Gains (Losses), net:

Other gains (losses), net consists primarily of net realized and unrealized foreign exchange gains and losses and also includes other items such as amortization of deferred costs associated with our credit facility and other gain and losses. The six-month period ended January 31, 2014 includes gains on sales of fixed assets of $0.4 million. The Company also recorded foreign exchange losses of approximately $0.2 million during the six months ended January 31, 2014. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.5 million in Asia, offset by realized and unrealized gains of approximately $0.2 million and $0.3 million in the Americas and Europe, respectively.

The Company recorded foreign exchange losses of approximately $2.1 million during the six months ended January 31, 2013. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.1 million and $1.5 million in Asia and Europe, respectively, offset by realized and unrealized gains of approximately $0.6 million in the Americas.

Impairment of Investments in Affiliates:

During the six months ended January 31, 2014, the Company recorded $0.2 million in impairment charges related to its investment in the @Ventures portfolio of companies. During the six months ended January 31, 2013, the Company recorded a $1.5 million of impairment charge related to a certain investment in the @Ventures portfolio of companies. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $8.1 million of investments in affiliates at January 31, 2014 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.8 million to $1.6 million.

Income Tax Expense:

During the six months ended January 31, 2014, the Company recorded income tax expense of approximately $1.9 million, as compared to income tax expense of $1.6 million for same period in the prior fiscal year. For the six months ended January 31, 2014 and 2013, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Equity in Losses of Affiliates:

Equity in losses of affiliates results from the Company’s minority ownership in certain investments through its @Ventures portfolio that are accounted for under either the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.1 million and $1.0 million for the six months ended January 31, 2014 and 2013, respectively.

During the six months ended January 31, 2013, @Ventures received a distribution from one of its investments in the amount of $0.2 million. No distributions were received during the six months ended January 31, 2014.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of January 31, 2014, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $75.3 million. As of January 31, 2014 the Company had approximately $31.9 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $10.6 million is considered permanently invested due to certain restrictions under local laws, and $21.3 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The Credit Facility provides a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and is secured by substantially all of the domestic assets of the Company. As of January 31, 2014, the calculated borrowing base was $36.6 million. The Credit Facility terminates on October 31, 2015. Interest on the Credit Facility is based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility includes one restrictive financial covenant, which is minimum EBITDA, and restrictions that limit the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. The Company did not have any outstanding indebtedness related to the Credit Facility as of January 31, 2014.

Consolidated working capital was $122.9 million at January 31, 2014, compared with $114.7 million at July 31, 2013. Included in working capital were cash and cash equivalents of $75.3 million at January 31, 2014 and $77.9 million at July 31, 2013. The increase in working capital is primarily due to increases in accounts receivable and inventory.

Net cash provided by operating activities of continuing operations was $0.5 million for the six months ended January 31, 2014, as compared to $3.8 million in the prior year period. The $3.3 million decrease in net cash provided by operating activities of continuing operations as compared with the same period in the prior year was due increased working capital requirements in the current period offset by a significant improvement in net income. During the six months ended January 31, 2014, non-cash items within net cash provided by operating activities included depreciation expense of $6.6 million, share-based compensation of $1.2 million, amortization of intangible assets of $0.6 million, impairment of long-lived assets of $0.5 million, amortization of deferred financing costs of $0.2 million, non-operating gain, net, of $0.2 million and equity in losses of affiliates and impairments of $0.3 million. During the six months ended January 31, 2013, non-cash items within net cash provided by operating activities included depreciation expense of $6.8 million, share-based compensation of $0.9 million, amortization of intangible assets of $0.6 million, non-operating losses, net, of $2.3 million and equity in losses of affiliates and impairments of $2.5 million.

The Company believes that its cash flows related to operating activities of continuing operations are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector and the market for outsourcing services, as discussed above in the “Overview” section.

Investing activities of continuing operations used cash of $2.1 million and $4.2 million during the six months ended January 31, 2014 and 2013, respectively. The $2.1 million of cash used in investing activities during the six months ended January 31, 2014 was comprised of $1.7 million in capital expenditures and $0.4 million of investments in affiliates. The $4.2 million of cash used in investing activities during the six months ended January 31, 2013 was primarily comprised of $3.6 million in capital expenditures, $0.7 million of restricted cash used as collateral for borrowing obligations and $1.5 million of investments in affiliates, partially offset by $1.3 million of proceeds received from the sale of TFL’s assets.

Cash flows from financing activities of continuing operations during both the six months ended January 31, 2014 and 2013 primarily related to the net proceeds from issuance of the Company’s common stock under employee stock plans. Cash used in discontinued operations totaled $0.6 million and $1.4 million for the six months ended January 31, 2014 and 2013, respectively.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents, cash provided by operating activities and an unused line of credit. The Company’s ability to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. The ability of the Company to draw on the revolving line of credit is limited by a borrowing base of accounts receivable and inventory. In addition, the line of credit is subject to certain restrictive and financial covenants. There can be no assurances that the Company will continue to have access to its line of credit if its financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the financing agreement. If the Company does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements throughout all of the Company’s operations to increase sales and operating efficiencies, (2) supporting profitable revenue growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets and capital raising opportunities. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2013 and January 31, 2014. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.1 million as of January 31, 2014. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2014, the Company had no recorded liabilities with respect to these arrangements.

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

During the six months ended January 31, 2014, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

Interest Rate Risk

At January 31, 2014, the Company had no outstanding borrowings under its Credit Facility and the Company had no open derivative positions with respect to its borrowing arrangements.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of January 31, 2014, the Company had one outstanding foreign currency exchange contract of $0.5 million denominated in U.S. dollars against an exposure in Australian dollars.

Revenues from our foreign operating segments accounted for approximately 53.8% and 54.6% of total revenues during the three and six months ended January 31, 2014, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

The primary foreign currencies in which the Company operates include Euros, Singapore Dollars, Chinese Renminbi, Hungarian Forints and Czech Koruna. The income statements of our international operations that are denominated in foreign currencies are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three and six months ended January 31, 2014, we recorded a foreign currency translation loss of approximately $2.1 and $0.1 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the six months ended January 31, 2014, we recorded realized and unrealized foreign currency transaction losses of approximately $0.2 million which is recorded in “Other gains (losses), net” in our condensed consolidated statement of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the loss of a significant amount of business or program with any key client could cause our revenue to decline. For the six months ended January 31, 2014, sales to one client, Hewlett-Packard, accounted for approximately 29% of our consolidated net revenue. For the six months ended January 31, 2014, our top ten clients accounted for approximately 80% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

For the six month periods ended January 31, 2014 and 2013, we reported operating income of $3.9 million and an operating loss of $15.8 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At January 31, 2014, we had consolidated cash and cash equivalents of approximately $75.3 million and current liabilities of approximately $177.5 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

Because our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue and materially adversely affect our financial results.

Our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our clients, which is difficult to predict, has fluctuated historically and may continue to fluctuate, sometimes materially from year to year and even from quarter to quarter. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users, individual client strategies, the introduction of new technologies, the desire of our clients to reduce their exposure to any single supplier and general economic conditions. For example, during the second quarter of fiscal year 2014, a major client notified us of its intention to add an additional service provider for a certain supply chain management program for which we are currently the primary service provider. If we are unable to replace this business with new purchase orders, this transition could have a material adverse effect on our revenue and profitability. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products or insufficient capacity in our sites, or in the alternative, we may have excess inventory or excess capacity, either of which may have a material adverse effect on our business, financial position and operating results.

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

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. International revenue accounted for approximately 55% of our total consolidated net revenue for the six months ended January 31, 2014. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

We continue to be subject to intense competition.

The markets for our services are highly competitive and often lack significant barriers to entry enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for supply chain management products and services down and these price reductions may reduce our revenue. The competition we face may also increase as a result of consolidation within the supply chain management and logistics industries. For example, if as a result of consolidation, our competitors are able to obtain more favorable terms from their suppliers, offer more comprehensive services to their customers, or otherwise take actions that increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition may be materially adversely affected.

The trend toward outsourcing of supply chain management and logistics activities, either globally or within specific industries that we serve, may change, thereby reducing demand for our services.

Our growth strategy is partially based on the assumption that the trend toward outsourcing of supply chain management and logistics services will continue. Third-party service providers like ourselves are generally able to provide such services more efficiently than otherwise could be provided “in-house”, primarily as a result of our expertise and lower and more flexible employee cost structure. However, many factors could cause a reversal in the outsourcing trend. For example, our clients may see risks in relying on third-party service providers, or they may begin to define supply chain management and logistics activities as within their core competencies and decide to perform these operations themselves. If our clients are able to develop supply chain management expertise or improve the cost structure of their in-house supply chain activities, we may not be able to provide such clients with an attractive alternative for their supply chain management and logistics needs. If our clients in-source significant aspects of their supply chain operations, or if potential new clients decide to continue to perform their own supply chain activities in-house, our business, results of operations and financial condition may be materially adversely affected.

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

Additionally, federal NOLs are subject to annual limitations under the change of ownership rules within Section 382 of the Internal Revenue Code. In general, an ownership change occurs when the percentage of stock held by one or more 5-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders at any time within a prescribed period, usually three years. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income. As discussed in Note 11 to our consolidated financial statements under Item 1, on October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan (“Tax Plan”) intended to reduce the likelihood that changes in the Company’s investor base have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code. However, there can be no assurance that the Tax Plan would be effective under all circumstances.

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

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded as low as $2.65 per share and as high as $5.88 per share during the six-month period ended January 31, 2014. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

We may incur non-cash impairment charges related to goodwill or long-lived assets.

We test goodwill for impairment annually or if a triggering event occurs. We also test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, e-Business and ModusLink PTS, on July 31 of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. As of January 31, 2014 we had goodwill of $3.1 million allocated to the e-Business reporting unit, and $1.2 million of long-lived intangible assets, of which $1.1 million related to e-Business and $0.1 million to ModusLink PTS. The Company performed its annual impairment test on July 31, 2013 and concluded that there was no impairment to either goodwill or long-lived assets. However, we had a $0.5 million impairment of long-lived assets during the six-month period ended January 31, 2014 and we have had material non-cash impairment charges in prior years.

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

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the investee. At January 31, 2014, these investments had a carrying value of $8.1 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. We recorded non-cash impairment charges related to our @Ventures investments of approximately $0.2 million and $1.5 million during the six-month periods ended January 31, 2014 and 2013, respectively. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations.

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

As previously disclosed, on February 15, 2012, the Division of Enforcement of the SEC informed the Company that it was conducting an inquiry regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. The Company, at the direction of the Audit Committee of the Company’s Board of Directors, is cooperating fully with the SEC staff’s inquiry. At this point, we are unable to predict what, if any, consequences the SEC inquiry may have on us. However, the inquiry has resulted and could continue to result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or other amounts and could become subject to injunctions, an administrative cease and desist order, and/or other equitable remedies. Concurrent with the SEC inquiry, the Audit Committee of the Company’s Board of Directors commenced an investigation of the Company’s accounting treatment with regard to rebates received from vendors, and errors were found. In January 2013 we filed restated financial statements for periods ending on or before January 31, 2012, to correct the discovered accounting errors; however, this did not nor was it expected to resolve the SEC inquiry. Further, the resolution of the SEC inquiry could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. In the recent past, the SEC has announced that it will increasingly focus in enforcement actions for violations of its rules on action against both companies and individuals at such companies who they determine to have violated such rules. We can provide no assurances as to the outcome of the SEC inquiry, and the outcome could have a material adverse impact on our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended January 31, 2014:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2013—November 30, 2013	215	(1)	$4.18	—	$—
December 1, 2013—December 31, 2013	—	(1)	$—	—	—
January 1, 2014—January 31, 2014	1,262	(1)	$5.33	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: March 3, 2014	By:	/S/ STEVEN G. CRANE
Steven G. Crane
Chief Financial Officer

EXHIBIT INDEX

10.1	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.2	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.3	Offer Letter from ModusLink Global Solutions, Inc. to Alan Cormier entered into December 20, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2013 (File No. 001-35319).

10.4	Executive Severance Agreement by and between ModusLink Global Solutions, Inc. and Alan Cormier, dated as of December 23, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.5	First Amendment to Credit Agreement, dated as of December 18, 2013, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association.

16.1	Letter to Securities and Exchange Commission from KPMG LLP, dated January 16, 2014 is incorporated herein by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on January 16, 2014 (File No. 001-35319).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2014 and July 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended January 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended January 31, 2014 and 2013 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended January 31, 2014 and 2013 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.