Form 10-Q
period 2014-04-30
ModusLink Global Solutions Inc
filed 2014-06-09
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of May 29, 2014, there were 51,931,730 shares issued and outstanding of the registrant’s Common Stock, $.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	April 30, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$170,554	$77,916
Accounts receivable, trade, net of allowance for doubtful accounts of $68 and $64 at April 30, 2014 and July 31, 2013, respectively	139,051	142,098
Inventories	62,275	61,322
Prepaid expenses and other current assets	11,747	9,750

Total current assets	383,627	291,086
Property and equipment, net	27,009	34,290
Investments in affiliates	7,000	7,970
Goodwill	3,058	3,058
Other intangible assets, net	935	1,764
Other assets	7,357	5,528

Total assets	$428,986	$343,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,977	$110,148
Accrued restructuring	2,538	4,670
Accrued expenses	39,681	34,748
Other current liabilities	25,488	26,865

Total current liabilities	167,684	176,431
Long-term portion of accrued restructuring	235	494
Notes payable	72,320	—
Other long-term liabilities	9,950	9,866

Long-term liabilities	82,505	10,360

Total liabilities	250,189	186,791

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at April 30, 2014 and July 31, 2013	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 51,891,548 issued and outstanding shares at April 30, 2014; 51,575,893 issued and outstanding shares at July 31, 2013	519	516
Additional paid-in capital	7,449,180	7,419,806
Accumulated deficit	(7,284,927)	(7,277,130)
Accumulated other comprehensive income	14,025	13,713

Total stockholders’ equity	178,797	156,905

Total liabilities and stockholders’ equity	$428,986	$343,696

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Net revenue	$173,274	$173,016	$558,700	$573,503
Cost of revenue	157,575	157,641	498,426	519,226

Gross profit	15,699	15,375	60,274	54,277

Operating expenses
Selling, general and administrative	17,100	19,287	54,787	67,149
Amortization of intangible assets	269	283	829	852
Impairment of long-lived assets	—	—	500	—
Restructuring, net	3,468	2,565	5,440	8,833

Total operating expenses	20,837	22,135	61,556	76,834

Operating loss	(5,138)	(6,760)	(1,282)	(22,557)

Other expense:
Interest income	159	64	326	229
Interest expense	(2,049)	(324)	(2,461)	(524)
Other losses, net	(507)	(417)	(316)	(2,715)
Impairment of investments in affiliates	(1,243)	—	(1,420)	(1,500)

Total other expense	(3,640)	(677)	(3,871)	(4,510)

Loss from continuing operations before income taxes	(8,778)	(7,437)	(5,153)	(27,067)
Income tax expense	700	392	2,590	1,975
Equity in losses of affiliates, net of tax	—	418	134	1,453

Loss from continuing operations	(9,478)	(8,247)	(7,877)	(30,495)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	(59)	80	(1,019)

Net loss	$(9,478)	$(8,306)	$(7,797)	$(31,514)

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.18)	$(0.17)	$(0.15)	$(0.68)
Loss from discontinued operations	—	—	—	(0.02)

Net loss	$(0.18)	$(0.17)	$(0.15)	$(0.70)

Weighted average common shares outstanding - basic and diluted	51,498	47,968	51,502	45,046

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Net loss	$(9,478)	$(8,306)	$(7,797)	$(31,514)

Other comprehensive income:
Foreign currency translation adjustment	1,277	(918)	1,219	4,098
Pension liability adjustments, net of tax	(1,164)	—	(914)	—
Net unrealized holding gain on securities	11	36	7	35

	124	(882)	312	4,133

Comprehensive loss	$(9,354)	$(9,188)	$(7,485)	$(27,381)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	April 30,
	2014	2013
Cash flows from operating activities of continuing operations:
Net loss	$(7,797)	$(31,514)
Income (loss) from discontinued operations	80	(1,019)

Loss from continuing operations	(7,877)	(30,495)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation	10,198	10,211
Amortization of intangible assets	829	852
Amortization of deferred financing costs	1,113	236
Accretion of debt discount	418	—
Impairment of long-lived assets	500	—
Loss on the sale of available-for-sale securities	—	19
Share-based compensation	1,663	1,841
Non-operating losses, net	316	2,715
Equity in losses of affiliates and impairments	1,554	2,953
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,876	(537)
Inventories	(343)	13,483
Prepaid expenses and other current assets	(1,927)	1,026
Accounts payable, accrued restructuring and accrued expenses	(9,008)	(1,198)
Refundable and accrued income taxes, net	243	(2,614)
Other assets and liabilities	(2,144)	(271)

Net cash used in by operating activities of continuing operations	(589)	(1,779)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(3,142)	(4,572)
Proceeds from the disposition of the TFL business, net of transaction costs of $81	—	1,269
Proceeds from the sale of available-for-sale securities	—	96
Proceeds from the sale of equity investments in affiliates	—	207
Investments in affiliates	(584)	(1,637)

Net cash used in investing activities of continuing operations	(3,726)	(4,637)

Cash flows from financing activities of continuing operations:
Payment of deferred financing costs	—	(1,416)
Repayments on capital lease obligations	(81)	(45)
Proceeds from issuance of common stock to Steel Partners Holdings, L.P., net of transaction costs of $2,325 during the nine months ended April 30, 2013	—	27,675
Proceeds from issuance of common stock	505	—
Proceeds from issuance of convertible notes, net of transaction costs of $3,430 during the nine months ended April 30, 2014	96,570	—
Repurchase of common stock	—	(152)

Net cash provided by financing activities of continuing operations	96,994	26,062

Cash flows from discontinued operations:
Operating cash flows	(324)	(1,791)

Net cash used in discontinued operations	(324)	(1,791)

Net effect of exchange rate changes on cash and cash equivalents	283	952

Net decrease in cash and cash equivalents	92,638	18,807
Cash and cash equivalents at beginning of period	77,916	52,369

Cash and cash equivalents at end of period	$170,554	$71,176

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2013, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 15, 2013. The results for the three and nine months ended April 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended April 30, 2014, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Exists”, amending the guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction of a deferred tax asset when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists, with certain exceptions. This accounting guidance is effective prospectively starting with our first quarter of fiscal year 2015, and is related to presentation only. Its adoption will not have a material impact on our consolidated results of operations, financial position or cash flows.

In the second quarter of 2014, the Company adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. This ASU requires the disclosure of amounts reclassified out of accumulated other comprehensive income by component and by net income line item. The disclosure may be provided either parenthetically on the face of the financial statements or in the notes. The adoption did not have a material effect on the Company’s consolidated financial statements and as a result no disclosure was provided in the notes.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU defines a discontinued operation as a component or group of components that is disposed of or meets the criteria as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU requires additional disclosures about discontinued operations and new disclosures for components of an entity that are held for sale or disposed of and are individually significant but do not qualify for presentation as a discontinued operation. The adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not determined the potential effects on the consolidated financial statements.

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

Inventories consisted of the following:

	April 30,	July 31,
	2014	2013
	(In thousands)
Raw materials	$47,153	$46,920
Work-in-process	821	1,256
Finished goods	14,301	13,146

	$62,275	$61,322

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

During the three and nine months ended April 30, 2014, approximately $0.2 million and $0.6 million was invested by @Ventures in privately held companies, respectively. During the three and nine months ended April 30, 2013, approximately $0.2 million and $1.6 million was invested by @Ventures in privately held companies, respectively. During the three and nine months ended April 30, 2014, the Company recorded $1.2 million and $1.4 million in impairment charges related to investments in the @Ventures portfolio of companies, respectively. No impairment charges were recorded during the three months ended April 30, 2013. During the nine months ended April 30, 2013, the Company recorded a $1.5 million impairment charge related to an investment in the @Ventures portfolio of companies. During the nine month periods ended April 30, 2013, the Company received distributions from its investments of $0.2 million. The Company did not receive any distributions from its investments during the current year. At April 30, 2014 and July 31, 2013, the Company’s carrying value of investments in privately held companies was approximately $7.0 million and $8.0 million, respectively.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value (the “cost method”) unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates and impairments” in the Company’s Consolidated Statement of Operations. As of April 30, 2014 all of the investments in affiliates held by the Company are being accounted for under the cost method.

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

(6) GOODWILL

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s reporting units are: Americas, Asia, Europe and its All Other category, which primarily represents the e-Business operating segment.

The Company’s remaining goodwill of $3.1 million as of April 30, 2014 and July 31, 2013 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three and nine months ended April 30, 2014.

(7) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	April 30,	July 31,
	2014	2013

Accrued pricing liabilities	$20,015	$20,854
Other	5,473	6,011

	$25,488	$26,865

As of April 30, 2014 and July 31, 2013, the Company had accrued pricing liabilities of approximately $20.0 million and $20.9 million, respectively. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at April 30, 2014 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(8) RESTRUCTURING, NET

Restructuring and other costs for the three and nine months ended April 30, 2014 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2014. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by August 2015.

The $3.5 million restructuring charge recorded during the three months ended April 30, 2014 primarily consisted of $0.3 million, $0.3 million and $2.6 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 55 employees in our global supply chain operations and also $0.3 million related to our eBusiness operation. The $2.6 million restructuring charge recorded during the three months ended April 30, 2013 primarily consisted of $2.5 million of employee-related costs in the Europe region, related to the workforce reduction of 75 employees in our global supply chain operations, as well as $0.1 million related to our e-Business operation.

The $5.4 million restructuring charge recorded during the nine months ended April 30, 2014 primarily consisted of $0.9 million, $0.7 million and $3.6 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 139 employees in our global supply chain operations and also $0.3 million related to our eBusiness operation. The $8.8 million restructuring charge recorded during the nine months ended April 30, 2013 primarily consisted of $1.3 million, $2.0 million and $4.7 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 277 employees in our global supply chain operations and also $0.8 million related to our eBusiness operation.

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the three and nine months ended April 30, 2014 (in thousands):

	Employee
	Related	Contractual
	Expenses	Obligations	Total

Accrued restructuring balance at July 31, 2013	$3,974	$1,190	$5,164
Restructuring charges	5,162	294	5,456
Restructuring adjustments	(3)	(13)	(16)
Cash paid	(7,214)	(686)	(7,900)
Non-cash adjustments	52	17	69

Accrued restructuring balance at April 30, 2014	$1,971	$802	$2,773

				All	Consolidated
	Americas	Asia	Europe	Other	Total

Accrued restructuring balance at July 31, 2013	$382	$520	$4,256	$6	$5,164
Restructuring charges	918	718	3,512	308	5,456
Restructuring adjustments	(53)	(12)	57	(8)	(16)
Cash paid	(714)	(1,020)	(6,050)	(116)	(7,900)
Non-cash adjustments	(81)	(17)	161	6	69

Accrued restructuring balance at April 30, 2014	$452	$189	$1,936	$196	$2,773

The net restructuring charges for the three and nine months ended April 30, 2014 and 2013 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Cost of revenue	$2,207	$2,358	$3,580	$6,656
Selling, general and administrative	1,261	207	1,860	2,177

	$3,468	$2,565	$5,440	$8,833

(9) DEBT

5.25% Convertible Senior Notes

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019 unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date.

The Company’s decision to issue the Notes resulted from a deliberative process that considered many factors. The timing of the Notes issuance was determined in part by what the Company was advised and believed to be favorable market conditions. As noted in the Company’s prior public filings, the Company intends to use the net proceeds from the issuance of the Notes for general corporate purposes, which may include potential acquisitions and other strategic business opportunities. The Company believes that the issuance of the Notes provides greater financial flexibility to the Company may enhance our ability to consummate one or several larger and/or more attractive acquisitions and should provide our customers and/or potential customers with greater confidence in the Company’s liquidity.

The Company believes that the consummation of one or more successful acquisitions may result in the utilization over time of a material portion of the Company’s tax net operating loss carry forward (“NOLs”) and generate additional shareholder value. At July 31, 2013, the Company’s federal, state and foreign NOLs totaled approximately $2.0 billion, $450.9 million and $60.1 million, respectively.

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any-time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its shareholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. The notes and any of the shares of common stock issuable upon conversion have not been registered.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three months ended April 30, 2014.

The Company may not redeem the notes prior to the mandatory date, and no sinking fund is provided for the notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes.

We valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity component in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) are capitalized as a long-term asset on the Company’s balance sheet and amortized as additional interest expense over the term of the Notes. This amount has been classified as long-term as the underlying debt instrument has been classified as a long-term liability in the Company’s balance sheet. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital. As of April 30, 2014, the net carrying value of the Notes was $72.3 million.

April 30,
2014

Carrying amount of equity component (net of allocated debt issuance costs)	$27,148

Principal amount of Notes	100,000
Unamortized debt discount	(27,680)

Net carrying amount	$72,320

As of April 30, 2014, the remaining period over which the unamortized discount will be amortized is 58 months.

Three months ended
April 30, 2014

Interest expense related to contractual interest coupon	$680
Interest expense related to accretion of the discount	418
Interest expense related to debt issuance costs	51

$1,149

During the three months ended April 30, 2014, we recognized interest expense of $1.2 million. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 14.3%. The notes bear interest of 5.25%.

Credit Facility

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto. The Credit Facility provided a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and was secured by substantially all of the domestic assets of the Company. As of July 31, 2013, the calculated borrowing base was $29.9 million. The Credit Facility was scheduled to terminate on October 31, 2015. Interest on the Credit Facility was based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility included one restrictive financial covenant, which is minimum EBITDA, and restrictions that limited the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders.

On March 13, 2014, the Company entered into a Second Amendment to Credit Facility, which amended the Company’s Credit Agreement, dated as of October 31, 2012, as amended by the First Amendment to Credit Agreement dated December 18, 2013. The Amendment modified certain provisions of the Credit Agreement that would have restricted or otherwise affected the issuance of the Notes and the use of proceeds therefrom, the conversion of the Notes into common stock of the Company, and the payment of interest on the Notes. Effective as of April 16, 2014, the Company voluntarily terminated the Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of April 30, 2014.

(10) CONTINGENCIES

On February 15, 2012, the staff of the Division of Enforcement of the SEC initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. To date, the SEC has not asserted any formal claims.

On June 11, 2012, we announced the pending restatement of the Company’s financial statements for the periods ending on or before April 30, 2012 (the “June 11, 2012 Announcement”), related to the Company’s accounting treatment of rebates associated with volume discounts provided by vendors. The restated financial statements were filed on January 11, 2013. After the June 11, 2012 Announcement, stockholders of the Company commenced three purported class actions in the United States District Court for the District of Massachusetts arising from the circumstances described in the June 11, 2012 Announcement (the “Securities Actions”), entitled, respectively:

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. On March 26, 2014, following a November 8, 2013 hearing, the Court denied the Company’s motion to dismiss, and, on May 26, 2014, the Company answered the Amended Complaint. The parties are now preparing for discovery in these consolidated actions.

On July 13, 2012, a fourth stockholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Samuel Montini, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R. McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant, Case 1:12-CV-11296-DJC and on July 31, 2012, a fifth stockholder commenced a purported derivative action in United States District Court for the District of Massachusetts against the Company (as nominal defendants), and certain of its current and former directors and officers, entitled, Edward Tansey, Derivatively On Behalf Of ModusLink Global Solutions, Inc. v. Joseph C. Lawler, Steven G. Crane, Francis J. Jules, Virginia G. Breen, Michael J. Mardy, Edward E. Lucente, Jeffrey J. Fenton, Joseph M. O’Donnell, William R.McLennan, Thomas H. Johnson, And Anthony J. Bay, Defendants, And ModusLink Global Solutions, Inc., A Delaware Corporation, Nominal Defendant,

Civil Action No. 12-CV-11399 (DJC) (collectively, the “Derivative Actions”). The Derivative Actions further assert that as a result of the individual defendants’ alleged actions and course of conduct, the Company is now the subject of the Securities Actions and will incur related expenses and a possible judgment against it. These litigation matters also arise from the issues raised in the June 11, 2012 Announcement and allege that the individual defendants breached their duty of loyalty to the Company by allowing defendants to cause, or by themselves causing, the Company to make improper statements regarding its business prospects and/or by failing to prevent the other Individual Defendants from taking such purportedly illegal actions. The plaintiffs filed a consolidated amended complaint in the Derivative Actions on March 4, 2013, and the Company moved to dismiss the Amended Complaint on April 4, 2013. On March 26, 2014, following a November 8, 2013 hearing, the Court granted the Company’s motion to dismiss with prejudice, and, on May 1, 2014, the Court entered final judgment dismissing this action.

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

Because the SEC has not asserted any formal claims, and because, with respect to the pending Securities Actions, no discovery has been conducted, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend the Securities Actions vigorously.

(11) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net” (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Foreign currency exchange gain (losses)	$(537)	$(289)	$(707)	$(2,349)
Gain (loss) on disposal of assets	—	39	467	(23)
Other, net	30	(167)	(76)	(343)

	$(507)	$(417)	$(316)	$(2,715)

The Company recorded foreign exchange losses of approximately $0.5 million and $0.3 million during the three months ended April 30, 2014 and 2013, respectively. For the three months ended April 30, 2014, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.2 million, ($0.2 million) and ($0.5 million) in the Americas, Asia and Europe, respectively. For the three months ended April 30, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $0.5 million in America and Asia, respectively, offset by realized and unrealized gains of approximately $0.8 million in Europe.

The Company recorded foreign exchange losses of approximately $0.7 million and $2.3 million during the nine months ended April 30, 2014 and 2013, respectively. For the nine months ended April 30, 2014, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, ($0.5 million) and ($0.3 million) in the Americas, Asia and Europe, respectively. For the nine months ended April 30, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.6 million in both Europe and Asia, offset by net gains of $0.9 million in the Americas.

(12) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three and nine months ended April 30, 2014, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of April 30, 2014 and July 31, 2013, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.1 million and $1.0 million, respectively.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statement of Operations. As of April 30, 2014 and July 31, 2013, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2009 through July 31, 2013. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2013 tax years remain subject to examination in most locations, while the Company’s 2002 through 2013 tax years remain subject to examination in most Asia locations.

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

(13) EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings (loss) per share for the three and nine months ended April 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Loss from continuing operations	$(9,478)	$(8,247)	$(7,877)	$(30,495)
Income (loss) from discontinued operations	—	(59)	80	(1,019)

Net Loss	$(9,478)	$(8,306)	$(7,797)	$(31,514)

Weighted average common shares outstanding	51,498	47,968	51,502	45,046
Weighted average common equivalent shares arising from dilutive stock options and restrictive stock	—	—	—	—

Weighted average number of common and potential common shares	51,498	47,968	51,502	45,046

Basic and diluted net income (loss) per common share from:
Continuing operations	$(0.18)	$(0.17)	$(0.15)	$(0.68)
Discontinued operations	—	—	—	(0.02)

	$(0.18)	$(0.17)	$(0.15)	$(0.70)

Basic earnings per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and share issuable upon debt conversion (calculated using an as-if converted method).

For the three and nine months ended April 30, 2014, approximately 4.2 million and 4.8 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive. For the three and nine months ended April 30, 2013, approximately 3.9 million and 2.9 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

During the periods of net loss, certain potential common shares that would otherwise be included in the diluted earnings per share calculation are excluded because they effect would be anti-dilutive. The following table sets forth common stock equivalents that were excluded from the diluted earnings per share calculation due to the net loss for the relevant period (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013
Options	225	—	20	—
Non-vested restricted stock	111	209	85	373
Shares issuable upon debt conversion	8,220	—	2,680	—

	8,556	209	2,785	373

(14) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three and nine months ended April 30, 2014 and 2013, which was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2014	2013	2014	2013

Cost of revenue	$110	$74	$343	$185
Selling, general and administrative	403	851	1,320	1,656

	$513	$925	$1,663	$1,841

At April 30, 2014, there was approximately $3.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(15) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following (in thousands):

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total

Accumulated other comprehensive income at July 31, 2013	$15,759	$(2,066)	$20	$13,713

Foreign currency translation adjustment	1,219	—	—	1,219
Pension liability adjustments	—	(914)	—	(914)
Net unrealized holding gain on securities	—	—	7	7

Net current-period other comprehensive income	1,219	(914)	7	312

Accumulated other comprehensive income at April 30, 2014	$16,978	$(2,980)	$27	$14,025

For the nine months ended April 30, 2014, the Company recorded approximately $0.3 million in taxes related to its defined benefit pension plan.

(16) DISCONTINUED OPERATIONS AND DIVESTITURES

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

(17) SEGMENT INFORMATION

The Company has five operating segments: Americas; Asia; Europe; e-Business; and ModusLink PTS. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has three reportable segments: Americas, Asia and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All Other category. The All Other category primarily represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, investments and other assets, which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013

Net revenue:
Americas	$74,429	$64,496	$229,791	$196,137
Asia	41,387	48,133	134,307	164,864
Europe	48,423	51,952	165,790	188,700
All Other	9,035	8,435	28,812	23,802

	$173,274	$173,016	$558,700	$573,503

Operating income (loss):
Americas	$2,736	$679	$8,304	$(1,820)
Asia	2,342	3,614	14,001	16,379
Europe	(4,439)	(5,868)	(8,934)	(13,579)
All Other	(411)	301	98	(256)

Total Segment operating income (loss)	228	(1,274)	13,469	724
Corporate-level activity	(5,366)	(5,486)	(14,751)	(23,281)

Total operating loss	(5,138)	(6,760)	(1,282)	(22,557)

Total other expense	(3,640)	(677)	(3,871)	(4,510)

Loss from continuing operations before income taxes	$(8,778)	$(7,437)	$(5,153)	$(27,067)

	April 30,	July 31,
	2014	2013

Total assets:
Americas	$71,579	$65,790
Asia	80,381	93,547
Europe	96,969	97,524
All Other	14,767	17,369

Sub-total - segment assets	263,696	274,230
Corporate	165,290	69,466

	$428,986	$343,696

As of April 30, 2014, approximately 54%, 19% and 27% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively. As of July 31, 2013, approximately 58%, 18% and 24% of the Company’s long-lived assets were located in the Americas, Asia and Europe, respectively.

(18) SUBSEQUENT EVENTS

The Company was recently informed by a major client in the computing market that due to a further change in the client’s supply chain strategy, a number of programs currently sourced with the Company primarily in the Americas will conclude by October 30, 2014. Combined, these programs currently account for approximately $150 million to $160 million of annual net revenue and approximately $2.5 million to $3.5 million of operating income due to the historically low margins we have realized from these programs. We are currently working with this client to establish a comprehensive plan to transition the programs, which when fully completed, is expected to yield working capital in the range of $20 million to $25 million. The Company does not expect that the exit of these programs will have a significant impact on results of operations for the current fiscal year and the Company will continue to support a number of additional programs for this client. We are seeking and will continue to seek to offset the loss of net revenue and the associated operating income through increased revenues from new client program wins along with increased business with existing clients, ongoing productivity increases and cost reduction initiatives.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC on October 15, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by applicable securities laws and regulations.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and restatement costs, strategic alternatives and other professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, other non-operating gains and losses, equity in losses of affiliates and discontinued operations. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as computer hardware manufacturers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The markets for our services are generally very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. For the three and nine-month periods ended April 30, 2014, our gross margin percentage was 9.1% and 10.8% respectively, as compared to 8.9% and 9.5% for the three and nine-month periods ended April 30, 2013. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating facilities, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended April 30, 2014, sales to Hewlett-Packard accounted for approximately 29% of our net revenue while our top ten clients collectively accounted for approximately 82% of our net revenue. For the nine months ended April 30, 2013, sales to Hewlett-Packard accounted for approximately 29% of our net revenue while our top ten clients collectively accounted for approximately 80% of our net revenue. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the three months ended April 30, 2014, the Company reported net revenue of $173.3 million, operating loss of $5.1 million, loss from continuing operations before income taxes of $8.8 million and net loss of $9.5 million. For the nine months ended April 30, 2014, the Company reported net revenue of $558.7 million, operating loss of $1.3 million, loss from continuing operations before income taxes of $5.2 million and net loss of $7.8 million. For the three months ended April 30, 2013, the Company reported net revenue of $173.0 million, an operating loss of $6.8 million, loss from continuing operations before income taxes of $7.4 million and a net loss of $8.3 million. For the nine months ended April 30, 2013, the Company reported net revenue of $573.5 million, an operating loss of $22.6 million, a loss from continuing operations before income taxes of $27.1 million and a net loss of $31.5 million. At April 30, 2014, we had cash and cash equivalents of $170.6 million, and working capital of $215.9 million.

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

Results of Operations

Three months ended April 30, 2014 compared to the three months ended April 30, 2013

Net Revenue:

	Three Months Ended April 30, 2014	As a % of Total Net Revenue	Three Months Ended April 30, 2013	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$74,429	43.0%	$64,496	37.3%	$9,933	15.4%
Asia	41,387	23.9%	48,133	27.8%	(6,746)	(14.0%)
Europe	48,423	27.9%	51,952	30.0%	(3,529)	(6.8%)
All Other	9,035	5.2%	8,435	4.9%	600	7.1%

Total	$173,274	100.0%	$173,016	100.0%	$258	0.1%

Net revenue increased by approximately $0.3 million during the three months ended April 30, 2014, as compared to the same period in the prior year. This change in net revenue was primarily driven by increased revenue from an aftermarket services program related to the repair and refurbishment of mobile devices and revenue growth from programs for a consumer electronics client, offset by lower revenue from certain programs for clients in the computing, software and communications markets. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended April 30, 2014 as compared to the same period in the prior year. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $8.8 million during the third quarter of fiscal 2014, as compared to $23.8 million in the third quarter of fiscal 2013. The decline in revenue from new programs was primarily due to a large consumer products program that has been generating revenue for more than 12 months and is now being categorized as base business, defined as client programs that have been executed for 12 months or more.

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

During the three months ended April 30, 2014, net revenue in the Americas region increased by approximately $9.9 million. This increase resulted primarily from higher revenue from an aftermarket services program related to the repair and refurbishment of mobile devices, higher revenue from a client related to the software and personal computer market and higher order volumes from a program for a consumer electronics client. Within the Asia region, the net revenue decrease of approximately $6.7 million primarily resulted from lower order volumes from certain clients related to the software and personal computer markets and a decline in volume from a consumer electronics client. Within the Europe region, net revenue decreased by approximately $3.5 million primarily due to lower volumes from a significant software client that has reorganized its supply chain. Net revenue for All Other increased by approximately $0.6 million primarily due to higher revenue from a consumer electronics client.

Cost of Revenue:

	Three Months Ended April 30, 2014	As a % of Segment Net Revenue	Three Months Ended April 30, 2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$68,623	92.2%	$60,496	93.8%	$8,127	13.4%
Asia	34,282	82.8%	39,376	81.8%	(5,094)	(12.9%)
Europe	46,309	95.6%	50,507	97.2%	(4,198)	(8.3%)
All Other	8,361	92.5%	7,262	86.1%	1,099	15.1%

Total	$157,575	90.9%	$157,641	91.1%	$(66)	0.0%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2014 included materials procured on behalf of our clients of $104.8 million, or 60.5% of consolidated net revenue, as compared to $105.0 million or 60.7% of consolidated net revenue for the same period in the prior year, a decrease of $0.2 million. Total cost of revenue decreased by $0.1 million for the three months ended April 30, 2014, as compared to the three months ended April 30, 2013, due to a mix of client programs with lower relative material costs. Gross margin for the third quarter of fiscal 2014 increased to 9.1% from 8.9% in the prior year quarter, primarily as a result of a favorable revenue mix. For the three months ended April 30, 2014, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 7.8%, 17.2% and 4.4%, as compared to 6.2%, 18.2% and 2.8%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended April 30, 2014.

In the Americas, the 1.6 percentage point increase in gross margin, from 6.2% to 7.8%, resulted from the favorable impact of cost reductions at certain facilities, partially offset by an unfavorable shift in revenue mix. In Asia, the 1.0 percentage point decrease in gross margin, from 18.2% to 17.2%, was primarily the result of a favorable revenue mix, partially offset by cost reductions in Asia that were not enough to offset the impact on gross margin of lower net revenues. In Europe, the 1.6 percentage point improvement in gross margin, from 2.8% to 4.4%, was attributable to cost reductions at certain facilities, offset by an unfavorable revenue mix. The gross margin for All Other, which is comprised primarily of e-Business, was 7.5% for the three months ended April 30, 2014 as compared to 13.9% for the same period of the prior year. This decrease of 6.4 percentage points represents a higher proportion of materials costs due to the addition of a consumer electronics fulfillment program with higher relative materials cost.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2014	As a % of Segment Net Revenue	Three Months Ended April 30, 2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$2,775	3.7%	$3,264	5.1%	$(489)	(15.0%)
Asia	4,482	10.8%	5,159	10.7%	(677)	(13.1%)
Europe	3,904	8.1%	4,790	9.2%	(886)	(18.5%)
All Other	573	6.3%	591	7.0%	(18)	(3.0%)

Sub-total	11,734	6.8%	13,804	8.0%	(2,070)	(15.0%)
Corporate-level activity	5,366	—	5,483	—	(117)	(2.1%)

Total	$17,100	9.9%	$19,287	11.1%	$(2,187)	(11.3%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended April 30, 2014 decreased by approximately $2.2 million compared to the three-month period ended April 30, 2013, primarily as a result of reduced employee-related costs ($0.6 million) and professional fees ($2.6 million), including audit fees and various costs related to the financial restatement, offset by increased executive severance costs ($0.8 million) during the current quarter. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended April 30, 2014.

Amortization of Intangible Assets:

	Three Months Ended April 30, 2014	As a % of Segment Net Revenue	Three Months Ended April 30, 2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$27	0.0%	$38	0.1%	$(11)	0.0%
All Other	242	2.7%	245	2.9%	(3)	(1.2%)

Total	$269	0.2%	$283	0.2%	$(14)	(4.9%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. The remaining intangible assets are being amortized over lives ranging from 4 to 7 years.

Impairment of Long-lived Assets:

During the three month period ended April 30, 2014 and 2013 no impairment charges were recorded by the Company to adjust the carrying value of its assets.

Restructuring, net:

	Three Months Ended April 30, 2014	As a % of Segment Net Revenue	Three Months Ended April 30, 2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$268	0.4%	$37	0.1%	$231	624.3%
Asia	281	0.7%	(21)	0.0%	302	(1,438.1%)
Europe	2,649	5.5%	2,509	4.8%	140	5.6%
All Other	270	3.0%	40	0.5%	230	575.0%

Total	$3,468	2.0%	$2,565	1.5%	$903	35.2%

The $3.5 million restructuring charge recorded during the three months ended April 30, 2014 primarily consisted of approximately $0.3 million, $0.3 million and $2.6 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 55 employees in our global supply chain operations and also $0.3 million related to our e-Business operation. The estimated savings on an annualized basis expected to result from these actions is approximately $4.3 million.

The $2.6 million restructuring charge recorded during the three months ended April 30, 2013 primarily consisted of a workforce reduction of 75 employees within the Europe region.

Interest Income/Expense:

During the three months ended April 30, 2014 and 2013, interest income was $0.2 million and $0.1 million, respectively.

During the three months ended April 30, 2014 and 2013, interest expense totaled approximately $2.0 million and $0.3 million, respectively. In the current quarter, the interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes. In the prior year, interest expense related primarily to the Company’s stadium obligation. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015.

Other Gains (Losses), net:

Other gains (losses), net consists primarily of net realized and unrealized foreign exchange gains and losses and also includes other items including the amortization of deferred costs associated with our credit facility and other gain and losses. The Company recorded foreign exchange losses of approximately $0.5 million and $0.3 million during the three months ended April 30, 2014 and 2013, respectively.

For the three months ended April 30, 2014, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.2 million, ($0.2 million) and ($0.5 million) in the Americas, Asia and Europe, respectively.

For the three months ended April 30, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $0.5 million in America and Asia, respectively, offset by realized and unrealized gains of approximately $0.8 million in Europe.

Impairment of Investments in Affiliates:

During the three months ended April 30, 2014, the Company recorded $1.2 million of impairment charges related to certain investments in the @Ventures portfolio of companies. No impairment charges were recorded during the three months ended April 30, 2013. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $7.0 million of investments in affiliates at April 30, 2014 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.7 million to $1.4 million.

Income Tax Expense:

During the three months ended April 30, 2014, the Company recorded income tax expense of approximately $0.7 million, as compared to income tax expense of $0.4 million for the same period in the prior fiscal year. For the three months ended April 30, 2014 and 2013, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Equity in Losses of Affiliates:

Equity in losses of affiliates results from the Company’s minority ownership in certain investments through its @Ventures portfolio that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates.

During the three months ended April 30, 2014 there were no equity gains or losses in affiliates recorded as all investments were being accounted for under the cost method. Equity in losses of affiliates was $0.4 million for the three months ended April 30, 2013. No distributions were received during the three months ended April 30, 2014 and 2013.

Results of Operations

Nine months ended April 30, 2014 compared to the nine months ended April 30, 2013

Net Revenue:

	Nine Months Ended April 30, 2014	As a % of Total Net Revenue	Nine Months Ended April 30, 2013	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$229,791	41.1%	$196,137	34.2%	$33,654	17.2%
Asia	134,307	24.0%	164,864	28.7%	(30,557)	(18.5%)
Europe	165,790	29.7%	188,700	32.9%	(22,910)	(12.1%)
All Other	28,812	5.2%	23,802	4.2%	5,010	21.0%

Total	$558,700	100.0%	$573,503	100.0%	$(14,803)	(2.6%)

Net revenue decreased by approximately $14.8 million during the nine months ended April 30, 2014, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a significant software client that has reorganized its supply chain partially offset by increased volumes from certain client programs including higher order volumes from a program for a consumer electronics client. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the nine months ended April 30, 2014. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $35.3 million during the nine months ended April 30, 2014, as compared to $107.4 million during the nine months ended April 30, 2013. The decline in revenue from new programs was primarily due to a large consumer products program that has been generating revenue for more than 12 months and is now being categorized as base business, defined as client programs that have been executed for 12 months or more.

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

During the nine months ended April 30, 2014, net revenue in the Americas region increased by approximately $33.7 million. This increase resulted primarily from higher order volumes from a program for a consumer electronics client and higher revenue from an aftermarket services program related to the repair and refurbishment of mobile devices. Within the Asia region, the net revenue decrease of approximately $30.6 million primarily resulted from lower order volumes from certain clients related to the software and personal computer markets. Within the Europe region, net revenue decreased by approximately $22.9 million primarily due to lower volumes from a significant software client that has reorganized its supply chain. Net revenue for All Other increased by approximately $5.0 million primarily due to higher revenue from a consumer electronics client.

Cost of Revenue:

	Nine Months Ended April 30, 2014	As a % of Segment Net Revenue	Nine Months Ended April 30, 2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$211,266	91.9%	$185,874	94.8%	$25,392	13.7%
Asia	103,988	77.4%	130,091	78.9%	(26,103)	(20.1%)
Europe	157,311	94.9%	182,821	96.9%	(25,510)	(14.0%)
All Other	25,861	89.8%	20,440	85.9%	5,421	26.5%

Total	$498,426	89.2%	$519,226	90.5%	$(20,800)	(4.0%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the nine months ended April 30, 2014 included materials procured on behalf of our clients of $333.7 million, or 59.7% of consolidated net revenue, as compared to $347.8 million or 60.6% of consolidated net revenue for the same period in the prior year, a decrease of $14.1 million. Total cost of revenue decreased by $20.8 million for the nine months ended April 30, 2014, as compared to the nine months ended April 30, 2013. Gross margin increased to 10.8% for the nine months ended April 30, 2014, from 9.5% for the nine months ended April 30, 2013, primarily as a result of a favorable revenue mix, and also for cost reduction actions taken by the Company. For the nine months ended April 30, 2014, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 8.1%, 22.6% and 5.1%, as compared to 5.2%, 21.1% and 3.1%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the nine months ended April 30, 2014.

In the Americas, the 2.9 percentage point increase in gross margin, from 5.2% to 8.1%, resulted from the favorable impact of a shift in revenue mix and cost reductions at certain facilities and lower labor and overhead costs at certain facilities. In Asia, the 1.5 percentage point increase, from 21.1% to 22.6% was primarily the result of a favorable revenue mix as well as cost reductions, offset in part by the impact of lower revenues. In Europe, the 2.0 percentage point improvement in gross margin, from 3.1% to 5.1%, was attributable to a favorable revenue mix partially offset by the impact of cost reductions at certain facilities that were not enough to cover the impact of lower revenue on gross margin. The gross margin for All Other, which is comprised primarily of e-Business, was 10.2% for the nine months ended April 30, 2014 as compared to 14.1% for the same period of the prior year. This decrease of 3.9 percentage points represents a higher proportion of materials costs due to the addition of a consumer electronics fulfillment program with higher relative materials cost that was partly offset by labor and overhead costs that did not increase in proportion to revenues.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2014	As a % of Segment Net Revenue	Nine Months Ended April 30, 2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$9,253	4.0%	$10,568	5.4%	$(1,315)	(12.4%)
Asia	15,612	11.6%	16,496	10.0%	(884)	(5.4%)
Europe	13,344	8.0%	14,816	7.9%	(1,472)	(9.9%)
All Other	1,827	6.3%	1,990	8.4%	(163)	(8.2%)

Sub-total	40,036	7.2%	43,870	7.6%	(3,834)	(8.7%)
Corporate-level activity	14,751	—	23,279	—	(8,528)	(36.6%)

Total	$54,787	9.8%	$67,149	11.7%	$(12,362)	(18.4%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the nine months ended April 30, 2014 decreased by approximately $12.4 million compared to the nine-month period ended April 30, 2013, primarily as a result of reduced employee-related costs ($0.9 million) and professional fees, ($10.8 million) including audit fees and various costs related to the financial restatement. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the nine months ended April 30, 2014.

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2014	As a % of Segment Net Revenue	Nine Months Ended April 30, 2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$103	0.0%	$113	0.1%	$(10)	0.0%
All Other	726	2.5%	739	3.1%	(13)	(1.8%)

Total	$829	0.1%	$852	0.1%	$(23)	(2.7%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. The remaining intangible assets are being amortized over lives ranging from 4 to 7 years.

Impairment of Long-lived Assets:

During the nine-month period ended April 30, 2014 the Company determined that the carrying value of an owned facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value. During the nine-month period ended April 30, 2013, no impairment charges were recorded by the Company to adjust the carrying value of its assets.

Restructuring, net:

	Nine Months Ended April 30, 2014	As a % of Segment Net Revenue	Nine Months Ended April 30, 2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$865	0.4%	$1,403	0.7%	$(538)	(38.3%)
Asia	706	0.5%	1,897	1.2%	(1,191)	(62.8%)
Europe	3,569	2.2%	4,640	2.5%	(1,071)	(23.1%)
All Other	300	1.0%	893	3.8%	(593)	(66.4%)

Total	$5,440	1.0%	$8,833	1.5%	$(3,393)	(38.4%)

The $5.4 million restructuring charge recorded during the nine months ended April 30, 2014 primarily consisted of approximately $0.9 million, $0.7 million, and $3.6 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 139 employees in our global supply chain operations. In addition, the Company recorded $0.3 million of employee-related costs related to the workforce reduction of 4 employees in e-Business. The estimated savings on an annualized basis expected to result from these actions is approximately $5.9 million.

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

Interest Income/Expense:

During the nine months ended April 30, 2014 and 2013, interest income was $0.3 million and $0.2 million, respectively.

During the nine months ended April 30, 2014 and 2013, interest expense totaled approximately $2.5 million and $0.5 million, respectively. During the current year, the interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). In the prior year, interest expense related primarily to the Company’s stadium obligation. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015.

Other Gains (Losses), net:

Other gains (losses), net consists primarily of net realized and unrealized foreign exchange gains and losses and also includes other items such as amortization of deferred costs associated with our credit facility and other gain and losses. The nine-month period ended April 30, 2014 includes gains on sales of fixed assets of $0.4 million. The Company recorded foreign exchange losses of approximately $0.7 million and $2.3 million during the nine months ended April 30, 2014 and 2013, respectively.

For the nine months ended April 30, 2014, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.2 million, ($0.5 million) and ($0.3 million) in the Americas, Asia and Europe, respectively.

For the nine months ended April 30, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.6 million in both Europe and Asia, offset by net gains of $0.9 million in the Americas.

Impairment of Investments in Affiliates:

During the nine months ended April 30, 2014, the Company recorded $1.4 million in impairment charges related to its investment in the @Ventures portfolio of companies. During the nine months ended April 30, 2013, the Company recorded a $1.5 million of impairment charge related to a certain investment in the @Ventures portfolio of companies. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $7.0 million of investments in affiliates at April 30, 2014 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.7 million to $1.4 million.

Income Tax Expense:

During the nine months ended April 30, 2014, the Company recorded income tax expense of approximately $2.6 million, as compared to income tax expense of $2.0 million for the same period in the prior fiscal year. For the nine months ended April 30, 2014 and 2013, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Equity in Losses of Affiliates:

Equity in losses of affiliates results from the Company’s minority ownership in certain investments through its @Ventures portfolio that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates was $0.1 million and $1.5 million for the nine months ended April 30, 2014 and 2013, respectively.

During the nine months ended April 30, 2013, @Ventures received a distribution from one of its investments in the amount of $0.2 million. No distributions were received during the nine months ended April 30, 2014.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of April 30, 2014, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $170.6 million. As of April 30, 2014, the Company had approximately $29.0 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $9.6 million is considered permanently invested due to certain restrictions under local laws, and $19.4 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto (the “Lender”). The Credit Facility provided a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and was secured by substantially all of the domestic assets of the Company. Interest on the Credit Facility was based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility included one restrictive financial covenant, which is minimum EBITDA, and restrictions that limited the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. On March 13, 2014, the Company entered into a Second Amendment to the Credit Facility, which amended the Credit Facility to modify certain provisions of the Credit Agreement that would have restricted or otherwise affected the issuance of the Notes and the use of proceeds therefrom, the conversion of the Notes into common stock of the Company, and the payment of interest on the Notes. On March 26, 2014, the Company entered into a Third Amendment to the Credit Facility, which provided a waiver from the Lender regarding certain intercompany transfers of funds. Effective as of April 16, 2014, the Company voluntarily terminated the Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of April 30, 2014. On April 16, 2014, the Company and the Lender entered into a letter agreement and a related security agreement relating to the termination of the Credit Facility and ongoing obligations between the parties, pursuant to which Lender will temporarily support Company accounts and letters of credit, and the Company will provide cash collateral to the Lender and pay fees and expenses on the accounts and letters of credit.

Consolidated working capital was $215.9 million at April 30, 2014, compared with $114.7 million at July 31, 2013. Included in working capital were cash and cash equivalents of $170.6 million at April 30, 2014 and $77.9 million at July 31, 2013. The increase in working capital is primarily due to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the current quarter.

Net cash used in operating activities of continuing operations was $0.6 million for the nine months ended April 30, 2014, as compared to $1.8 million in the prior year period. The $1.2 million decrease in net cash used in operating activities of continuing operations as compared with the same period in the prior year was due to increased working capital requirements in the current period offset by a significant improvement in net loss. During the nine months ended April 30, 2014, non-cash items within net cash provided by operating activities included depreciation expense of $10.2 million, share-based compensation of $1.7 million, amortization of intangible assets of $0.8 million, impairment of long-lived assets of $0.5 million, amortization of deferred financing costs of $1.1 million, accretion of debt discount of $0.4 million, non-operating losses, net, of $0.3 million and equity in losses of affiliates and impairments of $1.6 million. During the nine months ended April 30, 2013, non-cash items within net cash provided by operating activities included depreciation expense of $10.2 million, share-based compensation of $1.8 million, amortization of intangible assets of $0.9 million, non-operating losses, net, of $2.7 million and equity in losses of affiliates and impairments of $3.0 million.

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

Investing activities of continuing operations used cash of $3.7 million and $4.6 million during the nine months ended April 30, 2014 and 2013, respectively. The $3.7 million of cash used in investing activities during the nine months ended April 30, 2014 was comprised of $3.1 million in capital expenditures and $0.6 million of investments in affiliates. The $4.6 million of cash used in investing activities during the nine months ended April 30, 2013 was primarily comprised of $4.6 million in capital expenditures and $1.6 million of investments in affiliates, partially offset by $1.3 million of proceeds received from the sale of TFL’s assets.

Cash flows from financing activities of continuing operations during the nine months ended April 30, 2014 primarily related to the proceeds of $100 million from issuance of convertible notes, net of transaction costs of $3.4 million. Cash flows from financing activities of continuing operations during the nine months ended April 30, 2013 primarily related to the net proceeds of $27.7 million from issuance of the Company’s common stock to Steel Partners Holding, L.P. Cash used in discontinued operations totaled $0.3 million and $1.8 million for the nine months ended April 30, 2014 and 2013, respectively.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents including cash proceeds from the issuance of convertible notes discussed above and cash provided by operating activities. The Company’s ability to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2013 and April 30, 2014. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.1 million as of April 30, 2014. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2014, the Company had no recorded liabilities with respect to these arrangements.

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

During the nine months ended April 30, 2014, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

Interest Rate Risk

Effective as of April 16, 2014, the Company voluntarily terminated its Wells Fargo Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of April 30, 2014.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of April 30, 2014, the Company did not have any outstanding foreign currency exchange contracts.

Revenues from our foreign operating segments accounted for approximately 51.8% and 53.7% of total revenues during the three and nine months ended April 30, 2014, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three and nine months ended April 30, 2014, we recorded a foreign currency translation loss of approximately $1.2 and $2.1 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the nine months ended April 30, 2014, we recorded net realized and unrealized foreign currency transaction and remeasurement losses of approximately $0.7 million which are recorded in “Other gains (losses), net” in our condensed consolidated statement of operations.

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

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those we make from time to time through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenue or earnings or concerning projected plans, performance, or development of products and services, as well as other estimates related to future operations are necessarily only estimates of future results. We cannot assure you that actual results will not materially differ from expectations. Forward-looking statements represent our current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements, except as required by applicable securities laws and regulations. Factors that could cause actual results to differ materially from results anticipated in forward-looking statements include, but are not limited to, the following:

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

In addition, the loss of a significant amount of business or program with any key client could cause our revenue to decline. For the nine months ended April 30, 2014, sales to one client, Hewlett-Packard, accounted for approximately 29% of our consolidated net revenue. For the nine months ended April 30, 2014, our top ten clients accounted for approximately 80% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

For the nine month periods ended April 30, 2014 and 2013, we reported operating losses of $1.3 million and $22.6 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At April 30, 2014, we had consolidated cash and cash equivalents of approximately $170.6 million and current liabilities of approximately $167.7 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. International revenue accounted for approximately 53.7% of our total consolidated net revenue for the nine months ended April 30, 2014. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded as low as $2.65 per share and as high as $5.88 per share during the nine-month period ended April 30, 2014. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

Steel Partners Holdings L.P. and its affiliates may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.

Steel Partners Holdings L.P. (“Steel Partners”), Handy & Harman, Ltd. (“HNH”), Steel Partners, Ltd. (“SPL”) and SPH Group Holdings LLC (“SPHG Holdings”) owned approximately 27.1% of our outstanding capital stock as of March 31, 2014. Steel Partners, HNH, SPL and SPHG Holdings will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of mergers, consolidations or the sale of all or substantially all of our assets. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our Common Stock.

Members of our Board of Directors also have significant interests in Steel Partners and its affiliates, which may create conflicts of interest.

Some of the members of our Board of Directors also hold positions with Steel Partners and its affiliates. Specifically, Warren G. Lichtenstein, our Chairman of the Board, is the Executive Chairman of the general partner of Steel Partners and holds various other positions with affiliates of Steel Partners. Glen M. Kassan, a director, is Vice Chairman of the Board of HNH and is the managing director and operating partner of an affiliate of Steel Partners. Anthony Bergamo, a director, is also a director of Steel Partners. As a result, these directors may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our directors that conflict with their fiduciary obligations to Steel Partners and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders.

We may incur non-cash impairment charges related to goodwill or long-lived assets.

We test goodwill for impairment annually or if a triggering event occurs. We also test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Asia, Europe and All Other, on July 31 of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. As of April 30, 2014 we had goodwill of $3.1 million allocated to the e-Business reporting unit, and $0.9 million of long-lived intangible assets, of which $0.8 million related to e-Business and $0.1 million to ModusLink PTS. The Company performed its annual impairment test on July 31, 2013 and concluded that there was no impairment to either goodwill or long-lived assets. However, we had a $0.5 million impairment of long-lived assets during the nine-month period ended April 30, 2014 and we have had material non-cash impairment charges in prior years.

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

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the investee. At April 30, 2014, these investments had a carrying value of $7.0 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. We recorded non-cash impairment charges related to our @Ventures investments of approximately $1.4 million and $1.5 million during the nine-month periods ended April 30, 2014 and 2013, respectively. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations.

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

As previously disclosed, on February 15, 2012, the Division of Enforcement of the SEC informed the Company that it was conducting an inquiry regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. The Company, at the direction of the Audit Committee of the Company’s Board of Directors, is cooperating fully with the SEC staff’s inquiry. At this point, we are unable to predict what, if any, consequences the SEC inquiry may have on us. However, the inquiry has resulted and could continue to result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or other amounts and could become subject to injunctions, an administrative cease and desist order, and/or other equitable remedies. Concurrent with the SEC inquiry, the Audit Committee of the Company’s Board of Directors commenced an investigation of the Company’s accounting treatment with regard to rebates received from vendors, and errors were found. In January 2013, we filed restated financial statements for periods ending on or before January 31, 2012, to correct the discovered accounting errors; however, this did not nor was it expected to resolve the SEC inquiry. Further, the resolution of the SEC inquiry could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated. In the recent past, the SEC has announced that it will increasingly focus in enforcement actions for violations of its rules on action against both companies and individuals at such companies who they determine to have violated such rules. We can provide no assurances as to the outcome of the SEC inquiry, and the outcome could have a material adverse impact on our business.

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

RISKS RELATED TO OUR 5.25% SENIOR CONVERTIBLE NOTES

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our financial and operating performance, which is subject to economic, financial, competitive and other factors, some which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt, meet working capital requirements and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Despite existing debt levels, we may incur substantially more debt, which would increase the risks associated with our leverage.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments at that time, some of which may be secured debt. The Indenture governing the Notes does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by us or any of our subsidiaries. As a result, we will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt or recapitalizing our debt. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our leverage.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended April 30, 2014:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2014—February 28, 2014	—	(1)	$—	—	$—
March 1, 2014—March 31, 2014	—	(1)	—	—	—
April 1, 2014—April 30, 2014	—	(1)	—	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock. No shares vested during the quarter ended April 30, 2014.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: June 9, 2014	By:	/S/ JOSEPH B. SHERK
JOSEPH B. SHERK
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

4.1	Indenture, dated as of March 18, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

4.2	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.1	Second Amendment to Credit Agreement, dated as of March 13, 2014, between the Registrant, ModusLink Corporation, and ModusLink PTS, Inc., the financial institutions identified on the signature pages thereto as lenders, and Wells Fargo Bank, National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.2*	Third Amendment to Credit Agreement, dated as of March 26, 2014, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2014 and July 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months ended April 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine months ended April 30, 2014 and 2013 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended April 30, 2014 and 2013 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.