Form 10-K
period 2014-07-31
ModusLink Global Solutions Inc
filed 2014-10-14
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $164,750,189.

On September 30, 2014, the Registrant had outstanding 52,111,136 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Company’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2014

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

PART I

ITEM 1.— BUSINESS

Overview

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company” or “Registrant”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”) and ModusLink PTS, Inc. (“ModusLink PTS”), provides comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, software, storage and retail. The Company’s operations are supported by a global footprint that includes more than 25 sites across North America, Europe, and the Asia Pacific region.

The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. The Company’s address is 1601 Trapelo Road, Suite 170, Waltham, Massachusetts 02451.

Services

The Supply Chain Business operation’s revenue primarily comes from the sale of supply chain management solutions to its clients. ModusLink’s core solutions are material planning and factory supply; value-added warehousing and distribution; aftermarket services including product returns management and product repair and recovery; and e-Business including e-commerce, contact center, entitlement management and financial management. In addition, ModusLink is a Microsoft Authorized Replicator, further enhancing its position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (“OEMs”).

The Supply Chain Business operation’s core solutions include:

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

Value-Added Warehousing and Distribution—ModusLink’s capabilities are designed for flexibility, reliability and speed to support clients’ distribution, retail and end user fulfillment. Services include order management, pick, pack, and ship, retail connectivity, demand planning and integrated transportation management services, which are supported by a global technology infrastructure.

ModusLink’s postponement and configuration solutions are based on a technology-driven planning and execution process. By analyzing operating variables and supply chain costs, ModusLink can defer product configuration and packaging of a client’s product until the optimal time and at the most strategic location. Client programs can leverage any combination of ModusLink’s fulfillment sites around the globe, including those near manufacturing sites or close to the consumer.

ModusLink provides a complete solution for the physical programming of digital content – such as software, firmware, upgrades or promotional material – onto numerous types of flash media, including SD and MicroSD cards, USB drives, navigation systems, smartphones and tablets.

Aftermarket Services

Product Returns Management—ModusLink simplifies the returns process for retailers and manufacturers that want to improve service parts management and the value of returned assets. ModusLink manages the end-to-end process including receipt of goods, managing the Returns Management Authorization (RMA) process, sorting, triage, credit processing and ultimate disposition of the returned product.

Product Repair and Recovery—ModusLink helps clients maximize the value of returned and excess inventory. ModusLink provides clients with a post-sale solution that integrates the Company’s product remanufacturing and value recovery experience with its returns management and contact center capabilities.

E-Business

E-Commerce—ModusLink’s e-Commerce platform addresses the complexities and risk of a global web store, optimizing for each stage of the online buying experience so that products can be quickly and easily purchased, serviced and delivered anywhere in the world. ModusLink’s end-to-end solution is fully integrated with global payment, CRM and fulfillment systems, helping clients quickly and easily expand into a new region and country.

Contact Center—ModusLink’s contact center solution is designed to improve the customer brand experience by increasing the quality of customer interaction across multiple channels. Professional agents have in-depth knowledge of the client, brand and products and the experience to manage both consumer and business-to-business contacts.

Entitlement Management—ModusLink’s entitlement management solution uses a platform, which gives software publishers, channel providers and end-users a single, centralized portal for the control and use of intellectual property. The platform manages access to digital and multimedia products, content, features and services that can be configured to a client’s needs.

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

The Supply Chain Business solutions seamlessly integrate with other supply chain service providers such as contract manufacturing companies and transportation providers.

Operating Segments

The Company has five operating segments: Americas; Asia; Europe; e-Business; and ModusLink PTS. The Company has three reportable segments: Americas, Asia, and Europe; the ModusLink PTS operating segment is included as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an “All Other” category. The All Other category represents primarily the e-Business operating segment. The Company also has Corporate-level activity consisting primarily of costs associated with certain corporate administrative functions such as human resources, legal, finance and public company costs which are not fully allocated to the Company’s reportable segments, and administration costs related to the Company’s venture capital activities. The Corporate- level activity balance sheet information includes cash and cash equivalents, available-for-sale securities, investments and other assets which are not identifiable to the operations of the Company’s operating segments. Certain reportable segment information, including revenue, profit and asset information, is set forth in Note 20 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

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

The Company’s Enterprise Resource Planning (“ERP”) system is designed to provide the visibility and control needed for better decision making, rapid response to global market dynamics and effective asset utilization across services and geographies.

Facilities

The Company’s global footprint consists of an integrated network of strategically located facilities, including sites throughout North America, Europe and Asia. The Company’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to manage supply chain requirements, deliver and configure products in-region, close to the point of consumption or close to the point of manufacturing in low-cost regions, such as China, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

Sales and Marketing

The Company’s sales and marketing staff is strategically and globally aligned to support the development, marketing and sale of its supply chain management services and solutions worldwide.

The Company’s marketing efforts are focused on developing greater awareness and brand recognition among its target client base, with an emphasis on companies within its key markets of computing, software, storage, consumer electronics and communications. The Company markets its services and solutions through its website, public relations, advertising and tradeshow campaigns and has developed collateral materials and sales tools to support these efforts. The Company sells its services and solutions on a global scale, through the direct sales channel. The Company’s strategically aligned, global sales staff identifies new opportunities and cultivates leads in all of its key regions throughout North America, Europe and Asia as well as within its target markets around the world. The Company’s sales staff helps to further diversify its client base.

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

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2014, the Company’s 10 largest clients accounted for approximately 80% of consolidated net revenue. This compares to the Company’s 10 largest clients accounting for approximately 76%

and 69%, of consolidated net revenue for the fiscal years ended July 31, 2013 and 2012, respectively. Sales to one client, Hewlett-Packard, accounted for approximately 29%, 29%, and 31% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2014, 2013, and 2012, respectively. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

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

International Operations

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. In fiscal year 2014, approximately 53% of the Company’s consolidated net revenue was generated internationally. Refer to Note 20 of the accompanying notes to consolidated financial statements included in Item 8 below.

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

Seasonality

The demand of our clients’ products is subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season.

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

Employees

At July 31, 2014, we employed approximately 2,900 persons on a full-time basis, 800 in the Americas, 1,300 in Asia and 800 in Europe. Our subsidiaries in Mexico are parties to several collective bargaining agreements covering approximately 35 employees. Our subsidiary in France is party to collective bargaining agreements covering its employees. Approximately 45 of the employees of our Ireland operation are members of labor unions. Unionizing activities are anticipated at two of our Asia facilities at which over 200 individuals are employed. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business, and at times the number of these workers may approximate the number of our full-time employees.

Our Corporate Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission. Our internet address is http://www.moduslink.com. The contents of our website are not part of this annual report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. As discussed in Notes 8 and 10 to the accompanying consolidated financial statements, and as previously reported by the Company, several adjustments were made to its historic financial statements, the most significant of which related to the treatment of vendor rebates in its pricing policies. Restated financial statements for periods ended on or before January 31, 2012 were filed on January 11, 2013. Previously filed Annual Reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods.

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

RISKS RELATED TO MODUSLINK’S SUPPLY CHAIN BUSINESS

We derive a substantial portion of our revenue from a small number of clients and adverse industry trends or the loss of one or more of any of those clients could significantly damage our business.

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

In addition, the loss of a significant amount of business or program with any key client could cause our revenue to decline. For the year ended July 31, 2014, sales to one client, Hewlett-Packard, accounted for approximately 29% of our consolidated net revenue. For the year ended July 31, 2014, our top ten clients accounted for approximately 80% of our consolidated net revenue. We expect to continue to derive the vast majority of our consolidated net revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

For the years ended July 31, 2014 and 2013, we reported operating losses of $5.5 million and $28.2 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At July 31, 2014, we had consolidated cash and cash equivalents of approximately $183.5 million and current liabilities of approximately $198.6 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

If we are not able to establish sites where requested, or if we fail to retain key clients at established sites, our client relationships, revenue and expenses could be seriously harmed.

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

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. International revenue accounted for approximately 53.4% of our total consolidated net revenue for the year ended July 31, 2014. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

We could be subject to infringement claims and other intellectual property disputes.

Our business employs a broad range of intellectual property and from time to time, we have been, and will continue to be, subject to third-party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. These claims may damage our business by:

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

Additionally, federal NOLs are subject to annual limitations under the change of ownership rules within Section 382 of the Internal Revenue Code. In general, an ownership change occurs when the percentage of stock held by one or more 5-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders at any time within a prescribed period, usually three years. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income. As discussed in Note 14 to our consolidated financial statements under Item 1, on October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan (“Tax Plan”) intended to reduce the likelihood that changes in the Company’s investor base have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code. However, there can be no assurance that the Tax Plan would be effective under all circumstances. On October 9, 2014, the Tax Plan was amended by our Board of Directors to extend the expiration of the Tax Plan until October 17, 2017, subject to stockholder approval at the Company’s 2015 annual meeting of stockholders. There is no assurance the stockholders will approve the amendment to the Tax Plan.

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

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded as low as $2.68 per share and as high as $5.82 per share during the year ended July 31, 2014. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

Steel Partners Holdings L.P. and its affiliates may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.

Steel Partners Holdings L.P. (“Steel Partners”), Handy & Harman, Ltd. (“HNH”), Steel Partners, Ltd. (“SPL”) and SPH Group Holdings LLC (“SPHG Holdings”) collectively owned greater than 29% of our outstanding capital stock as of June 3, 2014. Steel Partners, HNH, SPL and SPHG Holdings will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of mergers, consolidations or the sale of all or substantially all of our assets. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our Common Stock.

Members of our Board of Directors also have significant interests in Steel Partners and its affiliates, which may create conflicts of interest.

Some of the members of our Board of Directors also hold positions with Steel Partners and its affiliates. Specifically, Warren G. Lichtenstein, our Chairman of the Board, is the Executive Chairman of the general partner of Steel Partners and holds various other positions with affiliates of Steel Partners. Glen M. Kassan, our Vice Chairman and Chief Administrative Officer, is Vice Chairman of the Board of HNH and is the managing director and operating partner of an affiliate of Steel Partners. Anthony Bergamo, a director, is also a director of Steel Partners. As a result, these individuals may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our directors that conflict with their fiduciary obligations to Steel Partners and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders.

We may incur non-cash impairment charges related to goodwill or long-lived assets.

We test goodwill for impairment annually or if a triggering event occurs. We also test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for all reporting units, determined to be the Americas, Europe, Asia, e-Business and ModusLink PTS, on July 31 of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. As of July 31, 2014 we had goodwill of $3.1 million allocated to the e-Business reporting unit, and $0.7 million of long-lived intangible assets, of which $0.6 million related to e-Business and $0.1 million to ModusLink PTS. The Company performed its annual impairment test on July 31, 2014 and concluded that there was no impairment to either goodwill or long-lived assets. However, we had a $0.5 million impairment of long-lived assets during the year ended July 31, 2014 and we have had material non-cash impairment charges in prior years.

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

We invest in privately held companies through several wholly-owned subsidiaries, referred to as @Ventures. We receive proceeds from our investments, if at all, only when or after a portfolio company engages in a liquidity event, such as an initial public offering, or the acquisition of a portfolio company or our interest by a third party. Liquidity events may take many years to materialize, if at all, and the timing of liquidity events is difficult to predict. As a result there is much uncertainty as to the timing and impact of our venture capital portfolio on our financial results. Our ability to earn returns on our investment, or even recover our capital, is dependent upon factors outside of our control, including the success of our portfolio companies’ businesses, and the market for initial public offerings and mergers and acquisitions. We typically own a minority position in our portfolio companies, which may afford us representation on the board of directors of a portfolio company, but does not give us control over the entity. As a result we may have limited, if any, influence over our portfolio companies’ businesses and strategies. We cannot assure you that we will earn any returns or recover our invested capital.

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the investee. At July 31, 2014, these investments had a carrying value of $7.2 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. We recorded non-cash impairment charges related to our @Ventures investments of approximately $1.4 million and $2.8 million during the years ended July 31, 2014 and 2013, respectively. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations.

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

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM 2.— PROPERTIES

We lease or own more than 25 sites in several countries from which we operate ModusLink, which facilities consist of office and warehouse space. These facilities are located throughout the world, including, but not limited to, facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, the Netherlands, Czech Republic, Singapore, Japan and China. ModusLink PTS operates from leased headquarters in Indiana. e-Business operates from its leased facilities in the Netherlands with offices in Massachusetts, Utah, Singapore and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. On March 26, 2014, following a November 8, 2013 hearing, the Court denied the Company’s motion to dismiss, and, on May 26, 2014, the Company answered the Amended Complaint. In October 2014, the parties agreed to a stipulation for a proposed $4 million class settlement to be covered by insurance proceeds, subject to Court approval. The settlement will be presented for preliminary approval at a hearing to be scheduled by the Court.

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

Fiscal Year Ended July 31, 2014	High	Low
First Quarter	$4.46	$2.68
Second Quarter	$5.82	$3.65
Third Quarter	$5.68	$3.92
Fourth Quarter	$3.98	$3.58

Fiscal Year Ended July 31, 2013	High	Low
First Quarter	$3.96	$2.63
Second Quarter	$3.50	$2.10
Third Quarter	$3.49	$2.67
Fourth Quarter	$3.33	$2.60

Stockholders

As of October 6, 2014, there were approximately 2,511 holders of record of common stock of the Company.

Dividends

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the quarter ended July 31, 2014.

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2014 to May 31, 2014	1,583	(1)	$3.62	—	—
June 1, 2014 to June 30, 2014	—	(1)	$—	—	—
July 1, 2014 to July 31, 2014	381	(1)	$3.75	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

ITEM 6.— SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2014. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years ended July 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$723,400	$754,504	$713,947	$844,277	$894,733

Operating loss	(5,449)	(28,232)	(34,861)	(21,528)	(725)

Loss from continuing operations	(16,362)	(39,330)	(27,608)	(17,987)	(9,279)
Income (loss) from discontinued operations	80	(1,025)	(10,500)	(16,478)	(14,562)

Net loss	$(16,282)	$(40,355)	$(38,108)	$(34,465)	$(23,841)

Basic and diluted loss per share:
Loss from continuing operations	$(0.32)	$(0.84)	$(0.63)	$(0.42)	$(0.21)
Income (loss) from discontinued operations	0.00	(0.02)	(0.24)	(0.38)	(0.33)

Net loss	$(0.32)	$(0.86)	$(0.87)	$(0.80)	$(0.54)

Weighted average common shares outstanding—basic and diluted	51,582	46,654	43,565	43,294	44,104

	July 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Working capital	$207,174	$114,655	$113,511	$152,383	$179,452
Total assets	451,646	343,696	358,882	422,247	525,941
Long-term liabilities	81,434	10,360	11,374	14,562	20,155
Stockholders’ equity	171,618	156,905	165,132	214,542	275,514

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

Overview

ModusLink Global Solutions, Inc. provides comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, software, and retail. The Company’s operations are supported by a global footprint that includes more than 25 sites across North America, Europe, and the Asia Pacific region.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and restatement costs, strategic alternatives and other professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, other non-operating gains and losses, equity in losses of affiliates and discontinued operations. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as computer hardware manufacturers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The markets for our services are generally very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. For the years ended July 31, 2014 and 2013, our gross margin percentage was 10.3% and 9.9%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating facilities, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2014, sales to Hewlett-Packard accounted for approximately 29% of our consolidated net revenue, while ten clients accounted for approximately 80% of our consolidated net revenue. For the fiscal year ended July 31, 2013, sales to Hewlett-Packard accounted for approximately 29% of our consolidated net revenue, while ten clients accounted for approximately 76% of our consolidated net revenue. For the fiscal year ended July 31, 2012, sales to Hewlett-Packard accounted for approximately 31% of our consolidated net revenue while ten clients accounted for approximately 69% of our consolidated net revenue. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the fiscal year ended July 31, 2014, the Company reported net revenue of $723.4 million, operating loss of $5.5 million, loss from continuing operations before income taxes of $11.5 million and net loss of $16.3 million. For the fiscal year ended July 31, 2013, the Company reported net revenue of $754.5 million, operating loss of $28.2 million, loss from continuing operations before income taxes of $33.9 million and net loss of $40.4 million. For the fiscal year ended July 31, 2012, the Company reported net revenue of $713.9 million, operating loss of $34.9 million, loss from continuing operations before income taxes of $23.3 million and net loss of $38.1 million. At July 31, 2014, we had cash and cash equivalents of $183.5 million, and working capital of $207.2 million.

Basis of Presentation

The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has five operating segments: Americas; Asia; Europe; e-Business; and ModusLink PTS. The Company has three reportable segments: Americas; Asia; and Europe. The Company reports the ModusLink PTS operating segment in aggregation with the Americas operating segment as part of the Americas reportable segment. In addition to its three reportable segments, the Company reports an All Other category. The All Other category primarily represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities.

All significant intercompany transactions and balances have been eliminated in consolidation.

As discussed further in Note 18 of our consolidated financial statements, Discontinued Operations and Divestitures, in Item 8 below, the Company’s wholly-owned subsidiary, TFL sold substantially all of its assets on January 11, 2013. The Company determined that the sale of TFL qualified for discontinued operations presentation in the accompanying consolidated financial statements.

Results of Operations

Fiscal Year 2014 compared to Fiscal Year 2013

Net Revenue:

	2014	As a % of Total Net Revenue	2013	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$299,026	41.3%	$268,490	35.6%	$30,536	11.4%
Asia	176,592	24.4%	212,963	28.2%	(36,371)	(17.1%)
Europe	209,550	29.0%	237,222	31.4%	(27,672)	(11.7%)
All Other	38,232	5.3%	35,829	4.8%	2,403	6.7%

Total	$723,400	100.0%	$754,504	100.0%	$(31,104)	(4.1%)

Net revenue decreased by approximately $31.1 million for the fiscal year ended July 31, 2014, as compared to the prior fiscal year. The change in net revenue was primarily driven by lower revenue from a software client that reorganized its supply chain. Revenue from new programs was $43.0 million during fiscal 2014, as compared to $128.8 million in fiscal 2013. The $85.8 million decrease in revenue from new programs was primarily due to a decline in revenue associated with clients in the consumer products and consumer electronics industries. The Company defines new programs as client programs that have been executed for fewer than 12 months. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenue for the fiscal year ended July 31, 2014.

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

During the fourth quarter of fiscal year 2014, the Company was informed by a major client in the computing market that due to a further change in the client’s supply chain strategy, a number of programs currently sourced with the Company primarily in the Americas will conclude by the first quarter of fiscal year 2015. Combined, these programs currently account for approximately $150 million to $160 million of annual net revenue and approximately $2.5 million to $3.5 million of operating income due to the historically low margins we have realized from these programs. We are currently working with this client to establish a comprehensive plan to transition the programs, which when fully completed, is expected to yield working capital in the range of $20 million to $25 million. The exit of these programs did not have a significant impact on results of operations for the current fiscal year and the Company continues to support a number of additional programs for this client. We are seeking and will continue to seek to offset the loss of net revenue and the associated operating income through increased revenues from new client program wins along with increased business with existing clients, ongoing productivity increases and cost reduction initiatives.

During the fiscal year ended July 31, 2014, net revenue in the Americas region increased by approximately $30.5 million, as compared to the prior fiscal year. This increase resulted primarily from higher revenue from a consumer electronics client and higher revenue from an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by the effects of lower revenue from a client in the communications market. Within the Asia region, the net revenue decrease of approximately $36.4 million primarily resulted from lower order volumes from certain clients related to the computing and software markets. Within the Europe region, net revenue decreased by approximately $27.7 million primarily due to lower volumes from a significant software client that reorganized its supply chain. Net revenue for All Other increased by approximately $2.4 million primarily due to higher revenue from a consumer electronics client.

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

Cost of Revenue:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$276,169	92.4%	$253,084	94.3%	$23,085	9.1%
Asia	137,937	78.1%	165,770	77.8%	(27,833)	(16.8%)
Europe	199,779	95.3%	230,388	97.1%	(30,609)	(13.3%)
All Other	34,790	91.0%	30,892	86.2%	3,898	12.6%

Total	$648,675	89.7%	$680,134	90.1%	$(31,459)	(4.6%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the fiscal year ended July 31, 2014 included materials procured on behalf of our clients of $434.5 million, or 60.0% of consolidated net revenue, as compared to $452.8 million or 60.6% of consolidated net revenue for the same period in the prior year, a decrease of $18.2 million. Total cost of revenue decreased by $31.4 million for the fiscal year ended July 31, 2014, as compared to the fiscal year ended July 31, 2013. Gross margin increased to 10.3% for the fiscal year ended July 31, 2014, from 9.9% for the fiscal year ended July 31, 2013, primarily as a result of a favorable revenue mix, and cost reduction actions taken by the Company. For the fiscal year ended July 31, 2014, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 7.6%, 21.9% and 4.7%, as compared to 5.7%, 22.2% and 2.9%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the fiscal year ended July 31, 2014.

In the Americas, the 1.9 percentage point increase in gross margin, from 5.7% to 7.6%, resulted from the favorable impact of a shift in revenue mix as well as cost reduction programs and lower labor and overhead costs at certain facilities. In Asia, the 0.3 percentage point decrease, from 22.2% to 21.9% was primarily the result of lower revenues, offset in part by a favorable revenue mix as well as cost reduction programs. In Europe, the 1.8 percentage point improvement in gross margin, from 2.9% to 4.7%, was attributable to cost reduction programs at certain facilities partially offset by an unfavorable revenue mix. The gross margin for All Other, which is comprised primarily of e-Business, was 9.0% for the fiscal year ended July 31, 2014 as compared to 13.8% for the same period of the prior year. This decrease of 4.8 percentage points represents a higher proportion of materials costs due to the addition of a consumer electronics fulfillment program with higher relative materials cost that was partly offset by labor and overhead costs that did not increase in proportion to revenues.

Selling, General and Administrative Expenses:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$12,403	4.1%	$13,892	5.2%	$(1,489)	(10.7%)
Asia	20,387	11.5%	21,925	10.3%	(1,538)	(7.0%)
Europe	17,253	8.2%	19,289	8.1%	(2,036)	(10.6%)
All Other	2,305	6.0%	2,765	7.7%	(460)	(16.6%)

Sub-total	52,348	7.2%	57,871	7.7%	(5,523)	(9.5%)
Corporate-level activity	19,672	—	29,101	—	(9,429)	(32.4%)

Total	$72,020	10.0%	$86,972	11.5%	$(14,952)	(17.2%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation and marketing expenses. Selling, general and administrative expenses during the fiscal year ended July 31, 2014 decreased by $15.0 million compared to the fiscal year ended July 31, 2013, primarily as a result of reduced employee-related costs ($1.3 million) and professional fees ($12.9 million) including audit fees and various costs related to the financial restatement. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the fiscal year ended July 31, 2014.

Amortization of Intangible Assets:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$129	0.0%	$150	0.1%	$(21)	(14.0%)
All Other	968	2.5%	983	2.7%	(15)	(1.5%)

Total	$1,097	0.2%	$1,133	0.2%	$(36)	(3.2%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. Amortization expense was essentially flat as compared to the prior year period. The remaining intangible assets are being amortized over their remaining lives.

Impairment of Goodwill and Long-Lived Assets:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$—	0.0%	$—	—
Asia	—	0.0%	—	0.0%	—	—
Europe	500	0.2%	—	0.0%	500	100.0%
All Other	—	0.0%	—	0.0%	—	—

Total	$500	0.1%	$—	0.0%	$500	—

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There were no goodwill impairments for the years ended July 31, 2014 and 2013.

During the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the fixed assets of its facility in Kildare, Ireland. These indicators included declining revenue and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the Kildare facility. These adverse trends included declines in sales volumes resulting from the loss of certain client programs, pricing pressure from existing clients, and the emergence and growth of new competitors for the services performed in Kildare. As a result of the impairment test, in connection with the preparation of the financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge is reflected in “impairment of long-lived assets” in the Consolidated Statements of Operations for the fiscal year ended July 31, 2012. The fixed asset impairment charge for Kildare is deductible as depreciation for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows. During the second quarter of fiscal year 2014, the Company determined that the carrying value of Kildare facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value.

Restructuring, net:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$869	0.3%	$1,594	0.6%	$(725)	(45.5%)
Asia	933	0.5%	2,427	1.1%	(1,494)	(61.6%)
Europe	4,337	2.1%	9,636	4.1%	(5,299)	(55.0%)
All Other	418	1.1%	840	2.3%	(422)	(50.2%)

Total	$6,557	0.9%	$14,497	1.9%	$(7,940)	(54.8%)

During the fiscal year ended July 31, 2014, the Company recorded a net restructuring charge of $6.6 million. Of this amount, $6.3 million primarily related to the workforce reduction of 181 employees across all operating segments, and $0.3 million related to contractual obligations.

During the fiscal year ended July 31, 2013, the Company recorded a net restructuring charge of $14.5 million. Of this amount, $13.4 million primarily related to the workforce reduction of 465 employees across all operating segments, and $1.1 million related to contractual obligations related to a facility closure in Hungary.

Interest Income/Expense:

During the fiscal year ended July 31, 2014, interest income increased to $0.4 million from $0.3 million during the fiscal year ended July 31, 2013.

Interest expense totaled approximately $5.0 million and $0.6 million for the fiscal years ended July 31, 2014 and 2013, respectively. During the current year, the interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). In the prior year, interest expense related primarily to the Company’s stadium obligation. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015.

Other Gains (Losses), net:

Other losses, net totaled approximately $0.1 million and $2.6 million for the fiscal years ended July 31, 2014 and 2013, respectively. The balance consists primarily of net realized and unrealized foreign exchange gains and losses and also includes other items such as amortization of deferred costs associated with our credit facility and other gain and losses. The fiscal year ended July 31, 2014 includes gains on sales of fixed assets of $0.5 million. The Company recorded foreign exchange losses of approximately $0.5 million and $2.1 million during the fiscal year ended July 31, 2014 and 2013, respectively.

For the fiscal year ended July 31, 2014, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.2 million, $(0.5) million and $0.4 million in the Americas, Asia and Europe, respectively.

During the fiscal year ended July 31, 2013, the Company recorded foreign exchange losses of $2.1 million related to realized and unrealized losses from foreign currency exposures and settled transactions in Europe and Asia, as well as other losses in the Americas of $0.5 million.

Equity in Losses of Affiliates and Impairments:

Equity in losses of affiliates and impairments results from the Company’s minority ownership in certain investments that are accounted for under the equity method and impairments on its equity method and cost method investments. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in losses of affiliates and impairments was $1.5 million and $4.4 million for the fiscal years ended July 31, 2014 and 2013, respectively. For the fiscal years ended July 31, 2014 and 2013, the Company recorded its proportionate share of the affiliates’ losses of $0.1 million and $1.6 million, respectively. During the fiscal year ended July 31, 2014 and 2013, the Company also recorded impairment charges of $1.4 million and $2.8 million, respectively, on certain investments included in the @Ventures portfolio of companies.

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

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $7.2 million of investments in affiliates at July 31, 2014 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.7 million to $1.4 million.

Income Tax Expense:

During the fiscal year ended July 31, 2014, the Company recorded income tax expense of approximately $4.7 million compared to income tax expense of $3.8 million, for the prior fiscal year. For the fiscal years ended July 31, 2014 and 2013, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the fiscal year ended July 31, 2014, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. For the fiscal year ended July 31, 2013, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Discontinued Operations:

During the fiscal years ended July 31, 2014 and 2013, the Company recorded losses from discontinued operations of $0.1 million and $1.0 million, respectively. As discussed further in Note 18 to the accompanying consolidated financial statements, on January 11, 2013, the Company’s wholly-owned subsidiary, TFL, sold substantially all of its assets to Encore Holdings, LLC (“Encore”). The $1.1 million decrease in the loss from discontinued operations is primarily attributable to $1.1 million of reduced TFL operating losses.

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, the Company uses Adjusted EBITDA, a non-GAAP financial measure, to assess its performance. EBITDA represents earnings before interest, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of professional fees associated with our SEC inquiry and financial restatement, strategic alternatives and other professional fees, the settlement of the TFL acquisition escrow, executive severance and employee retention, restructuring, share-based compensation, impairments of goodwill and long-lived assets, unrealized foreign exchange gains or losses, net, other non-operating gains or losses, net, equity in losses of affiliates and impairments, and discontinued operations.

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

The following table includes the reconciliations of our U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for fiscal 2014, 2013 and 2012:

	Years Ended July 31,
(In thousands)	2014	2013	2012
Net loss	$(16,282)	$(40,355)	$(38,108)
Interest income	(382)	(300)	(380)
Interest expense	5,009	612	373
Income tax expense	4,682	3,779	3,035
Depreciation	13,179	14,118	13,920
Amortization of intangible assets	1,097	1,133	1,139

EBITDA	7,303	(21,013)	(20,021)
SEC inquiry and financial restatement costs	3,909	10,761	3,114
Strategic alternative and other professional fees	963	1,270	9,686
Settlement of TFL acquisition escrow	—	—	(3,399)
Executive severance and employee retention	1,080	1,417	2,111
Restructuring	6,557	14,497	6,416
Share-based compensation	2,254	2,308	2,990
Impairment of goodwill and long-lived assets	500	—	1,128
Unrealized foreign exchange (gains) losses	(660)	1,964	92
Other non-operating (gains) losses, net	(430)	592	(11,442)
Equity in losses of affiliates and impairments	1,554	4,365	4,109
(Income) loss from discontinued operations	(80)	1,025	10,500

Adjusted EBITDA	$22,950	$17,186	$5,284

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

Executive severance and employee retention. During the fiscal year 2014, we incurred severance charges related to certain executives of the Company. During the fiscal year 2013, we incurred costs related to the retention of certain employees of the Company. During the fourth quarter of fiscal 2012, we incurred severance charges related to certain executives of the Company. In addition, during the fourth quarter of fiscal 2012, the Company awarded retention bonuses to executives and other key employees of the Company. We exclude these costs because we do not believe they are indicative of our normal operating costs.

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

Unrealized foreign exchange (gains) losses. We exclude these gains and losses as we do not believe they directly impact the Company’s cash position until they are realized.

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

Net revenue increased by approximately $40.6 million for the fiscal year ended July 31, 2013, as compared to the prior fiscal year. Revenue from new programs was $128.8 million during fiscal 2013, as compared to $72.5 million in fiscal 2012. The $56.3 million increase in revenue from new programs was primarily due to engagements with clients in the consumer electronics and consumer products industries that contributed to revenue in all regions. The increase in revenue from new programs was partially offset by a $15.7 million decrease in revenues in our base business from $641.4 million in the prior year period to $625.7 million in fiscal 2013. The Company defines new programs as client programs that have been executed for fewer than 12 months. Base business is defined as client programs that have been executed for 12 months or more. Approximately $452.8 million of the net revenue for the fiscal year ended July 31, 2013 related to the procurement and re-sale of materials on behalf of our clients as compared to approximately $442.4 million for the fiscal year ended July 31, 2012. These balances represent the cost of the materials procured by the Company and not the net revenue of the resale of the materials. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenue for the fiscal year ended July 31, 2013.

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

For the fiscal year ended July 31, 2013, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 5.7%, 22.2% and 2.9%, as compared to 1.3%, 22.0% and 5.3%, respectively, for the same period of the prior year. The increase in gross margin within the Americas region is attributed to the favorable revenue mix and the impact of cost reduction programs at certain facilities. Gross margin within the Asia region was essentially unchanged compared to the prior year. Within the Europe region, the decrease in gross margin is primarily attributed to unfavorable revenue mix. Gross margins for All Other, which is comprised primarily of e-Business for the fiscal year ended July 31, 2013, were 13.8%, compared with 17.3% in the prior year period. This decrease resulted from a loss of higher gross margin business, replaced by lower gross margin business. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the fiscal year ended July 31, 2013.

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

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. Amortization expense was essentially flat as compared to the prior year period. The remaining intangible assets are being amortized over their remaining lives.

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

As a result of the impairment test, in connection with the preparation of the financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge is reflected in “impairment of long-lived assets” in the

Consolidated Statements of Operations. The fixed asset impairment charge for Kildare is deductible as depreciation for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows.

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

Discontinued Operations:

During the fiscal years ended July 31, 2013 and 2012, the Company recorded losses from discontinued operations of $1.0 million and $10.5 million, respectively. As discussed further in Note 18 to the accompanying consolidated financial statements, on January 11, 2013, the Company’s wholly-owned subsidiary, TFL, sold substantially all of its assets to Encore Holdings, LLC (“Encore”). The $9.5 million decrease in the loss from discontinued operations is primarily attributable to $9.5 million of reduced TFL operating losses and a $0.6 million gain on the sale of the TFL business. These increases were partially offset by an increase of $0.6 million related to losses associated with the Company’s other discontinued operations, which relate to a previously closed facility. During the prior year, the Company recorded $0.8 million related to the execution of a sublease of the Company’s previously closed facility, which resulted in an adjustment to the Company’s estimate of future minimum lease payments recoverable through sublease receipts. This adjustment, which did not recur in fiscal 2013, had the effect of increasing income from discontinued operations during fiscal 2012.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of July 31, 2014, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $183.5 million. As of July 31, 2014, the Company had approximately $26.5 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $10.9 million is considered permanently invested due to certain restrictions under local laws, and $15.6 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On October 31, 2012, the Company and certain of its domestic subsidiaries entered into a Credit Agreement (the “Credit Facility”) with Wells Fargo Bank, National Association as lender and agent for the lenders party thereto (the “Lender”). The Credit Facility provided a senior secured revolving credit facility up to an initial aggregate principal amount of $50.0 million or the calculated borrowing base and was secured by substantially all of the domestic assets of the Company. Interest on the Credit Facility was based on the Company’s options of LIBOR plus 2.5% or the base rate plus 1.5%. The Credit Facility included one restrictive financial covenant, which is minimum EBITDA, and restrictions that limited the ability of the Company, to among other things, create liens, incur additional indebtedness, make investments, or dispose of assets or property without prior approval from the lenders. On March 13, 2014, the Company entered into a Second Amendment to the Credit Facility, which amended the Credit Facility to modify certain provisions of the Credit Agreement that would have restricted or otherwise affected the issuance of the Notes and the use of proceeds therefrom, the conversion of the Notes into common stock of the Company, and the payment of interest on the Notes. On March 26, 2014, the Company entered into a Third Amendment to the Credit Facility, which provided a waiver from the Lender regarding certain intercompany transfers of funds. Effective as of April 16, 2014, the Company voluntarily terminated the Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of July 31, 2014. On April 16, 2014, the Company and the Lender entered into a letter agreement and a related security agreement relating to the termination of the Credit Facility and ongoing obligations between the parties, pursuant to which Lender will temporarily support Company accounts and letters of credit, and the Company will provide cash collateral to the Lender and pay fees and expenses on the accounts and letters of credit.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company entered into a revolving credit and security agreement, as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement which has a five (5) year term, includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. Amounts borrowed under the Credit Agreement are due and payable, together with all unpaid interest, fees and other obligations, on June 30, 2019. Generally, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two or three months (as selected by the Borrowers) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the base commercial lending rate publicly announced from time to time by PNC Bank, National Association, (2) the sum of the Federal Funds Open Rate in effect on such day plus one half of one percent

(0.5%) per annum, or (3) the LIBOR rate (adjusted to reflect any required bank reserves) in effect on such day plus 1.00% per annum. In addition to paying interest on outstanding principal under the Credit Agreement, the Borrowers are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.25% per annum, paid quarterly in arrears. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees. Obligations under the Credit Agreement are guaranteed by the Borrowers’ existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain limited exceptions; and the Credit Agreement is secured by security interests in substantially all the Borrowers’ assets and the assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by either Borrower or by a subsidiary guarantor. The Company is not a borrower or a guarantor under the Credit Agreement. The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. As of July 31, 2014, the Company had $4.5 million outstanding on the PNC Bank credit facility which is included in other current liabilities on the consolidated balance sheet.

Consolidated working capital of the Company was $207.2 million at July 31, 2014, compared with $114.7 million at July 31, 2013. Included in working capital were cash and cash equivalents of $183.5 million at July 31, 2014 and $77.9 million at July 31, 2013. The increase in working capital is primarily due to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal year 2014.

Net cash provided by operating activities of continuing operations was $10.1 million for the fiscal year ended July 31, 2014, as compared to $8.0 million in the prior year. The $2.2 million increase in net cash provided by operating activities of continuing operations as compared with the prior year was due to decreased working capital requirements and significant improvement in net loss in the current period. During the fiscal year ended July 31, 2014, non-cash items within net cash provided by operating activities included depreciation expense of $13.2 million, share-based compensation of $2.3 million, amortization of intangible assets of $1.1 million, impairment of long-lived assets of $0.5 million, amortization of deferred financing costs of $1.3 million, accretion of debt discount of $1.5 million, non-operating losses, net, of $0.1 million and equity in losses of affiliates and impairments of $1.6 million. During the fiscal year ended July 31, 2013, non-cash items within net cash provided by operating activities included depreciation expense of $14.1 million, share-based compensation of $2.3 million, amortization of intangible assets of $1.1 million, non-operating losses, net, of $2.6 million and equity in losses of affiliates and impairments of $4.4 million.

The Company believes that its cash flows related to operating activities of continuing operations are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector and the market for outsourcing services.

Investing activities of continuing operations used cash of $5.6 million and $7.4 million during the fiscal year ended July 31, 2014 and 2013, respectively. The $5.6 million of cash used in investing activities during the fiscal year ended July 31, 2014 was comprised of $4.5 million in capital expenditures, $0.8 million of investments in affiliates and $$0.4 million of investments in trading securities. The $7.4 million of cash used in investing activities during the fiscal year ended July 31, 2013 was primarily comprised of $7.3 million in capital expenditures and $1.7 million of investments in affiliates, partially offset by $1.3 million of proceeds received from the sale of TFL’s assets.

Non-cash investing activities during the fiscal year ended July 31, 2014 included unsettled trades associated with the acquisition of $12.9 million in 4.0625% convertible debentures of a publicly traded entity and $9.4 million in common stock of a publicly traded entity. As of July 31, 2014, liabilities associated with the payment of these trades are classified under other current liabilities on our balance sheet. Subsequent to July 31, 2014 the Company continued its investing activities and acquired additional 4.0625% convertible debentures of a publicly traded entity and acquired additional common stock of a publicly traded entity. As of the date of the filing of this Form 10-K the Company had acquired 4.0625% convertible debentures for a cost basis of $34.0 million and common stock at a cost basis of $35.5 million.

Cash flows from financing activities of continuing operations during the fiscal year ended July 31, 2014 primarily related to the proceeds of $100 million from issuance of convertible notes, net of transaction costs of $3.4 million and proceeds from revolving line of credit. Cash flows from financing activities of continuing operations during the fiscal year ended July 31, 2013 primarily related to the net proceeds of $27.7 million from issuance of the Company’s common stock to Steel Partners Holding, L.P. Cash used in discontinued operations totaled $0.3 million and $1.6 million for the fiscal year ended July 31, 2014 and 2013, respectively.

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

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as discussed in Note 10 in the consolidated financial statements in Item 8.

	Operating Leases	Stadium Obligation	Capital Lease Obligations	Purchase Obligations	Convertible Notes Interest & Principal	Total
For the fiscal years ended July 31:
2015	17,702	1,600	168	44,564	5,002	69,036
2016	13,297	—	167	—	5,250	18,714
2017	7,719	—	204	—	5,250	13,173
2018	4,947	—	—	—	5,250	10,197
2019	3,536	—	—	—	105,250	108,786
Thereafter	7,514	—	—	—	—	7,514

	54,715	1,600	539	44,564	126,002	227,420

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2014 are as follows:

(1)	These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2014, our reserves for income taxes totaled approximately $1.1 million.

The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 11 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

Total rent and equipment lease expense charged to continuing operations was $21.3 million , $25.2 million and $26.5 million for the fiscal years ended July 31, 2014, 2013, and 2012, respectively.

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

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2014, the Company had no recorded liabilities with respect to these arrangements.

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

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2014, the Company’s accrued restructuring balance totaled $2.3 million, of which remaining contractual obligations represented $0.6 million. These contractual obligations principally represent future obligations under non-cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate advisors to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%—20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.2 million to $0.5 million.

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

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates its forfeiture rate based on a historical analysis of share-based payment award forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to share-based compensation expense may be required. The Company uses the binomial-lattice option-pricing model (“binomial-lattice model”) for valuation of share-based awards with time-based vesting. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. For share-based awards based on market conditions, specifically, the Company’s stock price, the compensation cost and derived service periods are estimated using the Monte Carlo valuation method. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and Monte Carlo valuations and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any significant changes in these assumptions may materially affect the estimated fair value of the share-based award.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value. As of July 31, 2014, $3.9 million, $7.6 million, $11.3 million, and $5.3 million of the Company’s long-lived assets related to the Americas, Asia, Europe, and e-Business reporting units, respectively, consisting primarily of property and equipment, and to a lesser extent intangible assets, either specifically identifiable to or allocated to the segments.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). As of July 31, 2014, the $3.1 million recorded for goodwill relates to the e-Business reporting unit. The Company’s policy is to perform its annual impairment testing for its reporting units on July 31, of each fiscal year. The Income Approach indicates the fair value of an asset based on the present value of the cash flows that the asset can be expected to generate in the future. Specifically, the Discounted Cash Flow (“DCF”) Method was relied upon in the valuation of the net assets of the e-Business reporting unit. As a result of the analyses performed during fiscal year 2014, the Company concluded that the fair value of the net assets exceeded the carrying value of the net assets by a percentage greater than 50%. As a result, the Company concluded that there was no impairment of the Company’s goodwill. Any significant changes in the forecasted cash flows used may materially affect the estimated fair value of the net assets.

During the third quarter of fiscal year 2012, indicators of potential impairment caused the Company to conduct an interim impairment test for the fixed assets of its facility in Kildare, Ireland. These indicators included declining revenue and increasingly adverse trends that resulted in further deterioration of current operating results and future prospects of the Kildare facility. These adverse trends included declines in sales volumes resulting from the loss of certain client programs, pricing pressure from existing clients, and the emergence and growth of new competitors for the services performed in Kildare. As a result of the impairment test, in connection with the preparation of the financial statements for the quarter ended April 30, 2012, the Company concluded that Kildare’s fixed assets were impaired and recorded a $1.1 million non-cash impairment charge. This charge is reflected in “impairment of long-lived assets” in the Consolidated Statements of Operations for the fiscal year ended July 31, 2012. The fixed asset impairment charge for Kildare is deductible as depreciation for tax purposes over time. The impairment charge did not affect the Company’s liquidity or cash flows. During the second quarter of fiscal year 2014, the Company determined that the carrying value of Kildare facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value.

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $1.4 million, $2.8 million, and $2.9 million for fiscal years ended July 31, 2014, 2013, and 2012, respectively. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future. We may incur additional impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $7.2 million of investments in affiliates at July 31, 2014 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by approximately $0.7 million to $1.4 million.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statements of Operations. During fiscal years ended July 31, 2014, 2013, and 2012, no such gains or losses had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2014, 2013 and 2012, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2014 totaled approximately $2.0 billion, $451.9 million and $60.1 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $38.2 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued $1.0 million for exposures as of July 31, 2014.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The Company’s adoption of this new guidance did not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU defines a discontinued operation as a component or group of components that is disposed of or meets the criteria as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU requires additional disclosures about discontinued operations and new disclosures for components of an entity that are held for sale or disposed of and are individually significant but do not qualify for presentation as a discontinued operation. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statements of Operations. As of July 31, 2014, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At July 31, 2014, the Company had $4.5 million outstanding under its Credit Facility and the Company did not have any open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2014, the Company did not have any derivative financial instruments.

Revenue from our foreign operating segments accounted for 53% of total revenue during the fiscal year ended July 31, 2014. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Renminbi, Czech Koruna, Taiwan Dollars, Japanese Yen, and Australian Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenue and operating expenses for our international operations. Similarly, our revenue and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2014, we recorded foreign currency translation gains of $0.1 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2014, we recorded foreign currency transaction losses of $0.5 million which are recorded in “Other gains (losses), net” in our Consolidated Statement of Operations.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign currency exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by significant changes in these or other factors. As exchange rates vary, our international financial results may vary from expectations and adversely impact our overall operating results.

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ModusLink Global Solutions, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheet of ModusLink Global Solutions, Inc. as of July 31, 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. at July 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

October 15, 2013

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2014	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$183,515	$77,916
Trading securities	22,793	—
Accounts receivable, trade, net of allowance for doubtful accounts of $63 and $64 at July 31, 2014 and July 31, 2013, respectively	123,948	142,098
Inventories	65,269	61,322
Prepaid expenses and other current assets	10,243	9,750

Total current assets	405,768	291,086
Property and equipment, net	25,126	34,290
Investments in affiliates	7,172	7,970
Goodwill	3,058	3,058
Other intangible assets, net	667	1,764
Other assets	9,855	5,528

Total assets	$451,646	$343,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,045	$110,148
Accrued restructuring	2,246	4,670
Accrued expenses	39,544	34,748
Other current liabilities	51,759	26,865

Total current liabilities	198,594	176,431

Long-term portion of accrued restructuring	39	494
Notes payable	73,391	—
Other long-term liabilities	8,004	9,866

Long-term liabilities	81,434	10,360

Total liabilities	280,028	186,791

Commitments and contingencies (Notes 8 and 10)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at July 31, 2014 and July 31, 2013	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 52,100,763 issued and outstanding shares at July 31, 2014; 51,575,893 issued and outstanding shares at July 31, 2013	521	516
Additional paid-in capital	7,450,541	7,419,806
Accumulated deficit	(7,293,412)	(7,277,130)
Accumulated other comprehensive income	13,968	13,713

Total stockholders’ equity	171,618	156,905

Total liabilities and stockholders’ equity	$451,646	$343,696

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended July 31,
	2014	2013	2012
Net revenue	$723,400	$754,504	$713,947
Cost of revenue	648,675	680,134	645,388

Gross profit	74,725	74,370	68,559

Operating expenses
Selling, general and administrative	72,020	86,972	94,737
Amortization of intangible assets	1,097	1,133	1,139
Impairment of long-lived assets	500	—	1,128
Restructuring, net	6,557	14,497	6,416

Total operating expenses	80,174	102,602	103,420

Operating loss	(5,449)	(28,232)	(34,861)

Other income (expense):
Interest income	382	300	380
Interest expense	(5,009)	(612)	(373)
Other gains (losses), net	(50)	(2,642)	14,390
Impairment of investments in affiliates	(1,420)	(2,750)	(2,864)

Total other income (expense)	(6,097)	(5,704)	11,533

Loss from continuing operations before income taxes	(11,546)	(33,936)	(23,328)
Income tax expense	4,682	3,779	3,035
Equity in losses of affiliates, net of tax	134	1,615	1,245

Loss from continuing operations	(16,362)	(39,330)	(27,608)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	80	(1,025)	(10,500)

Net loss	$(16,282)	$(40,355)	$(38,108)

Net loss per share—basic and diluted:
Loss from continuing operations	$(0.32)	$(0.84)	$(0.63)
Loss from discontinued operations	0.00	(0.02)	(0.24)

Net loss	$(0.32)	$(0.86)	$(0.87)

Weighted average common shares outstanding—basic and diluted	51,582	46,654	43,565

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended July 31,
	2014	2013	2012
Net loss	$(16,282)	$(40,355)	$(38,108)
Other comprehensive income:
Foreign currency translation adjustment	74	3,057	(10,650)
Pension liability adjustments, net of tax	166	(831)	(3,545)
Net unrealized holding gain on securities, net of tax	15	46	—

Other comprehensive income (loss)	255	2,272	(14,195)

Comprehensive loss	$(16,027)	$(38,083)	$(52,303)

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2011	43,829,097	$438	$7,387,135	$(7,198,667)	$25,636	$214,542
Net loss				(38,108)		(38,108)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	45,977	—	91	—	—	91
Restricted stock grants	217,359	2	(2)	—	—	—
Restricted stock forfeitures	(165,811)	(1)	(187)	—	—	(188)
Share-based compensation	—	—	2,990	—	—	2,990
Other comprehensive items	—	—	—	—	(14,195)	(14,195)

Balance at July 31, 2012	43,926,622	439	7,390,027	(7,236,775)	11,441	165,132
Net loss				(40,355)		(40,355)
Issuance of common stock to Steel Partners Holdings, L.P., net of transaction costs of $2.3 million	7,500,000	75	27,600	—	—	27,675
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	11,986	—	31	—	—	31
Restricted stock grants	278,220	3	(3)	—	—	—
Restricted stock forfeitures	(140,935)	(1)	(157)	—	—	(158)
Share-based compensation	—	—	2,308	—	—	2,308
Other comprehensive items	—	—	—	—	2,272	2,272

Balance at July 31, 2013	51,575,893	516	7,419,806	(7,277,130)	13,713	156,905
Net loss				(16,282)	—	(16,282)
Equity portion of convertible senior notes	—	—	27,163	—	—	27,163
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	354,711	3	1,365	—	—	— 1,368
Restricted stock grants	184,130	2	(2)	—	—	—
Restricted stock forfeitures	(13,971)	—	(45)	—	—	(45)
Share-based compensation	—	—	2,254	—	—	2,254
Other comprehensive items	—	—	—	—	255	255

Balance at July 31, 2014	52,100,763	$521	$7,450,541	$(7,293,412)	$13,968	$171,618

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended July 31,
	2014	2013	2012
Cash flows from operating activities of continuing operations:
Net loss	$(16,282)	$(40,355)	$(38,108)
Income (loss) from discontinued operations	80	(1,025)	(10,500)

Loss from continuing operations	(16,362)	(39,330)	(27,608)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation	13,179	14,118	13,920
Amortization of intangible assets	1,097	1,133	1,139
Amortization of deferred financing costs	1,255	353	—
Accretion of debt discount	1,489	—	—
Impairment of long-lived assets	500	—	1,128
Share-based compensation	2,254	2,308	2,990
Non-operating losses, net	50	2,642	(14,390)
Equity in losses of affiliates and impairments	1,554	4,365	4,109
Changes in operating assets and liabilities:
Trade accounts receivable, net	17,698	8,583	(9,783)
Inventories	(4,403)	22,434	(18,084)
Prepaid expenses and other current assets	(511)	2,356	(2,328)
Accounts payable, accrued restructuring and accrued expenses	(2,513)	(5,851)	8,800
Refundable and accrued income taxes, net	(311)	(3,652)	(5,766)
Other assets and liabilities	(4,837)	(1,478)	7,560

Net cash provided by (used in) operating activities of continuing operations	10,139	7,981	(38,313)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(4,489)	(7,296)	(11,118)
Proceeds from the disposition of the TFL business, net of transaction costs of $81	—	1,269	—
Proceeds from the sale of available-for-sale securities	—	96	—
Proceeds from the sale of equity investments in affiliates	—	207	24
Purchase of trading securities	(395)	—	—
Investments in affiliates	(756)	(1,712)	(2,912)

Net cash used in investing activities of continuing operations	(5,640)	(7,436)	(14,006)

Cash flows from financing activities of continuing operations:
Payment of deferred financing costs	(628)	(1,416)	—
Repayments on capital lease obligations	(130)	(60)	(124)
Proceeds from revolving line of credit	5,127	—	10,000
Repayments of revolving line of credit	(674)	—	(10,000)
Proceeds from issuance of common stock to Steel Partners Holdings, L.P., net of transaction costs of $2,325	—	27,675	—
Proceeds from issuance of common stock	1,368	—	91
Proceeds from issuance of convertible notes, net of transaction costs of $3,430	96,570	—	—
Repurchase of common stock	—	(158)	(188)

Net cash provided by (used in) financing activities of continuing operations	101,633	26,041	(221)

Cash flows from discontinued operations:
Operating cash flows	(324)	(1,645)	(1,126)
Investing cash flows	—	—	(446)

Net cash used in discontinued operations	(324)	(1,645)	(1,572)

Net effect of exchange rate changes on cash and cash equivalents	(209)	606	(4,744)

Net increase (decrease) in cash and cash equivalents	105,599	25,547	(58,856)
Cash and cash equivalents at beginning of period	77,916	52,369	111,225

Cash and cash equivalents at end of period	$183,515	$77,916	$52,369

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

Reclassification

Certain reclassifications have been made to prior periods to conform with current reporting. On the Statements of Operations the Equity in losses of affiliates are classified after the Loss from continuing operations before income taxes.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis the Company evaluates its estimates including those related to revenue recognition, allowance for doubtful accounts, inventories, fair value of its trading and available-for-sale securities, intangible assets, income taxes, restructuring, valuation of long-lived assets, impairments, contingencies, restructuring charges, litigation and the fair value of stock options and share bonus awards granted under the Company’s stock based compensation plans. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

Revenue Recognition

The Company’s revenue primarily comes from the sale of supply chain management services to our clients. Amounts billed to clients under these arrangements include revenue attributable to the services performed as well as for materials procured on our clients’ behalf as part of our service to them. Other sources of revenue include the sale of products and other services. Revenue is recognized for services when the services are performed and for product sales when the products are shipped or in certain cases when products are built and title had transferred, if the client has also contracted with us for warehousing and/or logistics services for a separate fee, assuming all other applicable revenue recognition criteria are met.

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

The Company also follows the guidance of ASC Topic 605 for determining whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. Under this guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative selling price of each separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. In general, revenue is recognized upon completion of the last deliverable. All deliverables that do not meet the separation criteria are combined into one unit of accounting and the appropriate revenue recognition method is applied.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Investments with maturities greater than 90 days to twelve months at the time of purchase are considered short-term investments. Cash and cash equivalents consisted of the following:

	July 31,
	2014	2013
	(In thousands)
Cash and bank deposits	$32,889	$77,916
Money market funds	150,626	—

	$183,515	$77,916

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company’s Trading Securities are estimated using quoted market prices. The fair value of our Notes payable is $93.8 million, which represents the value at which our lenders could trade our debt with in the financial markets, and does not represent the settlement value of these long-term debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates.

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

Investments

Marketable securities held by the Company which meet the criteria for classification as trading securities or available-for-sale are carried at fair value. Gains and losses on securities classified as trading are reflected in other income (expense) in the Company’s Consolidated Statements of Operations. Unrealized holding gains and losses on securities classified as available-for-sale are carried net of income taxes, when applicable, as a component of accumulated other comprehensive income (loss) in the Consolidated Statements of Stockholders’ Equity.

The Company maintains interests in several privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invests in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net income or losses of the investee are reflected in “Equity in losses of affiliates, net of tax” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $1.4 million, $2.8 million, and $2.9 million for the fiscal years ended July 31, 2014, 2013 and 2012, respectively. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

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

Inventories consisted of the following:

	July 31,
	2014	2013
	(In thousands)
Raw materials	$51,179	$46,920
Work-in-process	910	1,256
Finished goods	13,180	13,146

	$65,269	$61,322

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

Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other definite-lived intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value.

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

Buildings	32 years
Machinery & equipment	3 to 5 years
Furniture & fixtures	5 to 7 years
Automobiles	5 years
Software	3 to 8 years
Leasehold improvements	Shorter of the remaining lease term or the estimated
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

In accordance with ASC Topic 740, the Company applies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. ASC Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. In accordance with the Company’s accounting policy, interest and penalties related to uncertain tax positions is included in the “income tax expense” line of the Consolidated Statements of Operations. See Note 14, “Income Taxes,” for additional information.

Earnings (Loss) Per Share

The following table reconciles earnings per share for the fiscal years ended July 31, 2014, 2013 and 2012.

	Years Ended
	July 31,
	2014	2013	2012
	(In thousands, except per share data)
Loss from continuing operations	$(16,362)	$(39,330)	$(27,608)
Income (loss) from discontinued operations	80	(1,025)	(10,500)

Net Loss	$(16,282)	$(40,355)	$(38,108)

Weighted average common shares outstanding	51,582	46,654	43,565
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—	—

Weighted average number of common and potential common shares	51,582	46,654	43,565

Basic and diluted net income (loss) per common share from:
Continuing operations	$(0.32)	$(0.84)	$(0.63)
Discontinued operations	0.00	(0.02)	(0.24)

	$(0.32)	$(0.86)	$(0.87)

Approximately 3.0 million, 3.4 million, and 2.9 million common stock equivalent shares relating to the effects of outstanding stock options and restricted stock were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2014, 2013, and 2012, respectively, as their effect would be anti-dilutive due to the fact that the Company recorded a net loss for those periods. Approximately 6.2 million common shares outstanding associated with the convertible Notes, using the if-converted method, were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2014.

Share-Based Compensation Plans

The Company recognizes share-based compensation in accordance with the provisions of ASC Topic 718, “Compensation— Stock Compensation” (“ASC Topic 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.

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

The Company uses a binomial-lattice option-pricing model (“binomial-lattice model”) for valuation of share-based awards with time-based vesting. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. For share-based awards based on market conditions, specifically, the Company’s stock price, the compensation cost and derived service periods are estimated using the Monte Carlo valuation method. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and Monte Carlo valuations and the resulting fair value used to record compensation expense. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any significant changes in these assumptions may materially affect the estimated fair value of the share-based award.

Major Clients and Concentration of Credit Risk

Sales to one client, Hewlett-Packard, accounted for approximately 29%, 29% and 31% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2014, 2013, and 2012, respectively. Hewlett-Packard accounted for approximately 17% and 23% of the Company’s Net Accounts Receivable balance as of July 31, 2014 and 2013, respectively. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents, available-for-sale securities and accounts receivable. The Company’s cash equivalent portfolio is diversified and consists primarily of short-term investment grade securities placed with high credit quality financial institutions.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends Accounting Standards Codification (“ASC”) 220, “Comprehensive Income.” The amended guidance requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amended guidance does not change the current requirements for reporting net income or other comprehensive income. The amendment is effective prospectively for annual periods, and interim periods within those annual periods, beginning after December 15, 2012. The adoption of this new guidance did not have a material impact on the Company’s financial statements as these updates have an impact on presentation only.

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU defines a discontinued operation as a component or group of components that is disposed of or meets the criteria as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU requires additional disclosures about discontinued operations and new disclosures for components of an entity that are held for sale or disposed of and are individually significant but do not qualify for presentation as a discontinued operation. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company is evaluating the potential effects on the consolidated financial statements.

(3) ACCOUNTS RECEIVABLE

The Company’s unsecured accounts receivable are stated at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer’s financial condition, credit history and current economic conditions. The Company writes off accounts receivable when management deems them uncollectible and records recoveries of accounts receivable previously written off when received. When accounts receivable are considered past due, the Company generally does not charge interest on past due balances. The allowance for doubtful accounts consisted of the following:

	July 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$64	$344	$473
Provisions charged to expense	59	146	15
Accounts written off—continued operations	(60)	(120)	(144)
Accounts written off—discontinued operations	—	(222)	—
Balance reclassified to discountinued operations	—	(84)	—

	$63	$64	$344

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

The total amount of accounts receivable factored was $27.3 million and $7.7 million for the years ended July 31, 2014 and 2013, respectively. The cost incurred on the sale of these receivables was $14 thousand and $6 thousand for the years ended July 31, 2014 and 2013, respectively. The cost of selling these receivable is dependent upon the number of days between the sale date of the receivable and the date the client’s invoice is due and the interest rate. The interest rate associated with the sale of these receivables is equal to LIBOR plus 0.85%. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

(4) PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2014	2013
	(In thousands)
Buildings	$31,430	$21,020
Machinery and equipment	45,910	17,012
Leasehold improvements	17,026	18,327
Software	42,554	43,905
Other	33,789	4,473

	170,709	104,737
Less: Accumulated depreciation and amortization	(145,583)	(70,447)

Property and equipment, net	$25,126	$34,290

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2014	2013
	(In thousands)
Machinery and equipment	$383	$343
Other	259	178

	642	521
Less: Accumulated depreciation and amortization	(451)	(455)

	$191	$66

The Company recorded depreciation expense of $13.2 million, $14.1 million and $13.9 million for the fiscal years ended July 31, 2014, 2013, and 2012, respectively. Depreciation expense within the Americas, Asia, Europe, and All Other was $3.4 million, $4.8 million, $4.2 million, and $0.8 million, respectively, for fiscal year 2014, $4.0 million, $4.8 million, $4.6 million, and $0.7 million, respectively, for fiscal year 2013, $4.3 million, $4.4 million, $4.5 million, and $0.8 million, respectively, for fiscal year 2012. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

During the second quarter of fiscal year 2014, the Company determined that the carrying value of its Kildare facility in the Europe region was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value. This charge is reflected in “impairment of long-lived assets” in the Consolidated Statements of Operations for the fiscal year ended July 31, 2014.

(5) INVESTMENTS

Trading securities

Near the end of the quarter ended July 31, 2014, the Company acquired $12.9 million in 4.0625% convertible debentures of a publicly traded entity. At this time the Company is uncertain to the holding period of these securities, therefore these securities are classified at trading. These securities offer higher yields than currently being achieved in money market securities or other equivalent investments. As of July 31, 2014, the trades associates with these securities had not settled and, as such, the payment associated with the acquisition of these securities had not been made. The liability associated with this payment is classified under other current liabilities on our balance sheet. Near the end of the quarter ended July 31, 2014 the Company acquired $9.9 million in common stock of a publicly traded entity. As of July 31, 2014, most of the trades associated with these securities had not settled and, as such, $9.4 million of the payment associated with the acquisition of these securities had not been made. The liability associated with this payment is classified under other current liabilities on our balance sheet. Unrealized gains and losses associated with these securities were immaterial for the fiscal year ended July 31, 2014.

Subsequent to July 31, 2014 the Company continued its investing activities and acquired additional 4.0625% convertible debentures of a publicly traded entity and acquired additional common stock of a publicly traded entity. As of the date of the filing of this Form 10-K the Company had acquired 4.0625% convertible debentures for a cost basis of $34.0 million and common stock at a cost basis of $35.5 million.

@Ventures

The Company maintains interests in several privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures.” The Company invests in early stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors.

During the fiscal years ended July 31, 2014, 2013 and 2012, $0.8 million, $1.7 million and $2.9 million, respectively, was invested by @Ventures in privately held companies. At July 31, 2014 and 2013, the Company’s carrying value of investments in privately held companies was $7.2 million and $8.0 million, respectively. During the fiscal years ended July 31, 2014, 2013, and 2012, the Company recorded $1.4 million, $2.8 million and $2.9 million, respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. During the fiscal year ended July 31, 2014, @Ventures did not receive any distributions from its investments. During the fiscal years ended July 31, 2013, @Ventures received distributions of approximately $0.2 million. During the fiscal year ended July 31, 2012, @Ventures did not receive any distributions from its investments.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in losses of affiliates, net of tax” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2014, 2013, and 2012, the Company recorded its proportionate share of the affiliates’ losses of $0.1 million, $1.6 million and $1.2 million, respectively.

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

During the year ended July 31, 2014, the Company became aware in various quarters that there may be indicators of impairment for a certain investment in the @Ventures portfolio of companies. The Company completed evaluations for impairment in connection with the preparation of the financial statements for those periods and determined that the investment was impaired. As a result, the Company recorded impairment charges of $1.4 million during the year ended July 31, 2014.

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

As of July 31, 2014, the Company, through @Ventures, held investments in four portfolio companies, although investments in these companies are individually nominal. From time to time, the Company may make new and follow-on venture capital investments and may from time to time receive distributions from investee companies. As of July 31, 2014, the Company is not committed to fund any follow-on investments in any of the @Ventures portfolio companies.

(6) GOODWILL AND INTANGIBLE ASSETS

The Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe, e-Business, and ModusLink PTS. As disclosed in Note 18, the Company disposed of its TFL operating segment during the second quarter of fiscal year 2013. Impairment charges related to TFL for all periods presented have been classified within discontinued operations within the accompanying consolidated statements of operations.

The Company’s remaining goodwill of $3.1 million as of July 31, 2014 and 2013, relates to the Company’s e-Business reporting unit. During the fourth quarter of fiscal year 2014, the Company completed its annual impairment analysis of goodwill. The Company concluded that its goodwill was not impaired as of July 31, 2014.

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

The changes in the carrying amount of goodwill allocated to the Company’s operating segments are as follows:

	Americas	Asia	Europe	All Other	Consolidated Total
	(in thousands)
Balance as of July 31, 2012
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(2,799)	(201,332)

	$—	$—	$—	$3,058	$3,058

Balance as of July 31, 2013
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(2,799)	(201,332)

	$—	$—	$—	$3,058	$3,058

Balance as of July 31, 2014
Goodwill	$94,477	$73,948	$30,108	$5,857	$204,390
Accumulated impairment charges	(94,477)	(73,948)	(30,108)	(2,799)	(201,332)

	$—	$—	$—	$3,058	$3,058

The components of intangible assets are as follows:

	July 31, 2014				July 31, 2013
	(in thousands)				(in thousands)
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Book Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Book Value	Weighted Average Amortization Period
Client Relationships	$4,399	$4,002	$397	7 years	$4,399	$3,374	$1,025	7 years
Developed Technology	5,092	4,859	233	3 to 7 years	5,092	4,475	617	3 to 7 years
Trade Names	1,515	1,478	37	3 to 7 years	1,515	1,393	122	3 to 7 years
Non-Competes	83	83	—	1 to 5 years	83	83	—	1 to 5 years

Total	$11,089	$10,422	$667		$11,089	$9,325	$1,764

Amortization expense for intangible assets for the fiscal years ended July 31, 2014, 2013, and 2012 totaled $1.1 million, $1.1 million and $1.1 million, respectively.

Estimated annual amortization expense for intangible assets in future periods, is as follows:

Fiscal Year	Amount
(in thousands)
2015	$667

(7) RESTRUCTURING

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2014, 2013, and 2012:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2011	$296	$1,168	$1,464

Restructuring charges	5,274	1,442	6,716
Restructuring adjustments	(439)	139	(300)
Cash paid	(4,645)	(1,759)	(6,404)
Non-cash adjustments	(44)	108	64
Restructuring charges, discontinued operations	944	95	1,039
Cash paid, discontinued operations	(760)	(95)	(855)

Accrued restructuring balance at July 31, 2012	626	1,098	1,724

Restructuring charges	13,638	1,112	14,750
Restructuring adjustments	(232)	(21)	(253)
Cash paid	(9,947)	(999)	(10,946)
Non-cash adjustments	133	—	133
Restructuring charges, discontinued operations	42	112	154
Cash paid, discontinued operations	(243)	(97)	(340)
Reclassification of restructuring charges of discontinued operations	(43)	(15)	(58)

Accrued restructuring balance at July 31, 2013	3,974	1,190	5,164

Restructuring charges	6,111	294	6,405
Restructuring adjustments	161	(9)	152
Cash paid	(8,640)	(817)	(9,457)
Non-cash adjustments	81	(60)	21

Accrued restructuring balance at July 31, 2014	$1,687	$598	$2,285

It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ending July 31, 2015. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by August 2015.

During the fiscal year ended July 31, 2014, the Company recorded a net restructuring charge of $6.6 million. Of this amount, $6.3 million primarily related to the workforce reduction of 181 employees across all operating segments, and $0.3 million related to contractual obligations.

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

The net restructuring charges for the fiscal years ended July 31, 2014, 2013, and 2012 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Years Ended July 31,
	2014	2013	2012
	(In thousands )
Cost of revenue	$4,283	$10,625	$3,960
Selling, general and administrative	2,274	3,872	2,456

	$6,557	$14,497	$6,416

The following tables summarize the restructuring accrual by operating segment, the All Other category for the fiscal years ended July 31, 2014, 2013, and 2012:

	Americas	Asia	Europe	All Other	Discontinued Operations	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2011	$1,346	$—	$118	$—	$—	$1,464

Restructuring charges	1,706	702	3,766	542	—	6,716
Restructuring adjustments	(94)	(56)	(85)	(65)	—	(300)
Cash paid	(1,933)	(647)	(3,690)	(134)	—	(6,404)
Non-cash adjustments	61	1	(58)	—	60	64
Restructuring charges, discontinued operations		—	—	—	1,039	1,039
Cash paid, discontinued operations	—	—	—	—	(855)	(855)

Accrued restructuring balance at July 31, 2012	1,086	—	51	343	244	1,724

Restructuring charges	1,614	2,516	9,610	1,010	—	14,750
Restructuring adjustments	(21)	(89)	27	(170)	—	(253)
Cash paid	(2,284)	(1,899)	(5,517)	(1,246)	—	(10,946)
Non-cash adjustments	(13)	(8)	85	69	—	133
Restructuring charges, discontinued operations	—	—	—	—	154	154
Cash paid, discontinued operations	—	—	—	—	(340)	(340)
Reclassification of restructuring charges of discontinued operations	—	—	—	—	(58)	(58)

Accrued restructuring balance at July 31, 2013	382	520	4,256	6	—	5,164

Restructuring charges	918	944	4,235	308	—	6,405
Restructuring adjustments	(49)	(11)	102	110	—	152
Cash paid	(975)	(1,161)	(6,957)	(364)	—	(9,457)
Non-cash adjustments	(81)	(18)	114	6	—	21

Accrued restructuring balance at July 31, 2014	$195	$274	$1,750	$66	$—	$2,285

(8) OTHER CURRENT LIABILITIES

The following schedule reflects the components of “Other Current Liabilities”:

	July 31,	July 31,
	2014	2013
	(In thousands)
Accrued pricing liabilities	$19,301	$20,854
Unsettled trading securities liabilities	22,430	—
Credit facility liability	4,453	—
Other	5,575	6,011

	$51,759	$26,865

As of July 31, 2014 and 2013, the Company had accrued pricing liabilities of approximately $19.3 million and $20.9 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at July 31, 2014 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(9) DEBT

Notes Payable

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any-time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its shareholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the fiscal year ended July 31, 2014.

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

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) are capitalized as a long-term asset on the Company’s balance sheet and amortized as additional interest expense over the term of the Notes. This amount has been classified as long-term as the underlying debt instrument has been classified as a long-term liability in the Company’s balance sheet. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital. As of July 31, 2014, the net carrying value of the Notes was $73.4 million.

July 31,
2014
(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$27,177

Principal amount of Notes	$100,000
Unamortized debt discount	(26,609)

Net carrying amount	$73,391

As of July 31, 2014, the remaining period over which the unamortized discount will be amortized is 55 months.

Year ended
July 31, 2014
(In thousands)
Interest expense related to contractual interest coupon	$1,940
Interest expense related to accretion of the discount	1,489
Interest expense related to debt issuance costs	183

$3,612

During the year ended July 31, 2014, we recognized interest expense of $3.6 million associated with the Notes. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 14.04%. The notes bear interest of 5.25%.

Wells Fargo Bank Credit Facility

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

On March 13, 2014, the Company entered into a Second Amendment to Credit Facility, which amended the Company’s Credit Agreement, dated as of October 31, 2012, as amended by the First Amendment to Credit Agreement dated December 18, 2013. The Amendment modified certain provisions of the Credit Agreement that would have restricted or otherwise affected the issuance of the Notes and the use of proceeds therefrom, the conversion of the Notes into common stock of the Company, and the payment of interest on the Notes. Effective as of April 16, 2014, the Company voluntarily terminated the Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of July 31, 2014.

PNC Bank Credit Facility

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively.

The Credit Agreement which has a five (5) year term, includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. Amounts borrowed under the Credit Agreement are due and payable, together with all unpaid interest, fees and other obligations, on June 30, 2019.

Generally, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two or three months (as selected by the Borrowers) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the base commercial lending rate publicly announced from time to time by PNC Bank, National Association, (2) the sum of the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) per annum, or (3) the LIBOR rate (adjusted to reflect any required bank reserves) in effect on such day plus 1.00% per annum. In addition to paying interest on outstanding principal under the Credit Agreement, the Borrowers are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.25% per annum, paid quarterly in arrears. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

Obligations under the Credit Agreement are guaranteed by the Borrowers’ existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain limited exceptions; and the Credit Agreement is secured by security interests in substantially all the Borrowers’ assets and the assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by either Borrower or by a subsidiary guarantor. The Company is not a borrower or a guarantor under the Credit Agreement.

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the fiscal year ended July 31, 2014, the Company did not meet the criteria that would cause its financial covenants to be effective. As of July 31, 2014, the Company had $4.5 million outstanding on the PNC Bank credit facility which is included in other current liabilities on the consolidated balance sheet.

(10) COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2014, are as follows:

	Operating Leases	Stadium Obligation	Capital Lease Obligations	Purchase Obligations	Convertible Notes Interest & Principal	Total
	(In thousands)
For the fiscal years ended July 31:
2015	17,702	1,600	168	44,564	5,002	69,036
2016	13,297	—	167	—	5,250	18,714
2017	7,719	—	204	—	5,250	13,173
2018	4,947	—	—	—	5,250	10,197
2019	3,536	—	—	—	105,250	108,786
Thereafter	7,514	—	—	—	—	7,514

	54,715	1,600	539	44,564	126,002	227,420

Total rent and equipment lease expense charged to continuing operations was $21.3 million, $25.2 million and $26.5 million for the fiscal years ended July 31, 2014, 2013, and 2012, respectively.

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

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2014, the Company had no recorded liabilities with respect to these arrangements.

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. On March 26, 2014, following a November 8, 2013 hearing, the Court denied the Company’s motion to dismiss, and, on May 26, 2014, the Company answered the Amended Complaint. In October 2014, the parties agreed to a stipulation for a proposed $4 million class settlement to be covered by insurance proceeds, subject to Court approval. The settlement will be presented for preliminary approval at a hearing to be scheduled by the Court.

(11) DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of its employees in its Netherlands facility, one defined benefit pension plan covering certain of its employees in its Taiwan facility and one unfunded defined benefit pension plan covering certain of its employees in Japan. Pension costs are actuarially determined.

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2014	2013
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$20,095	$17,159
Service cost	521	644
Interest cost	743	728
Actuarial (gain) loss	5,291	2,564
Employee contributions	182	296
Amendments	(187)	—
Benefits and administrative expenses paid	(445)	(260)
Adjustments	310	—
Effect of curtailment	(371)	(2,258)
Currency translation	187	1,222

Benefit obligation at end of year	26,326	20,095

Change in plan assets
Fair value of plan assets at beginning of year	16,498	14,151
Actual return on plan assets	5,316	172
Employee contributions	175	296
Employer contributions	844	1,079
Benefits and administrative expenses paid	(445)	(260)
Currency translation	155	1,060

Fair value of plan assets at end of year	22,543	16,498

Funded status
Assets	—	—
Current liability	—	(1)
Noncurrent liability	(3,783)	(3,596)

Net amount recognized in statement of financial position as a noncurrent asset (liability)	$(3,783)	$(3,597)

The accumulated benefit obligation was approximately $22.5 million and $17.3 million at July 31, 2014, and 2013, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2014	2013
	(In thousands)
Projected benefit obligation	$24,352	$18,664
Accumulated benefit obligation	$21,675	$16,454
Fair value of plan assets	$21,425	$15,423

Components of net periodic pension cost were as follows:

	Years Ended
	July 31,
	2014	2013	2012
	(In thousands)
Service cost	$521	$644	$368
Interest costs	743	728	589
Expected return on plan assets	(577)	(538)	(473)
Amortization of net actuarial (gain) loss	62	38	(88)
Curtailment gain	—	(504)	—

Net periodic pension costs	$749	$368	$396

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal year 2015 is approximately $0.1 million related to amortization of a net actuarial loss and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	July 31,
	2014	2013	2012
Discount rate	2.95%	3.61%	3.95%
Rate of compensation increase	2.05%	2.07%	2.12%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Years Ended July 31,
	2014	2013	2012
Discount rate	3.73%	4.13%	5.50%
Expected long-term rate of return on plan assets	3.54%	3.43%	3.34%
Rate of compensation increase	2.01%	2.05%	2.00%

The discount rate reflects our best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as per July 31, 2015 for the appropriate duration of the plan.

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

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal year 2023. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plan are expected to be approximately $0.9 million in fiscal year 2015.

Pension
Benefit
Payments
(in thousands)
For the fiscal years ended July 31:
2015	102
2016	123
2017	164
2018	185
2019	214
Next 5 years	1,588

The current target allocations for plan assets are 100% for debt securities. The market value of plan assets using Level 2 inputs is approximately $22.5 million.

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

(12) OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Years Ended
	July 31,
	2014	2013	2012
	(In thousands)
Derecognition of accrued pricing liabilities	$—	$—	$11,811
Foreign currency exchange gain (losses)	(480)	(2,050)	2,948
Gain on disposal of assets	475	97	—
Other, net	(45)	(689)	(369)

	$(50)	$(2,642)	$14,390

During the fiscal years ended July 31, 2012 the Company recorded gains from the derecognition of accrued pricing liabilities of $11.8 million (see Note (8)). The Company recorded foreign exchange gains (losses) of $0.5 million, $(2.1) million and $2.9 million during the fiscal year ended July 31, 2014, 2013, and 2012, respectively. These net gains and losses related primarily to realized and unrealized gains losses from foreign currency exposures and settled transactions in the Americas, Asia and Europe.

(13) SHARE-BASED PAYMENTS

Stock Option Plans

During the fiscal year ended July 31, 2014, the Company had outstanding awards for stock options under five plans: the 2010 Incentive Award Plan (the “2010 Plan”), the 2005 Non-Employee Director Plan (the “2005

Plan”), the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (the “2002 Plan”), and the 2000 Stock Incentive Plan (the “2000 Plan”). Options granted under the 2010 Plan, 2004 Plan, 2002 Plan and the 2000 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. The Company may also grant awards other than stock options under the 2010 Plan.

Options granted under the 2005 plan are exercisable in equal monthly installments over three years, and have a term of ten years. As of December 2010, no additional grants may be issued under this plan. Stock options granted under all other plans have contractual terms of seven years.

During the fiscal year ended July 31, 2013 the Company issued to certain officers options that vest based on market conditions, specifically, the performance of the Company’s stock (the “Market Options”). The Market Options have a seven-year term and vest and become exercisable as to 20% of the total number of shares subject to the Market Option on each of the first five anniversaries of the grant date, subject to a minimum average share price being achieved as of each such vesting date (the “Price Performance Threshold”), which shall be (i) 1.5 times the exercise price, (ii) 2 times the exercise price, (iii) 2.5 times the exercise price, (iv) 3 times the exercise price and (v) 3.5 times the exercise price, respectively. If the specified minimum average share price for the applicable anniversary date is not achieved, 20% of the total number of shares subject to the Market Option shall not vest and become exercisable but may vest on the subsequent anniversary date if the minimum average share price related to the earlier anniversary date is achieved or exceeded on the subsequent anniversary date.

During the fiscal year ended July 31, 2014 the Company granted to certain officers contingently issuable restricted stock awards that will only be granted to the extent that the Company achieves a certain Adjusted EBITDA metric as defined in the award plan (the “Performance Shares”). The Performance Shares have a seven-year term and, if awarded, vest and become exercisable as to 33.3% of the total number of shares subject to the Performance Shares on each of the first three anniversaries of the grant date.

Under the 2010 Plan, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the issuance of (i) 5,000,000 shares of common stock of the Company plus (ii) the number of shares subject to outstanding awards under the Company’s 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Prior Plans”) that expire or are forfeited following December 8, 2010, the effective date of the 2010 Plan. As of December 8, 2010, the Company ceased making any further awards under its Prior Plans. As of December 8, 2010, the effective date of the 2010 Plan, there were an additional 2,922,258 shares of Common Stock underlying equity awards issued under the Company’s Prior Plans. This amount represents the maximum number of additional shares that may be added to the 2010 Plan should these awards expire or be forfeited subsequent to December 8, 2010. Any awards that were outstanding under the Prior Plans as of the effective date continued to be subject to the terms and conditions of such Prior Plan. As of July 31, 2014, 3,743,904 shares were available for future issuance under the 2010 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan, (the “ESPP”) under which an aggregate of 600,000 shares of the Company’s stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2014, 2013, and 2012, the Company issued approximately 18,000, 12,000 and 23,000, shares, respectively, under the ESPP. Approximately 192,000 shares are available for future issuance as of July 31, 2014.

Stock Option Valuation and Expense Information

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2014, 2013, and 2012:

	Years Ended July 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$434	$263	$344
Selling, general and administrative	1,820	2,045	2,646

	$2,254	$2,308	$2,990

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2014, 2013, and 2012 was $1.89, $1.56 and $1.98, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Years Ended July 31,
	2014	2013	2012
Expected volatility	57.32%	60.53%	59.56%
Risk-free interest rate	1.16%	0.78%	0.84%
Expected term (in years)	4.41	4.60	4.66
Expected dividend yield	0.00%	0.00%	0.00%

The volatility assumption for fiscal years 2014, 2013 and 2012 is based on the weighted-average of the historical volatility of the Company’s common shares for a period equal to the expected term of the stock option awards.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended July 31, 2014, 2013, and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options

A summary of option activity for the fiscal year ended July 31, 2014 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years )	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2013	3,437	$5.28
Granted	968	4.19
Exercised	(337)	3.42
Forfeited or expired	(1,124)	6.52

Stock options outstanding, July 31, 2014	2,944	4.66	5.21	$532

Stock options exercisable, July 31, 2014	947	$6.55	3.83	$143

As of July 31, 2014, unrecognized share-based compensation related to stock options was approximately $2.3 million. This cost is expected to be expensed over a weighted average period of 2.8 years. The aggregate intrinsic value of options exercised during the fiscal year ended July 31, 2014 was $0.2 million. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2013, and 2012 was immaterial.

As of July 31, 2014, there were 2.8 million stock options that were vested and expected to vest in the future with a weighted- average remaining contractual term of 5.17 years. The aggregate intrinsic value of these awards is $0.5 million.

Nonvested Stock

Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2014, 2013, and 2012 was $0.7 million, $1.1 million and $1.6 million, respectively.

A summary of the activity of our nonvested stock for the fiscal year ended July 31, 2014, is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(share amounts in thousands)
Nonvested stock outstanding, July 31, 2013	149	$3.94
Granted	184	3.05
Vested	(85)	4.18
Forfeited	(9)	4.20

Nonvested stock outstanding, July 31, 2014	239	$3.16

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2014, 2013, and 2012 was approximately $0.3 million, $2.2 million and $2.1 million, respectively. As of July 31, 2014, there was approximately $1.0 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 2.5 years.

(14) INCOME TAXES

The components of loss from continuing operations before provision for income taxes are as follows:

	Years Ended July 31,
	2014	2013	2012
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(21,437)	$(41,257)	$(26,794)
Foreign	9,891	7,321	3,466

Total loss from continuing operations before income taxes	$(11,546)	$(33,936)	$(23,328)

The components of income tax expense have been recorded in the Company’s consolidated financial statements as follows:

	Years Ended July 31,
	2014	2013	2012
	(in thousands)
Income tax expense from continuing operations	$4,682	$3,779	$3,035

Total income tax expense	$4,682	$3,779	$3,035

The components of income tax expense from continuing operations consist of the following:

	July 31,
	2014	2013	2012
	(in thousands)
Current provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	4,916	4,307	2,632

	4,916	4,307	2,632

Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	(234)	(528)	403

	(234)	(528)	403

Total tax provision	$4,682	$3,779	$3,035

Deferred income tax assets and liabilities have been classified on the Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. As of July 31, 2014, the Company recorded a current deferred tax asset of $1.3 million, a non-current deferred tax asset of $2.9 million and a non-current deferred tax liability of $1.2 million in other current assets, other assets and Other long-term liabilities, respectively. As of July 31, 2013, the Company recorded a current deferred tax asset of $1.1 million, non-current deferred tax assets of $2.2 million and a non-current deferred tax liability of $0.4 million in other current assets, other assets and other long-term liabilities, respectively. The components of deferred tax assets and liabilities are as follows:

	July 31, 2014			July 31, 2013
	Current	Non-current	Total	Current	Non-current	Total
	(In thousands)			(In thousands)
Deferred tax assets:
Accruals and reserves	9,634	4,981	14,615	9,304	6,409	15,713
Tax basis in excess of financial basis for intangible and fixed assets	—	17,251	17,251	—	15,413	15,413
Tax basis in excess of financial basis of investments in affiliates	—	9,699	9,699	—	8,002	8,002
Net operating loss and capital loss carry forwards	—	747,038	747,038	—	749,501	749,501

Total gross deferred tax assets	9,634	778,969	788,603	9,304	779,325	788,629
Less: valuation allowance	(8,364)	(749,961)	(758,325)	(8,159)	(758,199)	(766,358)

Net deferred tax assets	1,270	29,008	30,278	1,145	21,126	22,271

Deferred tax liabilities:
Accruals and reserves	(31)	—	(31)	(39)	—	(39)
Financial basis in excess of tax basis for intangible and fixed assets	—	(1,210)	(1,210)	—	(1,343)	(1,343)
Convertible Debt	—	(11,302)	(11,302)	—	—	—
Undistributed accumulated earnings of foreign subsidiaries	—	(14,680)	(14,680)	—	(18,010)	(18,010)

Total gross deferred tax liabilities	(31)	(27,192)	(27,223)	(39)	(19,353)	(19,392)

Net deferred tax asset (liability)	1,239	1,816	3,055	1,106	1,773	2,879

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2014 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(742,864)
Additional paid in capital	(15,461)

$(758,325)

The net change in the total valuation allowance for the fiscal year ended July 31, 2014 was a decrease of approximately $8.0 million. This decrease is primarily due to a decrease in the U.S. valuation allowance due to the utilization of net operating losses. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2013 was an increase of approximately $9.7 million.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $459.7 million, respectively, at July 31, 2014. The federal net operating losses will expire from fiscal year 2021 through 2033 and the state net operating losses will expire from fiscal year 2014 through 2033. The Company has a foreign net operating loss carryforward of approximately $72.2 million, of which $54.7 million has an indefinite carryforward period. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $16.3 million and $16.3 million, respectively. The federal and state capital losses will expire in fiscal year 2015 and 2016, respectively.

The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $52.0 million at July 31, 2014, of which approximately $10.1 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently undistributed earnings is estimated at $13.3 million. The Company has recorded a deferred tax liability of $14.7 million on the remaining $41.9 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Years Ended July 31,
	2014	2013	2012
		(In thousands)
Computed “expected” income tax expense (benefit)	$(3,907)	$(12,443)	$(12,447)
Increase (decrease) in income tax expense resulting from:
Losses not benefited	3,282	13,413	11,112
Foreign dividends	5,737	2,956	3,298
Foreign tax rate differential	(750)	(316)	1,133
Capitalized costs	(54)	100	179
Nondeductible expenses	(49)	254	355
Foreign withholding taxes	423	218	542
Reversal of uncertain tax position reserves	—	(403)	(1,137)

Actual income tax expense	$4,682	$3,779	$3,035

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2014, 2013, and 2012, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $1.1 million, $1.0 million and $1.3 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2010 through July 31, 2014. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2013 tax years remain subject to examination in most locations while the Company’s 2002 through 2013 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Years Ended July 31,
	2014	2013	2012
		(In thousands)
Balance as of beginning of year	$1,015	$1,230	$2,273
Additions for current year tax positions	13	79	73
Additions for prior year tax positions	—	—	564
Currency translation	—	33	—
Reductions for lapses in statute of limitations	—	(212)	(1,680)
Reductions of prior year tax positions	—	(115)	—

Balance as of end of year	$1,028	$1,015	$1,230

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the fiscal year ended July 31, 2014, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2014, 2013, and 2012, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $48,000, $10,000 and $78,000, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that any unrecognized tax benefits will reverse in the next twelve months.

(15) ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total

		(In thousands)
Accumulated other comprehensive income at July 31, 2013	$15,759	$(2,066)	$20	$13,713
Foreign currency translation adjustment	74	—	—	74
Net unrealized holding gain on securities, net of tax	—	—	15	15
Pension liability adjustments, net of tax	—	166	—	166

Net current-period other comprehensive income	74	166	15	255

Accumulated other comprehensive income at July 31, 2014	$15,833	$(1,900)	$35	$13,968

In each of the fiscal years ended July 31, 2014, 2013, and 2012, the Company recorded an immaterial amount in taxes related to other comprehensive income.

(16) STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2014	2013	2012
		(In thousands)
Cash paid for interest	$33	$30	$26
Cash paid for income taxes	$3,838	$4,632	$3,538

Cash paid for taxes can be higher than income tax expense as shown on the Company’s consolidated statements of operations due to prepayments made in certain jurisdictions as well as to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-cash Activities

Non-cash financing activities during the fiscal years ended July 31, 2014, 2013, and 2012 included the issuance of approximately 0.2 million, 0.3 million and 0.2 million shares, respectively, of nonvested common stock, valued at approximately $1.0 million, $0.8 million and $1.1 million, respectively, to certain employees of the Company.

Non-cash investing activities during the fiscal year ended July 31, 2014 included unsettled trades associated with the acquisition of $12.9 million in 4.0625% convertible debentures of a publicly traded entity and $9.4 million in common stock of a publicly traded entity.

(17) STOCKHOLDERS’ EQUITY

Preferred Stock

Our board of directors has the authority, subject to any limitations prescribed by Delaware law, to issue shares of preferred stock in one or more series and to fix and determine the designation, privileges, preferences and rights and the qualifications, limitations and restrictions of those shares, including dividend rights, conversion rights, voting rights, redemption rights, terms of sinking funds, liquidation preferences and the number of shares constituting any series or the designation of the series, without any further vote or action by the stockholders. Any shares of our preferred stock so issued may have priority over our common stock with respect to dividend, liquidation and other rights. Our board of directors may authorize the issuance of preferred stock with voting rights or conversion features that could adversely affect the voting power or other rights of the holders of our common stock. Although the issuance of preferred stock could provide us with flexibility in connection with possible acquisitions and other corporate purposes, under some circumstances, it could have the effect of delaying, deferring or preventing a change of control.

Common Stock

Each holder of our common stock is entitled to:

•	one vote per share on all matters submitted to a vote of the stockholders, subject to the rights of any preferred stock that may be outstanding;

•	dividends as may be declared by our board of directors out of funds legally available for that purpose, subject to the rights of any preferred stock that may be outstanding; and

•	a pro rata share in any distribution of our assets after payment or providing for the payment of liabilities and the liquidation preference of any outstanding preferred stock in the event of liquidation.

Holders of our common stock have no cumulative voting rights, redemption rights or preemptive rights to purchase or subscribe for any shares of our common stock or other securities. All of the outstanding shares of common stock are fully paid and nonassessable. The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any existing series of preferred stock and any series of preferred stock that we may designate and issue in the future. There are no redemption or sinking fund provisions applicable to our common stock.

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

(18) DISCONTINUED OPERATIONS AND DIVESTITURES

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

Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2014	2013	2012
	(in thousands)
Results of operations:
Net revenue	$—	$4,592	$25,944
Other gains (losses), net	80	582	627
Total expenses	—	(6,199)	(37,071)

Income (loss) from discontinued operations	$80	$(1,025)	$(10,500)

	July 31,
	2014	2013
	(in thousands)
Financial position:
Current liabilities	$—	$(610)
Non-current liabilities	—	—

Net liabilities of discontinued operations	$—	$(610)

(19) FAIR VALUE MEASUREMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s financial assets measured at fair value on a recurring basis as of July 31, 2014 and July 31, 2013, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2014	Level 1	Level 2	Level 3
Marketable equity securities	9,856	9,856	—	—
Marketable corporate bonds	12,937	12,937	—	—
Money market funds	150,626	150,626	—	—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2013	Level 1	Level 2	Level 3
Marketable equity securities	—	—	—	—
Marketable corporate bonds	—	—	—	—
Money market funds	—	—	—	—

There were no transfers between Levels 1, 2 or 3 during any of the periods presented.

When available, quoted prices were used to determine fair value. When quoted prices in active markets were available, investments were classified within Level 1 of the fair value hierarchy. When quoted prices in active markets were not available, fair values were determined using pricing models, and the inputs to those pricing models were based on observable market inputs. The inputs to the pricing models were typically benchmark yields, reported trades, broker-dealer quotes, issuer spreads and benchmark securities, among others.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the years ended July 31, 2014 and July 31, 2013, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were the Company’s @Ventures investments, goodwill and certain assets subject to long-lived asset impairment.

The Company reviews the carrying amounts of these assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company also performs an impairment evaluation of goodwill on an annual basis. An impairment loss is recognized when the carrying amount of the asset group or reporting unit is not recoverable and exceeds its fair value. The Company estimated the fair values of assets subject to impairment based on the Company’s own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available. The Company uses the income approach when determining the fair value of its reporting units.

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature. Included in trading securities in the accompanying balance sheet are marketable equity securities and marketable corporate bonds. These instruments are valued at quoted market prices in active markets. Included in cash and cash equivalents in the accompanying balance sheet are money market funds. These are valued at quoted market prices in active markets.

(20) SEGMENT INFORMATION

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Years Ended July 31,
	2014	2013	2012
	(In thousands)
Net revenue:
Americas	$299,026	$268,490	$249,940
Asia	176,592	212,963	218,880
Europe	209,550	237,222	211,319
All Other	38,232	35,829	33,808

	$723,400	$754,504	$713,947

Operating income (loss):
Americas	$9,456	$(230)	$(14,108)
Asia	17,335	22,841	21,450
Europe	(12,319)	(22,091)	(15,718)
All Other	(249)	349	634

Total Segment operating income (loss)	14,223	869	(7,742)
Corporate-level activity	(19,672)	(29,101)	(27,119)

Total operating loss	(5,449)	(28,232)	(34,861)

Total other income (expense)	(6,097)	(5,704)	11,533

Loss from continuing operations before income taxes	$(11,546)	$(33,936)	$(23,328)

	July 31,	July 31,
	2014	2013
	(In thousands)
Total assets:
Americas	$73,254	$65,790
Asia	78,749	93,547
Europe	81,327	97,524
All Other	14,221	17,369

Sub-total—segment assets	247,551	274,230
Corporate	204,095	69,466

	$451,646	$343,696

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Years Ended July 31,
	2014	2013	2012
	(In thousands)
Supply chain services	$635,503	$676,709	$646,564
Aftermarket services	49,665	41,966	33,575
e-Business services	38,232	35,829	33,808

	$723,400	$754,504	$713,947

As of July 31, 2014, approximately $19.3 million, $4.4 million and $4.7 million of the Company’s long-lived assets were located in the U.S.A., Singapore and Ireland, respectively. As of July 31, 2013, approximately $21.8 million, $5.2 million and $5.0 million of the Company’s long-lived assets were located in the U.S.A., Singapore and Ireland, respectively. For the fiscal year ended July 31, 2014, the Company’s net revenues within

U.S.A., China, Netherlands and Czech Republic were $297.3 million, $131.3 million, $101.9 million and $91.9 million, respectively. For the fiscal year ended July 31, 2013, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $277.4 million, $147.3 million, $91.8 million and $97.9 million, respectively. For the fiscal year ended July 31, 2012, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $282.1 million, $141.9 million, $106.5 million and $60.4 million, respectively

(21) SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2014 and 2013. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Years Ended				Years Ended
	Oct. 31, ‘13	Jan. 31, ‘14	Apr. 30, ‘14	Jul. 31, ‘14	Oct. 31, ‘12	Jan. 31, ‘13	Apr. 30, ‘13	Jul. 31, ‘13
	(In thousands, except per share data)				(In thousands, except per share data)
Net revenue	$191,415	$194,011	$173,274	$164,700	$197,051	$203,436	$173,016	$181,001
Cost of revenue	169,420	171,431	157,575	150,249	178,427	183,158	157,641	160,908

Gross profit	21,995	22,580	15,699	14,451	18,624	20,278	15,375	20,093
Total operating expenses	19,374	21,345	20,837	18,618	25,895	28,804	22,135	25,768

Operating income (loss)	2,621	1,235	(5,138)	(4,167)	(7,271)	(8,526)	(6,760)	(5,675)
Total other income (expense)	(812)	581	(3,640)	(2,226)	(1,340)	(2,491)	(677)	(1,196)
Income tax expense (benefit)	1,137	753	700	2,092	909	674	392	1,804
Equity in losses of affiliates, net of tax	(134)	—	—	—	(311)	(726)	(418)	(160)

Income (loss) from continuing operations	538	1,063	(9,478)	(8,485)	(9,831)	(12,417)	(8,247)	(8,835)
Income (Loss) from discontinued operations	79	1	—	—	(827)	(133)	(59)	(6)

Net income (loss)	$617	$1,064	$(9,478)	$(8,485)	$(10,658)	$(12,550)	$(8,306)	$(8,841)

Basic and diluted earnings -loss) per share:
Income (loss) from continuing operations	$0.01	$0.02	$(0.18)	$(0.16)	$(0.22)	$(0.29)	$(0.17)	$(0.17)
Income (loss) from discontinued operations	—	—	—	—	(0.02)	—	—	—

Net income (loss)	$0.01	$0.02	$(0.18)	$(0.16)	$(0.24)	$(0.29)	$(0.17)	$(0.17)

ITEM 9.— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of July 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that, as of July 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of July 31, 2014. Please see their report included in this Item 9A below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ModusLink Global Solutions, Inc.

Waltham, Massachusetts

We have audited ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ModusLink Global Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ModusLink Global Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ModusLink Global Solutions, Inc. as of July 31, 2014 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended and our report dated October 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2014

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

Equity Compensation Plan Information as of July 31, 2014

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2014:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,685,135	$4.25	3,743,904	(1)
Equity compensation plans not approved by security holders(2)	258,997	$8.89	—

Total	2,944,132	$4.66	3,743,904

(1)	Includes approximately 192,964 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.
(2)	In March 2002, the Board of Directors adopted the 2002 Non-officer Employee Stock Incentive Plan (the “2002 Plan”), which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company’s or its subsidiaries’ employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: October 14, 2014	By:	/s/ JOHN J. BOUCHER
John J. Boucher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/s/ JOHN J. BOUCHER John J. Boucher	President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH B. SHERK Joseph B. Sherk	Principal Financial and Accounting Officer

/s/ ANTHONY BERGAMO Anthony Bergamo	Director

/s/ JEFFREY J. FENTON Jeffrey J. Fenton	Director

/s/ GLEN M. KASSAN Glen M. Kassan	Director

/s/ PHILIP E. LENGYEL Philip E. Lengyel	Director

/s/ WARREN G. LICHTENSTEIN Warren G. Lichtenstein	Chairman of the Board and Director

/s/ JEFFREY S. WALD Jeffrey S. Wald	Director

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

3.3	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

3.4	Fourth Amended and Restated Bylaws of ModusLink Global Solutions, Inc., as currently in effect, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (File No. 001-35319).

3.5	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013 (File No. 001-35319).

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008 (File No. 000-23262).

4.2	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

4.3	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.4	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.5	Amendment No. 1, dated as of February 11, 2013 to Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001- 35319).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amendment No. 2 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008
(File No. 000-23262).

10.4*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001 (File No. 000-23262).

10.5*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.6*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.7*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on
October 23, 2009 (File No. 000-23262).

10.8*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.9*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.10*	Amendment No. 2 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.11*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended
April 30, 2002 (File No. 000-23262).

10.12*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.13*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007
(File No. 000-23262).

10.14*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.15*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8- K dated September 7, 2005 (File No. 000-23262).

10.16*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.17*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.18*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005 (File No. 000-23262).

10.19*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.20*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (File No. 000-23262).

10.21*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 (File No. 000-23262).

10.22*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.23*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed on November 2, 2004 (File No. 000-23262).

10.24*	Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.25*	Amendment No. 2 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008
(File No. 000-23262).

10.26*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 26, 2010 (File No. 000-23262).

10.27*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.28*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000- 23262).

10.29*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.30*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.31*	ModusLink Global Solutions, Inc. Third Amended and Restated Director Compensation Plan, dated as of November 23, 2011, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.32*	Separation Agreement, dated June 11, 2012, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001- 35319).

10.33*	Indemnification Agreement, dated as of August 23, 2004, by and between the Registrant and Joseph C. Lawler is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated August 23, 2004 (File No. 000-23262).

10.34*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.35*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.36*	Second Amendment to Executive Retention Agreement, dated September 28, 2010, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.37*	Third Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.38*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.39*	Changes in Compensation and Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.40*	Employment Offer Letter from the Registrant to Joseph B. Sherk, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.41*	Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Joseph B. Sherk is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.42*	Form of Executive Severance Agreement between the Registrant and Joseph B. Sherk and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.43*	Amendment to Executive Severance Agreement between the Registrant and Joseph B. Sherk, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.44*	Second Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Joseph B. Sherk is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.45*	Amendment to Executive Severance Agreement between the Registrant and David J. Riley, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.46*	Separation Agreement, dated June 11, 2012, by and between the Registrant and William R. McLennan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.47*	Executive Severance Agreement, dated December 12, 2011, by and between the Registrant and Thomas Nightingale is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.48*	Offer Letter, dated August 1, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.49*	Executive Severance Agreement, dated August 29, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.50*	First Amendment to Executive Severance Agreement, dated July 30, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
(File No. 001-35319).

10.51*	Retention Bonus Letter Agreement, dated July 19, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.52*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.53*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009
(File No. 000-23262).

10.54	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.55	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended
April 30, 2011 (File No. 000-23262).

10.56	Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National Association is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012
(File No. 001-35319).

10.57	Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement, dated as of August 16, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2012
(File No. 001-35319).

10.58	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.59	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.60	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010
(File No. 000-23262).

10.61	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010
(File No. 000-23262).

10.62	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.63	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.64	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.65	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.66	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.67	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.68	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.69	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.70	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.71	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.72	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004, is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10- K for the fiscal year ended July 31, 2004
(File No. 000-23262).

10.73	Amendment to Amended and Restated Limited Liability Company Agreement of CMGI@Ventures IV, LLC, dated as of December 29, 2008, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009
(File No. 000-23262).

10.74	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.75	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10- K for the fiscal year ended July 31, 2006
(File No. 000-23262).

10.76	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.77*	The Registrant’s FY2012 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011
(File No. 000-23262).

10.78*	Summary of the Registrant’s FY2012 Performance-Based Restricted Stock Bonus Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated
September 21, 2011 (File No. 000- 23262).

10.79	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005
(File No. 000-23262).

10.80	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000- 23262).

10.81	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.82	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended
July 31, 2005 (File No. 000-23262).

10.83	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended
July 31, 2005 (File No. 000-23262).

10.84	Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.85	Guaranty and Security Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012
(File No. 001-35319).

10.86*	Offer Letter, dated as of January 13, 2013, from ModusLink Global Solutions, Inc. to John J. Boucher is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35319).

10.87*	Transition Agreement, dated as of January 25, 2013, by and between ModusLink Global Solutions, Inc. and Thomas Nightingale is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.88*	Executive Severance Agreement, dated as of January 28, 2013, by and between ModusLink Global Solutions, Inc. and John J. Boucher is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.89	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.90	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013
(File No. 001-35319).

10.91*	Consulting Agreement, dated February 11, 2013, between Edward E. Lucente and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.92*	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.93*	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.94*	Offer Letter from ModusLink Global Solutions, Inc. to Alan Cormier entered into December 20, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2013 (File No. 001-35319).

10.95*	Executive Severance Agreement by and between ModusLink Global Solutions, Inc. and Alan Cormier, dated as of December 23, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.96	First Amendment to Credit Agreement, dated as of December 18, 2013, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014 (File No. 001-35319).

10.97	Indenture, dated as of March 18, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.98	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.99	Second Amendment to Credit Agreement, dated as of March 13, 2014, between the Registrant, ModusLink Corporation, and ModusLink PTS, Inc., the financial institutions identified on the signature pages thereto as lenders, and Wells Fargo Bank, National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.100	Third Amendment to Credit Agreement, dated as of March 26, 2014, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014 (File No. 001-35319).

10.101	Credit Agreement by and among ModusLink Corporation and ModusLink PTS, Inc., certain subsidiaries thereof, and PNC Bank, National Association, dated as of June 30, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014 (File No. 001-35319).

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Condensed Consolidated Balance Sheets as of July 31, 2014, (ii) Audited Condensed Consolidated Statements of Operations for the Twelve Months ended July 31, 2014, (iii) Audited Condensed Consolidated Statements of Cash Flows for the Twelve Months ended July 31, 2014 and (iv) Notes to Audited Condensed Consolidated Financial Statements.**

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.