Form 10-Q
period 2014-10-31
ModusLink Global Solutions Inc
filed 2014-12-10
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

As of November 30, 2014, there were 52,115,711 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	October 31, 2014	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$104,308	$183,515
Trading securities	72,097	22,793
Accounts receivable, trade, net of allowance for doubtful accounts of $61 and $63 at October 31, 2014 and July 31, 2014, respectively	157,436	123,948
Inventories	54,196	65,269
Prepaid expenses and other current assets	19,759	10,243

Total current assets	407,796	405,768
Property and equipment, net	23,539	25,126
Investments in affiliates	7,199	7,172
Goodwill	3,058	3,058
Other intangible assets, net	399	667
Other assets	8,809	9,855

Total assets	$450,800	$451,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,289	$105,045
Accrued restructuring	2,025	2,246
Accrued expenses	38,940	39,544
Other current liabilities	54,680	51,759

Total current liabilities	198,934	198,594

Long-term portion of accrued restructuring	—	39
Notes payable	74,443	73,391
Other long-term liabilities	8,167	8,004

Long-term liabilities	82,610	81,434

Total liabilities	281,544	280,028

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at October 31, 2014 and July 31, 2014	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 52,105,338 issued and outstanding shares at October 31, 2014; 52,100,763 issued and outstanding shares at July 31, 2014	521	521
Additional paid-in capital	7,450,964	7,450,541
Accumulated deficit	(7,293,190)	(7,293,412)
Accumulated other comprehensive income	10,961	13,968

Total stockholders’ equity	169,256	171,618

Total liabilities and stockholders’ equity	$450,800	$451,646

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended October 31,
	2014	2013
Net revenue	$187,444	$191,415
Cost of revenue	168,606	169,420

Gross profit	18,838	21,995

Operating expenses
Selling, general and administrative	15,522	18,115
Amortization of intangible assets	268	280
Restructuring, net	1,901	979

Total operating expenses	17,691	19,374

Operating income	1,147	2,621

Other income (expense):
Interest income	64	102
Interest expense	(2,667)	(213)
Other gains (losses), net	2,827	(701)

Total other income (expense)	224	(812)

Income from continuing operations before income taxes	1,371	1,809
Income tax expense	1,157	1,137
Equity in (gains) losses of affiliates, net of tax	(8)	134

Income from continuing operations	222	538
Discontinued operations, net of income taxes:
Income from discontinued operations	—	79

Net Income	$222	$617

Basic net income per share:
Income from continuing operations	$0.00	$0.01
Income from discontinued operations	0.00	0.00

Net Income	$0.00	$0.01

Diluted net income per share:
Income from continuing operations	$0.00	$0.01
Income from discontinued operations	0.00	0.00

Net Income	$0.00	$0.01

Weighted average common shares used in:
Basic earnings per share	51,875	51,438
Diluted earnings per share	52,004	51,493

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended October 31,
	2014	2013
Net Income	$222	$617

Other comprehensive income:
Foreign currency translation adjustment	(2,639)	2,079
Pension liability adjustments, net of tax	(361)	—
Net unrealized holding loss on securities, net of tax	(7)	(6)

Other comprehensive income (loss)	(3,007)	2,073

Comprehensive income (loss)	$(2,785)	$2,690

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended October 31,
	2014	2013
Cash flows from operating activities of continuing operations:
Net income	$222	$617
Income from discontinued operations	—	79

Income from continuing operations	222	538
Adjustments to reconcile income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	2,810	3,474
Amortization of intangible assets	268	280
Amortization of deferred financing costs	122	118
Accretion of debt discount	1,027	—
Share-based compensation	409	512
Non-operating (gains) losses, net	(2,827)	701
Equity in (gains) losses of affiliates and impairments	(8)	134
Changes in operating assets and liabilities:
Trade accounts receivable, net	(36,287)	(17,979)
Inventories	9,392	(18,680)
Prepaid expenses and other current assets	(12,198)	(364)
Accounts payable, accrued restructuring and accrued expenses	(1,167)	20,063
Refundable and accrued income taxes, net	1,525	1,221
Other assets and liabilities	13,097	453

Net cash used in operating activities of continuing operations	(23,615)	(9,529)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(1,865)	(974)
Purchase of trading securities	(69,221)	—
Investments in affiliates	(27)	—
Proceeds from investments in affiliates	8	—

Net cash used in investing activities of continuing operations	(71,105)	(974)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(34)	(22)
Proceeds from revolving line of credit	21,265	—
Repayments of revolving line of credit	(4,453)	—
Proceeds from issuance of common stock	14	—
Repurchase of common stock	—	(131)

Net cash provided by (used in) financing activities of continuing operations	16,792	(153)

Cash flows from discontinued operations:
Operating cash flows	—	(579)

Net cash used in discontinued operations	—	(579)

Net effect of exchange rate changes on cash and cash equivalents	(1,279)	872

Net decrease in cash and cash equivalents	(79,207)	(10,363)
Cash and cash equivalents at beginning of period	183,515	77,916

Cash and cash equivalents at end of period	$104,308	$67,553

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) NATURE OF OPERATIONS

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company”), through its wholly-owned subsidiaries, ModusLink Corporation (“ModusLink”) and ModusLink PTS, Inc. (“ModusLink PTS”), executes comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, medical devices, software, and retail. The Company’s operations are supported by a global footprint that includes more than 25 sites across North America, Europe and the Asia Pacific region.

The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2014, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2014. The results for the three months ended October 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended October 31, 2014, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU defines a discontinued operation as a component or group of components that is disposed of or meets the criteria as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU requires additional disclosures about discontinued operations and new disclosures for components of an entity that are held for sale or disposed of and are individually significant but do not qualify for presentation as a discontinued operation. The requirements are effective prospectively starting with our first quarter of fiscal year 2016, and is related to presentation only. The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods or a cumulative effect approach. The Company is evaluating the potential effects on the consolidated financial statements.

In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and event when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for the Company as of December 15, 2016. The new guidance will not have an effect on the Company’s consolidated financial statements.

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

Inventories consisted of the following:

	October 31, 2014	July 31, 2014
	(In thousands)
Raw materials	$45,655	$51,179
Work-in-process	373	910
Finished goods	8,168	13,180

	$54,196	$65,269

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

(5) INVESTMENTS

Trading securities

Near the end of the quarter ended July 31, 2014, the Company acquired $12.9 million in convertible debentures of a publicly traded entity. At this time the Company is uncertain with respect to the holding period of these securities, therefore these securities are classified as trading securities. These trading securities offer higher yields than are currently available from money market securities or other equivalent investments. As of July 31, 2014, the trades associated with these securities had not settled and, as such, the payment associated with the acquisition of these securities had not been made. The liability associated with this payment is classified under other current liabilities on our balance sheet. Additionally, near the end of the quarter ended July 31, 2014 the Company acquired $9.9 million in common stock of a publicly traded entity. As of July 31, 2014, most of the trades associated with these securities had not settled and, as such, $9.4 million of the payment associated with the acquisition of these securities had not been made. The liability associated with these payments is classified under other current liabilities on our balance sheet as of July 31, 2014. Unrealized gains and losses associated with these securities were immaterial for the fiscal year ended July 31, 2014.

During the quarter ended October 31, 2014, the Company continued its investing activities and acquired additional convertible debentures of a publicly traded entity and acquired additional common stock of a publicly traded entity. As of October 31, 2014 the Company had $72.1 million in investments in trading securities, $31.9 million of which were the publicly traded convertible debentures. The Company’s purchases of the publicly traded convertible debentures have been done on the open market. The chairman of the board of the company issuing the publicly traded convertible debentures is also the chairman of the board of ModusLink Global Solutions, Inc. The trading securities were classified within Level 1 of the fair value hierarchy.

@Ventures

The Company maintains interests in several early-stage privately held technology companies primarily through its interests in two venture capital funds which invest as “@Ventures.” These investments are generally made in connection with a round of financing with other third-party investors.

During the three months ended October 31, 2014, approximately $27 thousand was invested by the Company in privately held companies. During the three months ended October 31, 2013 no investments were made by the Company in privately held companies. At October 31, 2014 and July 31, 2014, the Company’s carrying value of investments in privately held companies was approximately $7.2 million for both periods. No impairment charges were recorded during the three months ended October 31, 2014 and 2013. During the three months ended October 31, 2014, the Company received an immaterial distribution from its investments. During the three months ended October 31, 2013, the Company did not receive any distributions from its investments.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. These adjustments are reflected in “Equity in (gains) losses of affiliates, net of tax” in the Company’s Consolidated Statements of Operations.

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

(6) GOODWILL

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s reporting units are: Americas, Asia, Europe and it’s All Other category, which primarily represents the e-Business operating segment.

The Company’s remaining goodwill of $3.1 million as of October 31, 2014 and July 31, 2014 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three months ended October 31, 2014.

(7) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	October 31, 2014	July 31, 2014
	(In thousands)

Accrued pricing liabilities	$18,882	$19,301
Unsettled trading securities liabilities	—	22,430
Line of credit facility	21,265	4,453
Other	14,533	5,575

	$54,680	$51,759

As of October 31, 2014 and July 31, 2014, the Company had accrued pricing liabilities of approximately $18.9 million and $19.3 million, respectively. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at October 31, 2014 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(8) RESTRUCTURING, NET

Restructuring and other costs for the three months ended October 31, 2014 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2015. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by August 2015.

The $1.9 million restructuring charge recorded during the three months ended October 31, 2014 primarily consisted of $0.4 million, $0.5 million and $1.0 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 93 employees in our global supply chain. The $0.9 million restructuring charge recorded during the three months ended October 31, 2013 primarily consisted of approximately $0.2 million, $0.1 million, and $0.6 million of employee-related costs in the Americas, Asia, and Europe, respectively, related to the workforce reduction of 49 employees in our global supply chain operations.

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the three months ended October 31, 2014:

	Employee Related Expenses	Contractual Obligations	Total

Accrued restructuring balance at July 31, 2014	$1,687	$598	$2,285

Restructuring charges	1,822	137	1,959
Restructuring adjustments	(3)	(55)	(58)
Cash paid	(1,816)	(227)	(2,043)
Non-cash adjustments	(79)	(39)	(118)

Accrued restructuring balance at October 31, 2014	$1,611	$414	$2,025

	Americas	Asia	Europe	All Other	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2014	$195	$274	$1,750	$66	$2,285

Restructuring charges	408	559	992	—	1,959
Restructuring adjustments	6	(54)	(10)	—	(58)
Cash paid	(217)	(528)	(1,288)	(10)	(2,043)
Non-cash adjustments	—	(7)	(111)	—	(118)

Accrued restructuring balance at October 31, 2014	$392	$244	$1,333	$56	$2,025

The net restructuring charges for the three months ended October 31, 2014 and 2013 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2014	2013
	(In thousands)

Cost of revenue	$1,882	$680
Selling, general and administrative	19	299

	$1,901	$979

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any-time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three months ended October 31, 2014.

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

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) are capitalized as a long-term asset on the Company’s balance sheet and amortized as additional interest expense over the term of the Notes. This amount has been classified as long-term as the underlying debt instrument has been classified as a long-term liability in the Company’s balance sheet. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital. The fair value of our Notes payable, calculated as of the closing price of the traded securities, was $89.2 million and $93.8 million as of October 31, 2014 and July 31, 2014, respectively. This value does not represent the settlement value of these long-term debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of October 31, 2014, the net carrying value of the Notes was $74.4 million.

October 31, 2014
(In thousands)

Carrying amount of equity component (net of allocated debt issuance costs)	$27,177

Principal amount of Notes	$100,000
Unamortized debt discount	(25,557)

Net carrying amount	$74,443

As of October 31, 2014, the remaining period over which the unamortized discount will be amortized 52 months.

Three months ended October 31, 2014
(In thousands)

Interest expense related to contractual interest coupon	$1,313
Interest expense related to accretion of the discount	1,027
Interest expense related to debt issuance costs	91

$2,431

During the three months ended October 31, 2014, we recognized interest expense of $2.4 million. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 14.04%. The notes bear interest of 5.25%.

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

On March 13, 2014, the Company entered into a Second Amendment to Credit Facility, which amended the Company’s Credit Agreement, dated as of October 31, 2012, as amended by the First Amendment to Credit Agreement dated December 18, 2013. The Amendment modified certain provisions of the Credit Agreement that would have restricted or otherwise affected the issuance of the Notes and the use of proceeds therefrom, the conversion of the Notes into common stock of the Company, and the payment of interest on the Notes. Effective as of April 16, 2014, the Company voluntarily terminated the Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of October 31, 2014.

PNC Bank Credit Facility

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively.

The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the three months ended October 31, 2014, the Company did not meet the criteria that would cause its financial covenants to be effective. As of October 31, 2014 and July 31, 2014, the Company had $21.3 million and $4.5 million outstanding on the PNC Bank credit facility, respectively, which is included in other current liabilities on the consolidated balance sheet.

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. On March 26, 2014, following a November 8, 2013 hearing, the Court denied the Company’s motion to dismiss, and, on May 26, 2014, the Company answered the Amended Complaint. In October 2014, the parties agreed to a stipulation for a proposed $4 million class settlement to be covered by insurance proceeds, subject to Court approval. On November 24, 2014, the Court entered an order preliminarily approving the proposed settlement, certification of the settlement class, and provision of notice of the settlement to the settling class. A final settlement approval hearing before the court is now scheduled for March 11, 2015. Although there can be no assurance to the ultimate outcome, the Company believes it has meritorious defense, will deny liability, and intends to defend this litigation vigorously.

On October 15, 2014, a Company shareholder commenced a purported derivative action in the Court of Chancery of the State of Delaware against the Company, entitled Mohammad Ladjevardian v. Anthony Bergamo, Jeffrey J. Fenton, Glen M. Kassan, Warren G. Lichtenstein, Jeffrey S. Wald, and Philip E. Lengyel, Steel Partners Holdings L.P., Handy & Harman Ltd.; Defendants, And ModusLink Global Solutions, Inc., Nominal Defendant, C.A. No. 10237-VCL , and Steel Partners Holdings L.P. (“Steel”) Handy &

Harman Ltd. The Plaintiff alleges that the individual Defendants breached their fiduciary duties to the Company, unjust enrichment, duty of disclosure, waste of corporate assets and aiding and abetting such breaches. On November 6, 2014, Defendants moved to dismiss the Complaint for (i) failure to make a pre-suit demand upon the Board or sufficiently plead demand futility, and (ii) failure to state a claim upon which relief may be granted. The parties stipulated that all discovery concerning claims asserted in the Complaint shall be stayed pending resolution of the Motion to Dismiss. Although there can be no assurance to the ultimate outcome, the Company believes it has meritorious defense, will deny liability, and intends to defend this litigation vigorously.

On July 18, 2014, Scott R. Crawley (“Crawley”), a former executive officer of the Company, filed a Complaint against the Company in Massachusetts Superior Court in Middlesex County (the “Court”) alleging breach of contract and wrongful termination in violation of public policy and is seeking damages pursuant to a breach of his Executive Severance Agreement. The case is currently in the discovery phase. In furtherance of the case, Crawley has demanded that ModusLink indemnify him and advance expenses for all of his costs and expenses incurred as a result of this case and has filed a Preliminary Injunction with the Court to require ModusLink to immediately pay his attorney’s fees and expenses. On December 4, 2014, ModusLink opposed Crawley’s Motion for Preliminary Injunction and the matter has been taken under advisement by the Court.

(11) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended October 31,
	2014	2013
	(In thousands)
Foreign currency exchange gain (losses)	$704	$(1,172)
Gain on disposal of assets	—	306
Other, net	2,123	165

	$2,827	$(701)

The Company recorded foreign exchange gains of approximately $0.7 million during the three months ended October 31, 2014. For the three months ended October 31, 2014, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, ($0.1 million) and $1.0 million in the Americas, Asia and Europe, respectively. The Company recorded foreign exchange losses of approximately $1.2 million during the three months ended October 31, 2013. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.7 million and $0.5 million in Europe and Asia, respectively.

During the three months ended October 31, 2014, the Company recognized $2.5 million in net non-cash gains associated with its Trading Securities. In addition to this, during the three months ended October 31, 2014, the Company recognized $0.3 million in net losses associated with short-term foreign currency contracts.

(12) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2014, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of October 31, 2014 and July 31, 2014, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.1 million and $1.0 million, respectively.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statements of Operations. As of October 31, 2014 and July 31, 2014, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2010 through July 31, 2014. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2013 tax years remain subject to examination in most locations, while the Company’s 2002 through 2013 tax years remain subject to examination in most Asia locations.

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

(13) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three months ended October 31, 2014 and 2013:

	Three Months Ended October 31,
	2014	2013
	(In thousands, except per share amounts)

Income from continuing operations	$222	$538
Income from discontinued operations	—	79

Net Income	$222	$617

Weighted average common shares outstanding	51,875	51,438
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	129	55

Weighted average number of common and potential common shares	52,004	51,493

Basic net income per common share from:
Continuing operations	$0.00	$0.01
Discontinued operations	0.00	0.00

	$0.00	$0.01

Diluted net income per common share from:
Continuing operations	$0.00	$0.01
Discontinued operations	0.00	0.00

	$0.00	$0.01

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

For the three months ended October 31, 2014 and 2013, approximately 21.1 million and 5.4 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(14) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three months ended October 31, 2014 and 2013, which was allocated as follows:

	Three Months Ended October 31,
	2014	2013
	(In thousands)

Cost of revenue	$94	$116
Selling, general and administrative	315	396

	$409	$512

At October 31, 2014, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(15) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income at July 31, 2014	$15,833	$(1,900)	$35	$13,968

Foreign currency translation adjustment	(2,639)	—	—	(2,639)
Pension liability adjustments	—	(361)	—	(361)
Net unrealized holding loss on securities	—	—	(7)	(7)

Net current-period other comprehensive income	(2,639)	(361)	(7)	(3,007)

Accumulated other comprehensive income at October 31, 2014	$13,194	$(2,261)	$28	$10,961

(16) FOREIGN CURRENCY CONTRACTS

During the quarter ended October 31, 2014, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of October 31, 2014, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $29.7 million as summarized below:

	October 31, 2014
Currency Contracts	Foreign Currency Amount	Notional Contract Value in USD
	(In thousands)

Buy CNH	134,619	$21,747
Buy CZK	79,091	3,730
Buy EUR	3,219	4,176

		$29,653

As of October 31, 2014, the fair value of the Company’s short-term foreign currency contracts was $0.3 million and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the three months ended October 31, 2014, the Company recognized $0.3 million in net losses associated with these contracts.

(17) DISCONTINUED OPERATIONS AND DIVESTITURES

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

(18) SEGMENT INFORMATION

The Company has four operating segments: Americas; Asia; Europe; and e-Business. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has three reportable segments: Americas, Asia and Europe. In addition to its three reportable segments, the Company reports an All Other category. The All Other category primarily represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, trading securities, investments in affiliates, notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended October 31,
	2014	2013

Net revenue:
Americas	$81,798	$76,575
Asia	42,955	45,390
Europe	54,415	60,616
All Other	8,276	8,834

	$187,444	$191,415

Operating income (loss):
Americas	$1,618	$3,488
Asia	3,353	5,851
Europe	(1,378)	(2,346)
All Other	161	585

Total Segment operating income (loss)	3,754	7,578
Corporate-level activity	(2,607)	(4,957)

Total operating income	1,147	2,621

Total other income (expense)	224	(812)

Income from continuing operations before income taxes	$1,371	$1,809

	October 31, 2014	July 31, 2014
	(In thousands)
Total assets:
Americas	$79,453	$73,254
Asia	88,456	78,749
Europe	79,983	81,327
All Other	27,967	14,221

Sub-total - segment assets	275,859	247,551
Corporate	174,941	204,095

	$450,800	$451,646

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended October 31,
	2014	2013

Supply chain services	$165,406	$170,150
Aftermarket services	13,762	12,431
e-Business services	8,276	8,834

	$187,444	$191,415

As of October 31, 2014, approximately $14.5 million, $4.0 million and $4.3 million of the Company’s long-lived assets were located in the U.S.A., Singapore and Ireland, respectively. As of July 31, 2014, approximately $19.3 million, $4.4 million and $4.7 million of the Company’s long-lived assets were located in the U.S.A., Singapore and Ireland, respectively.

For the three months ended October 31, 2014, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $82.0 million, $34.8 million, $25.1 million and $25.7 million, respectively. For the three months ended October 31, 2013, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $77.4 million, $32.8 million, $24.2 million and $30.6 million, respectively.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC on October 14, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by applicable securities laws and regulations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As a large portion of our revenue comes from outsourcing services provided to clients such as computer hardware manufacturers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The markets for our services are generally very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. For the three months ended October 31, 2014 and 2013, our gross margin percentage was 10.0% and 11.5% respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating facilities, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2014, sales to Hewlett-Packard accounted for approximately 29% of our net revenue while our top ten clients collectively accounted for approximately 82% of our net revenue. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the three months ended October 31, 2014, the Company reported net revenue of $187.4 million, operating income of $1.2 million, income from continuing operations before income taxes of $1.4 million and net income of $0.2 million. For the three months ended October 31, 2013, the Company reported net revenue of $191.4 million, operating income of $2.6 million, income from continuing operations before income taxes of $1.8 million and net income of $0.6 million. At October 31, 2014, we had cash and cash equivalents of $104.3 million, and working capital of $208.9 million.

Basis of Presentation

The Company has four operating segments: Americas; Asia; Europe and e-Business. The Company has three reportable segments: Americas; Asia; and Europe. In addition to its three reportable segments, the Company reports an All Other category. The All Other category represents primarily the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The Corporate-level balance sheet information includes cash and cash equivalents, trading securities, investments in affiliates, notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended October 31, 2014 compared to the three months ended October 31, 2013

Net Revenue:

	2014	As a % of Total Net Revenue	2013	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$81,798	43.6%	$76,575	40.0%	$5,223	6.8%
Asia	42,955	22.9%	45,390	23.7%	(2,435)	(5.4%)
Europe	54,415	29.0%	60,616	31.7%	(6,201)	(10.2%)
All Other	8,276	4.5%	8,834	4.6%	(558)	(6.3%)

Total	$187,444	100.0%	$191,415	100.0%	$(3,971)	(2.1%)

Net revenue decreased by approximately $4.0 million during the three months ended October 31, 2014, as compared to the same period in the prior year. This change in net revenue was primarily driven by decreased revenues from clients in the computing and consumer electronics markets and decreased revenues from an aftermarket services program related to the repair and refurbishment of mobile devices, offset by a significant increase in revenue from a consumer electronics client. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended October 31, 2014 as compared to the same period in the prior year. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $10.3 million for the quarter ended October 31, 2014 as compared to $13.9 million for the same period in the prior year.

The decline in revenue from new programs was primarily due to a large consumer products program that has been generating revenue for more than 12 months and is now being categorized as base business, defined as client programs that have been executed for 12 months or more.

During the second quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter for one of their supply chain programs in Asia for which we were the primary service provider. We believe that the client added an additional service provider to this program, but we expect to continue to be the primary service provider. This change in sourcing strategy resulted in reduced annualized net revenue in fiscal year 2014 of approximately $10 million, and had a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program. Although there can be no assurances, we are and will continue to seek to offset this loss of net revenue and associated operating income through increased revenues from other clients, new business opportunities, increases in productivity and ongoing cost reduction initiatives.

During the fourth quarter of fiscal year 2014, the Company was informed by a major client in the computing market that due to a change in a client’s supply chain strategy, a number of programs currently sourced with the Company primarily in the Americas would conclude by the first quarter of fiscal year 2015. The Company worked with this client to establish a comprehensive plan to transition the programs, which yielded additional working capital in the range of $20 million to $25 million. Combined, these programs accounted for approximately $150 million to $160 million of annual net revenue and approximately $2.5 million to $3.5 million of operating income due to the historically low margins we have realized from these programs. We are seeking and will continue to seek to offset the loss of net revenue and the associated operating income through increased revenues from new client program wins along with increased business with existing clients, ongoing productivity increases and cost reduction initiatives.

During the three months ended October 31, 2014, net revenue in the Americas region increased by approximately $5.2 million. This increase resulted primarily from higher revenues from a program for a consumer electronics client, offset by decline in revenue from an aftermarket services program related to the repair and refurbishment of mobile devices. Within the Asia region, the net revenue decrease of approximately $2.4 million primarily resulted from lower revenue from certain clients related to the personal computer market, offset by higher revenues from a program for a consumer electronics client. Within the Europe region, net revenue decreased by approximately $6.2 million primarily due to lower revenues from certain clients related to the consumer electronics and personal computer markets, offset by higher revenues from a program for a consumer electronics client. Net revenue for All Other decreased by approximately $0.6 million primarily due to lower revenue from consumer electronics clients.

Cost of Revenue:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$76,033	93.0%	$69,696	91.0%	$6,337	9.1%
Asia	34,292	79.8%	34,435	75.9%	(143)	(0.4%)
Europe	50,968	93.7%	57,840	95.4%	(6,872)	(11.9%)
All Other	7,313	88.4%	7,449	84.3%	(136)	(1.8%)

Total	$168,606	90.0%	$169,420	88.5%	$(814)	(0.5%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended October 31, 2014 included materials procured on behalf of our clients of $115.0 million, as compared to $113.6 million for the same period in the prior year, an increase of $1.4 million. Total cost of revenue decreased by $0.8 million for the three months ended October 31, 2014, as compared to the three months ended October 31, 2013, due to a mix of client programs with lower relative material costs. Gross margin percentage for the first quarter of fiscal 2015 decreased to 10.0% from 11.5% in the prior year quarter, primarily as a result of an unfavorable revenue mix, primarily associated with lower volumes for a client in the computing industry. For the three months ended October 31, 2014, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 7.0%, 20.2% and 6.3%, as compared to 9.0%, 24.1% and 4.6%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended October 31, 2014.

In the Americas, the 2.0 percentage point decrease in gross margin, from 9.0% to 7.0%, resulted from an increase in labor costs as well as an unfavorable shift in revenue mix. In Asia, the 3.9 percentage point decrease in gross margin, from 24.1% to 20.2%, was primarily the result of decline in volume from a computing industry client, with a lower decline in labor costs. In Europe, the 1.7 percentage point improvement in gross margin, from 4.6% to 6.3%, was attributable to lower labor costs at certain facilities, offset by an unfavorable revenue mix. The gross margin for All Other, which is comprised primarily of e-Business, was 11.6% for the three months ended October 31, 2014 as compared to 15.7% for the same period of the prior year. This decrease of 4.1 percentage points was due to loss of volume associated with a high margin consumer electronics client.

Selling, General and Administrative Expenses:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3,707	4.5%	$3,186	4.2%	$521	16.4%
Asia	4,805	11.2%	4,982	11.0%	(177)	(3.6%)
Europe	3,843	7.1%	4,435	7.3%	(592)	(13.3%)
All Other	560	6.8%	555	6.3%	5	0.9%

Sub-total	12,915	6.9%	13,158	6.9%	(243)	(1.8%)
Corporate-level activity	2,607	—	4,957	—	(2,350)	(47.4%)

Total	$15,522	8.3%	$18,115	9.5%	$(2,593)	(14.3%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2014 decreased by approximately $2.6 million compared to the three-month period ended October 31, 2013, primarily as a result of the Company’s ongoing restructuring efforts ($1.0 million) and lower professional fees related to the financial restatement ($2.0 million), including audit fees and various costs related to the financial restatement, offset by increased other administrative costs during the current quarter. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended October 31, 2014.

Amortization of Intangible Assets:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$26	0.0%	$38	0.0%	$(12)	(31.6%)
All Other	242	2.9%	242	2.7%	—	0.0%

Total	$268	0.1%	$280	0.1%	$(12)	(4.3%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. The remaining intangible assets are being amortized over lives ranging from 4 to 7 years.

Impairment of Long-lived Assets:

During the three month period ended October 31, 2014 and 2013 no impairment charges were recorded by the Company to adjust the carrying value of its assets.

Restructuring, net:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$414	0.5%	$167	0.2%	$247	147.9%
Asia	505	1.2%	122	0.3%	383	313.9%
Europe	982	1.8%	687	1.1%	295	42.9%
All Other	—	0.0%	3	0.0%	(3)	(100.0%)

Total	$1,901	1.0%	$979	0.5%	$922	94.2%

The $1.9 million restructuring charge recorded during the three months ended October 31, 2014 primarily consisted of approximately $0.4 million, $0.5 million and $1.0 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 93 employees in our global supply chain operations. The estimated savings on an annualized basis expected to result from these actions is approximately $6.2 million.

The $1.0 million restructuring charge recorded during the three months ended October 31, 2013 primarily consisted of approximately $0.2 million, $0.1 million, and $0.7 million of employee-related costs in the Americas, Asia, and Europe, respectively, related to the workforce reduction of 49 employees in our global supply chain operations.

Interest Income/Expense:

During the three months ended October 31, 2014 and 2013, interest income was $0.1 million for both periods.

During the three months ended October 31, 2014 and 2013, interest expense totaled approximately $2.7 million and $0.2 million, respectively. In the current quarter, the interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014. In the prior year, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

During the three months ended October 31, 2014, the Company recognized $2.5 million in net non-cash gains associated with its Trading Securities. In addition to this, during the three months ended October 31, 2014, the Company recognized $0.3 million in net losses associated with short-term foreign currency contracts.

The Company recorded foreign exchange gains (losses) of approximately $0.7 million and $(1.2) million during the three months ended October 31, 2014 and 2013, respectively. For the three months ended October 31, 2014, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, ($0.1 million) and $1.0 million in the Americas, Asia and Europe, respectively. For the three months ended October 31, 2013, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.7 million and $0.5 million in Europe and Asia, respectively.

Impairment of Investments in Affiliates:

During the three months ended October 31, 2014 and 2013, no impairment charges were recorded in the Company’s investments in the @Ventures portfolio of companies. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $7.2 million of investments in affiliates at October 31, 2014 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.7 million to $1.4 million.

Income Tax Expense:

During the three months ended October 31, 2014, the Company recorded income tax expense of approximately $1.2 million, as compared to income tax expense of $1.1 million for the same period in the prior fiscal year. For the three months ended October 31, 2014 and 2013, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

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

During the three months ended October 31, 2014 there were no material equity gains or losses in affiliates recorded as all investments were being accounted for under the cost method. Equity in losses of affiliates was $0.1 million for the three months ended October 31, 2013. No material distributions were received during the three months ended October 31, 2014 and 2013.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of October 31, 2014, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $104.3 million. As of October 31, 2014, the Company had approximately $24.7 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $13.0 million is considered permanently invested due to certain restrictions under local laws, and $11.7 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. As of October 31, 2014 and July 31, 2014, the Company had $21.3 million and $4.5 million outstanding on the PNC Bank credit facility, respectively.

Consolidated working capital was $208.9 million at October 31, 2014, compared with $207.2 million at July 31, 2014. Included in working capital were cash and cash equivalents of $104.3 million at October 31, 2014 and $183.5 million at July 31, 2014.

Net cash used in operating activities of continuing operations was $23.6 million for the three months ended October 31, 2014, as compared to $9.5 million in the prior year period. The $14.1 million increase in net cash used in operating activities of continuing operations as compared with the same period in the prior year was due to increased working capital requirements as a result of seasonal increases in receivables in the current period offset by the decrease in inventory due to the exit of a program by a client in the computing market. During the three months ended October 31, 2014, non-cash items within net cash provided by operating activities included depreciation expense of $2.8 million, share-based compensation of $0.4 million, amortization of intangible assets of $0.3 million, amortization of deferred financing costs of $0.1 million, accretion of debt discount of $1.0 million and non-operating gains, net, of $2.8 million. During the three months ended October 31, 2013, non-cash items within net cash provided by operating activities included depreciation expense of $3.5 million, share-based compensation of $0.5 million, amortization of intangible assets of $0.3 million, non-operating losses, net, of $0.7 million and equity in losses of affiliates and impairments of $0.1 million.

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

Investing activities of continuing operations used cash of $71.1 million and $1.0 million during the three months ended October 31, 2014 and 2013, respectively. The $71.1 million of cash used in investing activities during the three months ended October 31, 2014 was comprised of $69.2 million in purchase of trading securities and $1.9 million in capital expenditures. The $1.0 million of cash used in investing activities during the three months ended October 31, 2013 represents primarily capital expenditures.

Financing activities of continuing operations provided cash of $16.8 million during the three months ended October 31, 2014 and used cash of $0.2 million during the three months ended October 31, 2013. Cash flows from financing activities of continuing operations during the three months ended October 31, 2014 primarily related to proceeds and payments associated with the Company’s line of credit.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2014 and October 31, 2014. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.2 million as of October 31, 2014. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2014, the Company had no recorded liabilities with respect to these arrangements.

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

During the three months ended October 31, 2014, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations and changes in the market values of its investments. The carrying values of financial instruments including cash and cash equivalents, trading securities, accounts receivable, accounts payable and the revolving line of credit, approximate fair value because of the short-term nature of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Interest Rate Risk

Effective as of April 16, 2014, the Company voluntarily terminated its Wells Fargo Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of October 31, 2014. As of October 31, 2014 and July 31, 2014, the Company had $21.3 million and $4.5 million outstanding on the PNC Bank credit facility, respectively, which is included in other current liabilities on the consolidated balance sheet.

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

Investment Risk

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. As of October 31, 2014 the Company had $72.1 million in investments in trading securities. Had the market price of such securities been 10% lower at October 31, 2014, the aggregate value of such securities would have been $7.2 million lower.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. From time to time, the Company has used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations.

During the quarter ended October 31, 2014, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of October 31, 2014, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $29.7 million. As of October 31, 2014, the fair value of the Company’s short-term foreign currency contracts was $0.3 million and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the three months ended October 31, 2014, the Company recognized $0.3 million in net losses associated with these contracts.

Revenues from our foreign operating segments accounted for approximately 51.9% and 55.4% of total revenues during the three months ended October 31, 2014 and 2013, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

The primary foreign currencies in which the Company operates include Chinese Renminbi, Euros, Czech Koruna and Singapore Dollars. The income statements of our international operations that are denominated in foreign currencies are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenues and operating expenses for our international operations. Similarly, our revenues and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2014 and 2013, we recorded a foreign currency translation gain (loss) of approximately $(2.6) million and $2.1 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three months ended October 31, 2014, we recorded net realized and unrealized foreign currency transaction and remeasurement gains of approximately $0.7 million which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. On March 26, 2014, following a November 8, 2013 hearing, the Court denied the Company’s motion to dismiss, and, on May 26, 2014, the Company answered the Amended Complaint. In October 2014, the parties agreed to a stipulation for a proposed $4 million class settlement to be covered by insurance proceeds, subject to Court approval. On November 24, 2014, the Court entered an order preliminarily approving the proposed settlement, certification of the settlement class, and provision of notice of the settlement to the settling class. A final settlement approval hearing before the court is now scheduled for March 11, 2015. Although there can be no assurance to the ultimate outcome, the Company believes it has meritorious defense, will deny liability, and intends to defend this litigation vigorously.

On October 15, 2014, a Company shareholder commenced a purported derivative action in the Court of Chancery of the State of Delaware against the Company, entitled Mohammad Ladjevardian v. Anthony Bergamo, Jeffrey J. Fenton, Glen M. Kassan, Warren G. Lichtenstein, Jeffrey S. Wald, and Philip E. Lengyel, Steel Partners Holdings L.P., Handy & Harman Ltd.; Defendants, And ModusLink Global Solutions, Inc., Nominal Defendant, C.A. No. 10237-VCL , and Steel Partners Holdings L.P. (“Steel”) Handy & Harman Ltd. The Plaintiff alleges that the individual Defendants breached their fiduciary duties to the Company, unjust enrichment, duty of disclosure, waste of corporate assets and aiding and abetting such breaches. On November 6, 2014, Defendants moved to dismiss the Complaint for (i) failure to make a pre-suit demand upon the Board or sufficiently plead demand futility, and (ii) failure to state a claim upon which relief may be granted. The parties stipulated that all discovery concerning claims asserted in the Complaint shall be stayed pending resolution of the Motion to Dismiss. Although there can be no assurance to the ultimate outcome, the Company believes it has meritorious defense, will deny liability, and intends to defend this litigation vigorously.

        On July 18, 2014, Scott R. Crawley (“Crawley”), a former executive officer of the Company, filed a Complaint against the Company in Massachusetts Superior Court in Middlesex County (the “Court”) alleging breach of contract and wrongful termination in violation of public policy and is seeking damages pursuant to a breach of his Executive Severance Agreement. The case is currently in the discovery phase. In furtherance of the case, Crawley has demanded that ModusLink indemnify him and advance expenses for all of his costs and expenses incurred as a result of this case and has filed a Preliminary Injunction with the Court to require ModusLink to immediately pay his attorney’s fees and expenses. On December 4, 2014, ModusLink opposed Crawley’s Motion for Preliminary Injunction and the matter has been taken under advisement by the Court.

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

In addition, the loss of a significant amount of business or program with any key client could cause our revenue to decline. For the three months ended October 31, 2014, sales to one client, Hewlett-Packard, accounted for approximately 29% of our consolidated net revenue. For the three months ended October 31, 2014, our top ten clients accounted for approximately 82% of our consolidated net revenue. We expect to continue to derive the vast majority of our operating revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue from key clients will not decline in future periods.

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

For the three month periods ended October 31, 2014 and 2013, we reported operating income of $1.2 million and $2.6 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At October 31, 2014, we had consolidated cash and cash equivalents of approximately $104.3 million and current liabilities of approximately $198.9 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. International revenue accounted for approximately 51.9% of our total consolidated net revenue for the three months ended October 31, 2014. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded as low as $2.97 per share and as high as $4.17 per share during the three months ended October 31, 2014. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

Steel Partners Holdings L.P. and its affiliates may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.

Steel Partners Holdings L.P. (“Steel Partners”), Handy & Harman, Ltd. (“HNH”), Steel Partners, Ltd. (“SPL”) and SPH Group Holdings LLC (“SPHG Holdings”) owned approximately 29% of our outstanding capital stock as of June 5, 2014. Steel Partners, HNH, SPL and SPHG Holdings will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of mergers, consolidations or the sale of all or substantially all of our assets. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our Common Stock.

Members of our Board of Directors also have significant interests in Steel Partners and its affiliates, which may create conflicts of interest.

Some of the members of our Board of Directors also hold positions with Steel Partners and its affiliates. Specifically, Warren G. Lichtenstein, our Chairman of the Board, is the Executive Chairman of the general partner of Steel Partners and holds various other positions with affiliates of Steel Partners. Glen M. Kassan, a director and Vice Chairman, is also Vice Chairman of the Board of HNH and is the managing director and operating partner of an affiliate of Steel Partners. Anthony Bergamo, a director, is also a director of Steel Partners. As a result, these directors may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our directors that conflict with their fiduciary obligations to Steel Partners and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders.

We may incur non-cash impairment charges related to goodwill or long-lived assets.

We test long-lived assets for impairment if a triggering event occurs. Our policy is to perform the annual impairment testing for goodwill on July 31 of each fiscal year or whenever events or circumstances change that would more likely than not reduce the fair value of any of our reporting units below its carrying value. As of October 31, 2014 we had goodwill of $3.1 million allocated to the e-Business reporting unit, and $0.4 million of long-lived intangible assets, which primarily related to e-Business. The Company performed its annual impairment test on July 31, 2014 and concluded that there was no impairment to either goodwill or long-lived assets.

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

Investments made by @Ventures are (i) carried at the lesser of their historic cost basis or net realizable value or (ii) accounted for under the equity method of accounting, if we hold at least 20% but less than 50% of the issued and outstanding stock of the investee. At October 31, 2014, these investments had a carrying value of $7.2 million.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. We did not record any non-cash impairment charges related to our @Ventures investments during the three month periods ended October 31, 2014 and 2013, respectively. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of subjective judgment. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended October 31, 2014:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2014—August 31, 2014	—	(1)	$—	—	$—
September 1, 2014—September 30, 2014	—	(1)	—	—	—
October 1, 2014—October 31, 2014	—	(1)	—	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock. No shares vested during the quarter ended October 31, 2014.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: December 10, 2014	By:	/S/ JOSEPH B. SHERK
JOSEPH B. SHERK
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2014 and July 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended October 31, 2014 and 2013 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2014 and 2013 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.