Form 10-Q
period 2015-01-31
ModusLink Global Solutions Inc
filed 2015-03-12
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of February 28, 2015, there were 52,248,465 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	January 31,	July 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$122,872	$183,515
Trading securities	71,608	22,793
Accounts receivable, trade, net of allowance for doubtful accounts of $56 and $63 at January 31,
2015 and July 31, 2014, respectively	133,027	123,948
Inventories	66,887	65,269
Prepaid expenses and other current assets	21,435	10,243

Total current assets	415,829	405,768
Property and equipment, net	22,571	25,126
Investments in affiliates	7,188	7,172
Goodwill	3,058	3,058
Other intangible assets, net	131	667
Other assets	8,245	9,855

Total assets	$457,022	$451,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132,201	$105,045
Accrued restructuring	1,233	2,246
Accrued expenses	40,473	39,544
Other current liabilities	36,273	51,759

Total current liabilities	210,180	198,594

Long-term portion of accrued restructuring	—	39
Notes payable	75,560	73,391
Other long-term liabilities	8,090	8,004

Long-term liabilities	83,650	81,434

Total liabilities	293,830	280,028

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at January 31, 2015 and July 31, 2014	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 52,220,127 issued and outstanding shares at January 31, 2015; 52,100,763 issued and outstanding shares at July 31, 2014	522	521
Additional paid-in capital	7,451,419	7,450,541
Accumulated deficit	(7,294,746)	(7,293,412)
Accumulated other comprehensive income	5,997	13,968

Total stockholders’ equity	163,192	171,618

Total liabilities and stockholders’ equity	$457,022	$451,646

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net revenue	$148,310	$194,011	$335,754	$385,426
Cost of revenue	131,716	171,431	300,322	340,851

Gross profit	16,594	22,580	35,432	44,575

Operating expenses
Selling, general and administrative	14,639	19,572	30,161	37,687
Amortization of intangible assets	268	280	536	560
Impairment of long-lived assets	—	500	—	500
Restructuring, net	1,041	993	2,942	1,972

Total operating expenses	15,948	21,345	33,639	40,719

Operating income	646	1,235	1,793	3,856

Other income (expense):
Interest income	355	65	419	167
Interest expense	(2,619)	(199)	(5,286)	(412)
Other gains, net	411	892	3,238	191
Impairment of investments in affiliates	—	(177)	—	(177)

Total other income (expense)	(1,853)	581	(1,629)	(231)

Income (loss) from continuing operations before income taxes	(1,207)	1,816	164	3,625
Income tax expense	549	753	1,706	1,890
Equity in (gains) losses of affiliates, net of tax	(200)	—	(208)	134

Income (loss) from continuing operations	(1,556)	1,063	(1,334)	1,601
Discontinued operations, net of income taxes:
Income from discontinued operations	—	1	—	80

Net income (loss)	$(1,556)	$1,064	$(1,334)	$1,681

Basic net income per share:
Income (loss) from continuing operations	$(0.03)	$0.02	$(0.03)	$0.03
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$(0.03)	$0.02	$(0.03)	$0.03

Diluted net income per share:
Income (loss) from continuing operations	$(0.03)	$0.02	$(0.03)	$0.03
Income from discontinued operations	0.00	0.00	0.00	0.00

Net income (loss)	$(0.03)	$0.02	$(0.03)	$0.03

Weighted average common shares used in:
Basic earnings per share	51,646	51,498	51,888	51,467
Diluted earnings per share	51,646	51,811	51,888	51,539

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net income (loss)	$(1,556)	$1,064	$(1,334)	$1,681

Other comprehensive income:
Foreign currency translation adjustment	(4,515)	(2,137)	(7,154)	(58)
Pension liability adjustments, net of tax	(450)	250	(811)	250
Net unrealized holding gain (loss) on securities, net of tax	1	2	(6)	(4)

Other comprehensive income (loss)	(4,964)	(1,885)	(7,971)	188

Comprehensive income (loss)	$(6,520)	$(821)	$(9,305)	$1,869

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended January 31,
	2015	2014
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,334)	$1,681
Income from discontinued operations	—	80

Income (loss) from continuing operations	(1,334)	1,601
Adjustments to reconcile income from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	4,729	6,571
Amortization of intangible assets	536	560
Amortization of deferred financing costs	277	236
Accretion of debt discount	2,169	—
Impairment of long-lived assets	—	500
Share-based compensation	855	1,150
Non-operating gains, net	(3,238)	(191)
Equity in (gains) losses of affiliates and impairments	(208)	311
Changes in operating assets and liabilities:
Trade accounts receivable, net	(15,819)	(3,659)
Inventories	(5,316)	(7,705)
Prepaid expenses and other current assets	(12,166)	(1,022)
Accounts payable, accrued restructuring and accrued expenses	31,430	229
Refundable and accrued income taxes, net	2,044	1,923
Other assets and liabilities	15,528	29

Net cash provided by operating activities of continuing operations	19,487	533

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(3,823)	(1,682)
Purchase of trading securities	(69,221)	—
Investments in affiliates	(216)	(412)
Proceeds from investments in affiliates	408	—

Net cash used in investing activities of continuing operations	(72,852)	(2,094)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(93)	(49)
Proceeds from revolving line of credit	21,265	—
Repayments of revolving line of credit	(25,718)	—
Proceeds from issuance of common stock	24	117
Repurchase of common stock	—	(37)

Net cash provided by (used in) financing activities of continuing operations	(4,522)	31

Cash flows from discontinued operations:
Operating cash flows	—	(579)

Net cash used in discontinued operations	—	(579)

Net effect of exchange rate changes on cash and cash equivalents	(2,756)	(533)

Net decrease in cash and cash equivalents	(60,643)	(2,642)
Cash and cash equivalents at beginning of period	183,515	77,916

Cash and cash equivalents at end of period	$122,872	$75,274

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2014, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2014. The results for the three and six months ended January 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended January 31, 2015, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

During the quarter ended January 31, 2015, the Company commenced a reverse split of the Company’s common stock, immediately followed by a forward stock split of the Company’s common stock, which are intended to reduce the costs associated with servicing stockholder accounts holding relatively small numbers of shares of the Company’s common stock. The ratio for the reverse stock split as approved by the Company’s Board of Directors, and by the Company’s Stockholders at the December 9, 2014 Annual Meeting of Stockholders, was fixed at 1-for-100 and the ratio for the forward stock split was fixed at 100-for-1. The Reverse/Forward Split did not change the authorized number of shares of Common Stock or in the par value of such shares. No fractional shares were issued in connection with the Reverse/Forward Split.

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

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements — Going Concern (Subtopic 205-40), which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for the Company as of December 15, 2016. The new guidance will not have an effect on the Company’s consolidated financial statements.

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

Inventories consisted of the following:

	January 31, 2015	July 31, 2014
	(In thousands)
Raw materials	$57,487	$51,179
Work-in-process	571	910
Finished goods	8,829	13,180

	$66,887	$65,269

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

(5) INVESTMENTS IN AFFILIATES

Trading securities

Near the end of the quarter ended July 31, 2014, the Company acquired $12.9 million in convertible debentures of a publicly traded entity. At this time the Company is uncertain with respect to the holding period of these securities, therefore these securities are classified as trading securities. These trading securities offer higher yields than are currently available from money market securities or other equivalent investments. As of July 31, 2014, the trades associated with these securities had not settled and, as such, the payment associated with the acquisition of these securities had not been made. As of July 31, 2014, the liability associated with this payment is classified under other current liabilities on our balance sheet. Additionally, near the end of the quarter ended July 31, 2014 the Company acquired $9.9 million in common stock of a publicly traded entity. As of July 31, 2014, most of the trades associated with these securities had not settled and, as such, $9.4 million of the payment associated with the acquisition of these securities had not been made. The liability associated with these payments is classified under other current liabilities on our balance sheet as of July 31, 2014. Unrealized gains and losses associated with these securities were immaterial for the fiscal year ended July 31, 2014.

During the quarter ended October 31, 2014, the Company continued its investing activities and acquired additional convertible debentures of a publicly traded entity and acquired additional common stock of a publicly traded entity. No acquisition of trading securities was made during the quarter ended January 31, 2015. As of January 31, 2015, the Company had $71.6 million in investments in trading securities, $31.5 million of which were the publicly traded convertible debentures. The Company’s purchases of the publicly traded convertible debentures were on the open market. The chairman of the board of the company issuing the publicly traded convertible debentures is also the chairman of the board of ModusLink Global Solutions, Inc. The trading securities were classified within Level 1 of the fair value hierarchy.

@Ventures

The Company maintains interests in several early-stage privately held technology companies primarily through its interests in two venture capital funds which invest as “@Ventures.” These investments are generally made in connection with a round of financing with other third-party investors.

During the three and six months ended January 31, 2015, approximately $0.2 million was invested by the Company in privately held companies. During the three and six months ended January 31, 2014, approximately $0.4 million was invested by the Company in privately held companies. During the three and six months ended January 31, 2015, the Company did not record any impairment charges related to an investment in the @Ventures portfolio of companies. During the three and six months ended January 31, 2014, the Company recorded $0.2 million in impairment charges related to an investment in the @Ventures portfolio of companies. The Company had $0.4 million in distributions from its investments during the three and six month periods ended January 31, 2015. The Company did not receive any distributions from its investments during the three and six month periods ended January 31, 2014. At January 31, 2015 and July 31, 2014, the Company’s carrying value of investments in privately held companies was approximately $7.2 million.

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

The Company’s remaining goodwill of $3.1 million as of January 31, 2015 and July 31, 2014 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three and six months ended January 31, 2015.

(7) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	January 31, 2015	July 31, 2014
	(In thousands)
Accrued pricing liabilities	$18,882	$19,301
Unsettled trading securities liabilities	—	22,430
Line of credit liability	—	4,453
Funds held for clients	8,017	—
Other	9,374	5,575

	$36,273	$51,759

As of January 31, 2015 and July 31, 2014, the Company had accrued pricing liabilities of approximately $18.9 million and $19.3 million, respectively. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at January 31, 2015 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(8) RESTRUCTURING, NET

Restructuring and other costs for the three and six months ended January 31, 2015 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2015. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by August 2015.

The $1.0 million restructuring charge recorded during the three months ended January 31, 2015 primarily consisted of $0.4 million, $0.1 million and $0.5 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 72 employees in our global supply chain operations. The $1.9 million restructuring charge recorded during the three months ended October 31, 2014 primarily consisted of $0.4 million, $0.5 million and $1.0 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 93 employees in our global supply chain. The estimated savings on an annualized basis expected to result from these actions is approximately $6.3 million.

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

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the six months ended January 31, 2015:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2014	$1,687	$598	$2,285

Restructuring charges	2,727	213	2,940
Restructuring adjustments	57	(55)	2
Cash paid	(3,314)	(413)	(3,727)
Non-cash adjustments	(192)	(75)	(267)

Accrued restructuring balance at January 31, 2015	$965	$268	$1,233

	Americas	Asia	Europe	All Other	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2014	$195	$274	$1,750	$66	$2,285

Restructuring charges	860	699	1,381	—	2,940
Restructuring adjustments	6	(54)	50	—	2
Cash paid	(464)	(805)	(2,448)	(10)	(3,727)
Non-cash adjustments	—	(13)	(254)	—	(267)

Accrued restructuring balance at January 31, 2015	$597	$101	$479	$56	$1,233

The net restructuring charges for the three and six months ended January 31, 2015 and 2014 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$769	$693	$2,651	$1,373
Selling, general and administrative	272	300	291	599

	$1,041	$993	$2,942	$1,972

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

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three and six months ended January 31, 2015.

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

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) are capitalized as a long-term asset on the Company’s balance sheet and amortized as additional interest expense over the term of the Notes. This amount has been classified as long-term as the underlying debt instrument has been classified as a long-term liability in the Company’s balance sheet. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital. The fair value of our Notes payable, calculated as of the closing price of the traded securities, was $90.9 million and $93.8 million as of January 31, 2015 and July 31, 2014, respectively. This value does not represent the settlement value of these long-term debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of January 31, 2015, the net carrying value of the Notes was $75.6 million.

	January 31,	July 31,
	2015	2014
	(In thousands )
Carrying amount of equity component (net of allocated debt issuance costs)	$27,177	$27,177

Principal amount of Notes	$100,000	$100,000
Unamortized debt discount	(24,440)	(26,609)

Net carrying amount	$75,560	$73,391

As of January 31, 2015, the remaining period over which the unamortized discount will be amortized is 49 months.

	Three Months Ended January 31, 2015	Six Months Ended January 31, 2015
	(In thousands)
Interest expense related to contractual interest coupon	$1,313	$2,626
Interest expense related to accretion of the discount	1,142	2,169
Interest expense related to debt issuance costs	97	188

	$2,552	$4,983

During the three and six months ended January 31, 2015, we recognized interest expense of $2.5 million and $5.0 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the debt discount, is 14.04%. The notes bear interest at a rate of 5.25%.

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

On March 13, 2014, the Company entered into a Second Amendment to Credit Facility, which amended the Company’s Credit Agreement, dated as of October 31, 2012, as amended by the First Amendment to Credit Agreement dated December 18, 2013. The Amendment modified certain provisions of the Credit Agreement that would have restricted or otherwise affected the issuance of the Notes and the use of proceeds therefrom, the conversion of the Notes into common stock of the Company, and the payment of interest on the Notes. Effective as of April 16, 2014, the Company voluntarily terminated the Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of January 31, 2015.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the three months ended January 31, 2015, the Company did not meet the criteria that would cause its financial covenants to be effective. As of January 31, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility. As of July 31, 2014, the Company had $4.5 million outstanding on the PNC Bank credit facility. This balance is included in other current liabilities on the consolidated balance sheet.

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. On March 26, 2014, following a November 8, 2013 hearing, the Court denied the Company’s motion to dismiss, and, on May 26, 2014, the Company answered the Amended Complaint. In October 2014, the parties agreed to a stipulation for a proposed $4 million class settlement to be covered by insurance proceeds, subject to Court approval. On November 24, 2014, the Court entered an order preliminarily approving the proposed settlement, certification of the settlement class, and provision of notice of the settlement to the settling class. The Court held a final approval hearing for the settlement on March 11, 2015, at which the Court indicated that it would approve the settlement and enter an order as proposed by the parties. Once the Court has entered its order of final judgment, this matter will be concluded.

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

On July 18, 2014, Scott R. Crawley (“Crawley”), a former executive officer of the Company, filed a Complaint against the Company in Massachusetts Superior Court in Middlesex County (the “Court”) alleging breach of contract and wrongful termination in violation of public policy and is seeking damages pursuant to a breach of his Executive Severance Agreement. The case is currently in the discovery phase. In furtherance of the case, Crawley has demanded that ModusLink indemnify him and advance expenses for all of his costs and expenses incurred as a result of this case and has filed a Preliminary Injunction with the Court to require ModusLink to immediately pay his attorney’s fees and expenses. On December 4, 2014, ModusLink opposed Crawley’s Motion for Preliminary Injunction and on December 16, 2014 the Court denied Crawley’s motion. Discovery is ongoing.

On December 22, 2014, ModusLink received a letter from a major customer, which claimed that ModusLink was responsible for the theft of the customer’s proprietary data from two of ModusLink’s sites in China. The letter alleged that the customer had suffered significant losses as a result of the alleged theft. ModusLink has vigorously denied the allegations contained in the letter and continues to engage the customer in discussions regarding the matter. Based upon the information available at this time, the Company is not able to estimate a possible range of loss with respect to this matter. In the event that litigation is commenced and the customer prevails and wins a significant monetary judgment not fully covered by insurance, such an outcome could have a material adverse effect on the Company’s financial condition.

(11) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains, net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(In thousands)
Foreign currency exchange gain (losses)	$1,726	$1,002	$2,430	$(170)
Gain on disposal of assets	29	161	29	467
Other, net	(1,344)	(271)	779	(106)

	$411	$892	$3,238	$191

The Company recorded foreign exchange gains of approximately $1.7 million during the three months ended January 31, 2015, as compared to foreign exchange gains of approximately $1.0 million during the three months ended January 31, 2014. For the three months ended January 31, 2015, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.3 million and $1.1 million in the Americas and Europe, respectively. For the three months ended January 31, 2014, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.2 million and $1.0 million in the Americas and Europe, respectively.

During the three months ended January 31, 2015, the Company recognized $0.4 million in net non-cash losses associated with its Trading Securities. In addition to this, during the three months ended January 31, 2015, the Company recognized $0.8 million in net losses associated with short-term foreign currency contracts.

The Company recorded foreign exchange gains of approximately $2.4 million during the six months ended January 31, 2015, as compared to foreign exchange losses of approximately $0.2 million during the six months ended January 31, 2014. For the six months ended January 31, 2015, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.4 million and $2.1 million in the Americas and Europe, respectively. For the six months ended January 31, 2014, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.5 million in Asia, offset by realized and unrealized gains of approximately $0.2 million and $0.3 million in the Americas and Europe, respectively.

During the six months ended January 31, 2015, the Company recognized $2.1 million in net non-cash gains associated with its Trading Securities. In addition to this, during the six months ended January 31, 2015, the Company recognized $1.1 million in net losses associated with short-term foreign currency contracts.

(12) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three and six months ended January 31, 2015, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of January 31, 2015 and July 31, 2014, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.1 million and $1.0 million, respectively.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statements of Operations. As of January 31, 2015 and July 31, 2014, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2010 through July 31, 2014. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2013 tax years remain subject to examination in most locations, while the Company’s 2002 through 2013 tax years remain subject to examination in most Asia locations.

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

Protective Amendment

On December 29, 2014, the Company filed an Amendment to its Restated Certificate of Incorporation (the “Protective Amendment”) with the Delaware Secretary of State to protect the significant potential long-term tax benefits presented by its net operating losses and other tax benefits (collectively, the “NOLs”). The Protective Amendment was approved by the Company’s stockholders at the Company’s 2014 Annual Meeting of Stockholders held on December 9, 2014. As a result of the filing of the Protective Amendment with the Delaware Secretary of State, the Company amended its Tax Benefit Preservation Plan so that it expired at the close of business on December 31, 2014.

The Protective Amendment limits certain transfers of the Company’s common stock (“Common Stock”), to assist the Company in protecting the long-term value of its accumulated NOLs. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfers of the Common Stock if the effect would be to increase the direct or indirect ownership of the Common Stock by any person (as defined in the Protective Amendment) from less than 4.99% to 4.99% or more of the Common Stock, or increase the percentage of the Common Stock owned directly or indirectly by a Person owning or deemed to own 4.99% or more of the Common Stock. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void as of the date of the prohibited transfer as to the purported transferee. The Board of Directors of the Company has discretion to grant waivers to permit transfers otherwise restricted by the Protective Amendment.

In accordance with the Protective Amendment, Handy & Harman (“HNH”), a related party, requested, and the Company granted HNH and its affiliates, a waiver under the Protective Amendment to permit their acquisition of up to 45% of the Company’s outstanding shares of Common Stock in the aggregate (subject to proportionate adjustment, the “45% Cap”), in addition to acquisitions of Common Stock in connection with the exercise of certain warrants of the Company (the “Warrants”) held by Steel Partners Holdings L.P. (“SPH”), an affiliate of HNH, as well as a limited waiver under Section 203 of the Delaware General Corporation Law for this purpose. Notwithstanding the foregoing, HNH and its affiliates (and any group of which HNH or any of its affiliates is a member) are not permitted to acquire securities that would result in an “ownership change” of the Company for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, that would have the effect of impairing any of the Company’s NOLs. The foregoing waiver was approved by the independent directors of the Company.

(13) EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings (loss) per share for the three and six months ended January 31, 2015 and 2014.

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Income from continuing operations	$(1,556)	$1,063	$(1,334)	$1,601
Income from discontinued operations	—	1	—	80

Net Income	$(1,556)	$1,064	$(1,334)	$1,681

Weighted average common shares outstanding	51,646	51,498	51,888	51,467
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	313	—	72

Weighted average number of common and potential common shares	51,646	51,811	51,888	51,539

Basic net income per common share from:
Continuing operations	$(0.03)	$0.02	$(0.03)	$0.03
Discontinued operations	0.00	0.00	0.00	0.00

	$(0.03)	$0.02	$(0.03)	$0.03

Diluted net income per common share from:
Continuing operations	$(0.03)	$0.02	$(0.03)	$0.03
Discontinued operations	0.00	0.00	0.00	0.00

	$(0.03)	$0.02	$(0.03)	$0.03

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

For the three and six months ended January 31, 2015, approximately 21.6 million and 21.2 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and six months ended January 31, 2014, approximately 3.6 million and 5.5 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(14) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three and six months ended January 31, 2015 and 2014, which was allocated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$39	$117	$133	$233
Selling, general and administrative	407	521	722	917

	$446	$638	$855	$1,150

At January 31, 2015, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(15) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income at July 31, 2014	$15,833	$(1,900)	$35	$13,968

Foreign currency translation adjustment	(7,154)	—	—	(7,154)
Pension liability adjustments	—	(811)	—	(811)
Net unrealized holding loss on securities	—	—	(6)	(6)

Net current-period other comprehensive income	(7,154)	(811)	(6)	(7,971)

Accumulated other comprehensive income at January 31, 2015	$8,679	$(2,711)	$29	$5,997

(16) FOREIGN CURRENCY CONTRACTS

During the quarter ended October 31, 2014, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of January 31, 2015, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $19.8 million as summarized below:

	January 31, 2015
	Foreign	Notional
	Currency	Contract
Currency Contracts	Amount	Value in USD
	(In thousands)
Buy CNH	89,774	$14,477
Buy CZK	52,717	2,488
Buy EUR	2,145	2,785

		$19,750

As of January 31, 2015, the fair value of the Company’s short-term foreign currency contracts was $1.1 million and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the three and six months ended January 31, 2015, the Company recognized $0.8 million and $1.1 million in net losses associated with these contracts, respectively.

(17) RELATED PARTY TRANSACTIONS

On December 24, 2014, SP Corporate Services LLC (“SP Corporate”), an indirect wholly owned subsidiary of Steel Partners Holdings L.P. (a related party), entered into a Management Services Agreement (the “Management Services Agreement”) with the Company. Pursuant to the Management Services Agreement, SP Corporate will provide the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. The Management Services Agreement was effective as of January 1, 2015.

The Management Services Agreement was approved by a special committee of the Company’s Board of Directors comprised entirely of independent directors (the “Committee”). SP Corporate will be subject to the supervision and control of the Committee while performing its obligations under the Management Services Agreement. The Management Services Agreement provides that the Company will pay SP Corporate a fixed monthly fee of $175,000 in consideration of the Services. The fees payable under the Management Services Agreement are subject to a review and such adjustments as may be agreed upon by SP Corporate and the Company. The Management Services Agreement will continue through June 30, 2015.

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

(19) SEGMENT INFORMATION

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(In thousands )
Net revenue:
Americas	$53,242	$78,787	$135,040	$155,362
Asia	45,493	47,530	88,448	92,920
Europe	40,626	56,751	95,041	117,367
All Other	8,949	10,943	17,225	19,777

	$148,310	$194,011	$335,754	$385,426

Operating income (loss):
Americas	$(139)	$2,080	$1,479	$5,568
Asia	4,677	5,808	8,030	11,659
Europe	(952)	(2,149)	(2,330)	(4,495)
All Other	361	(76)	522	509

Total Segment operating income	3,947	5,663	7,701	13,241
Corporate-level activity	(3,301)	(4,428)	(5,908)	(9,385)

Total operating income	646	1,235	1,793	3,856

Total other income (expense)	(1,853)	581	(1,629)	(231)

Income (loss) from continuing operations before income taxes	$(1,207)	$1,816	$164	$3,625

	January 31,	July 31,
	2015	2014
	(In thousands)
Total assets:
Americas	$54,575	$73,254
Asia	127,067	78,749
Europe	63,120	81,327
All Other	28,312	14,221

Sub-total - segment assets	273,074	247,551
Corporate	183,948	204,095

	$457,022	$451,646

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
	(In thousands)
Supply chain services	$122,972	$169,397	$288,378	$339,547
Aftermarket services	16,389	13,671	30,151	26,102
e-Business services	8,949	10,943	17,225	19,777

	$148,310	$194,011	$335,754	$385,426

As of January 31, 2015, approximately $16.2 million, $3.6 million and $3.9 million of the Company’s long-lived assets were located in the U.S.A., Singapore and Ireland, respectively. As of July 31, 2014, approximately $19.3 million, $4.4 million and $4.7 million of the Company’s long-lived assets were located in the U.S.A., Singapore and Ireland, respectively.

For the three months ended January 31, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $54.3 million, $37.3 million, $14.8 million and $23.1 million, respectively. For the three months ended January 31, 2014, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $79.1 million, $35.5 million, $30.0 million and $22.3 million, respectively.

For the six months ended January 31, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $136.4 million, $72.1 million, $39.9 million and $48.8 million, respectively. For the six months ended January 31, 2014, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $156.5 million, $68.3 million, $54.2 million and $53.0 million, respectively.

(20) FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

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

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs

Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants would price the assets or liabilities

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company’s Trading Securities are estimated using quoted market prices. The Company values foreign exchange forward contracts using observable inputs which primarily consist of an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. The defined benefit plans have 100% of their assets invested in bank-managed portfolios of debt securities and other assets. Conservation of capital with some conservative growth potential is the strategy for the plans. The Company’s pension plans are outside the United States, where asset allocation decisions are typically made by an independent board of trustees. Investment objectives are aligned to generate returns that will enable the plans to meet their future obligations. The Company acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each plan, with final decisions on asset allocation and investment manager made by local trustees.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s financial assets measured at fair value on a recurring basis as of January 31, 2015 and July 31, 2014, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	January 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$40,100	$40,100	$—	$—
Marketable corporate bonds	31,508	31,508	—	—
Money market funds	78,704	78,704	—	—

Liabilities:
Foreign currency contracts	$1,054	$—	$1,054	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2014	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$9,856	$9,856	$—	$—
Marketable corporate bonds	12,937	12,937	—	—
Money market funds	150,626	150,626	—	—

Liabilities:
Foreign currency contracts	$—	$—	$—	$—

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

The following table presents the Company’s debt not carried at fair value:

	As of January 31, 2015		As of July 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	75,560	90,875	73,391	93,750	Level 1

The fair value of our Notes payable represents the value at which our lenders could trade our debt within the financial markets, and does not represent the settlement value of these long-term debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and restatement costs, strategic alternatives and other professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses net, equity in gains (losses) of affiliates and impairments and discontinued operations. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as computer hardware manufacturers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The markets for our services are generally very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. For the three months ended January 31, 2015 and 2014, our gross margin percentage was 11.3% and 11.6% respectively. For the six months ended January 31, 2015 and 2014, our gross margin percentage was 10.6% and 11.6% respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating facilities, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and six months ended January 31, 2015, sales to Hewlett-Packard accounted for approximately 6% and 19% of our net revenue, respectively. For the three and six months ended January 31, 2015, sales to GoPro accounted for approximately 21% and 17% of our net revenue, respectively. Our top ten clients collectively accounted for approximately 75% and 79% of our net revenue for the three and six months ended January 31, 2015. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the three months ended January 31, 2015, the Company reported net revenue of $148.3 million, operating income of $0.6 million, loss from continuing operations before income taxes of $1.2 million and net loss of $1.6 million. For the six months ended January 31, 2015, the Company reported net revenue of $335.8 million, operating income of $1.8 million, income from continuing operations before income taxes of $0.2 million and net loss of $1.3 million. For the three months ended January 31, 2014, the Company reported net revenue of $194.0 million, operating income of $1.2 million, income from continuing operations before income taxes of $1.8 million and net income of $1.1 million. For the six months ended January 31, 2014, the Company reported net revenue of $385.4 million, operating income of $3.9 million, income from continuing operations before income taxes of $3.6 million and net income of $1.7 million. At January 31, 2015, we had cash and cash equivalents of $122.9 million, and working capital of $205.7 million.

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

Results of Operations

Three months ended January 31, 2015 compared to the three months ended January 31, 2014

Net Revenue:

	Three Months Ended January 31, 2015	As a % of Total Net Revenue	Three Months Ended January 31, 2014	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$53,242	35.9%	$78,787	40.6%	$(25,545)	(32.4%)
Asia	45,493	30.7%	47,530	24.5%	(2,037)	(4.3%)
Europe	40,626	27.4%	56,751	29.3%	(16,125)	(28.4%)
All Other	8,949	6.0%	10,943	5.6%	(1,994)	(18.2%)

Total	$148,310	100.0%	$194,011	100.0%	$(45,701)	(23.6%)

Net revenue decreased by approximately $45.7 million during the three months ended January 31, 2015, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a major computing market client. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended January 31, 2015. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $17.9 million during the second quarter of fiscal year 2015, as compared to $12.6 million during the second quarter of fiscal year 2014. The increase in revenue from new programs was primarily due to new programs in the consumer products markets. Base business, is defined as client programs that have been executed for 12 months or more.

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

During the three months ended January 31, 2015, net revenue in the Americas region decreased by approximately $25.5 million. This decrease resulted primarily from lower order volumes from a major computing market client. Within the Asia region, the net revenue decrease of approximately $2.0 million primarily resulted from lower order volumes from a few computing and software market clients, offset by higher revenue from consumer electronics clients. Within the Europe region, net revenue decreased by approximately $16.1 million primarily due to lower volumes from a major computing market client. Net revenue for All Other decreased by approximately $2.0 million primarily due to lower revenue from a consumer electronics client.

Cost of Revenue:

	Three Months Ended January 31, 2015	As a % of Segment Net Revenue	Three Months Ended January 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$49,529	93.0%	$72,947	92.6%	$(23,418)	(32.1%)
Asia	36,572	80.4%	35,271	74.2%	1,301	3.7%
Europe	37,732	92.9%	53,162	93.7%	(15,430)	(29.0%)
All Other	7,883	88.1%	10,051	91.8%	(2,168)	(21.6%)

Total	$131,716	88.8%	$171,431	88.4%	$(39,715)	(23.2%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended January 31, 2015 included materials procured on behalf of our clients of $74.5 million, or 50.3% of consolidated net revenue, as compared to $115.3 million, or 59.4% of consolidated net revenue for the same period in the prior year, a decrease of $40.7 million. Total cost of revenue decreased by $39.7 million for the three months ended January 31, 2015, as compared to the three months ended January 31, 2014, due to the decline in cost of materials associated with a major computing market client offset by an increase in costs associated with labor.

Gross margin for the second quarter of fiscal 2015 decreased to 11.2% from 11.6% in the prior year quarter, primarily as a result of decline in revenues, offset partially with the decline in cost of materials. For the three months ended January 31, 2015, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 7.0%, 19.6% and 7.1%, as compared to 7.4%, 25.8% and 6.3%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended January 31, 2015.

In the Americas, the 0.4 percentage point decrease in gross margin, from 7.4% to 7.0%, resulted from cost reductions in the Americas that were not enough to offset the impact on gross margin of lower net revenues. In Asia, the 6.2 percentage point decrease in gross margin, from 25.8% to 19.6%, was primarily the result of increased labor costs and reduction in revenues. In Europe, the 0.8 percentage point improvement in gross margin, from 6.3% to 7.1%, resulted from cost reductions. The gross margin for All other, which is comprised primarily of e-Business, was 11.9% for the three months ended January 31, 2015 as compared to 8.2% for the same period of the prior year. This increase of 3.7 percentage points was due to lower labor and material costs offset partially by the decrease in revenues.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2015	As a % of Segment Net Revenue	Three Months Ended January 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3,374	6.3%	$3,292	4.2%	$82	2.5%
Asia	4,104	9.0%	6,148	12.9%	(2,044)	(33.2%)
Europe	3,397	8.4%	5,005	8.8%	(1,608)	(32.1%)
All Other	463	5.2%	699	6.4%	(236)	(33.8%)

Sub-total	11,338	7.6%	15,144	7.8%	(3,806)	(25.1%)
Corporate-level activity	3,301	—	4,428	—	(1,127)	(25.5%)

Total	$14,639	9.9%	$19,572	10.1%	$(4,933)	(25.2%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended January 31, 2015 decreased by approximately $4.9 million compared to the three-month period ended January 31, 2014, primarily as a result of reduced employee-related costs ($2.1 million), professional fees ($1.7 million), including audit fees and various costs related to the financial restatement and a reduction in depreciation expense ($1.0 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended January 31, 2015.

Amortization of Intangible Assets:

	Three Months Ended January 31, 2015	As a % of Segment Net Revenue	Three Months Ended January 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$26	0.0%	$38	0.0%	$(12)	(31.6%)
All Other	242	2.7%	242	2.2%	—	0.0%

Total	$268	0.2%	$280	0.1%	$(12)	(4.3%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Long-lived Assets:

During the three month period ended January 31, 2014 the Company determined that the carrying value of an owned facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value. No impairment charges were recorded during the three month period ended January 31, 2015.

Restructuring, net:

	Three Months Ended January 31, 2015	As a % of Segment Net Revenue	Three Months Ended January 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$452	0.8%	$430	0.5%	$22	5.1%
Asia	140	0.3%	303	0.6%	(163)	(53.8%)
Europe	449	1.1%	233	0.4%	216	92.7%
All Other	—	0.0%	27	0.2%	(27)	(100.0%)

Total	$1,041	0.7%	$993	0.5%	$48	4.8%

The $1.0 million restructuring charge recorded during the three months ended January 31, 2015 primarily consisted of $0.4 million, $0.1 million and $0.5 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 72 employees in our global supply chain operations. The estimated savings on an annualized basis expected to result from these actions is approximately $2.2 million.

The $1.0 million restructuring charge recorded during the three months ended January 31, 2014 primarily consisted of approximately $0.4 million, $0.3 million and $0.3 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 35 employees in our global supply chain operations.

Interest Income/Expense:

During the three months ended January 31, 2015 and 2014, interest income was $0.4 million and $0.1 million, respectively. The increase in interest income is attributable to the acquisition of the Trading Securities during the previous quarters.

During the three months ended January 31, 2015 and 2014, interest expense totaled approximately $2.6 million and $0.2 million, respectively. In the current quarter, the interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014. In the prior year, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

During the three months ended January 31, 2015, the Company recognized $0.4 million in net non-cash losses associated with its Trading Securities and recognized $0.8 million in net losses associated with short-term foreign currency contracts. In addition to this, the Company recorded foreign exchange gains of approximately $1.7 million during the three months ended January 31, 2015. These net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.3 million, $1.1 million and $0.3 million in the Americas, Europe and the All Other reporting segment, respectively.

The Company recorded foreign exchange gains of approximately $1.0 million during the three months ended January 31, 2014. These net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.2 million and $1.0 million in the Americas and Europe, respectively.

Impairment of Investments in Affiliates:

During the three months ended January 31, 2015, the Company did not record any impairment charges related to an investment in the @Ventures portfolio of companies. During the three months ended January 31, 2014, the Company recorded $0.2 million in impairment charges related to an investment in the @Ventures portfolio of companies. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $7.2 million of investments in affiliates at January 31, 2015 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.7 million to $1.4 million.

Income Tax Expense:

During the three months ended January 31, 2015, the Company recorded income tax expense of approximately $0.6 million, as compared to income tax expense of $0.8 million for same period in the prior fiscal year. For the three months ended January 31, 2015 and 2014, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

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

During the three months ended January 31, 2015 there were $0.2 million in equity gains in affiliates. During the three months ended January 31, 2014, there were no equity gains or losses in affiliates recorded. During the three months ended January 31, 2015, the Company received $0.4 million in distributions from its investments in affiliates. No distributions were received during the three months ended January 31, 2014.

Results of Operations

Six months ended January 31, 2015 compared to the six months ended January 31, 2014

Net Revenue:

	Six Months Ended January 31, 2015	As a % of Total Net Revenue	Six Months Ended January 31, 2014	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$135,040	40.2%	$155,362	40.3%	$(20,322)	(13.1%)
Asia	88,448	26.3%	92,920	24.1%	(4,472)	(4.8%)
Europe	95,041	28.3%	117,367	30.5%	(22,326)	(19.0%)
All Other	17,225	5.2%	19,777	5.1%	(2,552)	(12.9%)

Total	$335,754	100.0%	$385,426	100.0%	$(49,672)	(12.9%)

Net revenue decreased by approximately $49.7 million during the six months ended January 31, 2015, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a major computing market client. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the six months ended January 31, 2015. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $30.9 million during the six months ended January 31, 2015, as compared to $26.5 million during the six months ended January 31, 2014. The increase in revenue from new programs was primarily due to the addition of client programs associated with consumer electronics markets. Base business is defined as client programs that have been executed for 12 months or more.

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

During the six months ended January 31, 2015, net revenue in the Americas region decreased by approximately $20.3 million. This decrease occurred primarily as a result of lower volumes from a major computing market client partially offset by increased revenue from a consumer electronics client. Within the Asia region, the net revenue decrease of approximately $4.5 million primarily resulted from lower volumes from a few computing and software markets clients partially offset by increased revenue from a consumer electronics client. Within the Europe region, net revenue decreased by approximately $22.3 million primarily resulted from lower volumes from computing and consumer electronics markets clients, partially offset by increased revenue from a consumer electronics client. Net revenue for All Other decreased by approximately $2.6 million, primarily due to lower revenues from consumer electronics and computing markets clients.

Cost of Revenue:

	Six Months Ended January 31, 2015	As a % of Segment Net Revenue	Six Months Ended January 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$125,562	93.0%	$142,643	91.8%	$(17,081)	(12.0%)
Asia	70,864	80.1%	69,706	75.0%	1,158	1.7%
Europe	88,700	93.3%	111,002	94.6%	(22,302)	(20.1%)
All Other	15,196	88.2%	17,500	88.5%	(2,304)	(13.2%)

Total	$300,322	89.4%	$340,851	88.4%	$(40,529)	(11.9%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the six months ended January 31, 2015 included materials procured on behalf of our clients of $189.9 million, or 56.6% of consolidated net revenue, as compared to $228.9 million, or 59.4% of consolidated net revenue for the same period in the prior year, a decrease of $38.9 million. Total cost of revenue decreased by $40.5 million for the six months ended January 31, 2015, as compared to the six months ended January 31, 2014, primarily due to the decline in cost of materials associated with a major computing market client and the reduction in other costs of revenues primarily due to restructuring activities.

Gross margin decreased to 10.6% for the six months ended January 31, 2015, from 11.6% for the six months ended January 31, 2014, primarily as a result of reduction in revenue, partially offset by the reduction in cost of materials. For the six months ended January 31, 2015, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 7.0%, 19.9% and 6.7%, as compared to 8.2%, 25.0% and 5.4%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the six months ended January 31, 2015.

In the Americas, the 1.2 percentage point decrease in gross margin, from 8.2% to 7.0%, resulted from higher labor costs, partially offset by lower costs of materials. In Asia, the 5.1 percentage point decrease, from 25.0% to 19.9% was primarily the result of increased labor costs and a reduction in revenues. In Europe, the 1.3 percentage point improvement in gross margin, from 5.4% to 6.7%, resulted from the favorable impact of cost reductions. The gross margin for All other, which is comprised primarily of e-Business, was 11.8% for the six months ended January 31, 2015 as compared to 11.5% for the same period of the prior year. This improvement of 0.3 percentage points was due to lower labor and material costs offset partially by the decrease in revenues.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2015	As a % of Segment Net Revenue	Six Months Ended January 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$7,081	5.2%	$6,478	4.2%	$603	9.3%
Asia	8,909	10.1%	11,130	12.0%	(2,221)	(20.0%)
Europe	7,240	7.6%	9,440	8.0%	(2,200)	(23.3%)
All Other	1,023	5.9%	1,254	6.3%	(231)	(18.4%)

Sub-total	24,253	7.2%	28,302	7.3%	(4,049)	(14.3%)
Corporate-level activity	5,908	—	9,385	—	(3,477)	(37.0%)

Total	$30,161	9.0%	$37,687	9.8%	$(7,526)	(20.0%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the six months ended January 31, 2015 decreased by approximately $7.5 million compared to the six-month period ended January 31, 2014, primarily as a result of reduced employee-related costs ($3.3 million) related to restructuring, professional fees ($3.3 million) including audit fees and various costs related to the financial restatement and a reduction in depreciation expense ($0.9 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the six months ended January 31, 2015.

Amortization of Intangible Assets:

	Six Months Ended January 31, 2015	As a % of Segment Net Revenue	Six Months Ended January 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$52	0.0%	$76	0.0%	$(24)	(31.6%)
All Other	484	2.8%	484	2.4%	—	0.0%

Total	$536	0.2%	$560	0.1%	$(24)	(4.3%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The remaining intangible assets are being amortized over lives ranging from 1 to 4 years.

Impairment of Long-lived Assets:

During the six-month period ended January 31, 2014 the Company determined that the carrying value of an owned facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value. No impairment charges were recorded during the six-month period ended January 31, 2015.

Restructuring, net:

	Six Months Ended January 31, 2015	As a % of Segment Net Revenue	Six Months Ended January 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$866	0.6%	$597	0.4%	$269	45.1%
Asia	645	0.7%	425	0.5%	220	51.8%
Europe	1,431	1.5%	920	0.8%	511	55.5%
All Other	—	0.0%	30	0.2%	(30)	(100.0%)

Total	$2,942	0.9%	$1,972	0.5%	$970	49.2%

The $2.9 million restructuring charge recorded during the six months ended January 31, 2015 primarily consisted of approximately $0.9 million, $0.7 million, and $1.4 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 165 employees in our global supply chain operations. The estimated savings on an annualized basis expected to result from these actions is approximately $6.3 million.

The $2.0 million restructuring charge recorded during the six months ended January 31, 2014 primarily consisted of approximately $0.6 million $0.4 million, and $0.9 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 84 employees in our global supply chain operations.

Interest Income/Expense:

During the six months ended January 31, 2015 and 2014, interest income was $0.4 million and $0.2 million, respectively. The increase in interest income is attributable to the acquisition of the Trading Securities during the previous quarters.

During the six months ended January 31, 2015 and 2014, interest expense totaled approximately $5.3 million and $0.4 million, respectively. During the current year, the interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014. In the prior year, interest expense related primarily to the Company’s stadium obligation.

Other Gains (Losses), net:

During the six months ended January 31, 2015, the Company recognized $2.1 million in net non-cash gains associated with its Trading Securities. In addition to this, during the six months ended January 31, 2015, the Company recognized $1.1 million in net losses associated with short-term foreign currency contracts. The Company also recorded foreign exchange gains of approximately $2.4 million during the six months ended January 31, 2015. These net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.4 million and $2.1 million in the Americas and Europe, respectively.

During the six months ended January 31, 2014, the Company had gains on sales of fixed assets of $0.4 million. The Company also recorded foreign exchange losses of approximately $0.2 million during the six months ended January 31, 2014. These net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.5 million in Asia, offset by realized and unrealized gains of approximately $0.2 million and $0.3 million in the Americas and Europe, respectively.

Impairment of Investments in Affiliates:

During the six months ended January 31, 2015, no impairment charges were recorded in the Company’s investments in the @Ventures portfolio of companies. During the six months ended January 31, 2014, the Company recorded $0.2 million in impairment charges related to its investment in the @Ventures portfolio of companies. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $7.2 million of investments in affiliates at January 31, 2015 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.7 million to $1.4 million.

Income Tax Expense:

During the six months ended January 31, 2015, the Company recorded income tax expense of approximately $1.7 million. During the six months ended January 31, 2014, the Company recorded income tax expense of approximately $1.9 million. For the six months ended January 31, 2015 and 2014, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Equity in Gains (Losses) of Affiliates:

Equity in losses of affiliates results from the Company’s minority ownership in certain investments through its @Ventures portfolio that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in gains (losses) of affiliates was $0.2 million and $(0.1) million for the six months ended January 31, 2015 and 2014, respectively.

During the six months ended January 31, 2015, the Company received a distribution from its investments in the amount of $0.4 million. No distributions were received during the six months ended January 31, 2014.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of January 31, 2015, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $122.9 million. As of January 31, 2015, the Company had approximately $29.2 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $3.8 million is considered permanently invested due to certain restrictions under local laws, and $25.4 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. As of January 31, 2015 the Company did not have any balance outstanding on the Credit Agreement. As of July 31, 2014, the Company had $4.5 million outstanding on the Credit Agreement.

Consolidated working capital was $205.6 million at January 31, 2015, compared with $207.2 million at July 31, 2014. Included in working capital were cash and cash equivalents of $122.9 million at January 31, 2015 and $183.5 million at July 31, 2014.

Net cash provided by operating activities of continuing operations was $19.5 million for the six months ended January 31, 2015, as compared to $0.5 million in the prior year period. The $18.9 million increase in net cash used in operating activities of continuing operations as compared with the same period in the prior year was due to the decrease in inventory related to the exit of a program by a client in the computing market offset by increased working capital requirements as a result of seasonal activity. During the six months ended January 31, 2015, non-cash items within net cash provided by operating activities included depreciation expense of $4.7 million, share-based compensation of $0.9 million, amortization of intangible assets of $0.5 million, amortization of deferred financing costs of $0.3 million, accretion of debt discount of $2.1 million, non-operating gains, net, of $3.2 million and equity in gains of affiliates and impairment of $0.2 million. During the six months ended January 31, 2014, non-cash items within net cash provided by operating activities included depreciation expense of $6.6 million, share-based compensation of $1.2 million, amortization of intangible assets of $0.6 million, impairment of long-lived assets of $0.5 million, amortization of deferred financing costs of $0.2 million, non-operating gain, net, of $0.2 million and equity in losses of affiliates and impairments of $0.3 million.

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

Investing activities of continuing operations used cash of $72.8 million and $2.1 million during the six months ended January 31, 2015 and 2014, respectively. The $72.8 million of cash used in investing activities during the six months ended January 31, 2015 was comprised of $69.2 million in purchase of Trading Securities and $3.8 million in capital expenditures. The $2.1 million of cash used in investing activities during the six months ended January 31, 2014 was comprised of $1.7 million in capital expenditures and $0.4 million of investments in affiliates.

Cash flows used in financing activities of continuing operations during the six months ended January 31, 2015 primarily related to the $4.5 million in net repayments for the Company’s revolving line of credit.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2014 and January 31, 2015. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.2 million as of January 31, 2015. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2015, the Company had no recorded liabilities with respect to these arrangements.

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

During the six months ended January 31, 2015, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

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

Interest Rate Risk

Effective as of April 16, 2014, the Company voluntarily terminated its Wells Fargo Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of January 31, 2015. As of January 31, 2015 the Company did not have any balance outstanding on the PNC Bank credit facility. As of July 31, 2014, the Company had $4.5 million outstanding on the PNC Bank credit facility.

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

Investment Risk

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. As of January 31, 2015 the Company had $71.6 million in investments in trading securities. Had the market price of such securities been 10% lower at January 31, 2015, the aggregate value of such securities would have been $7.2 million lower.

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

During the quarter ended October 31, 2014, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of January 31, 2015, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $19.8 million. As of January 31, 2015, the fair value of the Company’s short-term foreign currency contracts was $1.1 million and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the six months ended January 31, 2015, the Company recognized $1.1 million in net losses associated with these contracts.

Revenues from our foreign operating segments accounted for approximately 54.6% of total revenues during both the six months ended January 31, 2015 and 2014. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended January 31, 2015 and 2014, we recorded a foreign currency translation loss of approximately $4.5 million and $2.1 million, respectively. For the six months ended January 31, 2015 and 2014, we recorded a foreign currency translation loss of approximately $7.2 million and $0.1 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three and six months ended January 31, 2015, we recorded net realized and unrealized foreign currency transaction and remeasurement gains of approximately $1.7 million and $2.4 million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of operations in the normal course of business, which we consider routine and incidental to our business. An unfavorable outcome that differs materially from current reserve estimates for one or more of the matters described in Note 10 could have a material adverse effect on the company’s financial position as well as its results of operations and cash flows.

Item 1A.	Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended July 2014. In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” discussed in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended January 31, 2015:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2014—November 30, 2014	215	(1)	$5.28	—	$—
December 1, 2014—December 31, 2014	—	(1)	$—	—	—
January 1, 2015—January 31, 2015	—	(1)	$—	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: March 12, 2015

	By:	/S/ JOSEPH B. SHERK
Joseph B. Sherk Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

3.1	Amendment to the Restated Certificate of Incorporation. incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 5, 2015.

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Reverse Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed January 22, 2015.

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Forward Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed January 22, 2015.

4.1	Amendment No. 3, dated December 31, 2014, to Tax Benefit Preservation Plan between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 5, 2015.

4.2	Specimen Certificate of Common Stock of the Registrant, incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed January 22, 2015.

10.1	Amendment No. 1 to Settlement Agreement, dated January 5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd. incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 5, 2015.

10.2	Management Services Agreement, dated as of January 1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 31, 2014.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2015 and July 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended January 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months ended January 31, 2015 and 2014 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended January 31, 2015 and 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.