Form 10-Q
period 2015-04-30
ModusLink Global Solutions Inc
filed 2015-06-08
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of May 31, 2015, there were 52,269,680 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share and share amounts)

(unaudited)

	April 30, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$151,425	$183,515
Trading securities	74,835	22,793
Accounts receivable, trade, net of allowance for doubtful accounts of $54 and $63 at April 30, 2015 and July 31, 2014, respectively	121,689	123,948
Inventories	65,746	65,269
Prepaid expenses and other current assets	25,180	10,243

Total current assets	438,875	405,768
Property and equipment, net	23,764	25,126
Investments in affiliates	2,278	7,172
Goodwill	3,058	3,058
Other intangible assets, net	—	667
Other assets	7,600	9,855

Total assets	$475,575	$451,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,001	$105,045
Accrued restructuring	2,469	2,246
Accrued expenses	37,608	39,544
Other current liabilities	36,733	51,759

Total current liabilities	238,811	198,594

Long-term portion of accrued restructuring	—	39
Notes payable	76,696	73,391
Other long-term liabilities	8,022	8,004

Long-term liabilities	84,718	81,434

Total liabilities	323,529	280,028

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at April 30, 2015 and July 31, 2014	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 52,190,790 issued and outstanding shares at April 30, 2015; 52,100,763 issued and outstanding shares at July 31, 2014	522	521
Additional paid-in capital	7,451,879	7,450,541
Accumulated deficit	(7,306,852)	(7,293,412)
Accumulated other comprehensive income	6,497	13,968

Total stockholders’ equity	152,046	171,618

Total liabilities and stockholders’ equity	$475,575	$451,646

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net revenue	$106,234	$173,274	$441,988	$558,700
Cost of revenue	97,222	157,575	397,544	498,426

Gross profit	9,012	15,699	44,444	60,274

Operating expenses
Selling, general and administrative	14,439	17,100	44,600	54,787
Amortization of intangible assets	131	269	667	829
Impairment of long-lived assets	—	—	—	500
Restructuring, net	1,994	3,468	4,936	5,440

Total operating expenses	16,564	20,837	50,203	61,556

Operating loss	(7,552)	(5,138)	(5,759)	(1,282)

Other income (expense):
Interest income	247	159	666	326
Interest expense	(2,613)	(2,049)	(7,899)	(2,461)
Other gains, net	3,523	(507)	6,761	(316)
Impairment of investments in affiliates	(5,017)	(1,243)	(5,017)	(1,420)

Total other income (expense)	(3,860)	(3,640)	(5,489)	(3,871)

Loss from continuing operations before income taxes	(11,412)	(8,778)	(11,248)	(5,153)
Income tax expense	694	700	2,400	2,590
Equity in (gains) losses of affiliates, net of tax	—	—	(208)	134

Loss from continuing operations	(12,106)	(9,478)	(13,440)	(7,877)
Discontinued operations, net of income taxes:
Income from discontinued operations	—	—	—	80

Net loss	$(12,106)	$(9,478)	$(13,440)	$(7,797)

Basic and diluted net income per share:
Loss from continuing operations	$(0.23)	$(0.18)	$(0.26)	$(0.15)
Income from discontinued operations	—	—	—	—

Net loss	$(0.23)	$(0.18)	$(0.26)	$(0.15)

Weighted average common shares used in:
Basic earnings per share	51,750	51,498	51,917	51,502
Diluted earnings per share	51,750	51,498	51,917	51,502

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net loss	$(12,106)	$(9,478)	$(13,440)	$(7,797)

Other comprehensive income:
Foreign currency translation adjustment	493	1,277	(6,661)	1,219
Pension liability adjustments, net of tax	—	(1,164)	(811)	(914)
Net unrealized holding gain on securities, net of tax	7	11	1	7

Other comprehensive income (loss)	500	124	(7,471)	312

Comprehensive loss	$(11,606)	$(9,354)	$(20,911)	$(7,485)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended April 30,
	2015	2014
Cash flows from operating activities of continuing operations:
Net loss	$(13,440)	$(7,797)
Income from discontinued operations	—	80

Loss from continuing operations	(13,440)	(7,877)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	6,632	10,198
Amortization of intangible assets	667	829
Amortization of deferred financing costs	415	1,113
Accretion of debt discount	3,305	418
Impairment of long-lived assets	—	500
Share-based compensation	1,297	1,663
Non-operating (gains) losses, net	(6,761)	316
Equity in (gains) losses of affiliates and impairments	4,809	1,554
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,519)	3,876
Inventories	(4,030)	(343)
Prepaid expenses and other current assets	(15,589)	(1,927)
Accounts payable, accrued restructuring and accrued expenses	57,611	(9,008)
Refundable and accrued income taxes, net	2,993	243
Other assets and liabilities	16,929	(2,144)

Net cash provided by (used in) operating activities of continuing operations	51,319	(589)

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(6,894)	(3,142)
Purchase of trading securities	(69,221)	—
Investments in affiliates	(323)	(584)
Proceeds from investments in affiliates	408	—

Net cash used in investing activities of continuing operations	(76,030)	(3,726)

Cash flows from financing activities of continuing operations:
Repayments on capital lease obligations	(151)	(81)
Net repayments of revolving line of credit	(4,453)	—
Proceeds from issuance of common stock	42	505
Proceeds from issuance of convertible notes, net of transaction costs of $3,430	—	96,570

Net cash provided by (used in) financing activities of continuing operations	(4,562)	96,994

Cash flows from discontinued operations:
Operating cash flows	—	(324)

Net cash used in discontinued operations	—	(324)

Net effect of exchange rate changes on cash and cash equivalents	(2,817)	283

Net decrease in cash and cash equivalents	(32,090)	92,638
Cash and cash equivalents at beginning of period	183,515	77,916

Cash and cash equivalents at end of period	$151,425	$170,554

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2014, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2014. The results for the three and nine months ended April 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended April 30, 2015, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

During the quarter ended January 31, 2015, the Company commenced a reverse split of the Company’s common stock, immediately followed by a forward stock split of the Company’s common stock, which was intended to reduce the costs associated with servicing stockholder accounts holding relatively small numbers of shares of the Company’s common stock. The ratio for the reverse stock split as approved by the Company’s Board of Directors, and by the Company’s stockholders at the December 9, 2014 Annual Meeting of Stockholders, was fixed at 1-for-100 and the ratio for the forward stock split was fixed at 100-for-1. The reverse/forward split did not change the authorized number of shares of Common Stock or in the par value of such shares. No fractional shares were issued in connection with the reverse/forward split.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment. This ASU defines a discontinued operation as a component or group of components that is disposed of or meets the criteria as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU requires additional disclosures about discontinued operations and new disclosures for components of an entity that are held for sale or disposed of and are individually significant but do not qualify for presentation as a discontinued operation. The requirements are effective prospectively starting with our first quarter of fiscal year 2016, and is related to presentation only. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. The Company made the decision to early-adopt this ASU and its adoption did not have a material effect on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements — Going Concern (Subtopic 205-40), which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for the Company as of December 15, 2016. The new guidance is not anticipated to have an effect on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01 Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which simplifies income statement classification by removing the concept of extraordinary items from US GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. This ASU will be effective for the Company beginning in the first quarter of fiscal 2016 and early adoption is permitted. The adoption of this guidance is not anticipated to have an impact on the Company’s financial position and results of operations.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810), Amendments to Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU will be effective for the Company beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company will assess the impact of this standard on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This ASU will be effective for the Company beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company will assess the impact of this standard on its financial statements.

(4) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by both the moving average and the first-in, first-out methods. Materials that the Company procures on behalf of its clients that are included in inventory typically include materials such as compact discs, printed materials, manuals, labels, hardware accessories, flash memory, consumer packaging, shipping boxes and labels, phone chassis, power cords and cables for client-owned electronic devices.

Inventories consisted of the following:

	April 30, 2015	July 31, 2014
	(In thousands)
Raw materials	$58,184	$51,179
Work-in-process	567	910
Finished goods	6,995	13,180

	$65,746	$65,269

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

(5) INVESTMENTS

Trading securities

Near the end of the quarter ended July 31, 2014, the Company acquired $12.9 million in convertible debentures of a publicly traded entity. At this time, the Company is uncertain with respect to the holding period of these securities, therefore these securities are classified as trading securities. These trading securities offer higher yields than are currently available from money market securities or other equivalent investments. As of July 31, 2014, the trades associated with these securities had not settled and, as such, the payment associated with the acquisition of these securities had not been made. As of July 31, 2014, the liability associated with this payment is classified under other current liabilities on our balance sheet. Additionally, near the end of the quarter ended July 31, 2014 the Company acquired $9.9 million in common stock of a publicly traded entity. As of July 31, 2014, most of the trades associated with these securities had not settled and, as such, $9.4 million of the payment associated with the acquisition of these securities had not been made. The liability associated with these payments is classified under other current liabilities on our balance sheet as of July 31, 2014. Unrealized gains and losses associated with these securities were immaterial for the fiscal year ended July 31, 2014.

During the quarter ended October 31, 2014, the Company continued its investing activities and acquired additional convertible debentures of a publicly traded entity and acquired additional common stock of a publicly traded entity. No acquisition of trading securities was made subsequent to the quarter ended October 30, 2014. As of April 30, 2015, the Company had $74.8 million in investments in trading securities, $36.9 million of which were the publicly traded convertible debentures. The Company’s purchases of the publicly traded convertible debentures were on the open market. The chairman of the board of the company issuing the publicly traded convertible debentures is also the chairman of the board of ModusLink Global Solutions, Inc. The trading securities were classified within Level 1 of the fair value hierarchy.

@Ventures

The Company maintains interests in several early-stage privately held technology companies primarily through its interests in two venture capital funds which invest as “@Ventures.” These investments are generally made in connection with a round of financing with other third-party investors.

During the three and nine months ended April 30, 2015, approximately $0.1 million and $0.3 million was invested by the Company in privately held companies, respectively. During the three and nine months ended April 30, 2014, approximately $0.2 million and $0.6 million was invested by the Company in privately held companies, respectively. During the three and nine months ended April 30, 2015, the Company recorded a $5.0 million impairment charge related to an investment in the @Ventures portfolio of companies. During the three and nine months ended April 30, 2014, the Company recorded $1.2 million and $1.4 million in impairment charges related to investments in the @Ventures portfolio of companies, respectively. During the three and nine months ended April 30, 2015, the Company had $29 thousand and $0.4 million in distributions from its investments, respectively. The Company did not receive any distributions from its investments during the three and nine months ended April 30, 2014. At April 30, 2015 and July 31, 2014, the Company’s carrying value of investments in privately held companies was approximately $2.3 million and $7.2 million, respectively.

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

The Company’s remaining goodwill of $3.1 million as of April 30, 2015 and July 31, 2014 relates to the Company’s e-Business reporting unit. There were no indicators of impairment identified related to the Company’s e-Business reporting unit during the three and nine months ended April 30, 2015.

(7) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	April 30, 2015	July 31, 2014
	(In thousands)

Accrued pricing liabilities	$18,882	$19,301
Unsettled trading securities liabilities	—	22,430
Line of credit liability	—	4,453
Funds held for clients	7,948	—
Other	9,903	5,575

	$36,733	$51,759

As of April 30, 2015 and July 31, 2014, the Company had accrued pricing liabilities of approximately $18.9 million and $19.3 million, respectively. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at April 30, 2015 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(8) RESTRUCTURING, NET

Restructuring and other costs for the three and nine months ended April 30, 2015 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2016. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by August 2015.

The $2.0 million restructuring charge recorded during the three months ended April 30, 2015 primarily consisted of $0.3 million and $1.7 million of employee-related costs in Asia and Europe, respectively, related to the workforce reduction of 63 employees in our global supply chain operations. The $1.0 million restructuring charge recorded during the three months ended January 31, 2015 primarily consisted of $0.4 million, $0.1 million and $0.5 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 72 employees in our global supply chain operations. The $1.9 million restructuring charge recorded during the three months ended October 31, 2014 primarily consisted of $0.4 million, $0.5 million and $1.0 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 93 employees in our global supply chain.

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

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the nine months ended April 30, 2015:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2014	$1,687	$598	$2,285

Restructuring charges	4,876	267	5,143
Restructuring adjustments	(151)	(56)	(207)
Cash paid	(4,013)	(540)	(4,553)
Non-cash adjustments	(129)	(70)	(199)

Accrued restructuring balance at April 30, 2015	$2,270	$199	$2,469

	Americas	Asia	Europe	All Other	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2014	$195	$274	$1,750	$66	$2,285

Restructuring charges	1,026	960	3,157	—	5,143
Restructuring adjustments	(160)	(54)	7	—	(207)
Cash paid	(633)	(1,017)	(2,893)	(10)	(4,553)
Non-cash adjustments	—	(12)	(187)	—	(199)

Accrued restructuring balance at April 30, 2015	$428	$151	$1,834	$56	$2,469

The net restructuring charges for the three and nine months ended April 30, 2015 and 2014 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(In thousands)

Cost of revenue	$1,873	$2,207	$4,524	$3,580
Selling, general and administrative	121	1,261	412	1,860

	$1,994	$3,468	$4,936	$5,440

(9) DEBT

Notes Payable

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date.

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three and nine months ended April 30, 2015.

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

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) are capitalized as a long-term asset on the Company’s balance sheet and amortized as additional interest expense over the term of the Notes. This amount has been classified as long-term as the underlying debt instrument has been classified as a long-term liability in the Company’s balance sheet. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital. The fair value of our Notes payable, calculated as of the closing price of the traded securities, was $90.8 million and $93.8 million as of April 30, 2015 and July 31, 2014, respectively. This value does not represent the settlement value of these long-term debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of April 30, 2015, the net carrying value of the Notes was $76.7 million.

	April 30, 2015	July 31, 2014
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$27,177	$27,177

Principal amount of Notes	$100,000	$100,000
Unamortized debt discount	(23,304)	(26,609)

Net carrying amount	$76,696	$73,391

As of April 30, 2015, the remaining period over which the unamortized discount will be amortized is 46 months.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(In thousands)

Interest expense related to contractual interest coupon	$1,313	$680	$3,939	$680
Interest expense related to accretion of the discount	1,136	418	3,305	418
Interest expense related to debt issuance costs	100	51	288	51

	$2,549	$1,149	$7,532	$1,149

During the three and nine months ended April 30, 2015, we recognized interest expense of $2.5 million and $7.5 million, respectively. During the three and nine months ended April 30, 2014, we recognized interest expense of $1.1 million. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the debt discount, is 14.04%. The notes bear interest at a rate of 5.25%.

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

On March 13, 2014, the Company entered into a Second Amendment to Credit Facility, which amended the Company’s Credit Agreement, dated as of October 31, 2012, as amended by the First Amendment to Credit Agreement dated December 18, 2013. The Amendment modified certain provisions of the Credit Agreement that would have restricted or otherwise affected the issuance of the Notes and the use of proceeds therefrom, the conversion of the Notes into common stock of the Company, and the payment of interest on the Notes. Effective as of April 16, 2014, the Company voluntarily terminated the Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of April 30, 2015.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the three months ended April 30, 2015, the Company did not meet the criteria that would cause its financial covenants to be effective. As of April 30, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility. As of July 31, 2014, the Company had $4.5 million outstanding on the PNC Bank credit facility. This balance is included in other current liabilities on the consolidated balance sheet.

(10) CONTINGENCIES

On February 15, 2012, the staff of the Division of Enforcement of the SEC initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. We have been cooperating fully with the investigation. In the third quarter of fiscal 2015, we recorded a charge of $1.5 million with respect to this matter. The Company believes that any resolution of this matter would include monetary penalties and other relief within the SEC’s authority. There can be no assurance that we will be able to reach a settlement with the SEC or that the amount of monetary penalties agreed in any settlement will not exceed the accrued conditions of any potential settlement.

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

Each of the Securities Actions purports to be brought on behalf of those persons who purchased shares of the Company between September 26, 2007 through and including June 8, 2012 (the “Class Period”) and alleges that failure to timely disclose the issues raised in the June 11, 2012 Announcement during the Class Period rendered defendants’ public statements concerning the Company’s financial condition materially false and misleading in violation of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. On February 11, 2013, plaintiffs filed a consolidated amended complaint in the Securities Actions. The Company moved to dismiss the amended complaint on March 11, 2013. On March 26, 2014, following a November 8, 2013 hearing, the Court denied the Company’s motion to dismiss, and, on May 26, 2014, the Company answered the Amended Complaint. In October 2014, the parties agreed to a stipulation for a proposed $4 million class settlement to be covered by insurance proceeds, subject to Court approval. On November 24, 2014, the Court entered an order preliminarily approving the proposed settlement, certification of the settlement class, and provision of notice of the settlement to the settling class. The Court held a final approval hearing for the settlement on March 11, 2015, and on March 15, 2015 the Court entered the order and final judgment concluding this matter.

On October 15, 2014, a Company shareholder commenced a purported derivative action in the Court of Chancery of the State of Delaware against the Company, entitled Mohammad Ladjevardian v. Anthony Bergamo, Jeffrey J. Fenton, Glen M. Kassan, Warren G. Lichtenstein, Jeffrey S. Wald, and Philip E. Lengyel, Steel Partners Holdings L.P., Handy & Harman Ltd.; Defendants, And ModusLink Global Solutions, Inc., Nominal Defendant, C.A. No. 10237-VCL , and Steel Partners Holdings L.P. (“Steel”) Handy & Harman Ltd. The Plaintiff alleges that the individual Defendants breached their fiduciary duties to the Company, unjust enrichment, duty of disclosure, waste of corporate assets and aiding and abetting such breaches. On November 6, 2014, Defendants moved to dismiss the Complaint for (i) failure to make a pre-suit demand upon the Board or sufficiently plead demand futility, and (ii) failure to state a claim upon which relief may be granted. The parties stipulated that all discovery concerning claims asserted in the Complaint shall be stayed pending resolution of the Motion to Dismiss. Oral arguments on the Motion to Dismiss are scheduled for July 13, 2015. Although there can be no assurance to the ultimate outcome, the Company believes it has meritorious defense, will deny liability, and intends to defend this litigation vigorously.

On July 18, 2014, Scott R. Crawley (“Crawley”), a former executive officer of the Company, filed a lawsuit against the Company in Massachusetts Superior Court in Middlesex County (the “Court”) (the “First Lawsuit”) alleging that the Company breached the Executive Severance Agreement that it had with Crawley and wrongfully terminated Crawley in violation of public policy. In the First Lawsuit Crawley seeks both economic damages as well as emotional distress damages, both related to what he claims was the Company’s termination of his employment. The First Lawsuit is currently in the discovery phase. On November 25, 2014, Crawley filed a second lawsuit against the Company in the Court (the “Second Lawsuit”). In the Second Lawsuit, Crawley

demanded that the Company indemnify him for the attorneys’ fees and expenses that Crawley had incurred to-date as a result of the First and Second Lawsuits and advance him the anticipated attorneys’ fees and expenses that he expected to incur in the First and Second Lawsuits. Crawley sought a Preliminary Injunction from the Court that would have required the Company to immediately pay his past attorneys’ fees and expenses and advance him for anticipated attorneys’ fees and expenses. On December 16, 2014 the Court denied Crawley’s request for a Preliminary Injunction. The parties are currently engaged in settlement discussions that would resolve both Lawsuits.

On December 22, 2014, ModusLink received a letter from a major customer, which claimed that ModusLink’s failure to implement required security measures proximately caused the theft of the customer’s proprietary data from two of ModusLink’s sites in China. The letter alleged that the customer had suffered significant losses as a result of the alleged theft. ModusLink has vigorously denied the allegations contained in the letter and continues to engage the customer in discussions regarding the matter. Based upon the information available at this time, ModusLink is not able to estimate a possible range of loss with respect to this matter. In the event that litigation is commenced and the customer prevails and is awarded a significant monetary judgment not fully covered by insurance, such an outcome could have a material adverse effect on the ModusLink’s financial condition.

(11) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains, net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(In thousands)
Foreign currency exchange gain (losses)	$(84)	$(537)	$2,346	$(707)
Gain on disposal of assets	15	—	44	467
Gain on Trading Securities	3,227	—	5,328	—
Other, net	365	30	(957)	(76)

	$3,523	$(507)	$6,761	$(316)

The Company recorded foreign exchange losses of approximately $0.1 million during the three months ended April 30, 2015, as compared to foreign exchange losses of approximately $0.5 million during the three months ended April 30, 2014. For the three months ended April 30, 2015, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, 0.5 million, ($0.4 million) and ($0.3 million) in the Americas, Asia, Europe and All Other, respectively. For the three months ended April 30, 2014, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.2 million, ($0.2 million) and ($0.5 million) in the Americas, Asia and Europe, respectively.

During the three months ended April 30, 2015, the Company recognized $3.2 million in net non-cash gains associated with its Trading Securities. In addition to this, during the three months ended April 30, 2015, the Company recognized $0.5 million in net gain associated with short-term foreign currency contracts.

The Company recorded foreign exchange gains of approximately $2.3 million during the nine months ended April 30, 2015, as compared to foreign exchange losses of approximately $0.7 million during the nine months ended April 30, 2014. For the nine months ended April 30, 2015, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.5 million, $0.4 million, $1.6 million and ($0.2 million) in the Americas, Asia, Europe and All Other, respectively. For the nine months ended April 30, 2014, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, ($0.5 million) and ($0.3 million) in the Americas, Asia and Europe, respectively.

During the nine months ended April 30, 2015, the Company recognized $5.3 million in net non-cash gains associated with its Trading Securities. In addition to this, during the nine months ended April 30, 2015, the Company recognized $0.6 million in net losses associated with short-term foreign currency contracts.

(12) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three and nine months ended April 30, 2015, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of April 30, 2015 and July 31, 2014, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.5 million and $1.0 million, respectively.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statements of Operations. As of April 30, 2015 and July 31, 2014, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2010 through July 31, 2014. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2006 through 2013 tax years remain subject to examination in most locations, while the Company’s 2002 through 2013 tax years remain subject to examination in most Asia locations.

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

Tax Benefit Preservation Plan

On October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended from time to time, the “Tax Plan”). The Tax Plan reduces the likelihood that changes in the Company’s investor base would have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code. On October 9, 2014, the Tax Plan was amended by our Board of Directors to extend the expiration of the Tax Plan until October 17, 2017. Following the stockholders’ approval of the Protective Amendment (as described in the following paragraphs) at the Company’s 2014 Annual Meeting, the Tax Plan was further amended so that it expired at the close of business on December 31, 2014.

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

The Protective Amendment limits certain transfers of the Company’s common stock, to assist the Company in protecting the long-term value of its accumulated NOLs. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfers of the common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person (as defined in the Protective Amendment) from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a Person owning or deemed to own 4.99% or more of the common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void as of the date of the prohibited transfer as to the purported transferee. The Board of Directors of the Company has discretion to grant waivers to permit transfers otherwise restricted by the Protective Amendment.

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

(13) EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings (loss) per share for the three and nine months ended April 30, 2015 and 2014.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)

Loss from continuing operations	$(12,106)	$(9,478)	$(13,440)	$(7,877)
Income from discontinued operations	—	—	—	80

Net loss	$(12,106)	$(9,478)	$(13,440)	$(7,797)

Weighted average common shares outstanding	51,750	51,498	51,917	51,502
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—	—	—

Weighted average number of common and potential common shares	51,750	51,498	51,917	51,502

Basic net income (loss) per common share from:
Continuing operations	$(0.23)	$(0.18)	$(0.26)	$(0.15)
Discontinued operations	—	—	—	—

	$(0.23)	$(0.18)	$(0.26)	$(0.15)

Diluted net income (loss) per common share from:
Continuing operations	$(0.23)	$(0.18)	$(0.26)	$(0.15)
Discontinued operations	—	—	—	—

	$(0.23)	$(0.18)	$(0.26)	$(0.15)

Basic earnings per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and shares issuable upon debt conversion (calculated using an as-if converted method).

For the three and nine months ended April 30, 2015, approximately 20.5 million and 21.1 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and nine months ended April 30, 2014, approximately 4.2 million and 4.8 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(14) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three and nine months ended April 30, 2015 and 2014, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(In thousands)

Cost of revenue	$38	$110	$171	$343
Selling, general and administrative	404	403	1,126	1,320

	$442	$513	$1,297	$1,663

At April 30, 2015, there was approximately $2.9 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(15) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of shareholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income at July 31, 2014	$15,833	$(1,900)	$35	$13,968

Foreign currency translation adjustment	(6,661)	—	—	(6,661)
Pension liability adjustments	—	(811)	—	(811)
Net unrealized holding gain on securities	—	—	1	1

Net current-period other comprehensive income	(6,661)	(811)	1	(7,471)

Accumulated other comprehensive income at April 30, 2015	$9,172	$(2,711)	$36	$6,497

(16) FOREIGN CURRENCY CONTRACTS

During the quarter ended October 31, 2014, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of April 30, 2015, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $9.8 million as summarized below:

	April 30, 2015
Currency Contracts	Foreign Currency Amount	Notional Contract Value in USD
	(In thousands)

Buy CNH	44,893	$7,227
Buy CZK	26,352	1,245
Buy EUR	1,072	1,393

		$9,865

As of April 30, 2015, the fair value of the Company’s short-term foreign currency contracts was $0.4 million and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the three and nine months ended April 30, 2015, the Company recognized $0.5 million and $(0.6) million in net gains and (losses) associated with these contracts, respectively.

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

The Management Services Agreement was approved by a special committee of the Company’s Board of Directors comprised entirely of independent directors (the “Committee”). SP Corporate will be subject to the supervision and control of the Committee while performing its obligations under the Management Services Agreement. The Management Services Agreement provides that the Company will pay SP Corporate a fixed monthly fee of $175,000 in consideration of the Services. The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by SP Corporate and the Company. The Management Services Agreement will continue through June 30, 2015.

(18) DISCONTINUED OPERATIONS AND DIVESTITURES

The Company’s discontinued operations relate to a lease obligation associated with a previously vacated facility. During the year ended July 31, 2006, the Company sold a marketing distribution business run by a wholly-owned subsidiary to an unrelated third party. In July 2013, the Company reached an agreement with its landlord for the early termination of a lease agreement associated with that business. As part of the lease termination agreement, the Company paid $0.4 million to the landlord on August 1, 2013 and was released from any future obligations associated with the leased facility. The Company also assigned its interest in its sublease rental income to the landlord.

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(In thousands)
Net revenue:
Americas	$32,732	$74,429	$167,772	$229,791
Asia	35,082	41,387	123,530	134,307
Europe	30,720	48,423	125,761	165,790
All Other	7,700	9,035	24,925	28,812

	$106,234	$173,274	$441,988	$558,700

Operating income (loss):
Americas	$(2,771)	$2,736	$(1,292)	$8,304
Asia	895	2,342	8,925	14,001
Europe	(2,700)	(4,439)	(5,030)	(8,934)
All Other	(12)	(411)	510	98

Total Segment operating income	(4,588)	228	3,113	13,469
Corporate-level activity	(2,964)	(5,366)	(8,872)	(14,751)

Total operating loss	(7,552)	(5,138)	(5,759)	(1,282)

Total other expense	(3,860)	(3,640)	(5,489)	(3,871)

Loss from continuing operations before income taxes	$(11,412)	$(8,778)	$(11,248)	$(5,153)

	April 30,	July 31,
	2015	2014
	(In thousands)
Total assets:
Americas	$38,459	$73,254
Asia	143,371	78,749
Europe	66,046	81,327
All Other	21,996	14,221

Sub-total - segment assets	269,872	247,551
Corporate	205,703	204,095

	$475,575	$451,646

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
	(In thousands)
Supply chain services	$91,890	$149,777	$380,268	$489,324
Aftermarket services	6,644	14,462	36,795	40,564
e-Business services	7,700	9,035	24,925	28,812

	$106,234	$173,274	$441,988	$558,700

As of April 30, 2015, approximately $13.7 million, $4.0 million and $3.8 million of the Company’s long-lived assets were located in the U.S.A., Netherlands and Ireland, respectively. As of July 31, 2014, approximately $19.3 million, $3.6 million and $4.7 million of the Company’s long-lived assets were located in the U.S.A., Netherlands and Ireland, respectively.

For the three months ended April 30, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $33.6 million, $28.2 million, $12.7 million and $16.6 million, respectively. For the three months ended April 30, 2014, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $73.4 million, $30.3 million, $24.0 million and $20.7 million, respectively.

For the nine months ended April 30, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $169.9 million, $100.3 million, $52.6 million and $65.4 million, respectively. For the three months ended April 30, 2014, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $229.9 million, $98.5 million, $78.1 million and $73.7 million, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s financial assets measured at fair value on a recurring basis as of April 30, 2015 and July 31, 2014, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands )	April 30, 2015	Level 1	Level 2	Level 3

Assets:
Marketable equity securities	$37,961	$37,961	$—	$—
Marketable corporate bonds	36,874	36,874	—	—
Money market funds	74,563	74,563	—	—

Liabilities:
Foreign currency contracts	$386	$—	$386	$—

		Fair Value Measurements at Reporting Date Using
(In thousands )	July 31, 2014	Level 1	Level 2	Level 3

Assets:
Marketable equity securities	$9,856	$9,856	$—	$—
Marketable corporate bonds	12,937	12,937	—	—
Money market funds	150,626	150,626	—	—

Liabilities:
Foreign currency contracts	$—	$—	$—	$—

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

The following table presents the Company’s debt not carried at fair value:

	April 30, 2015		July 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
		(In thousands)

Notes payable	76,696	90,813	73,391	93,750	Level 1

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

Overview

ModusLink Global Solutions executes comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. ModusLink Global Solutions provides services to leading companies in consumer electronics, communications, computing, medical devices, software and retail. The Company’s operations are supported by a global footprint that includes more than 25 sites across North America, Europe, and the Asia Pacific region.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and restatement costs, strategic alternatives and other professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses net, equity in gains (losses) of affiliates and impairments and discontinued operations. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives; global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business; demand for our clients’ products; the effect of product form factor changes; technology changes; revenue mix and demand for outsourcing services.

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

For the three and nine months ended April 30, 2015, our gross margin percentage was 8.5% and 10.1% respectively, as compared to 9.1% and 10.8% for the three and nine months ended April 30, 2014.

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

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. Our top ten clients collectively accounted for approximately 73.9 % and 77.6 % of our net revenue for the three and nine months ended April 30, 2015. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the three months ended April 30, 2015, the Company reported net revenues of $106.2 million, operating loss of $7.6 million, loss from continuing operations before income taxes of $11.4 million and net loss of $12.1 million. For the nine months ended April 30, 2015, the Company reported net revenue of $442.0 million, operating loss of $5.8 million, loss from continuing operations before income taxes of $11.2 million and net loss of $13.4 million. For the three months ended April 30, 2014, the Company reported net revenue of $173.3 million, operating loss of $5.1 million, loss from continuing operations before income taxes of $8.8 million and net loss of $9.5 million. For the nine months ended April 30, 2014, the Company reported net revenue of $558.7 million, operating loss of $1.3 million, loss from continuing operations before income taxes of $5.2 million and net loss of $7.8 million. At April 30, 2015, we had cash and cash equivalents of $151.4 million, and working capital of $200.1 million.

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

Results of Operations

Three months ended April 30, 2015 compared to the three months ended April 30, 2014

Net Revenue:

	Three Months Ended April 30, 2015	As a % of Total Net Revenue	Three Months Ended April 30, 2014	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$32,732	30.8%	$74,429	43.0%	$(41,697)	(56.0%)
Asia	35,082	33.0%	41,387	23.9%	(6,305)	(15.2%)
Europe	30,720	28.9%	48,423	27.9%	(17,703)	(36.6%)
All Other	7,700	7.3%	9,035	5.2%	(1,335)	(14.8%)

Total	$106,234	100.0%	$173,274	100.0%	$(67,040)	(38.7%)

Net revenue decreased by approximately $67.0 million during the three months ended April 30, 2015, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a major computing market client, as well as lower revenues from an aftermarket services program related to the repair and refurbishment of mobile devices and lower revenue from another computing market client. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended April 30, 2015. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $12.9 million during the third quarter of fiscal year 2015, as compared to $8.8 million during the third quarter of fiscal year 2014. The increase in revenue from new programs was primarily due to new programs in the consumer products markets. Base business, is defined as client programs that have been executed for 12 months or more.

During the third quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter for one of their supply chain programs in Asia for which we were the primary service provider. We believe that the client added an additional service provider to this program, but we expect to continue to be the primary service provider. This change in sourcing strategy resulted in reduced annualized net revenue in fiscal year 2014 of approximately $10 million, and had a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program. Although there can be no assurances, we are and will continue to seek to offset this loss of net revenue and associated operating income through increased revenues from other clients, new business opportunities, increases in productivity and ongoing cost reduction initiatives.

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

During the three months ended April 30, 2015, net revenue in the Americas region decreased by approximately $41.7 million. This decrease resulted primarily from lower order volumes from a major computing market client and an aftermarket services program related to the repair and refurbishment of mobile devices. Within the Asia region, the net revenue decrease of approximately $6.3 million primarily resulted from lower order volumes from a few computing and software market clients, partially offset by higher revenue from consumer electronics clients. Within the Europe region, net revenue decreased by approximately $17.7 million primarily due to lower volumes from a major computing market client. Net revenue for All Other decreased by approximately $1.3 million primarily due to lower revenue from a consumer electronics client.

Cost of Revenue:

	Three Months Ended April 30, 2015	As a % of Segment Net Revenue	Three Months Ended April 30, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$32,358	98.9%	$68,623	92.2%	$(36,265)	(52.8%)
Asia	29,714	84.7%	34,282	82.8%	(4,568)	(13.3%)
Europe	28,163	91.7%	46,309	95.6%	(18,146)	(39.2%)
All Other	6,987	90.7%	8,361	92.5%	(1,374)	(16.4%)

Total	$97,222	91.5%	$157,575	90.9%	$(60,353)	(38.3%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2015 included materials procured on behalf of our clients of $54.2 million, or 51.1% of consolidated net revenue, as compared to $104.8 million, or 60.5% of consolidated net revenue for the same period in the prior year, a decrease of $50.5 million. Total cost of revenue decreased by $60.4 million for the three months ended April 30, 2015, as compared to the three months ended April 30, 2014, due to lower volumes and the decline in cost of materials associated with a major computing market client.

Gross margin for the third quarter of fiscal 2015 decreased to 8.5% from 9.1% in the prior year quarter, primarily as a result of decline in revenues, offset partially with the decline in cost of materials. For the three months ended April 30, 2015, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 1.1%, 15.3% and 8.3%, as compared to 7.8%, 17.2% and 4.4%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended April 30, 2015.

In the Americas, the 6.7 percentage point decrease in gross margin, from 7.8% to 1.1%, resulted from cost reductions in the Americas that were not enough to offset the impact on gross margin of lower net revenues. In Asia, the 1.9 percentage point decrease in gross margin, from 17.2% to 15.3%, was primarily due to an unfavorable program mix. In Europe, the 3.9 percentage point improvement in gross margin, from 4.4% to 8.3%, resulted from cost reductions. The gross margin for All other, which is comprised primarily of e-Business, was 9.3% for the three months ended April 30, 2015 as compared to 7.5% for the same period of the prior year. This increase of 1.8 percentage points was due to lower material costs offset partially by the decrease in revenues.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2015	As a % of Segment Net Revenue	Three Months Ended April 30, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3,142	9.6%	$2,775	3.7%	$367	13.2%
Asia	4,212	12.0%	4,482	10.8%	(270)	(6.0%)
Europe	3,524	11.5%	3,904	8.1%	(380)	(9.7%)
All Other	597	7.8%	573	6.3%	24	4.2%

Sub-total	11,475	10.8%	11,734	6.8%	(259)	(2.2%)
Corporate-level activity	2,964		5,366		(2,402)	(44.8%)

Total	$14,439	13.6%	$17,100	9.9%	$(2,661)	(15.6%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended April 30, 2015 decreased by approximately $2.7 million compared to the three-month period ended April 30, 2014, primarily as a result of reduced employee-related costs ($4.2 million), depreciation expense ($1.0 million), and various other cost savings ($0.2 million), offset by an increase in professional fees ($1.2 million) and SEC potential penalties on resolution ($1.5 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended April 30, 2015.

Amortization of Intangible Assets:

	Three Months Ended April 30, 2015	As a % of Segment Net Revenue	Three Months Ended April 30, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3	0.0%	$27	0.0%	$(24)	(88.9%)
All Other	128	1.7%	242	2.7%	(114)	(47.1%)

Total	$131	0.1%	$269	0.2%	$(138)	(51.3%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of April 30, 2015.

Impairment of Long-lived Assets:

No impairment charges were recorded during the three month period ended April 30, 2015 and 2014.

Restructuring, net:

	Three Months Ended April 30, 2015	As a % of Segment Net Revenue	Three Months Ended April 30, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$268	0.4%	$(268)	(100.0%)
Asia	261	0.7%	281	0.7%	(20)	(7.1%)
Europe	1,733	5.6%	2,649	5.5%	(916)	(34.6%)
All Other	—	0.0%	270	3.0%	(270)	(100.0%)

Total	$1,994	1.9%	$3,468	2.0%	$(1,474)	(42.5%)

The $2.0 million restructuring charge recorded during the three months ended April 30, 2015 primarily consisted of $0.3 million and $1.7 million of employee-related costs in Asia and Europe, respectively, related to the workforce reduction of 63 employees in our global supply chain operations.

The $3.5 million restructuring charge recorded during the three months ended April 30, 2014 primarily consisted of approximately $0.3 million, $0.3 million and $2.6 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 55 employees in our global supply chain operations and also $0.3 million related to our e-Business operation.

Interest Income/Expense:

During the three months ended April 30, 2015 and 2014, interest income was $0.2 million. The interest income is attributable to the acquisition of the Trading Securities during the previous quarters.

During the three months ended April 30, 2015 and 2014, interest expense totaled approximately $2.6 million and $2.0 million, respectively. The interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014.

Other Gains (Losses), net:

During the three months ended April 30, 2015, the Company recognized $3.2 million in net non-cash gains associated with its Trading Securities and recognized $0.5 million in net gain associated with short-term foreign currency contracts.

In addition to this, the Company recorded foreign exchange losses of approximately $0.1 million during the three months ended April 30, 2015, as compared to foreign exchange losses of approximately $0.5 million during the three months ended April 30, 2014. For the three months ended April 30, 2015, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, $0.5 million, ($0.4 million) and ($0.3 million) in the Americas, Asia, Europe and All Other, respectively. For the three months ended April 30, 2014, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.2 million, ($0.2 million) and ($0.5 million) in the Americas, Asia and Europe, respectively.

Impairment of Investments in Affiliates:

During the three months ended April 30, 2015, the Company recorded $5.0 million of impairment charges related to an investment in the @Ventures portfolio of companies. During the three months ended April 30, 2014, the Company recorded $1.2 million in impairment charges related to an investment in the @Ventures portfolio of companies. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $2.3 million of investments in affiliates at April 30, 2015 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.2 million to $0.5 million.

Income Tax Expense:

During the three months ended April 30, 2015, the Company recorded income tax expense of approximately $0.7 million, as compared to income tax expense of $0.7 million for the same period in the prior fiscal year. For the three months ended April 30, 2015 and 2014, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

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

During the three months ended April 30, 2015 and 2014, there were no equity gains or losses in affiliates recorded. During the three months ended April 30, 2015, the Company received $29 thousand in distributions from its investments in affiliates. No distributions were received during the three months ended April 30, 2014.

Results of Operations

Nine months ended April 30, 2015 compared to the nine months ended April 30, 2014

Net Revenue:

	Nine Months Ended April 30, 2015	As a % of Total Net Revenue	Nine Months Ended April 30, 2014	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$167,772	38.0%	$229,791	41.1%	$(62,019)	(27.0%)
Asia	123,530	27.9%	134,307	24.0%	(10,777)	(8.0%)
Europe	125,761	28.5%	165,790	29.7%	(40,029)	(24.1%)
All Other	24,925	5.6%	28,812	5.2%	(3,887)	(13.5%)

Total	$441,988	100.0%	$558,700	100.0%	$(116,712)	(20.9%)

Net revenue decreased by approximately $116.7 million during the nine months ended April 30, 2015, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a major computing market client, as well as lower revenues from an aftermarket services program related to the repair and refurbishment of mobile devices and lower revenue from another computing market client. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the nine months ended April 30, 2015. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $43.8 million during the nine months ended April 30, 2015, as compared to $35.3 million during the nine months ended April 30, 2014. The increase in revenue from new programs was primarily due to the addition of client programs associated with consumer electronics markets, offset by the exclusion of smaller client programs that are now classified as base business. Base business is defined as client programs that have been executed for 12 months or more.

During the third quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter for one of their supply chain programs in Asia for which we were the primary service provider. We believe that the client added an additional service provider to this program, but we expect to continue to be the primary service provider. This change in sourcing strategy resulted in reduced annualized net revenue in fiscal year 2014 of approximately $10 million, and had a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program. Although there can be no assurances, we are and will continue to seek to offset this loss of net revenue and associated operating income through increased revenues from other clients, new business opportunities, increases in productivity and ongoing cost reduction initiatives.

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

During the nine months ended April 30, 2015, net revenue in the Americas region decreased by approximately $62.0 million. This decrease occurred primarily as a result of lower volumes from a major computing market client and an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by increased revenue from a consumer electronics client. Within the Asia region, the net revenue decrease of approximately $10.8 million primarily resulted from lower volumes from a few computing and software markets clients partially offset by increased revenue from a consumer electronics client. Within the Europe region, net revenue decreased by approximately $40.0 million primarily resulted from lower volumes from computing and consumer electronics markets clients. Net revenue for All Other decreased by approximately $3.8 million, primarily due to lower revenues from consumer electronics and computing markets clients.

Cost of Revenue:

	Nine Months Ended April 30, 2015	As a % of Segment Net Revenue	Nine Months Ended April 30, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$157,920	94.1%	$211,266	91.9%	$(53,346)	(25.3%)
Asia	100,578	81.4%	103,988	77.4%	(3,410)	(3.3%)
Europe	116,863	92.9%	157,311	94.9%	(40,448)	(25.7%)
All Other	22,183	89.0%	25,861	89.8%	(3,678)	(14.2%)

Total	$397,544	89.9%	$498,426	89.2%	$(100,882)	(20.2%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the nine months ended April 30, 2015 included materials procured on behalf of our clients of $243.8 million, or 55.2 % of consolidated net revenue, as compared to $333.6 million, or 59.7% of consolidated net revenue for the same period in the prior year, a decrease of $89.8 million. Total cost of revenue decreased by $100.9 million for the nine months ended April 30, 2015, as compared to the nine months ended April 30, 2014, primarily due to the decline in cost of materials associated with a major computing market client and the reduction in other costs of revenues primarily due to restructuring activities.

Gross margin decreased to 10.1% for the nine months ended April 30, 2015, from 10.8% for the nine months ended April 30, 2014, primarily as a result of reduction in revenue, partially offset by the reduction in cost of materials. For the nine months ended April 30, 2015, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 5.9%, 18.6% and 7.1%, as compared to 8.1%, 22.6% and 5.1%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the nine months ended April 30, 2015.

In the Americas, the 2.2 percentage point decrease in gross margin, from 8.1% to 5.9%, resulted from lower revenues, partially offset by lower costs of materials and labor. In Asia, the 4.0 percentage point decrease, from 22.6% to 18.6% was primarily due to an unfavorable program mix. In Europe, the 2.0 percentage point improvement in gross margin, from 5.1% to 7.1%, resulted from the favorable impact of cost reductions, offset partially by lower revenues. The gross margin for All other, which is comprised primarily of e-Business, was 11.0% for the nine months ended April 30, 2015 as compared to 10.2% for the same period of the prior year. This improvement of 0.8 percentage points was due to lower labor and material costs offset partially by the decrease in revenues.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2015	As a % of Segment Net Revenue	Nine Months Ended April 30, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$10,223	6.1%	$9,253	4.0%	$970	10.5%
Asia	13,121	10.6%	15,612	11.6%	(2,491)	(16.0%)
Europe	10,764	8.6%	13,344	8.0%	(2,580)	(19.3%)
All Other	1,620	6.5%	1,827	6.3%	(207)	(11.3%)

Sub-total	35,728	8.1%	40,036	7.2%	(4,308)	(10.8%)
Corporate-level activity	8,872		14,751		(5,879)	(39.9%)

Total	$44,600	10.1%	$54,787	9.8%	$(10,187)	(18.6%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the nine months ended April 30, 2015 decreased by approximately $10.2 million compared to the nine months ended April 30, 2014, primarily as a result of reduced employee-related costs ($7.2 million) related to restructuring, professional fees ($2.4 million) including legal and audit fees, depreciation expense ($1.9 million), and various other cost savings ($0.2 million), offset by an increase for SEC potential penalties on resolution ($1.5 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the nine months ended April 30, 2015.

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2015	As a % of Segment Net Revenue	Nine Months Ended April 30, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$55	0.0%	$103	0.0%	$(48)	(46.6%)
All Other	612	2.5%	726	2.5%	(114)	(15.7%)

Total	$667	0.2%	$829	0.1%	$(162)	(19.5%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of April 30, 2015.

Impairment of Long-lived Assets:

During the nine months ended April 30, 2014, the Company determined that the carrying value of an owned facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value. No impairment charges were recorded during the nine months ended April 30, 2015.

Restructuring, net:

	Nine Months Ended April 30, 2015	As a % of Segment Net Revenue	Nine Months Ended April 30, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$866	0.5%	$865	0.4%	$1	0.1%
Asia	906	0.7%	706	0.5%	200	28.3%
Europe	3,164	2.5%	3,569	2.2%	(405)	(11.3%)
All Other	—	0.0%	300	1.0%	(300)	(100.0%)

Total	$4,936	1.1%	$5,440	1.0%	$(504)	(9.3%)

The $4.9 million restructuring charge recorded during the nine months ended April 30, 2015 primarily consisted of approximately $0.8 million, $0.9 million, and $3.2 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 228 employees in our global supply chain operations.

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

Interest Income/Expense:

During the nine months ended April 30, 2015 and 2014, interest income was $0.7 million and $0.3 million, respectively. The increase in interest income is attributable to the acquisition of the Trading Securities during the previous quarters.

During the nine months ended April 30, 2015 and 2014, interest expense totaled approximately $7.9 million and $2.5 million, respectively. The interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014.

Other Gains (Losses), net:

During the nine months ended April 30, 2015, the Company recognized $5.3 million in net non-cash gains associated with its Trading Securities and recognized $0.6 million in net losses associated with short-term foreign currency contracts. In addition to this, the Company recorded foreign exchange gains of approximately $2.3 million during the nine months ended April 30, 2015, as compared to foreign exchange losses of approximately $0.7 million during the nine months ended April 30, 2014. For the nine months ended April 30, 2015, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.5 million, $0.4 million, $1.6 million and ($0.2 million) in the Americas, Asia, Europe and All Other, respectively.

During the nine months ended April 30, 2014, the Company recognized gains on sales of fixed assets of $0.4 million. The Company recorded foreign exchange losses of approximately $0.7 million during the nine months ended April 30, 2014, which were due to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.2 million, ($0.5 million) and ($0.3 million) in the Americas, Asia and Europe, respectively.

Impairment of Investments in Affiliates:

During the nine months ended April 30, 2015, the Company recorded $5.0 million in impairment charges related to its investment in the @Ventures portfolio of companies. During the nine months ended April 30, 2014, the Company recorded $1.4 million in impairment charges related to its investment in the @Ventures portfolio of companies. The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. In making this judgment, the Company carefully considers the investee’s cash position, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management/ownership changes and competition. The valuation process is based primarily on information that the Company requests from these privately held companies which are not subject to the same disclosure and audit requirements as those of U.S. public companies. As such, the reliability and the accuracy of the data may vary.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to volatility in our reported results of operations in the past and may negatively impact our results of operations in the future. We may incur impairment charges to our investments in privately held companies, which could have an adverse impact on our future results of operations. A decline in the carrying value of our $2.3 million of investments in affiliates at April 30, 2015 ranging from 10% to 20%, respectively, would decrease our income from continuing operations by $0.2 million to $0.5 million.

Income Tax Expense:

During the nine months ended April 30, 2015, the Company recorded income tax expense of approximately $2.4 million. During the nine months ended April 30, 2014, the Company recorded income tax expense of approximately $2.6 million. For the nine months ended April 30, 2015 and 2014, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Equity in Gains (Losses) of Affiliates:

Equity in losses of affiliates results from the Company’s minority ownership in certain investments through its @Ventures portfolio that are accounted for under the equity method. Under the equity method of accounting, the Company’s proportionate share of each affiliate’s operating income or losses is included in equity in losses of affiliates. Equity in gains (losses) of affiliates was $0.2 million and $(0.1) million for the nine months ended April 30, 2015 and 2014, respectively.

During the nine months ended April 30, 2015, the Company received a distribution from its investments in the amount of $0.4 million. No distributions were received during the nine months ended April 30, 2014.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of April 30, 2015, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $151.4 million. As of April 30, 2015, the Company had approximately $37.8 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $7.6 million is considered permanently invested due to certain restrictions under local laws, and $30.2 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. As of April 30, 2015, the Company did not have any balance outstanding on the Credit Agreement. As of July 31, 2014, the Company had $4.5 million outstanding on the Credit Agreement.

Consolidated working capital was $200.1 million at April 30, 2015, compared with $207.2 million at July 31, 2014. Included in working capital were cash and cash equivalents of $151.4 million at April 30, 2015 and $183.5 million at July 31, 2014.

Net cash provided by operating activities of continuing operations was $51.3 million for the nine months ended April 30, 2015, as compared to net cash used in operating activities of $0.6 million in the prior year period. The $51.9 million increase in net cash used in operating activities of continuing operations as compared with the same period in the prior year was due to increased accounts payables primarily associated with a consumer electronics client, which were paid subsequent to the quarter-end. During the nine months ended April 30, 2015, non-cash items within net cash provided by operating activities included depreciation expense of $6.6 million, amortization of intangible assets of $0.7 million, amortization of deferred financing costs of $0.4 million, accretion of debt discount of $3.3 million, share-based compensation of $1.3 million, non-operating gains, net, of $6.8 million and equity in gains of affiliates and impairment of $4.8 million. During the nine months ended April 30, 2014, non-cash items within net cash provided by operating activities included depreciation expense of $10.2 million, amortization of intangible assets of $0.8 million, amortization of deferred financing costs of $1.1 million, accretion of debt discount of $0.4 million, impairment of long-lived assets of $0.5 million, share-based compensation of $1.7 million, non-operating losses, net, of $0.3 million, and equity in losses of affiliates and impairments of $1.6 million.

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

Investing activities of continuing operations used cash of $76.0 million and $3.7 million during the nine months ended April 30, 2015 and 2014, respectively. The $76.0 million of cash used in investing activities during the nine months ended April 30, 2015 was comprised of $69.2 million in purchase of Trading Securities and $6.9 million in capital expenditures. The $3.7 million of cash used in investing activities during the nine months ended April 30, 2014 was comprised of $3.1 million in capital expenditures and $0.6 million of investments in affiliates.

Cash flows used in financing activities of continuing operations during the nine months ended April 30, 2015 is primarily related to the $4.5 million in net repayments for the Company’s revolving line of credit. Cash flows from financing activities of continuing operations during the nine months ended April 30, 2014 is primarily related to the proceeds of $100 million from issuance of the Notes, net of transaction costs of $3.4 million.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents including cash proceeds from the issuance of the Notes discussed above and cash provided by operating activities. The Company’s ability to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2014 and April 30, 2015. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.5 million as of April 30, 2015. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2015, the Company had no recorded liabilities with respect to these arrangements.

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

During the nine months ended April 30, 2015, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

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

Interest Rate Risk

Effective as of April 16, 2014, the Company voluntarily terminated its Wells Fargo Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of April 30, 2015. As of April 30, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility. As of July 31, 2014, the Company had $4.5 million outstanding on the PNC Bank credit facility.

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

Investment Risk

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. As of April 30, 2015, the Company had $74.8 million in investments in trading securities. Had the market price of such securities been 10% lower at April 30, 2015, the aggregate value of such securities would have been $7.5 million lower.

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

During the quarter ended October 31, 2014, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of April 30, 2015, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $9.9 million. As of April 30, 2015, the fair value of the Company’s short-term foreign currency contracts was $0.4 million and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the nine months ended April 30, 2015, the Company recognized $0.6 million in net losses associated with these contracts.

Revenues from our foreign operating segments accounted for approximately 56.4% and 53.7% of total revenues during the nine months ended April 30, 2015 and 2014, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended April 30, 2015 and 2014, we recorded a foreign currency translation gain of approximately $0.5 million and $1.3 million, respectively. For the nine months ended April 30, 2015 and 2014, we recorded a foreign currency translation gain (loss) of approximately $(6.7) million and $1.2 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three and nine months ended April 30, 2015, we recorded net realized and unrealized foreign currency transaction and remeasurement gains and (losses) of approximately $(0.1) million and $2.3 million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended April 30, 2015:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2014—February 28, 2014	—	(1)	$—	—	$—
March 1, 2014—March 31, 2014	11,343	(1)	$3.51	—	—
April 1, 2015—April 30, 2015	—	(1)	$—	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: June 8, 2015

By:	/S/ JOSEPH B. SHERK
Joseph B. Sherk
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2015 and July 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended April 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended April 30, 2015 and 2014 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended April 30, 2015 and 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.