Form 10-K
period 2015-07-31
ModusLink Global Solutions Inc
filed 2015-10-14
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $107,769,181.

On September 23, 2015, the Registrant had 52,273,569 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Company’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2015

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

ModusLink provides a complete solution for the physical programming of digital content – such as software, firmware, upgrades or promotional material—onto numerous types of flash media, including SD and MicroSD cards, USB drives, navigation systems, smartphones and tablets.

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

Entitlement Management—ModusLink’s entitlement management solution uses a platform, which gives software publishers, channel providers and end-users a single, centralized portal for the control and use of intellectual property. The platform manages access to digital and multimedia products, content, features and services that can be configured to a clients needs.

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

Operating Segments

The Company has four operating segments: Americas; Asia; Europe; and e-Business. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has four reportable segments: Americas, Asia, Europe and e-Business. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, trading securities, investments in affiliates, notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. Certain reportable segment information, including revenue, profit and asset information, is set forth in Note 21 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

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

Competition

The market for the supply chain management service offerings provided by the Company is highly competitive. As an end-to- end solutions provider with service offerings covering a range of supply chain operations and activities across the globe, the Company competes with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place.

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

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2015, the Company’s 10 largest clients accounted for approximately 76% of consolidated net revenue. This compares to the Company’s 10 largest clients accounting for approximately 80% and 76%, of consolidated net revenue for the fiscal years ended July 31, 2014 and 2013, respectively. Sales to GoPro accounted for approximately 19%, 11%, and 6% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2015, 2014 and 2013 respectively. Sales to Hewlett-Packard accounted for approximately 14%, 29%, and 29% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2015, 2014, and 2013, respectively. All four reportable segment report revenues associated with GoPro and Hewlett-Packard. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

The Company sells its services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients. The Company purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with our suppliers other than the purchase obligations noted in Note 10. Because of the diversity of its services, as well as the wide geographic dispersion of our facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company is not and does not expect to be adversely affected by an inability to obtain materials.

International Operations

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. In fiscal year 2015, approximately 64.1% of the Company’s consolidated net revenue was generated internationally. Refer to Note 21 of the accompanying notes to consolidated financial statements included in Item 8 below.

Our international operations increase our exposure to U.S. and foreign laws, regulations, and labor practices, which are often complex and subject to variation and unexpected changes, and with which we must comply.

A substantial portion of our international business is conducted in China, where we face (i) the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies, (ii) potential limitations on the repatriation of cash, (iii) foreign currency fluctuation and (iv) evolving tax laws.

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

Employees

At July 31, 2015, we employed approximately 2,500 persons on a full-time basis, 460 in the Americas, 1,200 in Asia and 840 in Europe. Our subsidiaries in Mexico are parties to several collective bargaining agreements covering approximately 33 employees. Our subsidiary in France is party to collective bargaining agreements covering its employees. Approximately 112 of the employees of our Ireland operation are members of labor unions. Unionizing activities are anticipated at two of our Asia facilities at which over 230 individuals are employed. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business, and at times the number of these workers may approximate the number of our full-time employees.

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

RISKS RELATED TO MODUSLINK’S SUPPLY CHAIN BUSINESS

We derive a substantial portion of our revenue and or profits from a small number of clients and adverse industry trends or the loss of one or more of any of those clients could significantly damage our business.

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

In addition, the loss of a significant amount of business or program with any key client could cause our revenue and or profits to decline and our financial results could suffer. Sales to GoPro accounted for approximately 19%, 11%, and 6% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2015, 2014, and 2013, respectively. Sales to Hewlett-Packard accounted for approximately 14%, 29%, and 29% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2015, 2014, and 2013, respectively. For the fiscal year ended July 31, 2015, 2014 and 2013, the Company’s 10 largest clients accounted for approximately 76%, 80% and 76% of consolidated net revenue, respectively. We expect to continue to derive the vast majority of our consolidated net revenue and or profits from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. We cannot assure you that our revenue and or profits from key clients will not decline in future periods.

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

For the years ended July 31, 2015 and 2014, we reported operating losses of $14.3 million and $5.4 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At July 31, 2015, we had consolidated cash and cash equivalents of approximately $119.4 million and current liabilities of approximately $211.4 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

Because our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue and materially adversely affect our financial results.

Our contracts generally do not contain minimum purchase requirements and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our clients, which is difficult to predict, has fluctuated historically and may continue to fluctuate, sometimes materially from year to year and even from quarter to quarter. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users, individual client strategies, the introduction of new technologies, the desire of our clients to reduce their exposure to any single supplier and general economic conditions. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products or insufficient capacity in our sites, or in the alternative, we may have excess inventory or excess capacity, either of which may have a material adverse effect on our business, financial position and operating results.

Disruption in the economy and financial markets could have a negative effect on our business.

The economy and financial markets in the United States, Europe and Asia have experienced extreme disruption during the last several years, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which has been affected by the economic downturn, the volatility in securities prices and is highly uncertain. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could then lead to further challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of clients and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likelihood, duration and severity of disruptions in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

A decline in the technology and consumer products sectors or a reduction in consumer demand generally could have a material adverse effect on our business.

A large portion of our revenue comes from clients in the technology and consumer products sectors, which is intensely competitive, very volatile and subject to rapid changes. Declines in the overall performance of the technology and consumer products sectors have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenue and profitability from these clients. In addition, industry changes, such as the transition of more collateral materials from physical form to digital form, and the convergence of functionality of smartphones, could lessen the demand for certain of our services or devices we currently handle. To the extent recent uncertainty in the economy or other factors result in decreased consumer demand for our clients’ products, we may experience a reduction in volumes of client products that we handle, which could have a material adverse effect on our business, financial position and operating results.

Our quarterly results may fluctuate significantly.

Our operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our services;

•	consumer confidence and demand;

•	specific economic conditions in the industries in which we compete;

•	general economic and financial market conditions;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets, including restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our accompanying consolidated financial statements;

•	changes in accounting rules;

•	changes in tax rules and regulations;

•	changes in labor laws;

•	availability of temporary labor and the variability of available rates for the temporary labor; and

•	unionization of our labor and contract labor.

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

We must purchase and maintain adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations and the inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

Our ability to obtain particular products or components in the quantities required to fulfill client orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by our suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, an inability to secure and maintain an adequate supply of products, packaging materials or components to fulfill our client orders on a timely basis, or a failure to meet clients’ expectations could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace, potential claims for damages and have a material adverse effect on our business.

If we are not able to establish or maintain sites where requested, or if we fail to retain key clients at established sites, our client relationships, revenue and expenses could be seriously harmed.

Our clients have, at times, requested that we add capacity or open a facility in locations near their sites. If we do not elect to add required capacity at sites near existing clients, maintain sites or establish sites near existing or potential clients, clients may decide to seek other service providers. In addition, if we lose a significant client of a particular site or open or expand a site with the expectation of business that does not materialize, operations at that site could become unprofitable or significantly less efficient and we may need to incur restructuring costs. Any of these events could have a material adverse effect on our business, financial position and operating results.

We may encounter problems in our efforts to increase operational efficiencies.

We continue to seek to identify ways to increase efficiencies and productivity and effect cost savings. We have undertaken projects designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system and the opening of new solution centers in low cost areas to expand client offerings and to effect cost savings. We have also implemented a shared services model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions. We cannot assure you that these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we or these projects do not achieve expected results, our business, financial position and operating results may be materially and adversely affected.

We are subject to risks of operating internationally.

We maintain significant operations outside of the United States, and we may expand these operations. Our success depends, in part, on our ability to manage these international operations. These international operations require significant management attention, financial resources and are subject to numerous and varied regulations worldwide, some of which may have an adverse effect on our ability to develop or maintain our international operations in accordance with our business plans or on a timely basis.

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. International revenue accounted for approximately 64.1% of our total consolidated net revenue for the year ended July 31, 2015. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

There are other risks inherent in conducting international operations, including:

•	added fulfillment complexities in operations, including multiple languages, currencies, bills of materials and stock keeping units;

•	the complexity of ensuring compliance with multiple U.S. and foreign laws, particularly differing laws on intellectual property rights, export control, taxation and duties; and

•	labor practices, difficulties in staffing and managing foreign operations, political and social instability, health crises or similar issues, and potentially adverse tax consequences.

In addition, a substantial portion of our business is conducted in China, where we face additional risks, including the following:

•	the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies;

•	difficulties and limitations on the repatriation of cash;

•	currency fluctuation and exchange rate risks;

•	protection of intellectual property, both for us and our clients;

•	evolving regulatory systems and standards, including recent tax law and labor law changes;

•	difficulty retaining management personnel and skilled employees; and

•	expiration of tax holidays.

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

Some of our international employees are covered by collective bargaining agreements or represented by works councils or labor unions. We believe our relations with our employees are generally good; however, we may experience strikes, work stoppages or slowdowns by employees. A strike, work stoppage or slowdown may affect our ability to meet our clients’ needs, which may result in the loss of business and clients and have a material adverse effect on our financial condition and results of operations. The terms of future collective bargaining agreements also may affect our competitive position, our financial condition and results of operations.

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

As a result of intense price competition in the technology products and consumer products marketplaces, the gross margins in our Supply Chain Business are low, and we expect them to continue to be low in the future. These low gross margins magnify the impact of variations in revenue and operating costs on our financial results. Increased competition arising from industry consolidation and/or low demand for products may hinder our ability to maintain or improve our gross margins. Portions of our operating expenses are relatively fixed, and planned expenditures are based in part on anticipated orders. Our current ability to forecast the amount and timing of future order volumes is difficult, and we expect this to continue because we are highly dependent upon the business needs of our clients, which are highly variable. As a result, we may not be able to reduce our operating expenses as a percentage of revenue to mitigate any further reductions in gross margins. We may also be required to spend money to restructure our operations should future demand fall significantly in one or more facilities. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our business, financial condition and operating results could be adversely affected.

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

Our growth strategy is partially based on the assumption that the trend toward outsourcing of supply chain management and logistics services will continue. Third-party service providers like ourselves are generally able to provide such services more efficiently than otherwise could be provided “in-house”, primarily as a result of our expertise and lower and more flexible employee cost structure. However, many factors could cause a reversal in the outsourcing trend. For example, our clients may see risks in relying on third-party service providers, or they may begin to define supply chain management and logistics activities as within their core competencies and decide to perform these operations themselves. If our clients are able to develop supply chain management expertise or improve the cost structure of their in-house supply chain activities, we may not be able to provide such clients with an attractive alternative for their supply chain management and logistics needs. If our clients in-source significant aspects of their supply chain operations, or if potential new clients decide to continue to perform their own supply chain activities in-house, our business, results of operations and financial condition may be materially adversely affected. In addition, if our current and potential clients choose to change their sourcing strategy, wherein they utilize multiple supply chain management and logistics service providers, this could have an adverse effect on our results of operations and financial condition.

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

We may be liable if third parties misappropriate personal information of our clients or our clients’ customers.

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

The funds held for clients may be subject to credit risk

In the course of providing e-Business services to our clients, we at times have possession of client funds. The funds are maintained at accredited financial institutions and the balances associated with these funds are at times without and in excess of federally insured limits. If this these funds are impaired, misappropriated or stolen, we could suffer:

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

Additionally, federal NOLs are subject to annual limitations under the change of ownership rules within Section 382 of the Internal Revenue Code. In general, an ownership change occurs when the percentage of stock held by one or more 5-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders at any time within a prescribed period, usually three years. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income. As discussed in Note 14 to our consolidated financial statements under Item 8, on October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan (“Tax Plan”) intended to reduce the likelihood that changes in the Company’s investor base have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code. However, there can be no assurance that the Tax Plan would be effective under all circumstances. On October 9, 2014, the Tax Plan was amended by our Board of Directors to extend the expiration of the Tax Plan until October 17, 2017. Following the stockholders’ approval of the Protective Amendment (as described in the following paragraphs) at the Company’s 2014 Annual Meeting, the Tax Plan was further amended so that it expired at the close of business on December 31, 2014.

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

Our performance is substantially dependent on the performance of our executive officers and other key employees, as well as management of our subsidiaries. The familiarity of these individuals with technology and service-related industries makes them especially critical to our success. Our success is also dependent on our ability to attract, train, retain and motivate high quality personnel. Competition for highly qualified personnel is intense. The loss of the services of any of our executive officers or key employees may harm our business.

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

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded with a closing price as low as $2.97 per share and as high as $4.17 per share during the year ended July 31, 2015. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

Steel Partners Holdings L.P. and its affiliates may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.

Steel Partners Holdings L.P. (“Steel Partners”), Handy & Harman, Ltd. (“HNH”), Steel Partners, Ltd. (“SPL”) and SPH Group Holdings LLC (“SPHG Holdings”) collectively owned greater than 34% of our outstanding capital stock as of May 31, 2015. Steel Partners, HNH, SPL and SPHG Holdings will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of mergers, consolidations or the sale of all or substantially all of our assets. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our Common Stock.

On December 24, 2014, SP Corporate Services LLC (“SP Corporate”), an indirect wholly owned subsidiary of Steel Partners Holdings L.P., entered into a Management Services Agreement (the “Management Services Agreement”) with the Company. Pursuant to the Management Services Agreement, SP Corporate will provide the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. The Management Services Agreement provides that the Company will pay SP Corporate a fixed monthly fee of $175,000 in consideration of the Services. The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by SP Corporate and the Company. The Management Services Agreement was effective as of January 1, 2015 and was to continue through June 30, 2015. During the quarter ended July 31, 2015, the Company and SP Corporate entered into an amendment to extend the term of the Management Services Agreement through December 31, 2015, with such term renewing for successive one year periods unless and until terminated pursuant to the terms of the Management Services Agreement.

Members of our Board of Directors also have significant interests in Steel Partners and its affiliates, which may create conflicts of interest.

Some of the members of our Board of Directors also hold positions with Steel Partners and its affiliates. Specifically, Warren G. Lichtenstein, our Chairman of the Board, is the Executive Chairman of the general partner of Steel Partners and holds various other positions with affiliates of Steel Partners. Glen M. Kassan, our Vice Chairman, is the managing director and operating partner of an affiliate of Steel Partners. Anthony Bergamo, a director, is also a director of Steel Partners. As a result, these individuals may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our directors that conflict with their fiduciary obligations to Steel Partners and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders.

We may incur non-cash impairment charges related to long-lived assets.

We test long-lived assets for impairment if a triggering event occurs. Long-lived asset impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long-

term growth rates and the level and timing of future cash flows. As a result, several factors could result in the impairment of some or all of our long-lived assets in future periods, including, but not limited to further weakening of the global economy, continued weakness in the industry, or failure of the Company to reach our internal forecasts which could impact our ability to achieve our forecasted levels of cash flows.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or if it does, whether such charges would be material. We will continue to review our long-lived assets for possible impairment. We cannot be certain that a downturn in our business or changes in market conditions will not result in an impairment of long-lived assets and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

Investing in securities is risky and speculative.

We invest in Trading Securities and Available-for-Sale securities. Our ability to earn returns on our investment, or even recover our capital, is dependent upon factors outside of our control, including the success of our portfolio companies’ businesses, and the market. We typically own a minority position in our portfolio companies, which may afford us representation on the board of directors of a portfolio company, but does not give us control over the entity. As a result we may have limited, if any, influence over our portfolio companies’ businesses and strategies. We cannot assure you that we will earn any returns or recover our invested capital.

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

In addition, holders of the Notes may convert all or any portion of their notes at their option at any time prior to the close of business or the business day immediately preceding their maturity date. This conversion may lessen the value of our common stock and/or dilute our common stockholders.

Despite existing debt levels, we may incur substantially more debt, which would increase the risks associated with our leverage.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments at that time, some of which may be secured debt. The indenture governing the Notes (Note 9) does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by us or any of our subsidiaries. As a result, we will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt or recapitalizing our debt. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our leverage.

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

ITEM 3.— LEGAL PROCEEDINGS

On February 15, 2012, the staff of the Division of Enforcement of the SEC initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. We have been cooperating fully with the investigation. During the year ended July 31, 2015, we recorded a charge of $1.6 million with respect to this matter. The Company believes that any resolution of this matter would include monetary penalties and other relief within the SEC’s authority. There can be no assurance that we will be able to reach a settlement with the SEC or that the amount of monetary penalties agreed in any settlement will not exceed the accrued conditions of any potential settlement.

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

On October 15, 2014, a Company shareholder commenced a purported derivative action in the Court of Chancery of the State of Delaware against the Company, entitled Mohammad Ladjevardian v. Anthony Bergamo, Jeffrey J. Fenton, Glen M. Kassan, Warren G. Lichtenstein, Jeffrey S. Wald, and Philip E. Lengyel, Steel Partners Holdings L.P., Handy & Harman Ltd.; Defendants, And ModusLink Global Solutions, Inc., Nominal Defendant, C.A. No. 10237-VCL , and Steel Partners Holdings L.P. (“Steel”) Handy & Harman Ltd. The Plaintiff alleges that the individual Defendants breached their fiduciary duties to the Company, unjust enrichment, duty of disclosure, waste of corporate assets and aiding and abetting such breaches. On November 6, 2014, Defendants moved to dismiss the Complaint for (i) failure to make a pre-suit demand upon the Board or sufficiently plead demand futility, and (ii) failure to state a claim upon which relief may be granted. The parties stipulated that all discovery concerning claims asserted in the Complaint shall be stayed pending resolution of the Motion to Dismiss. On July 13, 2015, our Motion to dismiss was granted by the court and the compliant was dismissed with prejudice.

On July 18, 2014, Scott R. Crawley (“Crawley”), a former executive officer of the Company, filed a lawsuit against the Company in Massachusetts Superior Court in Middlesex County (the “Court”) (the “First Lawsuit”) alleging that the Company breached the Executive Severance Agreement that it had with Crawley and wrongfully terminated Crawley in violation of public policy. In the First Lawsuit Crawley seeks both economic damages as well as emotional distress damages, both related to what he claims was the Company’s termination of his employment. The First Lawsuit is currently in the discovery phase. On November 25, 2014, Crawley filed a second lawsuit against the Company in the Court (the “Second Lawsuit”). In the Second Lawsuit, Crawley demanded that the Company indemnify him for the attorneys’ fees and expenses that Crawley had incurred to-date as a result of the First and Second Lawsuits and advance him the anticipated attorneys’ fees and expenses that he expected to incur in the First and Second Lawsuits. Crawley sought a Preliminary Injunction from the Court that would have required the Company to immediately pay his past attorneys’ fees and expenses and advance him for anticipated attorneys’ fees and expenses. On December 16, 2014 the Court denied Crawley’s request for a Preliminary Injunction. The parties entered into a confidential settlement as of June 29, 2015 and the case was dismissed with prejudice.

On December 22, 2014, ModusLink received a letter from a major customer, which claimed that ModusLink’s failure to implement required security measures proximately caused the theft of the customer’s proprietary data from two of ModusLink’s sites in China. The letter alleged that the customer had suffered significant losses as a result of the alleged theft. ModusLink has vigorously denied the allegations contained in the letter and engaged the customer in discussions regarding the matter. In fiscal year 2015, the parties resolved the issue and have entered into a confidential settlement agreement. This settlement did not result in a material impact on ModusLink’s financial condition or results of operations.

On June 8, 2015, Sean Peters, a former employee filed a complaint (the “Complaint”) against ModusLink Corporation in Superior Court of California asserting claims, among other things, for failure to pay wages, breach of contract, wrongful retaliation and termination, fraud, violations of California Business and Professions Code Section 17200, et seq., and civil penalties pursuant to California Labor Code Sections and pursuant to the California Private Attorney General Act, seeking over $1 million in damages, attorneys’ fees and costs and penalties. ModusLink filed an Answer to the Complaint making a general denial and asserting various affirmative defenses. The parties are currently engaged in discovery. Although there can be no assurance as to the ultimate outcome, ModusLink believes it has meritorious defenses and intends to defend the allegations vigorously.

ITEM 4.— MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MLNK”. The following table sets forth the range of high and low closing stock prices per share of common stock per fiscal quarter, as reported by the NASDAQ for our two most recent fiscal years.

Fiscal Year Ended July 31, 2015	High	Low
First Quarter	$4.17	$2.97
Second Quarter	$3.82	$3.00
Third Quarter	$3.95	$3.48
Fourth Quarter	$3.57	$3.21

Fiscal Year Ended July 31, 2014	High	Low
First Quarter	$4.46	$2.68
Second Quarter	$5.82	$3.65
Third Quarter	$5.68	$3.92
Fourth Quarter	$3.98	$3.58

Stockholders

As of September 23, 2015, there were approximately 372 holders of record of common stock of the Company.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the quarter ended July 31, 2015.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2015 to May 31, 2015	—	$—	—	—
June 1, 2015 to June 30, 2015	—	$—	—	—
July 1, 2015 to July 31, 2015	—	$—	—	—

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

ITEM 6.— SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2015. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years ended July 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$561,673	$723,400	$754,504	$713,947	$844,277

Operating loss	(14,339)	(5,449)	(28,232)	(34,861)	(21,528)

Loss from continuing operations	(18,429)	(16,362)	(39,330)	(27,608)	(17,987)
Income (loss) from discontinued operations	—	80	(1,025)	(10,500)	(16,478)

Net loss	$(18,429)	$(16,282)	$(40,355)	$(38,108)	$(34,465)

Basic and diluted loss per share:
Loss from continuing operations	$(0.35)	$(0.32)	$(0.84)	$(0.63)	$(0.42)
Income (loss) from discontinued operations	—	—	(0.02)	(0.24)	(0.38)

Net loss	$(0.35)	$(0.32)	$(0.86)	$(0.87)	$(0.80)

Weighted average common shares outstanding—basic and diluted	51,940	51,582	46,654	43,565	43,294

	July 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Working capital	$202,289	$207,174	$114,655	$113,511	$152,383
Total assets	446,502	451,646	343,696	358,882	422,247
Long-term liabilities	90,548	81,434	10,360	11,374	14,562
Stockholders’ equity	144,601	171,618	156,905	165,132	214,542

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ModusLink Global Solutions, Inc. provides comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. We provide services to leading companies in consumer electronics, communications, computing, software, and retail. The Supply Chain Business operations are supported by a global footprint that includes more than 25 sites across North America, Europe, and the Asia Pacific region.

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

Most of our clients’ products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season.

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and restatement costs, SEC penalties, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses net, (gains) losses, and equity in losses, of affiliates and impairments and discontinued operations. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives; global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business; demand for our clients’ products; the effect of product form factor changes; technology changes; revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as computer hardware manufacturers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The markets for our services are generally very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency and cost reduction improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. For the years ended July 31, 2015, 2014 and 2013, our gross margin percentage was 9.7%, 10.3% and 9.9%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating facilities, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2015, 2014 and 2013, the Company’s 10 largest clients accounted for approximately 76%, 80% and 76% of consolidated net revenue, respectively. Sales to GoPro accounted for approximately 19%, 11%, and 6% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2015, 2014 and 2013, respectively. Sales to Hewlett-Packard accounted for approximately 14%, 29%, and 29% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2015, 2014, and 2013, respectively. All four reportable segment report revenues associated with GoPro and Hewlett-Packard. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the fiscal year ended July 31, 2015, the Company reported net revenue of $561.7 million, operating loss of $14.3 million, loss from continuing operations before income taxes of $16.4 million and net loss of $18.4 million. For the fiscal year ended July 31, 2014, the Company reported net revenue of $723.4 million, operating loss of $5.5 million, loss from continuing operations before income taxes of $11.5 million and net loss of $16.3 million. For the fiscal year ended July 31, 2013, the Company reported net revenue of $754.5 million, operating loss of $28.2 million, loss from continuing operations before income taxes of $33.9 million and net loss of $40.4 million. At July 31, 2015, we had cash and cash equivalents of $119.4 million, and working capital of $202.3 million.

Basis of Presentation

The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has four operating segments: Americas; Asia; Europe and e-Business. The Company has four reportable segments: Americas; Asia; Europe; and e-Business. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The corporate-level balance sheet information includes cash and cash equivalents, trading securities, investments in affiliates, notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments.

All significant intercompany transactions and balances have been eliminated in consolidation.

As discussed further in Note 19 of our consolidated financial statements, Discontinued Operations and Divestitures, in Item 8 below, the Company’s wholly-owned subsidiary, TFL sold substantially all of its assets on January 11, 2013. The Company determined that the sale of TFL qualified for discontinued operations presentation in the accompanying consolidated financial statements.

Results of Operations

Fiscal Year 2015 compared to Fiscal Year 2014

Net Revenue:

	Twelve Months Ended July 31, 2015	As a % of Total Net Revenue	Twelve Months Ended July 31, 2014	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$200,929	35.8%	$299,026	41.3%	$(98,097)	(32.8%)
Asia	163,262	29.1%	176,592	24.4%	(13,330)	(7.5%)
Europe	160,602	28.6%	209,550	29.0%	(48,948)	(23.4%)
e-Business	36,880	6.5%	38,232	5.3%	(1,352)	(3.5%)

Total	$561,673	100.0%	$723,400	100.0%	$(161,727)	(22.4%)

Net revenue decreased by approximately $161.7 million during the year ended July 31, 2015, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a major computing market client, as well as lower revenues from an aftermarket services program related to the repair and refurbishment of mobile devices and lower revenue from another computing market client. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the year ended July 31, 2015. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $65.8 million during the year ended July 31, 2015, as compared to $43.0 million during the same period in the prior year. The increase in revenue from new programs was primarily due to the addition of client programs associated with consumer electronics markets, offset by the exclusion of smaller client programs that are now classified as base business. Base business is defined as client programs that have been executed for 12 months or more.

During the second quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter of fiscal 2014 for one of their supply chain programs in Asia for which we are currently the primary service provider. While we were notified that the client intended to add an additional service provider to this program, we expect to continue to be the primary service provider. We expect this change in sourcing strategy to result in reduced annualized net revenue of approximately $15 million to $20 million, and to have a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program. Although there can be no assurances, we have continued to seek to offset this loss of net revenue and associated operating income through increased revenues from other clients, new business opportunities, increases in productivity and ongoing cost reduction initiatives.

During the fourth quarter of fiscal year 2014, the Company was informed by a major client in the computing market that due to a further change in the client’s supply chain strategy, a number of programs currently sourced with the Company primarily in the Americas would conclude by the first quarter of fiscal year 2015. Combined, these programs currently accounted for approximately $150 million to $160 million of annual net revenue and approximately $2.5 million to $3.5 million of operating income due to the historically low margins we have realized from these programs. We continue to seek to offset the loss of net revenue and the associated operating income through increased revenues from new client program wins along with increased business with existing clients, ongoing productivity increases and cost reduction initiatives.

During the year ended July 31, 2015, net revenue in the Americas region decreased by approximately $98.1 million. This decrease occurred primarily as a result of lower volumes from a major computing market client and an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by increased revenue from a consumer electronics client. Within the Asia region, the net revenue decrease of approximately $13.3 million primarily resulted from lower volumes from a few computing and software markets clients partially offset by increased revenue from a consumer electronics client. Within the Europe region, net revenue decreased by approximately $48.9 million primarily resulted from lower volumes from computing and consumer electronics markets clients. Net revenue for e-Business decreased by approximately $1.4 million, primarily due to lower revenues from consumer electronics and computing markets clients.

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

Cost of Revenue:

	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$190,941	95.0%	$276,169	92.4%	$(85,228)	(30.9%)
Asia	133,703	81.9%	137,937	78.1%	(4,234)	(3.1%)
Europe	149,410	93.0%	199,779	95.3%	(50,369)	(25.2%)
e-Business	33,134	89.8%	34,790	91.0%	(1,656)	(4.8%)

Total	$507,188	90.3%	$648,675	89.7%	$(141,487)	(21.8%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the year ended July 31, 2015 included materials procured on behalf of our clients of $307.3 million, or 54.7% of consolidated net revenue, as compared to $434.6 million, or 60.0% of consolidated net revenue for the same period in the prior year, a decrease of $127.3 million. Total cost of revenue decreased by $141.5 million for the year ended July 31, 2015, as compared to the same period in the prior year, primarily due to the decline in cost of materials associated with a major computing market client and the reduction in other costs of revenues primarily due to restructuring activities.

Gross margin decreased to 9.7% for the year ended July 31, 2015, from 10.3% for the same period in the prior year, primarily as a result of reduction in revenue, partially offset by the reduction in cost of materials and labor. For the year ended July 31, 2015, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 5.0%, 18.1% and 7.0%, as compared to 7.6%, 21.9% and 4.7%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the year ended July 31, 2015.

In the Americas, the 2.6 percentage point decrease in gross margin, from 7.6% to 5.0%, resulted from lower revenues, partially offset by lower costs of materials and labor. In Asia, the 3.8 percentage point decrease, from 21.9% to 18.1% was primarily due to an unfavorable program mix. In Europe, the 2.3 percentage point improvement in gross margin, from 4.7% to 7.0%, resulted from the favorable impact of cost reductions, offset partially by lower revenues. The gross margin for e-Business was 10.2% for the year ended July 31, 2015 as compared to 9.0% for the same period of the prior year. This improvement of 1.2 percentage points was due to lower material costs offset partially by the decrease in revenues and increase in labor costs.

Selling, General and Administrative Expenses:

	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$13,129	6.5%	$12,403	4.1%	$726	5.9%
Asia	18,559	11.4%	20,387	11.5%	(1,828)	(9.0%)
Europe	14,506	9.0%	17,253	8.2%	(2,747)	(15.9%)
e-Business	2,384	6.5%	2,305	6.0%	79	3.4%

Sub-total	48,578	8.6%	52,348	7.2%	(3,770)	(7.2%)
Corporate-level activity	11,089		19,672		(8,583)	(43.6%)

Total	$59,667	10.6%	$72,020	10.0%	$(12,353)	(17.2%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the year ended July 31, 2015 decreased by approximately $12.4 million compared to the same period in the prior year, primarily as a result of reduced employee-related costs ($7.5 million) related to restructuring, professional fees ($2.3 million) including legal and audit fees, depreciation expense ($2.8 million), and various other cost savings ($1.4 million), offset by an increase for SEC penalties ($1.6 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the nine months ended July 31, 2015.

Amortization of Intangible Assets:

	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$55	0.0%	$129	0.0%	$(74)	(57.4%)
e-Business	612	1.7%	968	2.5%	(356)	(36.8%)

Total	$667	0.1%	$1,097	0.2%	$(430)	(39.2%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of April 30, 2015.

Impairment of Goodwill and Long-Lived Assets:

	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$302	0.2%	$—	0.0%	$302	—
Asia	—	0.0%	—	0.0%	—	—
Europe	—	0.0%	500	0.2%	(500)	(100.0%)
e-Business	3,058	8.3%	—	0.0%	3,058	—

Total	$3,360	0.6%	$500	0.1%	$2,860	572.0%

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is primarily based on a discounted cash flow (“DCF”) method. The DCF approach requires that we forecast future cash flows for the reporting unit and discount the cash flow streams based on a weighted average cost of capital that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. During the fourth quarter of fiscal year 2015, the Company completed its annual impairment analysis of goodwill and determined that the fair value of the reporting unit, derived from forecasted cash flows, did not exceed its carrying value. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2015, the Company concluded that its remaining goodwill was fully impaired and recorded a $3.1 million non-cash goodwill impairment charge. There were no goodwill impairments for the year ended July 31, 2014. The impairment of long-lived assets in the Americas, during the year ended July 31, 2015, related to the write-down of leasehold improvements associated with the planned closure of a facility.

During the second quarter of fiscal year 2014, the Company determined that the carrying value of its Kildare, Ireland facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value.

Restructuring, net:

	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$909	0.5%	$869	0.3%	$40	4.6%
Asia	997	0.6%	933	0.5%	64	6.9%
Europe	3,165	2.0%	4,337	2.1%	(1,172)	(27.0%)
e-Business	59	0.2%	418	1.1%	(359)	(85.9%)

Total	$5,130	0.9%	$6,557	0.9%	$(1,427)	(21.8%)

During the fiscal year ended July 31, 2015, the Company recorded a net restructuring charge of $5.1 million. Of this amount, $4.9 million primarily related to the workforce reduction of 235 employees across all operating segments, and $0.2 million related to contractual obligations.

During the fiscal year ended July 31, 2014, the Company recorded a net restructuring charge of $6.6 million. Of this amount, $6.3 million primarily related to the workforce reduction of 181 employees across all operating segments, and $0.3 million related to contractual obligations.

Interest Income/Expense:

During the fiscal year ended July 31, 2015, interest income increased to $0.9 million from $0.4 million during the fiscal year ended July 31, 2014.

Interest expense totaled approximately $10.6 million and $5.0 million for the fiscal years ended July 31, 2015 and 2014, respectively. The interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”) during the year ended July 31, 2014.

Other Gains (Losses), net:

Other gains (losses), net totaled approximately $15.0 million for the fiscal years ended July 31, 2015. The balance consists primarily of $12.8 million and $0.8 million, in net non-cash and cash gains, respectively, associated with its Trading Securities (see Note 5) and $1.8 million in net realized and unrealized foreign exchange gains, offset by other gain and losses. For the fiscal year ended July 31, 2015, the net gains of $1.8 million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.5 million, $0.2 million and $0.7 million in the Americas, Asia and Europe, respectively.

Other gains (losses), net totaled approximately $(0.1) million for the fiscal years ended July 31, 2014. The balance consists primarily of $0.5 million in net realized and unrealized foreign exchange losses, offset by gains on sales of fixed assets of $0.5 million. For the fiscal year ended July 31, 2014, the net losses of $0.5 million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.2 million, $(0.5) million and $0.4 million in the Americas, Asia and Europe, respectively.

(Gains) losses, and equity in losses, of affiliates and impairments:

(Gains) losses, and equity in losses, of affiliates and impairments results from the Company’s minority ownership in certain investments that are accounted for under the equity method and cost method and impairments on these investments. (Gains) losses, and equity in losses, of affiliates and impairments was $7.1 million and $1.6 million for the fiscal years ended July 31, 2015 and 2014, respectively. For the fiscal years ended July 31, 2015, the Company recorded gains of $0.2 million associated with its cost method investments. For the fiscal years ended July 31, 2015, the Company recorded an immaterial amount of its proportionate share of the affiliates’ gains under the equity method of accounting. For the fiscal years ended July 31, 2014, the Company recorded its proportionate share of the affiliates’ losses of $0.1 million. During the fiscal year ended July 31, 2015 and 2014, the Company also recorded impairment charges of $7.3 million and $1.4 million, respectively, on certain investments included in the @Ventures portfolio of companies.

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

Income Tax Expense:

During the fiscal year ended July 31, 2015, the Company recorded income tax expense of approximately $2.3 million compared to income tax expense of $4.7 million, for the prior fiscal year. For the fiscal years ended July 31, 2015 and 2014, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the fiscal year ended July 31, 2015, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. For the fiscal year ended July 31, 2014, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, the Company uses Adjusted EBITDA, a non-GAAP financial measure, to assess its performance. EBITDA represents earnings before interest, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of SEC inquiry and restatement costs, SEC penalties, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses net, (gains) losses, and equity in losses, of affiliates and impairments and discontinued operations.

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

The following table includes the reconciliations of our U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for fiscal 2015, 2014 and 2013:

	Twelve Months Ended July 31,
(In thousands)	2015	2014	2013
Net loss	$(18,429)	$(16,282)	$(40,355)

Interest income	(893)	(382)	(300)
Interest expense	10,618	5,009	612
Income tax expense	2,283	4,682	3,779
Depreciation	8,668	13,179	14,118
Amortization of intangible assets	667	1,097	1,133

EBITDA	2,914	7,303	(21,013)

SEC inquiry and financial restatement costs	489	3,909	10,761
SEC penalties on resolution	1,600	—	—
Strategic consulting and other related professional fees	678	963	1,270
Executive severance and employee retention	—	1,080	1,417
Restructuring	5,130	6,557	14,497
Share-based compensation	1,757	2,254	2,308
Impairment of goodwill and long-lived assets	3,360	500	—
Unrealized foreign exchange (gains) losses	(1,585)	(660)	1,964
Other non-operating (gains) losses, net	(13,439)	(430)	592
(Gains) losses, and equity in losses, of affiliates and impairments	7,087	1,554	4,365
(Income) loss from discontinued operations	—	(80)	1,025

Adjusted EBITDA	$7,991	$22,950	$17,186

Our Adjusted EBITDA measure reflects adjustments based on the following items:

SEC inquiry and financial restatement costs. We exclude external costs related to our SEC inquiry and financial restatement. We exclude these costs because we do not believe they are indicative of our normal operating costs.

SEC penalties on resolution. We exclude SEC penalties because we do not believe they are indicative of our normal operating costs.

Strategic consulting and other related professional expenses. We exclude certain professional fees related to our evaluation of strategic alternatives, cost alignment initiatives, and proxy contests with activist investors. We exclude these costs because we do not believe they are indicative of our normal operating costs.

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

(Gains) losses, and equity in losses, of affiliates and impairments. We exclude (gains) losses, and equity in losses, of affiliates and impairments related to our investments in a small number of privately held companies. We exclude this balance because it is not related to or indicative of the results of the Company’s core supply chain business.

Discontinued Operations. We exclude gains or losses associated with the Company’s discontinued operations. We exclude these costs because they are not indicative of the results of the Company’s core supply chain business.

Results of Operations

Fiscal Year 2014 compared to Fiscal Year 2013

Net Revenue:

	2014	As a % of Total Net Revenue	2013	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$299,026	41.3%	$268,490	35.6%	$30,536	11.4%
Asia	176,592	24.4%	212,963	28.2%	(36,371)	(17.1%)
Europe	209,550	29.0%	237,222	31.4%	(27,672)	(11.7%)
e-Business	38,232	5.3%	35,829	4.8%	2,403	6.7%

Total	$723,400	100.0%	$754,504	100.0%	$(31,104)	(4.1%)

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

During the second quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter of fiscal 2014 for one of their supply chain programs in Asia for which we are currently the primary service provider. While we were notified that the client intends to add an additional service provider to this program, we expect to continue to be the primary service provider. We expect this change in sourcing strategy to result in reduced annualized net revenue of approximately $15 million to $20 million, and to have a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program. Although there can be no assurances, we have continued to seek to offset this loss of net revenue and associated operating income through increased revenues from other clients, new business opportunities, increases in productivity and ongoing cost reduction initiatives.

During the fourth quarter of fiscal year 2014, the Company was informed by a major client in the computing market that due to a further change in the client’s supply chain strategy, a number of programs currently sourced with the Company primarily in the

Americas would conclude by the first quarter of fiscal year 2015. Combined, these programs currently accounted for approximately $150 million to $160 million of annual net revenue and approximately $2.5 million to $3.5 million of operating income due to the historically low margins we have realized from these programs. We continue to seek to offset the loss of net revenue and the associated operating income through increased revenues from new client program wins along with increased business with existing clients, ongoing productivity increases and cost reduction initiatives.

During the fiscal year ended July 31, 2014, net revenue in the Americas region increased by approximately $30.5 million, as compared to the prior fiscal year. This increase resulted primarily from higher revenue from a consumer electronics client and higher revenue from an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by the effects of lower revenue from a client in the communications market. Within the Asia region, the net revenue decrease of approximately $36.4 million primarily resulted from lower order volumes from certain clients related to the computing and software markets. Within the Europe region, net revenue decreased by approximately $27.7 million primarily due to lower volumes from a significant software client that reorganized its supply chain. Net revenue for e-Business increased by approximately $2.4 million primarily due to higher revenue from a consumer electronics client.

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

Cost of Revenue:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$276,169	92.4%	$253,084	94.3%	$23,085	9.1%
Asia	137,937	78.1%	165,770	77.8%	(27,833)	(16.8%)
Europe	199,779	95.3%	230,388	97.1%	(30,609)	(13.3%)
e-Business	34,790	91.0%	30,892	86.2%	3,898	12.6%

Total	$648,675	89.7%	$680,134	90.1%	$(31,459)	(4.6%)

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

In the Americas, the 1.9 percentage point increase in gross margin, from 5.7% to 7.6%, resulted from the favorable impact of a shift in revenue mix as well as cost reduction programs and lower labor and overhead costs at certain facilities. In Asia, the 0.3 percentage point decrease, from 22.2% to 21.9% was primarily the result of lower revenues, offset in part by a favorable revenue mix as well as cost reduction programs. In Europe, the 1.8 percentage point improvement in gross margin, from 2.9% to 4.7%, was attributable to cost reduction programs at certain facilities partially offset by an unfavorable revenue mix. The gross margin for e-Business was 9.0% for the fiscal year ended July 31, 2014 as compared to 13.8% for the same period of the prior year. This decrease of 4.8 percentage points represents a higher proportion of materials costs due to the addition of a consumer electronics fulfillment program with higher relative materials cost that was partly offset by labor and overhead costs that did not increase in proportion to revenues.

Selling, General and Administrative Expenses:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$12,403	4.1%	$13,892	5.2%	$(1,489)	(10.7%)
Asia	20,387	11.5%	21,925	10.3%	(1,538)	(7.0%)
Europe	17,253	8.2%	19,289	8.1%	(2,036)	(10.6%)
e-Business	2,305	6.0%	2,765	7.7%	(460)	(16.6%)

Sub-total	52,348	7.2%	57,871	7.7%	(5,523)	(9.5%)
Corporate-level activity	19,672	—	29,101	—	(9,429)	(32.4%)

Total	$72,020	10.0%	$86,972	11.5%	$(14,952)	(17.2%)

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

Amortization of Intangible Assets:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$129	0.0%	$150	0.1%	$(21)	(14.0%)
e-Business	968	2.5%	983	2.7%	(15)	(1.5%)

Total	$1,097	0.2%	$1,133	0.2%	$(36)	(3.2%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisition of ModusLink OCS and ModusLink PTS. Amortization expense was essentially flat as compared to the prior year period.

Impairment of Goodwill and Long-Lived Assets:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$—	0.0%	$—	—
Asia	—	0.0%	—	0.0%	—	—
Europe	500	0.2%	—	0.0%	500	100.0%
e-Business	—	0.0%	—	0.0%	—	—

Total	$500	0.1%	$—	0.0%	$500	—

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

During the second quarter of fiscal year 2014, the Company determined that the carrying value of its Kildare, Ireland facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value.

Restructuring, net:

	2014	As a % of Segment Net Revenue	2013	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$869	0.3%	$1,594	0.6%	$(725)	(45.5%)
Asia	933	0.5%	2,427	1.1%	(1,494)	(61.6%)
Europe	4,337	2.1%	9,636	4.1%	(5,299)	(55.0%)
e-Business	418	1.1%	840	2.3%	(422)	(50.2%)

Total	$6,557	0.9%	$14,497	1.9%	$(7,940)	(54.8%)

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

Interest expense totaled approximately $5.0 million and $0.6 million for the fiscal years ended July 31, 2014 and 2013, respectively. During the year ended July 31, 2014, the interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). In the prior year, interest expense related primarily to the Company’s stadium obligation. In August 2000, the Company announced it had acquired the exclusive naming and sponsorship rights to the New England Patriots’ new stadium, for a period of fifteen years. In August 2002, the Company finalized an agreement with the owner of the stadium to amend the sponsorship agreement. Under the terms of the amended agreement, the Company relinquished the stadium naming rights and remains obligated for a series of annual payments of $1.6 million per year through 2015.

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

(Gains) losses, and equity in losses, of affiliates and impairments:

(Gains) losses, and equity in losses, of affiliates and impairments results from the Company’s minority ownership in certain investments that are accounted for under the equity method and cost method and impairments on these investments. (Gains) losses, and equity in losses, of affiliates and impairments was $1.6 million and $4.4 million for the fiscal years ended July 31, 2014 and 2013, respectively. For the fiscal years ended July 31, 2014 and 2013, the Company recorded its proportionate share of the affiliates’ losses of $0.1 million and $1.6 million, respectively, under the equity method of accounting. During the fiscal year ended July 31, 2014 and 2013, the Company also recorded impairment charges of $1.4 million and $2.8 million, respectively, on certain investments included in the @Ventures portfolio of companies.

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

Discontinued Operations:

During the fiscal years ended July 31, 2014 and 2013, the Company recorded losses from discontinued operations of $0.1 million and $1.0 million, respectively. As discussed further in Note 19 to the accompanying consolidated financial statements, on January 11, 2013, the Company’s wholly-owned subsidiary, TFL, sold substantially all of its assets to Encore Holdings, LLC (“Encore”). The $1.1 million decrease in the loss from discontinued operations is primarily attributable to $1.1 million of reduced TFL operating losses.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of July 31, 2015, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $119.4 million. The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $47.2 million at July 31, 2015, of which approximately $9.8 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. During the year ended July 31, 2015, the Company did not meet the criteria that would cause its financial covenants to be effective. As of July 31, 2015, the Company did not have any balance outstanding on the Credit Agreement. As of July 31, 2014, the Company had $4.5 million outstanding on the Credit Agreement.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the year ended July 31, 2015. The Company may not redeem the Notes prior to the mandatory date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. As of July 31, 2015 and 2014, the net carrying value of the Notes was $77.9 million and $73.4 million, respectively.

Consolidated working capital was $202.3 million at July 31, 2015, compared with $207.2 million at July 31, 2014. Included in working capital were cash and cash equivalents of $119.4 million at July 31, 2015 and $183.5 million at July 31, 2014.

Net cash provided by operating activities of continuing operations was $19.2 million for the year ended July 31, 2015, as compared to net cash provided by operating activities of $10.1 million in the prior year period. The $9.1 million increase in net cash provided by operating activities of continuing operations, as compared with the same period in the prior year, was due to exit of a client in the computing market. This exit resulted in a decrease in cash used for the purchase of inventory, partially offset by a decrease in cash provided by sales to a client in the computing market; offset further by the overall increase in operating loss adjusted for non-cash changes in operating assets and liabilities. During the year ended July 31, 2015, non-cash items within net cash provided by operating activities included depreciation expense of $8.7 million, amortization of intangible assets of $0.7 million, amortization of deferred financing costs of $0.6 million, accretion of debt discount of $4.5 million, impairment of goodwill and long-lived assets of $3.4 million, share-based compensation of $1.8 million, non-operating gains, net, of $15.0 million and (gains) losses, and equity in losses, of affiliates and impairments of $7.1 million. During the fiscal year ended July 31, 2014, non-cash items within net cash provided by operating activities included depreciation expense of $13.2 million, share-based compensation of $2.3 million, amortization of intangible assets of $1.1 million, impairment of long-lived assets of $0.5 million, amortization of deferred financing costs of $1.3 million, accretion of debt discount of $1.5 million, non-operating losses, net, of $0.1 million and (gains) losses, and equity in losses, of affiliates and impairments of $1.6 million.

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

Investing activities of continuing operations used cash of $75.3 million and $5.6 million during the year ended July 31, 2015 and 2014, respectively. The $75.3 million of cash used in investing activities during the year ended July 31, 2015 was comprised of $69.2 million in purchase of Trading Securities, $8.5 million in capital expenditures and $2.3 million in proceeds from the sale of Trading Securities. The $5.6 million of cash used in investing activities during the fiscal year ended July 31, 2014 was comprised of $4.5 million in capital expenditures, $0.8 million of investments in affiliates and $0.4 million of investments in trading securities.

Cash flows used in financing activities of continuing operations during the year ended July 31, 2015 is primarily related to the $4.5 million in net repayments for the Company’s revolving line of credit. Cash flows from financing activities of continuing operations during the year ended July 31, 2014 is primarily related to the proceeds of $100 million from issuance of the Notes, net of transaction costs of $3.4 million.

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

	Operating Leases	Capital Lease Obligations	Purchase Obligations	Convertible Notes Interest & Principal	Total
	(In thousands)
Payments due by period
Less than 1 year	$16,055	$257	$47,922	$5,469	$69,703
1-3 years	15,110	390	—	10,500	26,000
3-5 years	6,733	205	—	105,250	112,188
More than 5 years	4,088	132	—	—	4,220

	$41,986	$984	$47,922	$121,219	$212,111

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2015 are as follows:

1)	These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2015, our reserves for income taxes totaled approximately $3.9 million.

2)	The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 11 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

3)	Total rent and equipment lease expense charged to continuing operations was $19.7 million, $21.3 million and $25.2 million for the fiscal years ended July 31, 2015, 2014, and 2013, respectively.

4)	From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2015, the Company had no recorded liabilities with respect to these arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory, restructuring, contingencies, share-based compensation expense, goodwill and long-lived assets, investments, pension obligations and income taxes. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: determining the valuation of inventory and related reserves; determining future lease assumptions related to restructured facility lease obligations; measuring share-based compensation expense; determining projected and discounted cash flows for purposes of evaluating goodwill, long-lived assets and intangible assets for impairment; preparing investment valuations; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

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

Inventory Valuation

We value the inventory at the lower of cost or market. We continuously monitor inventory balances and record inventory provisions for any excess of the cost of the inventory over its estimated market value. We also monitor inventory balances for obsolescence and excess quantities as compared to projected demands. Our inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, contractual provisions with our clients, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of our inventories, we use the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and client requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts.

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2015, the Company’s accrued restructuring balance totaled $1.5 million, of which remaining contractual obligations represented $0.1 million. These contractual obligations principally represent future obligations under non- cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate advisors to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%—20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.2 million to $0.3 million.

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

ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimates its forfeiture rate based on a historical analysis of share- based payment award forfeitures. If actual forfeitures should vary from estimated forfeitures, adjustments to share-based compensation expense may be required. The Company uses the binomial-lattice option-pricing model (“binomial-lattice model”)

for valuation of share-based awards with time-based vesting. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. For share- based awards based on market conditions, specifically, the Company’s stock price, the compensation cost and derived service periods are estimated using the Monte Carlo valuation method. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and Monte Carlo valuations and the resulting fair value used to record compensation expense. The Company’s determination of fair value of stock options on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any significant changes in these assumptions may materially affect the estimated fair value of the share-based award.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value. As of July 31, 2015, $3.0 million, $10.5 million, $12.6 million, and $1.5 million of the Company’s long-lived assets related to the Americas, Asia, Europe, and e-Business reporting units, respectively, consisting primarily of property and equipment, and to a lesser extent intangible assets, either specifically identifiable to or allocated to the segments.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for its reporting units on July 31, of each fiscal year. The Income Approach indicates the fair value of an asset based on the present value of the cash flows that the asset can be expected to generate in the future. Specifically, the Discounted Cash Flow (“DCF”) Method was relied upon in the valuation of the net assets of the e-Business reporting unit. During the fourth quarter of fiscal year 2015, the Company completed its annual impairment analysis of goodwill. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2015, the Company concluded that its remaining goodwill was fully impaired and recorded a $3.1 million non-cash goodwill impairment charge.

During the second quarter of fiscal year 2014, the Company determined that the carrying value of its Kildare, Ireland facility was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value.

Investments

The Company has maintained interests in a small number of privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invested in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2015, the Company recorded gains of $0.2 million associated with its cost method investments. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net income or losses of the investee are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2015, the Company recorded an immaterial amount of its proportionate share of the affiliates’ gains. For the fiscal years ended July 31, 2014, and 2013, the Company recorded its proportionate share of the affiliates’ losses of $0.1 million and $1.6 million, respectively.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $7.3 million, $1.4 million and $2.8 million for fiscal years ended July 31, 2015, 2014, and 2013, respectively. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statements of Operations. During fiscal years ended July 31, 2015, 2014, and 2013, no such gains or losses had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2015, 2014 and 2013, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2015 totaled approximately $2.0 billion, $427.7 million and $68.7 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $36.3 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods or a cumulative effect approach. The Company is evaluating the potential effects on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40), which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for the Company as of the first quarter of fiscal year 2017. The new guidance is not anticipated to have an effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810), Amendments to Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2017. The Company will assess the impact of this standard on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2017. The Company will assess the impact of this standard on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which provides guidance related to inventory measurement. The new standard requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for the Company beginning in the first quarter of fiscal year 2018. The Company is currently evaluating the effect the guidance will have on the Company’s financial statement disclosures, results of operations and financial position.

Protective Amendment

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statements of Operations. As of July 31, 2015, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At July 31, 2015, the Company did not have an outstanding balance under its Credit Facility and the Company did not have any open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2015, the Company did not have any material derivative financial instruments.

In fiscal year 2015, approximately 64.1% of the Company’s consolidated net revenue was generated internationally. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2015, we recorded foreign currency translation gains of $8.2 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2015, we recorded foreign currency transaction gains of $1.8 million which are recorded in “Other gains (losses), net” in our Consolidated Statement of Operations.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ModusLink Global Solutions, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of ModusLink Global Solutions, Inc. as of July 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. at July 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ModusLink Global Solutions, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows of ModusLink Global Solutions, Inc. and subsidiaries for the year ended July 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of ModusLink Global Solutions, Inc.’s operations and their cash flows for the year ended July 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

October 15, 2013

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2015	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$119,431	$183,515
Trading securities	78,716	22,793
Accounts receivable, trade, net of allowance for doubtful accounts of $57 and $63 at July 31, 2015 and July 31, 2014, respectively	131,216	123,948
Inventories	48,740	65,269
Funds held for clients	21,807	—
Prepaid expenses and other current assets	13,732	10,243

Total current assets	413,642	405,768
Property and equipment, net	22,736	25,126
Investments in affiliates	—	7,172
Goodwill	—	3,058
Other intangible assets, net	—	667
Other assets	10,124	9,855

Total assets	$446,502	$451,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$120,118	$105,045
Accrued restructuring	1,528	2,246
Accrued expenses	38,970	39,544
Other current liabilities	50,737	51,759

Total current liabilities	211,353	198,594

Long-term portion of accrued restructuring	—	39
Notes payable	77,864	73,391
Other long-term liabilities	12,684	8,004

Long-term liabilities	90,548	81,434

Total liabilities	301,901	280,028

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at July 31, 2015 and July 31, 2014	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 52,233,888 issued and outstanding shares at July 31, 2015; 52,100,763 issued and outstanding shares at July 31, 2014	522	521
Additional paid-in capital	7,452,410	7,450,541
Accumulated deficit	(7,311,841)	(7,293,412)
Accumulated other comprehensive income	3,510	13,968

Total stockholders’ equity	144,601	171,618

Total liabilities and stockholders’ equity	$446,502	$451,646

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Twelve Months Ended July 31,
	2015	2014	2013
Net revenue	$561,673	$723,400	$754,504
Cost of revenue	507,188	648,675	680,134

Gross profit	54,485	74,725	74,370

Operating expenses
Selling, general and administrative	59,667	72,020	86,972
Amortization of intangible assets	667	1,097	1,133
Impairment of goodwill and long-lived assets	3,360	500	—
Restructuring, net	5,130	6,557	14,497

Total operating expenses	68,824	80,174	102,602

Operating loss	(14,339)	(5,449)	(28,232)

Other income (expense):
Interest income	893	382	300
Interest expense	(10,618)	(5,009)	(612)
Other gains, net	15,005	(50)	(2,642)
Impairment of investments in affiliates	(7,295)	(1,420)	(2,750)

Total other income (expense)	(2,015)	(6,097)	(5,704)

Loss from continuing operations before income taxes	(16,354)	(11,546)	(33,936)
Income tax expense	2,283	4,682	3,779
(Gains) losses, and equity in losses, of affiliates, net of tax	(208)	134	1,615

Loss from continuing operations	(18,429)	(16,362)	(39,330)
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	80	(1,025)

Net loss	$(18,429)	$(16,282)	$(40,355)

Basic and diluted net income per share:
Loss from continuing operations	$(0.35)	$(0.32)	$(0.84)
Income (loss) from discontinued operations	—	—	(0.02)

Net loss	$(0.35)	$(0.32)	$(0.86)

Weighted average common shares used in:
Basic and diluted earnings per share	51,940	51,582	46,654

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Twelve Months Ended July 31,
	2015	2014	2013
Net loss	$(18,429)	$(16,282)	$(40,355)
Other comprehensive income:
Foreign currency translation adjustment	(8,163)	74	3,057
Pension liability adjustments, net of tax	(2,306)	166	(831)
Net unrealized holding gain on securities, net of tax	11	15	46

Other comprehensive income (loss)	(10,458)	255	2,272

Comprehensive loss	$(28,887)	$(16,027)	$(38,083)

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2012	43,926,622	$439	$7,390,027	$(7,236,775)	$11,441	$165,132
Net loss				(40,355)		(40,355)
Issuance of common stock to Steel Partners Holdings, L.P., net of transaction costs of $2.3 million	7,500,000	75	27,600	—	—	27,675
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	11,986	—	31	—	—	31
Restricted stock grants	278,220	3	(3)	—	—	—
Restricted stock forfeitures	(140,935)	(1)	(157)	—	—	(158)
Share-based compensation	—	—	2,308	—	—	2,308
Other comprehensive items	—	—	—	—	2,272	2,272

Balance at July 31, 2013	51,575,893	516	7,419,806	(7,277,130)	13,713	156,905
Net loss				(16,282)	—	(16,282)
Equity portion of convertible senior notes	—	—	27,163	—	—	27,163
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	354,711	3	1,365	—	—	1,368
Restricted stock grants	184,130	2	(2)	—	—	—
Restricted stock forfeitures	(13,971)	—	(45)	—	—	(45)
Share-based compensation	—	—	2,254	—	—	2,254
Other comprehensive items	—	—	—	—	255	255

Balance at July 31, 2014	52,100,763	521	7,450,541	(7,293,412)	13,968	171,618
Net loss				(18,429)		(18,429)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	33,358	—	113	—	—	113
Restricted stock grants	111,110	1	(1)	—	—	—
Restricted stock forfeitures	(11,343)	—	—	—	—	—
Share-based compensation	—	—	1,757	—	—	1,757
Other comprehensive items	—	—	—	—	(10,458)	(10,458)

Balance at July 31, 2015	52,233,888	$522	$7,452,410	$(7,311,841)	$3,510	$144,601

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended July 31,
	2015	2014	2013
Cash flows from operating activities of continuing operations:
Net loss	$(18,429)	$(16,282)	$(40,355)
Income from discontinued operations	—	80	(1,025)

Loss from continuing operations	(18,429)	(16,362)	(39,330)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	8,668	13,179	14,118
Amortization of intangible assets	667	1,097	1,133
Amortization of deferred financing costs	557	1,255	353
Accretion of debt discount	4,473	1,489	—
Impairment of goodwill and long-lived assets	3,360	500	—
Share-based compensation	1,757	2,254	2,308
Non-operating (gains) losses, net	(15,005)	50	2,642
(Gains) losses, and equity in losses, of affiliates and impairments	7,087	1,554	4,365
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14,970)	17,698	8,583
Inventories	11,839	(4,403)	22,434
Prepaid expenses and other current assets	(26,580)	(511)	2,356
Accounts payable, accrued restructuring and accrued expenses	22,258	(2,513)	(5,851)
Refundable and accrued income taxes, net	367	(311)	(3,652)
Other assets and liabilities	33,145	(4,837)	(1,478)

Net cash provided by operating activities of continuing operations	19,194	10,139	7,981

Cash flows from investing activities of continuing operations:
Additions to property and equipment	(8,518)	(4,489)	(7,296)
Proceeds from the disposition of the TFL business, net of transaction costs of $81	—	—	1,269
Proceeds from the sale of trading securities	2,325	—	—
Proceeds from the sale of available-for-sale securities	—	—	96
Purchase of trading securities	(69,221)	(395)	—
Investments in affiliates	(323)	(756)	(1,712)
Proceeds from investments in affiliates	408	—	207

Net cash used in investing activities of continuing operations	(75,329)	(5,640)	(7,436)

Cash flows from financing activities of continuing operations:
Payment of deferred financing costs	—	(628)	(1,416)
Repayments on capital lease obligations	(216)	(130)	(60)
Net proceeds (repayments) of revolving line of credit	(4,453)	4,453	—
Proceeds from issuance of common stock to Steel Partners Holdings, L.P., net of transaction costs of $2,325	—	—	27,675
Proceeds from issuance of common stock	113	1,368	—
Repurchase of common stock	—	—	(158)
Proceeds from issuance of convertible notes, net of transaction costs of $3,430	—	96,570	—

Net cash provided by (used in) financing activities of continuing operations	(4,556)	101,633	26,041

Cash flows from discontinued operations:
Operating cash flows	—	(324)	(1,645)

Net cash used in discontinued operations	—	(324)	(1,645)

Net effect of exchange rate changes on cash and cash equivalents	(3,393)	(209)	606

Net decrease in cash and cash equivalents	(64,084)	105,599	25,547
Cash and cash equivalents at beginning of period	183,515	77,916	52,369

Cash and cash equivalents at end of period	$119,431	$183,515	$77,916

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the results of its wholly-owned and majority- owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Company accounts for investments in businesses in which it owns between 20% and 50% of the voting interest using the equity method, if the Company has the ability to exercise significant influence over the investee company. All other investments in privately held businesses over which the Company does not have the ability to exercise significant influence, or for which there is not a readily determinable market value, are accounted for under the cost method of accounting.

Reclassification

Certain reclassifications have been made to prior periods to conform with current reporting. On the fiscal year 2013 Statements of Operations the “(Gains) losses, and equity in losses, of affiliates” are classified after the Loss from continuing operations before income taxes.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, allowance for doubtful accounts, inventories, fair value of its trading and available-for-sale securities, intangible assets, income taxes, restructuring, valuation of long-lived assets, impairments, contingencies, restructuring charges, litigation, pension obligations and the fair value of stock options and share bonus awards granted under the Company’s stock based compensation plans. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

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

The Company applies the guidance of Accounting Standards Codification (“ASC”) 605-25 “Revenue—Multiple-Element Arrangements” for determining whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. Under this guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative selling price of each separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. In general, revenue is recognized upon completion of the last deliverable. All deliverables that do not meet the separation criteria are combined into one unit of accounting and the appropriate revenue recognition method is applied.

Accounts Receivable and Allowance for Doubtful Accounts

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities greater than 90 days to twelve months at the time of purchase are considered short- term investments. Cash and cash equivalents consisted of the following:

	July 31, 2015	July 31, 2014
	(In thousands )
Cash and bank deposits	$43,154	$32,889
Money market funds	76,277	150,626

	$119,431	$183,515

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company’s Trading Securities are estimated using quoted market prices. The fair value of our Notes payable is $88.2 million as of July 31, 2015, which represents the value at which our lenders could trade our debt with in the financial markets, and does not represent the settlement value of these long-term debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates.

The defined benefit plans have assets invested in insurance contracts and bank managed portfolios. Conservation of capital with some conservative growth potential is the strategy for the plans. The Company’s pension plans are outside the United States, where asset allocation decisions are typically made by an independent board of trustees. Investment objectives are aligned to generate returns that will enable the plans to meet their future obligations. The Company acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each plan, with final decisions on asset allocation and investment manager made by local trustees.

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

The Company maintained interests in a small number of privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invested in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net income or losses of the investee are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $7.3 million, $1.4 million and $2.8 million for the fiscal years ended July 31, 2015, 2014 and 2013, respectively. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statements of Operations.

Funds held for clients

Funds held for clients represent assets that are restricted for use solely for the purposes of satisfying the obligations to remit client’s customer funds to the Company’s clients. These funds are classified as a current asset and a corresponding other current liability on our Consolidated Balance Sheets.

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

Inventories consisted of the following:

	July 31, 2015	July 31, 2014
	(In thousands)
Raw materials	$38,922	$51,179
Work-in-process	536	910
Finished goods	9,282	13,180

	$48,740	$65,269

The Company continuously monitors inventory balances and records inventory provisions for any excess of the cost of the inventory over its estimated market value. The Company also monitors inventory balances for obsolescence and excess quantities as compared to projected demands. The Company’s inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, contractual provisions with our clients, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of its inventories, the Company uses the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and client requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, gross profit margins may be favorably impacted.

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

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for all reporting units with goodwill on July 31 of each fiscal year.

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

Earnings (Loss) Per Share

The following table reconciles earnings per share for the fiscal years ended July 31, 2015, 2014 and 2013.

	Twelve Months Ended
	July 31,
	2015	2014	2013
	(In thousands, except per share data)
Loss from continuing operations	$(18,429)	$(16,362)	$(39,330)
Income from discontinued operations	—	80	(1,025)

Net loss	$(18,429)	$(16,282)	$(40,355)

Weighted average common shares outstanding	51,940	51,582	46,654
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—	—

Weighted average number of common and potential common shares	51,940	51,582	46,654

Basic net income (loss) per common share from:
Continuing operations	$(0.35)	$(0.32)	$(0.84)
Discontinued operations	—	—	(0.02)

	$(0.35)	$(0.32)	$(0.86)

Diluted net income (loss) per common share from:
Continuing operations	$(0.35)	$(0.32)	$(0.84)
Discontinued operations	—	—	(0.02)

	$(0.35)	$(0.32)	$(0.86)

Approximately 21.6 million, 11.6 million and 3.4 million common stock equivalent shares relating to the effects of outstanding stock options and restricted stock were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2015, 2014, and 2013, respectively, as their effect would be anti-dilutive due to the fact that the Company recorded a net loss for those periods. Approximately 16.6 million and 6.2 million common shares outstanding associated with the convertible Notes, using the if-converted method, were excluded from the denominator in the calculation of diluted earnings (loss) per share for the fiscal years ended July 31, 2015 and 2014, respectively.

Reverse/Forward Split

During the quarter ended January 31, 2015, the Company commenced a reverse split of the Company’s common stock, immediately followed by a forward stock split of the Company’s common stock (“reverse/forward split”), which was intended to reduce the costs associated with servicing stockholder accounts holding relatively small numbers of shares of the Company’s common stock. The ratio for the reverse stock split as approved by the Company’s Board of Directors, and by the Company’s stockholders at the December 9, 2014 Annual Meeting of Stockholders, was fixed at 1-for-100 and the ratio for the forward stock split was fixed at 100-for-1. The reverse/forward split did not change the authorized number of shares of Common Stock or in the par value of such shares. No fractional shares were issued in connection with the reverse/forward split. The reverse/forward split did not impact the earnings-per-shares for the current or prior years.

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

The Company uses a binomial-lattice option-pricing model (“binomial-lattice model”) for valuation of share-based awards with time-based vesting. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. For share-based awards based on market conditions, specifically, the Company’s stock price, the compensation cost and derived service periods are estimated using the Monte Carlo valuation method. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and Monte Carlo valuations and the resulting fair value used to record compensation expense. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any significant changes in these assumptions may materially affect the estimated fair value of the share-based award.

Major Clients and Concentration of Credit Risk

Sales to GoPro accounted for approximately 19%, 11%, and 6% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2015, 2014 and 2013, respectively. Sales to Hewlett-Packard accounted for approximately 14%, 29%, and 29% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2015, 2014, and 2013, respectively. GoPro accounted for approximately 14% and 8% of the Company’s Net Accounts Receivable balance as of July 31, 2015 and 2014, respectively. Hewlett-Packard accounted for less than 1% and approximately 17% of the Company’s Net Accounts Receivable balance as of July 31, 2015 and 2014, respectively. All four reportable segment report revenues associated with GoPro and Hewlett-Packard. For the fiscal year ended July 31, 2015, 2014 and 2013, the Company’s 10 largest clients accounted for approximately 76%, 80% and 76% of consolidated net revenue, respectively. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. The Company’s cash equivalent portfolio is diversified and consists primarily of short-term investment grade securities placed with high credit quality financial institutions. Cash and cash equivalents are maintained at accredited financial institutions, and the balances associated with Funds Held for Clients are at times without and in excess of federally insured limits. The Company has never experienced any losses related to these balances and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships

Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods or a cumulative effect approach. The Company is evaluating the potential effects on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40), which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for the Company as of the first quarter of fiscal year 2017. The new guidance is not anticipated to have an effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810), Amendments to Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2017. The Company will assess the impact of this standard on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2017. The Company will assess the impact of this standard on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which provides guidance related to inventory measurement. The new standard requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for the Company beginning in the first quarter of fiscal year 2018. The Company is currently evaluating the effect the guidance will have on the Company’s financial statement disclosures, results of operations and financial position.

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

	July 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$63	$64	$344
Provisions charged to expense	—	59	146
Accounts written off—continued operations	(6)	(60)	(120)
Accounts written off—discontinued operations	—	—	(222)
Balance reclassified to discontinued operations	—	—	(84)

	$57	$63	$64

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

The total amount of accounts receivable factored was $1.0 million and $27.3 million for the years ended July 31, 2015 and 2014, respectively. The cost incurred on the sale of these receivables was immaterial and $14 thousand for the years ended July 31, 2015 and 2014, respectively. The cost of selling these receivable is dependent upon the number of days between the sale date of the receivable and the date the client’s invoice is due and the interest rate. The interest rate associated with the sale of these receivables is equal to LIBOR plus 0.85%. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

(4)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2015	2014
	(In thousands )
Buildings	$27,294	$31,430
Machinery and equipment	31,264	45,910
Leasehold improvements	14,799	17,026
Software	42,790	42,554
Other	22,188	33,789

	138,335	170,709
Less: Accumulated depreciation and amortization	(115,599)	(145,583)

Property and equipment, net	$22,736	$25,126

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2015	2014
	(In thousands)
Machinery and equipment	$370	$383
Other	212	259

	582	642
Less: Accumulated depreciation and amortization	(431)	(451)

	$151	$191

The Company recorded depreciation expense of $8.7 million, $13.2 million and $14.1 million for the fiscal years ended July 31, 2015, 2014, and 2013, respectively. Depreciation expense within the Americas, Asia, Europe, and e-Business was $2.3 million, $3.2 million, $2.5 million, and $0.6 million, respectively, for fiscal year 2015, $3.4 million, $4.8 million, $4.2 million, and $0.8 million, respectively, for fiscal year 2014, $4.0 million, $4.8 million, $4.6 million, and $0.7 million, respectively, for fiscal year 2013. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

During the year ended July 31, 2015, the Company recorded $0.3 million in impairment charges related to the write-down of leasehold improvements associated with the planned closure of a facility. During the second quarter of fiscal year 2014, the Company determined that the carrying value of its Kildare facility in the Europe region was not fully recoverable from future cash flows. The Company recorded an impairment charge of $0.5 million to adjust the carrying value to its estimated fair value. This charge is reflected in “impairment of long-lived assets” in the Consolidated Statements of Operations for the fiscal year ended July 31, 2014.

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

During the quarter ended October 31, 2014, the Company continued its investing activities and acquired additional convertible debentures of a publicly traded entity and acquired additional common stock of a publicly traded entity. No acquisition of trading securities was made subsequent to the quarter ended October 31, 2014. During quarter ended July 31, 2015, the Company sold $3.9 million in trading securities, with a cash gain of $0.8 million. However, the cash associated with $2.1 million of these trades was received subsequent to July 31, 2015. The receivable associated with this receipt is classified under other current assets on our balance sheet as of July 31, 2015. As of July 31, 2015, the Company had $78.7 million in investments in trading securities, $41.3 million of which were the publicly traded convertible debentures. During the year ended July 31, 2015, the Company recognized $12.8 million in net non-cash gains associated with its Trading Securities held as of the end of the year. The Company’s purchases of the publicly traded convertible debentures were on the open market. The chairman of the board of the company issuing the publicly traded convertible debentures is also the chairman of the board of ModusLink Global Solutions, Inc. The trading securities were classified within Level 1 of the fair value hierarchy.

@Ventures

The Company maintained interests in a small number of privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures.” The Company invested in early stage technology companies. These investments were generally made in connection with a round of financing with other third-party investors.

During the fiscal years ended July 31, 2015, 2014 and 2013, $0.3 million, $0.8 million and $1.7 million, respectively, was invested by @Ventures in privately held companies. As of July 31, 2015, the value of these investments was fully impaired. At July 31, 2014, the Company’s carrying value of investments in privately held companies was $7.2 million. During the fiscal years ended July 31, 2015, 2014, and 2013, the Company recorded $7.2 million, $1.4 million and $2.8 million, respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. During the fiscal years ended July 31, 2015, the Company received distributions of approximately $0.4 million from its investments. During the fiscal year ended July 31, 2014, @Ventures did not receive any distributions from its investments. During the fiscal years ended July 31, 2013, the Company received distributions of approximately $0.2 million from its investments.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2015, the Company recorded gains of $0.2 million associated with its cost method investments. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net income or losses of the investee are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2015, the Company recorded an immaterial proportionate share of the affiliates’ gains. For the fiscal years ended July 31, 2014, and 2013, the Company recorded its proportionate share of the affiliates’ losses of $0.1 million and $1.6 million, respectively.

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

During the year ended July 31, 2015, the Company became aware in various quarters that there may be indicators of impairment for certain investments in the @Ventures portfolio of companies. During the year, the Company performed evaluations of its portfolio companies and determined that due to market conditions and their recent performance the portfolio companies were unable to secure potential investors or buyers to fund them as a going concern. As a result, these investments were impaired and the Company recorded impairment charges of $7.2 million during the year ended July 31, 2015.

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

As of July 31, 2015, the Company is not committed to fund any follow-on investments in any of the @Ventures portfolio companies.

(6)	GOODWILL AND INTANGIBLE ASSETS

The Company conducts its annual goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe and e-Business.

If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is primarily based on a discounted cash flow (“DCF”) method. The DCF approach requires that we forecast future cash flows for the reporting unit and discount the cash flow streams based on a weighted average cost of capital that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. We believe the use of the income approach is appropriate due to lack of comparability to guideline companies and the lack of comparable transactions under the market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. During the fourth quarter of fiscal year 2015, the Company completed its annual impairment analysis of goodwill and determined that the fair value of the reporting unit, derived from forecasted cash flows, did not exceed its carrying value. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2015, the Company concluded that its remaining goodwill was fully impaired and recorded a $3.1 million non-cash goodwill impairment charge. The impairment charge is not deductible for tax purposes. The impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its credit agreement. The Company’s goodwill of $3.1 million as of July 31, 2014 related to the Company’s e-Business reporting unit.

The components of intangible assets are as follows:

	July 31, 2015				July 31, 2014
	(in thousands)				(in thousands)
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Book Value	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Book Value	Weighted Average Amortization Period
Client Relationships	$4,399	$4,399	$—	7 years	$4,399	$4,002	$397	7 years
Developed Technology	5,092	5,092	—	3 to 7 years	5,092	4,859	233	3 to 7 years
Trade Names	1,515	1,515	—	3 to 7 years	1,515	1,478	37	3 to 7 years
Non-Competes	83	83	—	1 to 5 years	83	83	—	1 to 5 years

Total	$11,089	$11,089	$—		$11,089	$10,422	$667

Amortization expense for intangible assets for the fiscal years ended July 31, 2015, 2014, and 2013 totaled $0.7 million, $1.1 million and $1.1 million, respectively.

(7)	RESTRUCTURING

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2015, 2014, and 2013:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2012	$626	$1,098	$1,724

Restructuring charges	13,638	1,112	14,750
Restructuring adjustments	(232)	(21)	(253)
Cash paid	(9,947)	(999)	(10,946)
Non-cash adjustments	133	—	133
Restructuring charges, discontinued operations	42	112	154
Cash paid, discontinued operations	(243)	(97)	(340)
Reclassification of restructuring charges of discontinued operations	(43)	(15)	(58)

Accrued restructuring balance at July 31, 2013	3,974	1,190	5,164

Restructuring charges	6,111	294	6,405
Restructuring adjustments	161	(9)	152
Cash paid	(8,640)	(817)	(9,457)
Non-cash adjustments	81	(60)	21

Accrued restructuring balance at July 31, 2014	1,687	598	2,285

Restructuring charges	5,063	324	5,387
Restructuring adjustments	(193)	(64)	(257)
Cash paid	(4,949)	(691)	(5,640)
Non-cash adjustments	(171)	(76)	(247)

Accrued restructuring balance at July 31, 2015	$1,437	$91	$1,528

It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ending July 31, 2016. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by the end of October 2015.

During the fiscal year ended July 31, 2015, the Company recorded a net restructuring charge of $5.1 million. Of this amount, $4.9 million primarily related to the workforce reduction of 235 employees across all operating segments, and $0.2 million related to contractual obligations

During the fiscal year ended July 31, 2014, the Company recorded a net restructuring charge of $6.6 million. Of this amount, $6.3 million primarily related to the workforce reduction of 181 employees across all operating segments, and $0.3 million related to contractual obligations.

During the fiscal year ended July 31, 2013, the Company recorded a net restructuring charge of $14.5 million. Of this amount, $13.4 million primarily related to the workforce reduction of 465 employees across all operating segments, and $1.1 million related to contractual obligations related to a facility closure in Hungary.

The net restructuring charges for the fiscal years ended July 31, 2015, 2014, and 2013 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Twelve Months Ended July 31,
	2015	2014	2013
	(In thousands)
Cost of revenue	$4,718	$4,283	$10,625
Selling, general and administrative	412	2,274	3,872

	$5,130	$6,557	$14,497

The following tables summarize the restructuring accrual by operating segment for the fiscal years ended July 31, 2015, 2014, and 2013:

	Americas	Asia	Europe	e-Business	Discontinued Operations	Consolidated Total
			(In thousands)
Accrued restructuring balance at July 31, 2012	$1,086	$—	$51	$343	$244	$1,724

Restructuring charges	1,614	2,516	9,610	1,010	—	14,750
Restructuring adjustments	(21)	(89)	27	(170)	—	(253)
Cash paid	(2,284)	(1,899)	(5,517)	(1,246)	—	(10,946)
Non-cash adjustments	(13)	(8)	85	69	—	133
Restructuring charges, discontinued operations	—	—	—	—	154	154
Cash paid, discontinued operations	—	—	—	—	(340)	(340)
Reclassification of restructuring charges of discontinued operations	—	—	—	—	(58)	(58)

Accrued restructuring balance at July 31, 2013	382	520	4,256	6	—	5,164

Restructuring charges	918	944	4,235	308	—	6,405
Restructuring adjustments	(49)	(11)	102	110	—	152
Cash paid	(975)	(1,161)	(6,957)	(364)	—	(9,457)
Non-cash adjustments	(81)	(18)	114	6	—	21

Accrued restructuring balance at July 31, 2014	195	274	1,750	66	—	2,285

Restructuring charges	1,073	1,056	3,158	100	—	5,387
Restructuring adjustments	(164)	(59)	7	(41)	—	(257)
Cash paid	(869)	(1,106)	(3,655)	(10)	—	(5,640)
Non-cash adjustments	—	88	(234)	(101)	—	(247)

Accrued restructuring balance at July 31, 2015	$235	$253	$1,026	$14	$—	$1,528

(8)	OTHER CURRENT LIABILITIES

The following schedule reflects the components of “Other Current Liabilities”:

	July 31, 2015	July 31, 2014
	(In thousands)
Accrued pricing liabilities	$18,882	$19,301
Unsettled trading securities liabilities	—	22,430
Line of credit liability	—	4,453
Funds held for clients	21,807	—
Other	10,048	5,575

	$50,737	$51,759

As of July 31, 2015 and 2014, the Company had accrued pricing liabilities of approximately $18.9 million and $19.3 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue is reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at July 31, 2015 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of July 31, 2015, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the year ended July 31, 2015.

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

Per the Indenture, if the Notes are assigned a restricted CUSIP or the Notes are not otherwise freely tradable by holders at any time during the three months immediately preceding as of the 365th day after the last date of original issuance of the Notes, the Company shall pay additional interest on the Notes at a rate equal to 0.50% per annum of the principal amount of Notes outstanding until the restrictive legend on the Notes has been removed. The restrictive legend was removed on August 26, 2015 and, as such, the Company paid $0.2 million in additional interest associated with this restriction.

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) are capitalized as a long-term asset on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Notes. This amount has been classified as long-term as the underlying debt instrument has been classified as a long-term liability in the Company’s balance sheet. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital. The fair value of our Notes payable, calculated as of the closing price of the traded securities, was $88.2 million and $93.8 million as of July 31, 2015 and July 31, 2014, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of July 31, 2015 and 2014, the net carrying value of the Notes was $77.9 million and $73.4 million, respectively.

	July 31,
	2015	2014
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$27,163	$27,163
Principal amount of Notes	$100,000	$100,000
Unamortized debt discount	(22,136)	(26,609)

Net carrying amount	$77,864	$73,391

As of July 31, 2015, the remaining period over which the unamortized discount will be amortized is 43 months.

	Twelve Months Ended July 31,
	2015	2014
	(In thousands)
Interest expense related to contractual interest coupon	$5,310	$1,940
Interest expense related to accretion of the discount	4,473	1,489
Interest expense related to debt issuance costs	344	183

	$10,127	$3,612

During the year ended July 31, 2015 and 2014, the Company recognized interest expense of $10.1 million and $3.6 million associated with the Notes, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 14.11%. The notes bear interest of 5.25%.

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

On March 13, 2014, the Company entered into a Second Amendment to the Credit Facility, which amended the Company’s Credit Agreement, dated as of October 31, 2012, as amended by the First Amendment to Credit Agreement dated December 18, 2013. The Amendment modified certain provisions of the Credit Agreement that would have restricted or otherwise affected the issuance of the Notes and the use of proceeds therefrom, the conversion of the Notes into common stock of the Company, and the payment of interest on the Notes. Effective as of April 16, 2014, the Company voluntarily terminated the Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of July 31, 2015 and 2014.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the year ended July 31, 2015, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of July 31, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility. As of July 31, 2014, the Company had $4.5 million outstanding on the PNC Bank credit facility. This balance is included in other current liabilities on the consolidated balance sheet.

(10)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2015, are as follows:

	Operating Leases	Capital Lease Obligations	Purchase Obligations	Convertible Notes Interest & Principal	Total
	(In thousands)
For the fiscal years ended July 31:
2016	16,055	257	47,922	5,469	69,703
2017	9,796	281	—	5,250	15,327
2018	5,314	109	—	5,250	10,673
2019	3,619	105	—	105,250	108,974
2020	3,114	100	—	—	3,214
Thereafter	4,088	132	—	—	4,220

	41,986	984	47,922	121,219	212,111

Total rent and equipment lease expense charged to continuing operations was $19.7 million, $21.3 million and $25.2 million for the fiscal years ended July 31, 2015, 2014, and 2013, respectively.

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2015, the Company had no recorded liabilities with respect to these arrangements.

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

Legal Proceedings

On February 15, 2012, the staff of the Division of Enforcement of the SEC initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. We have been cooperating fully with the investigation. During the year ended July 31, 2015, we recorded a charge of $1.6 million with respect to this matter. The Company believes that any resolution of this matter would include monetary penalties and other relief within the SEC’s authority. There can be no assurance that we will be able to reach a settlement with the SEC or that the amount of monetary penalties agreed in any settlement will not exceed the accrued conditions of any potential settlement.

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

On October 15, 2014, a Company shareholder commenced a purported derivative action in the Court of Chancery of the State of Delaware against the Company, entitled Mohammad Ladjevardian v. Anthony Bergamo, Jeffrey J. Fenton, Glen M. Kassan, Warren G. Lichtenstein, Jeffrey S. Wald, and Philip E. Lengyel, Steel Partners Holdings L.P., Handy & Harman Ltd.; Defendants, And ModusLink Global Solutions, Inc., Nominal Defendant, C.A. No. 10237-VCL , and Steel Partners Holdings L.P. (“Steel”) Handy & Harman Ltd. The Plaintiff alleges that the individual Defendants breached their fiduciary duties to the Company, unjust enrichment, duty of disclosure, waste of corporate assets and aiding and abetting such breaches. On November 6, 2014, Defendants moved to dismiss the Complaint for (i) failure to make a pre-suit demand upon the Board or sufficiently plead demand futility, and (ii) failure to state a claim upon which relief may be granted. The parties stipulated that all discovery concerning claims asserted in the Complaint shall be stayed pending resolution of the Motion to Dismiss. On July 13, 2015, our Motion to dismiss was granted by the court and the compliant was dismissed with prejudice.

On July 18, 2014, Scott R. Crawley (“Crawley”), a former executive officer of the Company, filed a lawsuit against the Company in Massachusetts Superior Court in Middlesex County (the “Court”) (the “First Lawsuit”) alleging that the Company breached the Executive Severance Agreement that it had with Crawley and wrongfully terminated Crawley in violation of public policy. In the First Lawsuit Crawley seeks both economic damages as well as emotional distress damages, both related to what he claims was the Company’s termination of his employment. The First Lawsuit is currently in the discovery phase. On November 25, 2014, Crawley filed a second lawsuit against the Company in the Court (the “Second Lawsuit”). In the Second Lawsuit, Crawley demanded that the Company indemnify him for the attorneys’ fees and expenses that Crawley had incurred to-date as a result of the First and Second Lawsuits and advance him the anticipated attorneys’ fees and expenses that he expected to incur in the First and Second Lawsuits. Crawley sought a Preliminary Injunction from the Court that would have required the Company to immediately pay his past attorneys’ fees and expenses and advance him for anticipated attorneys’ fees and expenses. On December 16, 2014 the Court denied Crawley’s request for a Preliminary Injunction. The parties entered into a confidential settlement as of June 29, 2015 and the case was dismissed with prejudice.

On December 22, 2014, ModusLink received a letter from a major customer, which claimed that ModusLink’s failure to implement required security measures proximately caused the theft of the customer’s proprietary data from two of ModusLink’s sites in China. The letter alleged that the customer had suffered significant losses as a result of the alleged theft. ModusLink has vigorously denied the allegations contained in the letter and engaged the customer in discussions regarding the matter. In fiscal year 2015, the parties resolved the issue and have entered into a confidential settlement agreement. This settlement did not result in a material impact on ModusLink’s financial condition or results of operations.

On June 8, 2015, Sean Peters, a former employee filed a complaint (the “Complaint”) against ModusLink Corporation in Superior Court of California asserting claims, among other things, for failure to pay wages, breach of contract, wrongful retaliation and termination, fraud, violations of California Business and Professions Code Section 17200, et seq., and civil penalties pursuant to California Labor Code Sections and pursuant to the California Private Attorney General Act, seeking over $1 million in damages, attorneys’ fees and costs and penalties. ModusLink filed an Answer to the Complaint making a general denial and asserting various affirmative defenses. The parties are currently engaged in discovery. Although there can be no assurance as to the ultimate outcome, ModusLink believes it has meritorious defenses and intends to defend the allegations vigorously.

(11)	DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of its employees in its Netherlands facility, one defined benefit pension plan covering certain of its employees in its Taiwan facility and one unfunded defined benefit pension plan covering certain of its employees in Japan. Pension costs are actuarially determined.

The plan assets are primarily related to the defined benefit plan associated with the Company’s Netherlands facility. It consists of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2015 and 2014, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2015	Asset Allocations	Level 1	Level 2	Level 3
Insurance contracts	$18,038	93%	$—	$—	$18,038
Other investments	1,312	7%	—	—	1,312

	$19,350	100%	$—	$—	$19,350

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2014	Asset Allocations	Level 1	Level 2	Level 3
Insurance contracts	$20,884	93%	$—	$—	$20,884
Other investments	1,659	7%	—	—	1,659

	$22,543	100%	$—	$—	$22,543

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2015	2014
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$26,326	$20,095
Service cost	658	521
Interest cost	604	743
Actuarial (gain) loss	3,310	5,291
Employee contributions	51	182
Amendments	24	(187)
Benefits and administrative expenses paid	(311)	(445)
Adjustments	6	310
Settlements	(279)	—
Effect of curtailment	(164)	(371)
Currency translation	(4,608)	187

Benefit obligation at end of year	25,617	26,326

Change in plan assets
Fair value of plan assets at beginning of year	22,543	16,498
Actual return on plan assets	852	5,316
Employee contributions	129	175
Employer contributions	347	844
Settlements	(264)	—
Benefits and administrative expenses paid	(311)	(445)
Currency translation	(3,946)	155

Fair value of plan assets at end of year	19,350	22,543

Funded status
Assets	81	—
Current liability	(43)	—
Noncurrent liability	(6,305)	(3,783)

Net amount recognized in statement of financial position as a noncurrent asset (liability)	$(6,267)	$(3,783)

The accumulated benefit obligation was approximately $22.7 million and $22.5 million at July 31, 2015, and 2014, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2015	2014
	(In thousands)
Projected benefit obligation	$24,818	$24,352
Accumulated benefit obligation	$22,205	$21,675
Fair value of plan assets	$18,470	$21,425

Components of net periodic pension cost were as follows:

	Twelve Months Ended July 31,
	2015	2014	2013
	(In thousands)
Service cost	$658	$521	$644
Interest costs	604	743	728
Expected return on plan assets	(537)	(577)	(538)
Amortization of net actuarial (gain) loss	64	62	38
Curtailment gain	(164)	—	(504)

Net periodic pension costs	$625	$749	$368

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal year 2015 is approximately $0.1 million related to amortization of a net actuarial loss and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	Twelve Months Ended July 31,
	2015	2014	2013
Discount rate	2.46%	2.95%	3.61%
Rate of compensation increase	1.95%	2.05%	2.07%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Twelve Months Ended July 31,
	2015	2014	2013
Discount rate	3.05%	3.73%	4.13%
Expected long-term rate of return on plan assets	3.02%	3.54%	3.43%
Rate of compensation increase	2.41%	2.01%	2.05%

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

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal year 2024. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plans are expected to be approximately $0.5 million in fiscal year 2016.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2016	155
2017	179
2018	175
2019	205
2020	213
Next 5 years	1,707

The current target allocations for plan assets are 100% for debt securities. The market value of plan assets using Level 3 inputs is approximately $19.4 million.

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

(12)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Twelve Months Ended July 31,
	2015	2014	2013
	(In thousands)
Foreign currency exchange gain (losses)	$1,796	$(480)	$(2,050)
Gain on disposal of assets	22	475	97
Gain on Trading Securities	13,611	—	—
Other, net	(424)	(45)	(689)

	$15,005	$(50)	$(2,642)

Other gains (losses), net totaled approximately $15.0 million for the fiscal years ended July 31, 2015. The balance consists primarily of $12.8 million and $0.8 million, in net non-cash and cash gains, respectively, associated with its Trading Securities and $1.8 million in net realized and unrealized foreign exchange gains, offset by other gain and losses.

Other gains (losses), net totaled approximately $(0.1) million for the fiscal years ended July 31, 2014. The balance consists primarily of $0.5 million in net realized and unrealized foreign exchange losses, offset by gains on sales of fixed assets of $0.5 million.

Other gains (losses), net totaled approximately $(2.6) million for the fiscal years ended July 31, 2013. The balance consists primarily of $2.1 million in net realized and unrealized foreign exchange losses.

(13)	SHARE-BASED PAYMENTS

Stock Option Plans

During the fiscal year ended July 31, 2015, the Company had outstanding awards for stock options under two plans: the 2010 Incentive Award Plan (the “2010 Plan”) and the 2005 Non-Employee Director Plan (the “2005 Plan”). Historically, the Company has had the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (the “2002 Plan”), and the 2000 Stock Incentive Plan (the “2000 Plan”). Options granted under the 2010 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. The Company may also grant awards other than stock options under the 2010 Plan. Options granted under the 2005 plan are exercisable in equal monthly installments over three years, and have a term of ten years. As of December 2010, no additional grants may be issued under this plan. Stock options granted under all other plans have contractual terms of seven years.

During the fiscal year ended July 31, 2013, under the 2010 Plan, the Company issued to certain officers options that vest based on market conditions, specifically, the performance of the Company’s stock (the “Market Options”). The Market Options have a seven-year term and vest and become exercisable as to 20% of the total number of shares subject to the Market Option on each of the first five anniversaries of the grant date, subject to a minimum average share price being achieved as of each such vesting date (the “Price Performance Threshold”), which shall be (i) 1.5 times the exercise price, (ii) 2 times the exercise price, (iii) 2.5 times the exercise price, (iv) 3 times the exercise price and (v) 3.5 times the exercise price, respectively. If the specified minimum average share price for the applicable anniversary date is not achieved, 20% of the total number of shares subject to the Market Option shall not vest and become exercisable but may vest on the subsequent anniversary date if the minimum average share price related to the earlier anniversary date is achieved or exceeded on the subsequent anniversary date.

During the fiscal year ended July 31, 2014, under the 2010 Plan, the Company granted to certain officers contingently issuable restricted stock awards that will only be granted to the extent that the Company achieves a certain Adjusted EBITDA metric as defined in the award plan (the “Performance Shares”). The Performance Shares have a seven-year term and, if awarded, vest and become exercisable as to 33.3% of the total number of shares subject to the Performance Shares on each of the first three anniversaries of the grant date.

Under the 2010 Plan, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the issuance of (i) 5,000,000 shares of common stock of the Company plus (ii) the number of shares subject to outstanding awards under the Company’s 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Prior

Plans”) that expire or are forfeited following December 8, 2010, the effective date of the 2010 Plan. As of December 8, 2010, the Company ceased making any further awards under its Prior Plans. As of December 8, 2010, the effective date of the 2010 Plan, there were an additional 2,922,258 shares of common stock underlying equity awards issued under the Company’s Prior Plans. This amount represents the maximum number of additional shares that may be added to the 2010 Plan should these awards expire or be forfeited subsequent to December 8, 2010. Any awards that were outstanding under the Prior Plans as of the effective date continued to be subject to the terms and conditions of such Prior Plan. As of July 31, 2015, 3,203,931 shares were available for future issuance under the 2010 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan, (the “ESPP”) under which an aggregate of 600,000 shares of the Company’s stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2015, 2014, and 2013, the Company issued approximately 15,000, 18,000 and 12,000 shares, respectively, under the ESPP. Approximately 177,000 shares are available for future issuance as of July 31, 2015.

Stock Option Valuation and Expense Information

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2015, 2014, and 2013:

	Twelve Months Ended July 31,
	2015	2014	2013
	(In thousands)
Cost of revenue	$171	$434	$263
Selling, general and administrative	1,586	1,820	2,045

	$1,757	$2,254	$2,308

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2015, 2014, and 2013 was $1.59, $1.89 and $1.56, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Years Ended July 31,
	2015	2014	2013
Expected volatility	56.30%	57.32%	60.53%
Risk-free interest rate	1.24%	1.16%	0.78%
Expected term (in years)	4.41	4.41	4.60
Expected dividend yield	0.00%	0.00%	0.00%

The volatility assumption for fiscal years 2015, 2014 and 2013 is based on the weighted-average of the historical volatility of the Company’s common shares for a period equal to the expected term of the stock option awards.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended July 31, 2015, 2014, and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options

A summary of option activity for the fiscal year ended July 31, 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2014	2,944	$4.66
Granted	603	3.56
Exercised	(29)	3.38
Forfeited or expired	(428)	6.61

Stock options outstanding, July 31, 2015	3,090	4.19	4.79	$—

Stock options exercisable, July 31, 2015	1,380	$4.85	3.95	$—

As of July 31, 2015, unrecognized share-based compensation related to stock options was approximately $1.8 million. This cost is expected to be expensed over a weighted average period of 2.7 years. The aggregate intrinsic value of options exercised during the fiscal year ended July 31, 2015 was immaterial. The aggregate intrinsic value of options exercised during the fiscal year ended July 31, 2014 was $0.2 million. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2013 was immaterial.

As of July 31, 2015, there were 2.9 million stock options that were vested and expected to vest in the future with a weighted- average remaining contractual term of 4.87 years. The aggregate intrinsic value of these awards is immaterial.

Nonvested Stock

Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2015, 2014, and 2013 was $0.6 million, $0.7 million and $1.1 million, respectively.

A summary of the activity of our nonvested stock for the fiscal year ended July 31, 2015, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(share amounts in thousands)
Nonvested stock outstanding, July 31, 2014	239	$3.16
Granted	375	3.25
Vested	(119)	2.88
Forfeited	(19)	3.53

Nonvested stock outstanding, July 31, 2015	476	$3.54

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2015, 2014 and 2013 was approximately $0.3 million, $0.3 million and $2.2 million, respectively. As of July 31, 2015, there was approximately $0.9 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 1.7 years.

(14) INCOME TAXES

The components of loss from continuing operations before provision for income taxes are as follows:

	Years Ended July 31,
	2015	2014	2013
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(8,476)	$(21,437)	$(41,257)
Foreign	(7,878)	9,891	7,321

Total loss from continuing operations before income taxes	$(16,354)	$(11,546)	$(33,936)

The components of income tax expense have been recorded in the Company’s consolidated financial statements as follows:

	Years Ended July 31,
	2015	2014	2013
	(in thousands)
Income tax expense from continuing operations	$2,283	$4,682	$3,779

Total income tax expense	$2,283	$4,682	$3,779

The components of income tax expense from continuing operations consist of the following:

	Twelve Months Ended July 31,
	2015	2014	2013
	(In thousands)
Current provision
Federal	$—	$—	$—
State	—	—	—
Foreign	4,323	4,916	4,307

	4,323	4,916	4,307

Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	(2,040)	(234)	(528)

	(2,040)	(234)	(528)

Total tax provision	$2,283	$4,682	$3,779

Deferred income tax assets and liabilities have been classified on the Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. As of July 31, 2015, the Company recorded a current deferred tax asset of $1.1 million, a non-current deferred tax asset of $5.2 million and a non-current deferred tax liability of $1.0 million in other current assets, other assets and Other long-term liabilities, respectively. As of July 31, 2014, the Company recorded a current deferred tax asset of $1.3 million, a non-current deferred tax asset of $2.9 million and a non-current deferred tax liability of $1.2 million in other current assets, other assets and Other long-term liabilities, respectively. The components of deferred tax assets and liabilities are as follows:

	July 31, 2015			July 31, 2014
	Current	Non-current	Total	Current	Non-current	Total
	(In thousands)			(In thousands)
Deferred tax assets:
Accruals and reserves	4,592	5,686	10,278	9,634	4,981	14,615
Tax basis in excess of financial basis of investments in affiliates	—	18,959	18,959	—	17,251	17,251
Tax basis in excess of financial basis for intangible and fixed assets	—	9,499	9,499	—	9,699	9,699
Net operating loss and capital loss carry forwards	—	739,042	739,042	—	747,038	747,038

Total gross deferred tax assets	4,592	773,186	777,778	9,634	778,969	788,603
Less: valuation allowance	(3,515)	(747,054)	(750,569)	(8,364)	(749,961)	(758,325)

Net deferred tax assets	1,077	26,132	27,209	1,270	29,008	30,278

Deferred tax liabilities:
Accruals and reserves	(60)	—	(60)	(31)	—	(31)
Financial basis in excess of tax basis for intangible and fixed assets	—	(961)	(961)	—	(1,210)	(1,210)
Convertible Debt	—	(7,524)	(7,524)	—	(11,302)	(11,302)
Undistributed accumulated earnings of foreign subsidiaries	—	(13,363)	(13,363)	—	(14,680)	(14,680)

Total gross deferred tax liabilities	(60)	(21,848)	(21,908)	(31)	(27,192)	(27,223)

Net deferred tax asset	1,017	4,284	5,301	1,239	1,816	3,055

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2015 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(735,108)
Additional paid in capital	(15,461)

$(750,569)

The net change in the total valuation allowance for the fiscal year ended July 31, 2015 was a decrease of approximately $7.8 million. This decrease is primarily due to a decrease in the U.S. valuation allowance due to the utilization of net operating losses and capital loss carryforward expiration. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2014 was a decrease of approximately $8.0 million.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $427.7 million, respectively, at July 31, 2015. The federal net operating losses will expire from fiscal year 2021 through 2033 and the state net operating losses will expire from fiscal year 2016 through 2033. The Company has a foreign net operating loss carryforward of approximately $68.7 million, of which $50.8 million has an indefinite carryforward period. In addition, the Company has capital loss carryforwards for federal and state tax purposes of approximately $0.6 million and $0.6 million, respectively. The federal and state capital losses will expire in fiscal year 2016.

The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $47.2 million at July 31, 2015, of which approximately $9.8 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently undistributed earnings is estimated at $3.4 million. The Company has recorded a deferred tax liability of $13.4 million on the remaining $37.4 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Twelve Months Ended July 31,
	2015	2014	2013
	(In thousands)
Computed “expected” income tax expense (benefit)	$(5,653)	$(3,907)	$(12,443)
Increase (decrease) in income tax expense resulting from:
Losses not benefited	2,067	3,282	13,413
Foreign dividends	732	5,737	2,956
Foreign tax rate differential	1,262	(750)	(316)
Capitalized costs	(478)	(54)	100
Nondeductible goodwill impairment	1,070	—	—
Nondeductible expenses	417	(49)	254
Foreign withholding taxes	(19)	423	218
Reversal of uncertain tax position reserves	—	—	(403)
Foreign tax reserve	2,885	—	—

Actual income tax expense	$2,283	$4,682	$3,779

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2015, 2014, and 2013, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $3.9 million, $1.1 million and $1.0 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2011 through July 31, 2015. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2007 through 2014 tax years remain subject to examination in most locations while the Company’s 2003 through 2014 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Twelve Months Ended July 31,
	2015	2014	2013
	(In thousands)
Balance as of beginning of year	$1,028	$1,015	$1,230
Additions for current year tax positions	2,884	13	79
Currency translation	(156)	—	33
Reductions for lapses in statute of limitations	—	—	(212)
Reductions of prior year tax positions	—	—	(115)

Balance as of end of year	$3,756	$1,028	$1,015

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the fiscal year ended July 31, 2014, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2015, 2014 and 2013, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $48,000, $48,000 and $10,000, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that any unrecognized tax benefits will reverse in the next twelve months.

(15)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Unrealized gains (losses) on Securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2014	$15,833	$(1,900)	$35	$13,968
Foreign currency translation adjustment	(8,163)	—	—	(8,163)
Pension liability adjustments	—	(2,306)	—	(2,306)
Net unrealized holding gain on securities	—	—	11	11

Net current-period other comprehensive income (loss)	(8,163)	(2,306)	11	(10,458)

Accumulated other comprehensive income (loss) at July 31, 2015	$7,670	$(4,206)	$46	$3,510

In the fiscal years ended July 31, 2015, the Company recorded approximately $0.5 million in taxes related to other comprehensive income. In each of the fiscal years ended July 31, 2014 and 2013, the Company recorded an immaterial amount in taxes related to other comprehensive income.

(16)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2015	2014	2013
	(In thousands)
Cash paid for interest	$5,281	$33	$30
Cash paid for income taxes	$2,078	$3,838	$4,632

Cash paid for taxes can be higher than income tax expense as shown on the Company’s consolidated statements of operations due to prepayments made in certain jurisdictions as well as to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-cash Activities

Non-cash financing activities during the fiscal years ended July 31, 2015, 2014, and 2013 included the issuance of approximately 0.1 million, 0.2 million and 0.3 million shares, respectively, of nonvested common stock, valued at approximately $0.5 million, $1.0 million and $0.8 million, respectively, to certain employees of the Company.

Non-cash investing activities during the fiscal year ended July 31, 2015 also included unsettled trades associated with the sale of $2.1 million in common stock of a publicly traded entity. Non-cash investing activities during the fiscal year ended July 31, 2014 included unsettled trades associated with the acquisition of $12.9 million in 4.0625% convertible debentures of a publicly traded entity and $9.4 million in common stock of a publicly traded entity.

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

On March 12, 2013, stockholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. (“Steel Partners”) at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Partners a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. These warrants expire after a term of five years after issuance. All the warrants were outstanding as of July 31, 2015.

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

(18)	FOREIGN CURRENCY CONTRACTS

During the year ended July 31, 2015, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of July 31, 2015, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was immaterial. As of July 31, 2015, the fair value of the Company’s short-term foreign currency contracts was immaterial and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the year ended July 31, 2015, the Company recognized $17 thousand in net gains associated with these contracts.

(19)	DISCONTINUED OPERATIONS AND DIVESTITURES

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

Summarized financial information for the discontinued operations of the Company are as follows:

	Years Ended July 31,
	2015	2014	2013
	(in thousands)
Results of operations:
Net revenue	$—	$—	$4,592
Other gains (losses), net	—	80	582
Total expenses	—	—	(6,199)

Income (loss) from discontinued operations	$—	$80	$(1,025)

(20)	FAIR VALUE MEASUREMENTS

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s financial assets measured at fair value on a recurring basis as of July 31, 2015 and 2014, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$37,396	$37,396	$—	$—
Marketable corporate bonds	41,320	41,320	—	—
Money market funds	76,277	76,277	—	—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2014	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$9,856	$9,856	$—	$—
Marketable corporate bonds	12,937	12,937	—	—
Money market funds	150,626	150,626	—	—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the years ended July 31, 2015 and July 31, 2014, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were the Company’s @Ventures investments, goodwill and certain assets subject to long-lived asset impairment.

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

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and long-term debt and are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value for these items due to their short-term nature.

Included in trading securities in the accompanying balance sheet are marketable equity securities and marketable corporate bonds. These instruments are valued at quoted market prices in active markets. Included in cash and cash equivalents in the accompanying balance sheet are money market funds. These are valued at quoted market prices in active markets.

The following table presents the Company’s debt not carried at fair value:

	July 31, 2015		July 31, 2014		Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Notes payable	77,864	88,188	73,391	93,750	Level 1

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

(21)	SEGMENT INFORMATION

The Company has four operating segments: Americas; Asia; Europe; and e-Business. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has four reportable segments: Americas, Asia, Europe and e-Business. During the prior year, the Company had determined that it had three reportable segments: Americas; Asia; and Europe. e-Business was reported as a part of the All Other category in the prior year. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, trading securities, investments in affiliates, notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated.

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Twelve Months Ended July 31,
	2015	2014	2013
	(In thousands)
Net revenue:
Americas	$200,929	$299,026	$268,490
Asia	163,262	176,592	212,963
Europe	160,602	209,550	237,222
e-Business	36,880	38,232	35,829

	$561,673	$723,400	$754,504

Operating income (loss):
Americas	$(4,407)	$9,456	$(230)
Asia	10,003	17,335	22,841
Europe	(6,479)	(12,319)	(22,091)
e-Business	(2,367)	(249)	349

Total Segment operating income	(3,250)	14,223	869
Corporate-level activity	(11,089)	(19,672)	(29,101)

Total operating loss	(14,339)	(5,449)	(28,232)

Total other expense	(2,015)	(6,097)	(5,704)

Loss from continuing operations before income taxes	$(16,354)	$(11,546)	$(33,936)

	July 31, 2015	July 31, 2014
	(In thousands)
Total assets:
Americas	$41,367	$73,254
Asia	122,277	78,749
Europe	67,783	81,327
e-Business	35,512	14,221

Sub-total—segment assets	266,939	247,551
Corporate	179,563	204,095

	$446,502	$451,646

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Twelve Months Ended July 31,
	2015	2014	2013
	(In thousands)
Supply chain services	$484,438	$635,504	$676,709
Aftermarket services	40,355	49,664	41,966
e-Business services	36,880	38,232	35,829

	$561,673	$723,400	$754,504

As of July 31, 2015, approximately $12.4 million, $5.2 million, $3.7 million and $3.3 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively. As of July 31, 2014, approximately $19.3 million, $3.6 million, $4.7 million and $2.4 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively. For the fiscal year ended July 31, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $205.0 million, $134.5 million, $71.9 million and $80.6 million, respectively. For the fiscal year ended July 31, 2014, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $297.3 million, $131.3 million, $101.9 million and $91.9 million, respectively. For the fiscal year ended July 31, 2013, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $277.4 million, $147.3 million, $91.8 million and $97.9 million, respectively.

(22)	RELATED PARTY TRANSACTIONS

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

The Management Services Agreement was effective as of January 1, 2015 and was to continue through June 30, 2015. During the quarter ended July 31, 2015, the Company and SP Corporate entered into an amendment to extend the term of the Management Services Agreement through December 31, 2015, with such term renewing for successive one year periods unless and until terminated pursuant to the terms of the Management Services Agreement.

(23)	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2015 and 2014. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Quarter Ended
	Oct. 31, ‘14	Jan. 31, ‘15	Apr. 30, ‘15	Jul. 31, ‘15	Oct. 31, ‘13	Jan. 31, ‘14	Apr. 30, ‘14	Jul. 31, ‘14
	(In thousands, except per share data)				(In thousands, except per share data)
Net revenue	$187,444	$148,310	$106,234	$119,685	$191,415	$194,011	$173,274	$164,700
Cost of revenue	168,606	131,716	97,222	109,644	169,420	171,431	157,575	150,249

Gross profit	18,838	16,594	9,012	10,041	21,995	22,580	15,699	14,451
Total operating expenses	17,691	15,948	16,564	18,621	19,374	21,345	20,837	18,618

Operating income (loss)	1,147	646	(7,552)	(8,580)	2,621	1,235	(5,138)	(4,167)
Total other income (expense)	224	(1,853)	(3,860)	3,474	(812)	581	(3,640)	(2,226)
Income tax benefit (expense)	(1,157)	(549)	(694)	117	(1,137)	(753)	(700)	(2,092)
Gains (losses), and equity in losses, of affiliates, net of tax	8	200	—	—	(134)	—	—	—

Income (loss) from continuing operations	222	(1,556)	(12,106)	(4,989)	538	1,063	(9,478)	(8,485)
Income (loss) from discontinued operations	—	—	—	—	79	1	—	—

Net income (loss)	$222	$(1,556)	$(12,106)	$(4,989)	$617	$1,064	$(9,478)	$(8,485)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.00	$(0.03)	$(0.23)	$(0.10)	$0.01	$0.02	$(0.18)	$(0.16)
Loss from discontinued operations	—	—	—	—	—	—	—	—

Net income (loss)	$0.00	$(0.03)	$(0.23)	$(0.10)	$0.01	$0.02	$(0.18)	$(0.16)

(24)	SUBSEQUENT EVENTS

Subsequent to July 31, 2015, and as of the issuance of these financial statements, the Company continued its sale of the Trading Securities. During this period, the Company received approximately $28.9 in cash proceeds associated with the trading activities, which included $2.1 million associated with transactions executed in the year ended July 31, 2015.

Subsequent to July 31, 2015, and prior to the issuance of these financial statements, the Company accepted an offer to sell its facility in France for the sale price of approximately $1.2 million, less legal and administrative expense.

ITEM 9.—    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                       DISCLOSURE

None.

ITEM 9A.— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management concluded that, as of July 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of July 31, 2015. Please see their report included in this Item 9A below.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ModusLink Global Solutions, Inc.

Waltham, Massachusetts

We have audited ModusLink Global Solutions, Inc.’s (the “Company”) internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ModusLink Global Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ModusLink Global Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ModusLink Global Solutions, Inc. as of July 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended and our report dated October 14, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2015

ITEM 9B.— OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers required by this Item will be contained in our Definitive Proxy Statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference.

During the fiscal year ended July 31, 2015, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

Equity Compensation Plan Information as of July 31, 2015

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,441,260	$3.51	3,203,391	(1)
Equity compensation plans not approved by security holders(2)	137,313	$6.25	—

Total	3,578,573	$9.76	3,203,391

(1)	Includes approximately 177,314 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.
(2)	In March 2002, the Board of Directors adopted the 2002 Non-officer Employee Stock Incentive Plan (the “2002 Plan”), which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company’s or its subsidiaries’ employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: October 14, 2015	By:	/s/ JOHN J. BOUCHER
John J. Boucher
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/s/ JOHN J. BOUCHER John J. Boucher	President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH B. SHERK Joseph B. Sherk	Principal Financial and Accounting Officer

/s/ ANTHONY BERGAMO Anthony Bergamo	Director

/s/ JEFFREY J. FENTON Jeffrey J. Fenton	Director

/s/ GLEN M. KASSAN Glen M. Kassan	Director

/s/ PHILIP E. LENGYEL Philip E. Lengyel	Director

/s/ WARREN G. LICHTENSTEIN Warren G. Lichtenstein	Chairman of the Board and Director

/s/ JEFFREY S. WALD Jeffrey S. Wald	Director

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

3.3	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

3.4	Fourth Amended and Restated Bylaws of ModusLink Global Solutions, Inc., as currently in effect, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (File No. 001-35319).

3.5	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013 (File No. 001-35319).

3.6	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

3.7	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Reverse Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

3.8	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Forward Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

4.1	Specimen stock certificate representing the Registrant’s Common Stock, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

4.2	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

4.3	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.4	Amendment No. 2 to Tax Benefit Preservation Plan, dated as of October 14, 2014, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2014 (File No. 000-23262).

4.5	Amendment No. 3, dated December 31, 2014, to Tax Benefit Preservation Plan between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

4.6	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.7	Amendment No. 1, dated as of February 11, 2013 to Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amendment No. 2 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.4*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001 (File No. 000-23262).

10.5*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.6*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.7*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009 (File No. 000-23262).

10.8*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2001 (File No. 000-23262).

10.9*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2003 (File No. 000-23262).

10.10*	Amendment No. 2 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.11*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.12*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2002 (File No. 000-23262).

10.13*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.14*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.15*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.16*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.17*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.18*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005 (File No. 000-23262).

10.19*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.20*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (File No. 000-23262).

10.21*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 (File No. 000-23262).

10.22*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.23*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed on November 2, 2004 (File No. 000-23262).

10.24*	Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.25*	Amendment No. 2 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.26*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 26, 2010 (File No. 000-23262).

10.27*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.28*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.29*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.30*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.31*	ModusLink Global Solutions, Inc. Third Amended and Restated Director Compensation Plan, dated as of November 23, 2011, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.32*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.33*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.34*	Second Amendment to Executive Retention Agreement, dated September 28, 2010, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.35*	Third Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.36*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.37*	Changes in Compensation and Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.38*	Employment Offer Letter from the Registrant to Joseph B. Sherk, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.39*	Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Joseph B. Sherk is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.40*	Form of Executive Severance Agreement between the Registrant and Joseph B. Sherk and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.41*	Amendment to Executive Severance Agreement between the Registrant and Joseph B. Sherk, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.42*	Second Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Joseph B. Sherk is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.43*	Offer Letter, dated August 1, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.44*	Executive Severance Agreement, dated August 29, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.45*	First Amendment to Executive Severance Agreement, dated July 30, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.46*	Retention Bonus Letter Agreement, dated July 19, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.47*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.48*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.49	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.50	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended April 30, 2011 (File No. 000-23262).

10.51	Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National Association is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.52	Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement, dated as of August 16, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2012 (File No. 001-35319).

10.53	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.54	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.55	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.56	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.57	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.58	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.59	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.60	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.61	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.62	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.63	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.64	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.65	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.66	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.67	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004, is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.68	Amendment to Amended and Restated Limited Liability Company Agreement of CMGI@Ventures IV, LLC, dated as of December 29, 2008, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.69	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.70	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.71	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007 (File No. 000-23262).

10.72	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.73	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.74	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.75	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.76	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.77*	Offer Letter, dated as of January 13, 2013, from ModusLink Global Solutions, Inc. to John J. Boucher is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35319).

10.78*	Transition Agreement, dated as of January 25, 2013, by and between ModusLink Global Solutions, Inc. and Thomas Nightingale is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.79*	Executive Severance Agreement, dated as of January 28, 2013, by and between ModusLink Global Solutions, Inc. and John J. Boucher is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.80	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.81	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.82	Amendment No. 1 to Settlement Agreement, dated January 5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

10.83*	Consulting Agreement, dated February 11, 2013, between Edward E. Lucente and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.84*	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.85*	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.86*	Offer Letter from ModusLink Global Solutions, Inc. to Alan Cormier entered into December 20, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2013 (File No. 001-35319).

10.87*	Executive Severance Agreement by and between ModusLink Global Solutions, Inc. and Alan Cormier, dated as of December 23, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.88	Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.89	Guaranty and Security Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.90	First Amendment to Credit Agreement, dated as of December 18, 2013, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014 (File No. 001-35319).

10.91	Indenture, dated as of March 18, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.92	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.93	Second Amendment to Credit Agreement, dated as of March 13, 2014, between the Registrant, ModusLink Corporation, and ModusLink PTS, Inc., the financial institutions identified on the signature pages thereto as lenders, and Wells Fargo Bank, National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.94	Third Amendment to Credit Agreement, dated as of March 26, 2014, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014 (File No. 001-35319).

10.95	Credit Agreement by and among ModusLink Corporation and ModusLink PTS, Inc., certain subsidiaries thereof, and PNC Bank, National Association, dated as of June 30, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014 (File No. 001-35319).

10.96*	Management Services Agreement, dated as of January 1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2014 (File No. 001-35319).

10.97*	Amendment to Management Services Agreement, dated as of June 29, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2015 (File No. 001-35319).

10.98*	ModusLink Global Solutions, Inc. FY 2015 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015 (File No. 001-35319).

10.99*	ModusLink Global Solutions, Inc. FY 2015 Performance Based Restricted Stock Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015 (File No. 001-35319).

21**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, LLP.

23.2**	Consent of KPMG, LLP.

31.1**	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Condensed Consolidated Balance Sheets as of July 31, 2015, (ii) Audited Condensed Consolidated Statements of Operations for the Twelve Months ended July 31, 2015, (iii) Audited Condensed Consolidated Statements of Cash Flows for the Twelve Months ended July 31, 2015 and (iv) Notes to Audited Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**	Filed herewith.
‡	Furnished herewith.