Form 10-Q
period 2015-10-31
ModusLink Global Solutions Inc
filed 2015-12-10
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of November 30, 2015, there were 52,330,459 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	October 31,	July 31,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$144,143	$119,431
Trading securities	42,392	78,716
Accounts receivable, trade, net of allowance for doubtful accounts of $58 and $57 at October 31, 2015 and July 31, 2015, respectively	170,150	131,216
Inventories	57,754	48,740
Funds held for clients	20,683	21,807
Prepaid expenses and other current assets	29,834	13,732

Total current assets	464,956	413,642
Property and equipment, net	22,733	22,736
Other assets	9,923	10,124

Total assets	$497,612	$446,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$185,260	$120,118
Accrued restructuring	1,453	1,528
Accrued expenses	38,504	38,970
Other current liabilities	50,483	50,737

Total current liabilities	275,700	211,353

Notes payable	79,079	77,864
Other long-term liabilities	13,380	12,684

Long-term liabilities	92,459	90,548

Total liabilities	368,159	301,901

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at October 31, 2015 and July 31, 2015	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 52,239,193 issued and outstanding shares at October 31, 2015; 52,233,888 issued and outstanding shares at July 31, 2015	522	522
Additional paid-in capital	7,452,876	7,452,410
Accumulated deficit	(7,326,614)	(7,311,841)
Accumulated other comprehensive income	2,669	3,510

Total stockholders’ equity	129,453	144,601

Total liabilities and stockholders’ equity	$497,612	$446,502

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 31,
	2015	2014
Net revenue	$141,089	$187,444
Cost of revenue	128,637	168,606

Gross profit	12,452	18,838

Operating expenses
Selling, general and administrative	14,252	15,522
Amortization of intangible assets	—	268
Restructuring, net	1,007	1,901

Total operating expenses	15,259	17,691

Operating income (loss)	(2,807)	1,147

Other income (expense):
Interest income	88	64
Interest expense	(2,729)	(2,667)
Other gains (losses), net	(8,433)	2,827
Impairment of investments in affiliates	(42)	—

Total other income (expense)	(11,116)	224

Income (loss) before income taxes	(13,923)	1,371
Income tax expense	850	1,157
Gains of affiliates, net of tax	—	(8)

Net income (loss)	$(14,773)	$222

Basic net income (loss) per share	$(0.29)	$0.00
Diluted net income (loss) per share	$(0.29)	$0.00

Weighted average common shares used in:
Basic earnings per share	51,766	51,875
Diluted earnings per share	51,766	52,004

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	October 31,
	2015	2014
Net income (loss)	$(14,773)	$222

Other comprehensive income:
Foreign currency translation adjustment	(869)	(2,639)
Pension liability adjustments, net of tax	—	(361)
Net unrealized holding gain (loss) on securities, net of tax	28	(7)

Other comprehensive income (loss)	(841)	(3,007)

Comprehensive loss	$(15,614)	$(2,785)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	October 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(14,773)	$222
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	1,955	2,810
Amortization of intangible assets	—	268
Amortization of deferred financing costs	145	122
Accretion of debt discount	1,215	1,027
Share-based compensation	456	409
Non-operating (gains) losses, net	8,433	(2,827)
(Gains) of affiliates and impairments	42	(8)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(39,850)	(36,287)
Inventories	(9,523)	9,392
Prepaid expenses and other current assets	(17,099)	(12,198)
Accounts payable, accrued restructuring and accrued expenses	65,886	(1,167)
Refundable and accrued income taxes, net	820	1,525
Other assets and liabilities	619	13,097

Net cash used in operating activities	(1,674)	(23,615)

Cash flows from investing activities:
Additions to property and equipment	(2,053)	(1,865)
Proceeds from the sale of trading securities	28,939	—
Purchase of trading securities	—	(69,221)
Investments in affiliates	(42)	(27)
Proceeds from investments in affiliates	—	8

Net cash provided by (used in) investing activities	26,844	(71,105)

Cash flows from financing activities:
Repayments on capital lease obligations	(57)	(34)
Net proceeds from revolving line of credit	—	16,812
Proceeds from issuance of common stock	—	14

Net cash provided by (used in) financing activities	(57)	16,792

Net effect of exchange rate changes on cash and cash equivalents	(401)	(1,279)

Net increase (decrease) in cash and cash equivalents	24,712	(79,207)
Cash and cash equivalents at beginning of period	119,431	183,515

Cash and cash equivalents at end of period	$144,143	$104,308

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2015. The results for the three months ended October 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended October 31, 2015, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

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

(4) INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by both the moving average and the first-in, first-out methods. Materials that the Company typically procures on behalf of its clients that are included in inventory include materials such as compact discs, printed materials, manuals, labels, hardware accessories, hard disk drives, phone chassis, consumer packaging, shipping boxes and labels, power cords and cables for client-owned electronic devices.

Inventories consisted of the following:

	October 31,	July 31,
	2015	2015
	(In thousands)
Raw materials	$51,689	$38,922
Work-in-process	813	536
Finished goods	5,252	9,282

	$57,754	$48,740

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

(5) INVESTMENTS

Trading securities

During the quarter ended July 31, 2015, the Company sold $3.9 million in trading securities, with a cash gain of $0.8 million. However, the cash associated with $2.1 million of these trades was received subsequent to July 31, 2015. The receivable associated with this receipt is classified under other current assets on our balance sheet as of July 31, 2015. As of July 31, 2015, the Company had $78.7 million in investments in trading securities, $41.3 million of which were the publicly traded convertible debentures.

During the three months ended October 31, 2015, the Company received $28.9 million in proceeds associated with the sale of Trading Securities, which included a cash gain of $4.3 million. During the three months ended October 31, 2015, the Company recognized $13.8 million in net non-cash net losses associated with its Trading Securities. As of October 31, 2015, the Company had $42.4 million in investments in trading securities, $11.3 million of which were the publicly traded convertible debentures. The Company’s purchases of the publicly traded convertible debentures were on the open market. The chairman of the board of the company issuing the publicly traded convertible debentures is also the chairman of the board of ModusLink Global Solutions, Inc. The Trading Securities were classified within Level 1 of the fair value hierarchy.

@Ventures

The Company maintains interests in several early-stage privately held technology companies primarily through its interests in two venture capital funds which invest as “@Ventures.” These investments are generally made in connection with a round of financing with other third-party investors.

During the three months ended October 31, 2015 and 2014, an immaterial amount was invested by the Company in privately held companies. At October 31, 2015 and July 31, 2015, the Company’s carrying value of investments in privately held companies was zero for both periods. The Company recognized an immaterial amount of impairment charges during the three months ended October 31, 2015. No impairment charges were recorded during the three months ended October 31, 2014. During the three months ended October 31, 2015, the Company did not receive any distributions from its investments. During the three months ended October 31, 2014, the Company received an immaterial distribution from its investments.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The adjustments to these investments are reflected in “Gains of affiliates, net of tax” in the Company’s Consolidated Statements of Operations.

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

(6) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	October 31,	July 31,
	2015	2015
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Funds held for clients	20,683	21,807
Other	10,918	10,048

	$50,483	$50,737

As of October 31, 2015 and July 31, 2015, the Company had accrued pricing liabilities of approximately $18.9 million for both periods. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at October 31, 2015 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(7) RESTRUCTURING, NET

Restructuring and other costs for the three months ended October 31, 2015 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2016. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by the end of December 2015.

The $1.0 million restructuring charge recorded during the three months ended October 31, 2015 primarily consisted of $0.8 million and $0.3 million employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 55 employees in our global supply chain. The $1.9 million restructuring charge recorded during the three months ended October 31, 2014 primarily consisted of $0.4 million, $0.5 million and $1.0 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 93 employees in our global supply chain.

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the three months ended October 31, 2015:

	Employee
	Related	Contractual
	Expenses	Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2015	$1,437	$91	$1,528

Restructuring charges	1,069	18	1,087
Restructuring adjustments	(79)	(1)	(80)
Cash paid	(1,045)	(52)	(1,097)
Non-cash adjustments	14	1	15

Accrued restructuring balance at October 31, 2015	$1,396	$57	$1,453

				All	Consolidated
	Americas	Asia	Europe	Other	Total
	(In thousands)
Accrued restructuring balance at July 31, 2015	$235	$253	$1,026	$14	$1,528

Restructuring charges	797	253	37	—	1,087
Restructuring adjustments	—	—	(80)	—	(80)
Cash paid	(130)	(407)	(560)	—	(1,097)
Non-cash adjustments	—	1	14	—	15

Accrued restructuring balance at October 31, 2015	$902	$100	$437	$14	$1,453

The net restructuring charges for the three months ended October 31, 2015 and 2014 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended
	October 31,
	2015	2014
	(In thousands)
Cost of revenue	$815	$1,882
Selling, general and administrative	192	19

	$1,007	$1,901

(8) DEBT

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of October 31, 2015, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the quarter ended October 31, 2015.

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

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) are capitalized as a long-term asset on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Notes. This amount has been classified as long-term as the underlying debt instrument has been classified as a long-term liability in the Company’s balance sheet. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital. The fair value of our Notes payable, calculated as of the closing price of the traded securities, was $81.0 million and $88.2 million as of October 31, 2015 and July 31, 2015, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of October 31, 2015 and July 31, 2015, the net carrying value of the Notes was $79.1 million and $77.9 million, respectively.

	October 31,	July 31,
	2015	2015
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$27,163	$27,163

Principal amount of Notes	$100,000	$100,000
Unamortized debt discount	(20,921)	(22,136)

Net carrying amount	$79,079	$77,864

As of October 31, 2015, the remaining period over which the unamortized discount will be amortized is 40 months.

	Three Months Ended
	October 31,
	2015	2014
	(In thousands)
Interest expense related to contractual interest coupon	$1,323	$1,313
Interest expense related to accretion of the discount	1,215	1,027
Interest expense related to debt issuance costs	108	91

	$2,646	$2,431

During the three months ended October 31, 2015 and 2014, we recognized interest expense of $2.6 million and $2.4 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 14.11%. The notes bear interest of 5.25%.

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

On March 13, 2014, the Company entered into a Second Amendment to Credit Facility, which amended the Company’s Credit Agreement, dated as of October 31, 2012, as amended by the First Amendment to Credit Agreement dated December 18, 2013. The Amendment modified certain provisions of the Credit Agreement that would have restricted or otherwise affected the issuance of the Notes and the use of proceeds therefrom, the conversion of the Notes into common stock of the Company, and the payment of interest on the Notes. Effective as of April 16, 2014, the Company voluntarily terminated the Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of October 31, 2015.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the year ended July 31, 2015, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of October 31, 2015 and July 31, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility.

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

(10) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended
	October 31,
	2015	2014
	(In thousands)
Foreign currency exchange gain (losses)	$(574)	$704
Gain on disposal of assets	1,256	—
Gains (losses) on Trading Securities	(9,463)	2,512
Other, net	348	(389)

	$(8,433)	$2,827

The Company recorded foreign exchange losses of approximately $0.6 million during the three months ended October 31, 2015. For the three months ended October 31, 2015, the net gains primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $0.3 million in Asia and Europe, respectively. The Company recorded foreign exchange gains of approximately $0.7 million during the three months ended October 31, 2014. For the three months ended October 31, 2014, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, ($0.1 million) and $1.0 million in the Americas, Asia and Europe, respectively.

During the three months ended October 31, 2015 the Company recognized $4.3 million in net cash gains associated with its Trading Securities. During the three months ended October 31, 2015 and 2014, the Company recognized $(13.8) million and $2.5 million in net non-cash gains (losses), respectively, associated with its Trading Securities. In addition to this, during the three months ended October 31, 2015 and 2014, the Company recognized $0.3 and $(0.3) million in net gains (losses), respectively, associated with short-term foreign currency contracts.

(11) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2015, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of October 31, 2015 and July 31, 2015, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $3.9 million for both periods.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statements of Operations. As of October 31, 2015 and July 31, 2015, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2011 through July 31, 2015. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2008 through 2014 tax years remain subject to examination in most locations, while the Company’s 2004 through 2014 tax years remain subject to examination in most Asia locations.

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

Tax Benefit Preservation Plan

On October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended from time to time, the “Tax Plan”). The Tax Plan reduces the likelihood that changes in the Company’s investor base would have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code. On October 9, 2014, the Tax Plan was amended by our Board of Directors to extend the expiration of the Tax Plan until October 17, 2017. Following the stockholders’ approval of the Protective Amendment (as described below) at the Company’s 2014 Annual Meeting, the Tax Plan was further amended so that it expired at the close of business on December 31, 2014.

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

The Protective Amendment limits certain transfers of the Company’s common stock, to assist the Company in protecting the long-term value of its accumulated NOLs. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfers of the common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person (as defined in the Protective Amendment) from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a Person owning or deemed to own 4.99% or more of the common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void as of the date of the prohibited transfer as to the purported transferee. The Board of Directors of the Company has discretion to grant waivers to permit transfers otherwise restricted by the Protective Amendment.In accordance with the Protective Amendment, Handy & Harman (“HNH”), a related party, requested, and the Company granted HNH and its affiliates, a waiver under the Protective Amendment to permit their acquisition of up to 45% of the Company’s outstanding shares of common stock in the aggregate (subject to proportionate adjustment, the “45% Cap”), in addition to acquisitions of common stock in connection with the exercise of certain warrants of the Company (the “Warrants”) held by Steel Partners Holdings L.P. (“SPH”), an affiliate of HNH, as well as a limited waiver under Section 203 of the Delaware General Corporation Law for this purpose. Notwithstanding the foregoing, HNH and its affiliates (and any group of which HNH or any of its affiliates is a member) are not permitted to acquire securities that would result in an “ownership change” of the Company for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, that would have the effect of impairing any of the Company’s NOLs. The foregoing waiver was approved by the independent directors of the Company.

(12) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three months ended October 31, 2015 and 2014:

	Three Months Ended
	October 31,
	2015	2014
	(In thousands, except per share data)
Net loss	$(14,773)	$222

Weighted average common shares outstanding	51,766	51,875
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	129

Weighted average number of common and potential common shares	51,766	52,004

Basic net income (loss) per share	$(0.29)	$0.00
Diluted net income (loss) per share	$(0.29)	$0.00

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

For the three months ended October 31, 2015 and 2014, approximately 21.7 million and 21.1 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(13) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three months ended October 31, 2015 and 2014, which was allocated as follows:

	Three Months Ended
	October 31,
	2015	2014
	(In thousands)
Cost of revenue	$31	$94
Selling, general and administrative	425	315

	$456	$409

At October 31, 2015, there was approximately $1.7 million of total unrecognized compensation cost related to Stock Options issued under the Company’s plans. At October 31, 2015, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(14) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2015	$7,670	$(4,206)	$46	$3,510

Foreign currency translation adjustment	(869)	—	—	(869)
Net unrealized holding gain on securities	—	—	28	28

Net current-period other comprehensive income (loss)	(869)	—	28	(841)

Accumulated other comprehensive income (loss) at October 31, 2015	$6,801	$(4,206)	$74	$2,669

(15) FOREIGN CURRENCY CONTRACTS

During the quarter ended October 31, 2015, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of October 31, 2015 and 2014, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $12.4 million, as summarized below:

	October 31, 2015
Currency Contracts	Foreign Currency Amount	Notional Contract Value in USD
	(In thousands)
Buy CNH	76,245	$11,603
Buy SGD	1,100	785

		$12,388

As of October 31, 2015, the fair value of the Company’s short-term foreign currency contracts was $0.3 million and is included in other current assets. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the three months ended October 31, 2015, the Company recognized $0.3 million in net gains associated with these contracts.

(16) SEGMENT INFORMATION

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended
	October 31,
	2015	2014
	(In thousands)
Net revenue:
Americas	$33,211	$81,798
Asia	53,931	42,955
Europe	44,743	54,415
e-Business	9,204	8,276

	$141,089	$187,444

Operating income (loss):
Americas	$(3,086)	$1,618
Asia	3,371	3,353
Europe	(1,031)	(1,378)
e-Business	(504)	161

Total Segment operating income	(1,250)	3,754
Corporate-level activity	(1,557)	(2,607)

Total operating income (loss)	(2,807)	1,147

Total other income (expense)	(11,116)	224

Income (loss) before income taxes	$(13,923)	$1,371

	October 31,	July 31,
	2015	2015
	(In thousands)
Total assets:
Americas	$38,873	$41,367
Asia	158,336	122,277
Europe	91,449	67,783
e-Business	36,076	35,512

Sub-total - segment assets	324,734	266,939
Corporate	172,878	179,563

	$497,612	$446,502

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended
	October 31,
	2015	2014
	(In thousands)
Supply chain services	$128,370	$165,406
Aftermarket services	3,515	13,762
e-Business services	9,204	8,276

	$141,089	$187,444

As of October 31, 2015, approximately $12.1 million, $5.6 million, $3.7 million and $3.3 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively. As of July 31, 2015, approximately $12.4 million, $5.2 million, $3.7 million and $3.3 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively.

For the three months ended October 31, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $35.1 million, $37.5 million, $20.7 million and $22.3 million, respectively. For the three months ended October 31, 2014, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $82.0 million, $34.8 million, $25.1 million and $25.7 million, respectively.

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

(18) FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s financial assets measured at fair value on a recurring basis as of October 31, 2015 and July 31, 2015, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	October 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$31,111	$31,111	$—	$—
Marketable corporate bonds	11,281	11,281	—	—
Money market funds	99,557	99,557	—	—
Foreign currency contracts	315	—	315	—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$37,396	$37,396	$—	$—
Marketable corporate bonds	41,320	41,320	—	—
Money market funds	76,277	76,277	—	—

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

The following table presents the Company’s debt not carried at fair value:

	October 31, 2015		July 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$79,079	$81,000	$77,864	$88,188	Level 1

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

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC on October 14, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by applicable securities laws and regulations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

ModusLink Global Solutions, through ModusLink and ModusLink PTS, executes comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. The Supply Chain Business provides services to leading companies in consumer electronics, communications, computing, medical devices, software, and retail. The Company’s operations are supported by a global footprint that includes more than 25 sites across North America, Europe, and the Asia Pacific region.

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

Many of our clients’ products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season.

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and financial restatement costs, strategic consulting and other related professional fees, restructuring, share-based compensation, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses, and equity in gains and losses, of affiliates and impairments. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as computer hardware manufacturers and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The markets for our services are generally very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. For the three months ended October 31, 2015 and 2014, our gross margin percentage was 8.8% and 10.0% respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating facilities, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2015, our top ten clients collectively accounted for approximately 74.3% of our net revenue. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the three months ended October 31, 2015, the Company reported net revenue of $141.1 million, operating loss of $2.8 million, loss before income taxes of $13.9 million and net loss of $14.8 million. For the three months ended October 31, 2014, the Company reported net revenue of $187.4 million, operating income of $1.2 million, income before income taxes of $1.4 million and net income of $0.2 million. At October 31, 2015, we had cash and cash equivalents of $144.1 million, and working capital of $189.3 million.

Basis of Presentation

The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has four operating segments: Americas; Asia; Europe and e-Business. The Company has four reportable segments: Americas; Asia; Europe; and e-Business. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The corporate-level balance sheet information includes cash and cash equivalents, trading securities, investments in affiliates, notes payable and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended October 31, 2015 compared to the three months ended October 31, 2014

Net Revenue:

	Three Months Ended	As a % of Total	Three Months Ended	As a % of Total
	October 31,	Net	October 31,	Net
	2015	Revenue	2014	Revenue	$ Change	% Change
	(In thousands)
Americas	$33,211	23.5%	$81,798	43.6%	$(48,587)	(59.4%)
Asia	53,931	38.2%	42,955	22.9%	10,976	25.6%
Europe	44,743	31.7%	54,415	29.0%	(9,672)	(17.8%)
e-Business	9,204	6.6%	8,276	4.5%	928	11.2%

Total	$141,089	100.0%	$187,444	100.0%	$(46,355)	(24.7%)

Net revenue decreased by approximately $46.4 million during the three months ended October 31, 2015, as compared to the same period in the prior year. This change in net revenue was primarily driven by decreased revenues from a client in the computing market and an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by an increase in revenue from certain consumer electronics clients. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended October 31, 2015 as compared to the same period in the prior year. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $32.8 million for the quarter ended October 31, 2015 as compared to $10.3 million for the same period in the prior year. The increase in revenue from new programs was primarily due to new programs associated with the consumer electronics market.

During the second quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter of fiscal 2014 for one of their supply chain programs in Asia for which we were the primary service provider. While we were notified that the client intended to add an additional service provider to this program, we expect to continue to be the primary service provider. We expected this change in sourcing strategy to result in reduced annualized net revenue of approximately $15 million to $20 million, and to have a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program. We have continued to seek to offset this loss of net revenue and associated operating income through increased revenues from other clients, new business opportunities, increases in productivity and ongoing cost reduction initiatives.

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

During the three months ended October 31, 2015, net revenue in the Americas region decreased by approximately $48.6 million. This change in net revenue was primarily driven by decreased revenues from a client in the computing market and an aftermarket services program related to the repair and refurbishment of mobile devices. Within the Asia region, the net revenue increase of approximately $11.0 million primarily resulted from higher revenues from programs in the consumer electronics market. Within the Europe region, net revenue decreased by approximately $9.7 million primarily due to lower revenues from a client in the computing market, offset by higher revenues from a consumer electronics client. Net revenue for e-Business increased by approximately $0.9 million primarily due to a client in the consumer products industry.

Cost of Revenue:

	Three Months Ended	As a % of Segment	Three Months Ended	As a % of Segment
	October 31,	Net	October 31,	Net
	2015	Revenue	2014	Revenue	$ Change	% Change
	(In thousands)
Americas	$32,408	97.6%	$76,033	93.0%	$(43,625)	(57.4%)
Asia	45,222	83.9%	34,292	79.8%	10,930	31.9%
Europe	42,007	93.9%	50,968	93.7%	(8,961)	(17.6%)
e-Business	9,000	97.8%	7,313	88.4%	1,687	23.1%

Total	$128,637	91.2%	$168,606	90.0%	$(39,969)	(23.7%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended October 31, 2015 included materials procured on behalf of our clients of $81.9 million, as compared to $115.0 million for the same period in the prior year, a decrease of $33.2 million. Total cost of revenue decreased by $40.0 million for the three months ended October 31, 2015, as compared to the three months ended October 31, 2014, primarily due to lower relative material costs from a client in the computing market. Gross margin percentage for the first quarter of fiscal 2015 decreased to 8.8% from 10.0% in the prior year quarter, primarily as a result of an unfavorable revenue mix, primarily associated with lower volumes for a client in the computing market and an aftermarket services program related to the repair and refurbishment of mobile devices. For the three months ended October 31, 2015, the Company’s gross margin percentages within the Americas, Asia and Europe regions were 2.4%, 16.1% and 6.1%, as compared to 7.0%, 20.2% and 6.3%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended October 31, 2015.

In the Americas, the 4.6 percentage point decrease in gross margin, from 7.0% to 2.4%, resulted from an unfavorable shift in volumes for a client in the computing market and an aftermarket services program related to the repair and refurbishment of mobile devices, which was not completely offset by a reduction in labor costs. In Asia, the 4.1 percentage point decrease in gross margin, from 20.2% to 16.1%, was primarily the result of decline in volume from a client in the computing market, with a lower decline in labor costs. In Europe, the 0.2 percentage point decrease in gross margin, from 6.3% to 6.1%, was attributable to an unfavorable revenue mix, offset by production costs. The gross margin for e-Business was 2.2% for the three months ended October 31, 2015 as compared to 11.6% for the same period of the prior year. This decrease of 9.4 percentage points was due to increased labor costs associated with clients in the consumer products industry.

Selling, General and Administrative Expenses:

	Three Months Ended	As a % of Segment	Three Months Ended	As a % of Segment
	October 31,	Net	October 31,	Net
	2015	Revenue	2014	Revenue	$ Change	% Change
	(In thousands)
Americas	$3,092	9.3%	$3,707	4.5%	$(615)	(16.6%)
Asia	5,085	9.4%	4,805	11.2%	280	5.8%
Europe	3,810	8.5%	3,843	7.1%	(33)	(0.9%)
e-Business	708	7.7%	560	6.8%	148	26.4%

Sub-total	12,695	9.0%	12,915	6.9%	(220)	(1.7%)
Corporate-level activity	1,557		2,607		(1,050)	(40.3%)

Total	$14,252	10.1%	$15,522	8.3%	$(1,270)	(8.2%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2015 decreased by approximately $1.3 million compared to the three-month period ended October 31, 2014, primarily as a result of the Company’s ongoing restructuring efforts ($0.9 million) and lower depreciation expense ($0.8 million), offset by higher professional fees associated with outsourced services ($0.7 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended October 31, 2015.

Amortization of Intangible Assets:

	Three Months Ended	As a % of Segment	Three Months Ended	As a % of Segment
	October 31,	Net	October 31,	Net
	2015	Revenue	2014	Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$26	0.0%	$(26)	(100.0%)
e-Business	—	0.0%	242	2.9%	(242)	(100.0%)

Total	$—	0.0%	$268	0.1%	$(268)	(100.0%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of April 30, 2015.

Impairment of Long-lived Assets:

During the three month period ended October 31, 2015 and 2014 no impairment charges were recorded by the Company to adjust the carrying value of its assets.

Restructuring, net:

	Three Months Ended	As a % of Segment	Three Months Ended	As a % of Segment
	October 31,	Net	October 31,	Net
	2015	Revenue	2014	Revenue	$ Change	% Change
	(In thousands)
Americas	$797	2.4%	$414	0.5%	$383	92.5%
Asia	253	0.5%	505	1.2%	(252)	(49.9%)
Europe	(43)	-0.1%	982	1.8%	(1,025)	(104.4%)

Total	$1,007	0.7%	$1,901	1.0%	$(894)	(47.0%)

The $1.0 million restructuring charge recorded during the three months ended October 31, 2015 primarily consisted of $0.8 million and $0.3 million of employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 55 employees in our global supply chain.

The $1.9 million restructuring charge recorded during the three months ended October 31, 2014 primarily consisted of approximately $0.4 million, $0.5 million and $1.0 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 93 employees in our global supply chain operations.

Interest Income/Expense:

During the three months ended October 31, 2015 and 2014, interest income was $0.1 million for both periods.

During the three months ended October 31, 2015 and 2014, interest expense totaled approximately $2.7 million for both periods. The interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014. In the prior year, interest expense also related to the Company’s stadium obligation.

Other Gains (Losses), net:

The Company recorded foreign exchange losses of approximately $0.6 million during the three months ended October 31, 2015. For the three months ended October 31, 2015, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $0.3 million in Asia and Europe, respectively. The Company recorded foreign exchange gains of approximately $0.7 million during the three months ended October 31, 2014. For the three months ended October 31, 2014, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, ($0.1 million) and $1.0 million in the Americas, Asia and Europe, respectively.

During the three months ended October 31, 2015 the Company recognized $4.3 million in net cash gains associated with its Trading Securities. During the three months ended October 31, 2015 and 2014, the Company recognized net non-cash gains (losses) of $(13.8) million and $2.5 million, respectively, associated with its Trading Securities. In addition to this, during the three months ended October 31, 2015 and 2014, the Company recognized $0.3 and $(0.3) million in net gains (losses), respectively, associated with short-term foreign currency contracts.

Income Tax Expense:

During the three months ended October 31, 2015, the Company recorded income tax expense of approximately $0.9 million, as compared to income tax expense of $1.2 million for the same period in the prior fiscal year. For the three months ended October 31, 2015 and 2014, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of October 31, 2015, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $144.1 million. As of October 31, 2015, the Company had approximately $26.1 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $6.3 million is considered permanently invested due to certain restrictions under local laws, and $19.8 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. As of October 31, 2015 and July 31, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three months ended October 31, 2015. The Company may not redeem the Notes prior to the mandatory date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. As of October 31, 2015 and July 31, 2015, the net carrying value of the Notes was $79.1 million and $77.9 million, respectively.

Consolidated working capital was $189.3 million at October 31, 2015, compared with $202.3 million at July 31, 2015. Included in working capital were cash and cash equivalents of $144.1 million at October 31, 2015 and $119.4 million at July 31, 2015.

Net cash used in operating activities was $1.7 million for the three months ended October 31, 2015, as compared to $23.6 million in the prior year period. The $21.9 million decrease in net cash used in operating activities as compared with the same period in the prior year was primarily due to increased accounts payables associated with a major consumer electronics client which is expected to decrease in the near future and the decrease in inventory due to the exit of a program by a client in the computing market, offset in part by increased working capital requirements as a result of seasonal increases in receivables and inventory in the current period. During the three months ended October 31, 2015, non-cash items within net cash provided by operating activities included depreciation expense of $2.0 million, amortization of deferred financing costs of $0.1 million, accretion of debt discount of $1.2 million, share-based compensation of $0.5 million and non-operating losses, net, of $8.4 million. During the three months ended October 31, 2014, non-cash items within net cash provided by operating activities included depreciation expense of $2.8 million, share-based compensation of $0.4 million, amortization of intangible assets of $0.3 million, amortization of deferred financing costs of $0.1 million, accretion of debt discount of $1.0 million and non-operating gains, net, of $2.8 million.

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

Investing activities provided (used) cash of $26.8 million and $(71.1) million during the three months ended October 31, 2015 and 2014, respectively. The $26.8 million of cash provided in investing activities during the three months ended October 31, 2015 was comprised of $28.9 million in proceeds from the sale of Trading Securities, offset by $2.1 million in capital expenditures. The $71.1 million of cash used in investing activities during the three months ended October 31, 2014 was comprised of $69.2 million in purchase of trading securities and $1.9 million in capital expenditures.

Financing activities used cash of $0.1 million during the three months ended October 31, 2015 and primarily related to payments on capital lease obligations. Financing activities provided cash of $16.8 million during the three months ended October 31, 2014 and primarily related to net proceeds and payments associated with the Company’s line of credit.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents, Trading Securities, the PNC Credit Agreement noted above and cash provided by operating activities. The Company’s ability to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2015 and October 31, 2015. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $3.9 million as of October 31, 2015. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2015, the Company had no recorded liabilities with respect to these arrangements.

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

During the three months ended October 31, 2015, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

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

Interest Rate Risk

Effective as of April 16, 2014, the Company voluntarily terminated its Wells Fargo Credit Facility. The Company did not have any outstanding indebtedness related to the Credit Facility as of October 31, 2015. As of October 31, 2015 and July 31, 2015, the Company did not have any outstanding indebtedness related to the PNC Bank credit facility.

The Company maintains a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional money market funds.

Our exposure to market risk for changes in interest rates relates primarily to our investment in short-term investments. Our short-term investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

Investment Risk

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. As of October 31, 2015, the Company had $42.4 million in investments in trading securities. Had the market price of such securities been 10% lower at October 31, 2015, the aggregate value of such securities would have been $4.2 million lower.

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

During the quarter ended October 31, 2015, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of October 31, 2015 and 2014, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $12.4 million and $29.7 million, respectively. As of October 31, 2015, the fair value of the Company’s short-term foreign currency contracts was $0.3 million and is included in other current assets. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the three months ended October 31, 2015 and 2014, the Company recognized $0.3 million and $(0.3) million in net gains (losses) associated with these contracts, respectively.

Revenues from our foreign operating segments accounted for approximately 69.9% and 51.9% of total revenues during the three months ended October 31, 2015 and 2014, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2015 and 2014, we recorded a foreign currency translation loss of approximately $0.8 million and $2.6 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three months ended October 31, 2015 and 2014, we recorded net realized and unrealized foreign currency transaction and remeasurement gains (losses) of approximately $(0.6) million and $0.7 million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes from the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2015. In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” discussed in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended October 31, 2015:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2015—August 31, 2015	—		$—	—	$—
September 1, 2015—September 30, 2015	—		—	—	—
October 1, 2015—October 31, 2015	24,839	(1)	$3.04	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: December 10, 2015	By:	/S/ JOSEPH B. SHERK
JOSEPH B. SHERK
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2015 and July 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended October 31, 2015 and 2014 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2015 and 2014 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.