Form 10-Q
period 2016-01-31
ModusLink Global Solutions Inc
filed 2016-03-11
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

As of February 29, 2016, there were 52,712,007 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$141,434	$119,431
Trading securities	27,982	78,716
Accounts receivable, trade, net of allowance for doubtful accounts of $51 and $57 at January 31, 2016 and July 31, 2015, respectively	162,044	131,216
Inventories	48,235	48,740
Funds held for clients	31,920	21,807
Prepaid expenses and other current assets	22,794	13,732

Total current assets	434,409	413,642
Property and equipment, net	21,494	22,736
Other assets	9,455	10,124

Total assets	$465,358	$446,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$158,564	$120,118
Accrued restructuring	1,075	1,528
Accrued expenses	40,311	38,970
Other current liabilities	57,662	50,737

Total current liabilities	257,612	211,353

Notes payable	80,337	77,864
Other long-term liabilities	12,550	12,684

Long-term liabilities	92,887	90,548

Total liabilities	350,499	301,901

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at January 31, 2016 and July 31, 2015	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 52,682,326 issued and outstanding shares at January 31, 2016; 52,233,888 issued and outstanding shares at July 31, 2015	527	522
Additional paid-in capital	7,453,299	7,452,410
Accumulated deficit	(7,340,562)	(7,311,841)
Accumulated other comprehensive income	1,595	3,510

Total stockholders’ equity	114,859	144,601

Total liabilities and stockholders’ equity	$465,358	$446,502

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net revenue	$119,966	$148,310	$261,055	$335,754
Cost of revenue	116,311	131,716	244,948	300,322

Gross profit	3,655	16,594	16,107	35,432

Operating expenses
Selling, general and administrative	14,773	14,639	29,025	30,161
Amortization of intangible assets	—	268	—	536
Impairment of long-lived assets	305	—	305	—
Restructuring, net	240	1,041	1,247	2,942

Total operating expenses	15,318	15,948	30,577	33,639

Operating income (loss)	(11,663)	646	(14,470)	1,793

Other income (expense):
Interest income	114	355	202	419
Interest expense	(2,777)	(2,619)	(5,506)	(5,286)
Other gains (losses), net	325	411	(8,108)	3,238
Impairment of investments in affiliates	—	—	(42)	—

Total other income (expense)	(2,338)	(1,853)	(13,454)	(1,629)

Income (loss) before income taxes	(14,001)	(1,207)	(27,924)	164
Income tax expense	206	549	1,056	1,706
Gains of affiliates, net of tax	(259)	(200)	(259)	(208)

Net loss	$(13,948)	$(1,556)	$(28,721)	$(1,334)

Basic net loss per share	$(0.27)	$(0.03)	$(0.55)	$(0.03)
Diluted net loss per share	$(0.27)	$(0.03)	$(0.55)	$(0.03)

Weighted average common shares used in:
Basic earnings per share	51,879	51,646	52,039	51,888
Diluted earnings per share	51,879	51,646	52,039	51,888

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
Net loss	$(13,948)	$(1,556)	$(28,721)	$(1,334)

Other comprehensive income:
Foreign currency translation adjustment	(1,077)	(4,515)	(1,946)	(7,154)
Pension liability adjustments, net of tax	—	(450)	—	(811)
Net unrealized holding gain (loss) on securities, net of tax	3	1	31	(6)

Other comprehensive loss	(1,074)	(4,964)	(1,915)	(7,971)

Comprehensive loss	$(15,022)	$(6,520)	$(30,636)	$(9,305)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(28,721)	$(1,334)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	3,874	4,729
Amortization of intangible assets	—	536
Amortization of deferred financing costs	364	277
Accretion of debt discount	2,473	2,169
Impairment of long-lived assets	305	—
Share-based compensation	958	855
Non-operating (gains) losses, net	8,108	(3,238)
(Gains) of affiliates and impairments	(217)	(208)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(33,592)	(15,819)
Inventories	(609)	(5,316)
Prepaid expenses and other current assets	(22,334)	(12,166)
Accounts payable, accrued restructuring and accrued expenses	43,136	31,430
Refundable and accrued income taxes, net	1,918	2,044
Other assets and liabilities	5,388	15,528

Net cash provided by (used in) operating activities	(18,949)	19,487

Cash flows from investing activities:
Additions to property and equipment	(3,234)	(3,823)
Proceeds from the disposition of property and equipment	1,318	—
Sale (purchase) of trading securities	43,698	(69,221)
Investments in affiliates	(42)	(216)
Proceeds from investments in affiliates	259	408

Net cash provided by (used in) investing activities	41,999	(72,852)

Cash flows from financing activities:
Repayments on capital lease obligations	(114)	(93)
Net proceeds from (replayments of) revolving line of credit	—	(4,453)
Proceeds from issuance of common stock	—	24
Repurchase of common stock	(78)	—

Net cash used in financing activities	(192)	(4,522)

Net effect of exchange rate changes on cash and cash equivalents	(855)	(2,756)

Net increase (decrease) in cash and cash equivalents	22,003	(60,643)
Cash and cash equivalents at beginning of period	119,431	183,515

Cash and cash equivalents at end of period	$141,434	$122,872

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2015. The results for the three and six months ended January 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended January 31, 2016, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2018. The Company is currently evaluating the effect the guidance will have on the Company’s financial statement disclosures, results of operations and financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently evaluating the effect the guidance will have on the Company’s financial statement disclosures, results of operations and financial position.

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

Inventories consisted of the following:

	January 31, 2016	July 31, 2015
	(In thousands)
Raw materials	$38,341	$38,922
Work-in-process	510	536
Finished goods	9,384	9,282

	$48,235	$48,740

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

(5) INVESTMENTS

Trading securities

During the quarter ended July 31, 2015, the Company sold $3.9 million in Trading Securities, with a realized gain of $0.8 million. However, the cash associated with $2.1 million of these trades was received subsequent to July 31, 2015. The receivable associated with this receipt is classified under other current assets on our balance sheet as of July 31, 2015. As of July 31, 2015, the Company had $78.7 million in investments in Trading Securities, $41.3 million of which were the publicly traded convertible debentures.

During the three months ended January 31, 2016, the Company sold $15.5 million in Trading Securities, with a realized gain of $1.2 million. However, the cash associated with $0.8 million of these trades was received subsequent to January 31, 2016. The receivable associated with this receipt is classified under other current assets on our balance sheet as of January 31, 2016. During the three months ended January 31, 2016, the Company received $14.8 million in proceeds associated with the sale of Trading Securities. During the six months ended January 31, 2016, the Company received $43.7 million in proceeds associated with the sale of Trading Securities, which included a realized gain of $5.5 million. During the three and six months ended January 31, 2015, there were no sales of Trading Securities. During the three and six months ended January 31, 2016, the Company recognized $0.1 million and $13.8 million in unrealized net losses associated with its Trading Securities, respectively. As of January 31, 2016, the Company had $28.0 million in investments in Trading Securities, $11.0 million of which were the publicly traded convertible debentures. The Company’s purchases of the publicly traded convertible debentures were on the open market. The Chairman of the Board of the company issuing the publicly traded convertible debentures is also the Chairman of the Board of ModusLink Global Solutions, Inc. The Trading Securities were classified within Level 1 of the fair value hierarchy.

(6) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	January 31, 2016	July 31, 2015
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Funds held for clients	31,920	21,807
Other	6,860	10,048

	$57,662	$50,737

As of January 31, 2016 and July 31, 2015, the Company had accrued pricing liabilities of approximately $19.0 million and $18.9 million, respectively. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at January 31, 2016 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(7) RESTRUCTURING, NET

Restructuring and other costs for the three and six months ended January 31, 2016 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2016. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by the end of April 2016.

The $0.2 million restructuring charge recorded during the three months ended January 31, 2016 primarily consisted of $0.1 million and $0.1 million of contractual charges in the Americas and Europe, respectively. The $1.0 million restructuring charge recorded during the three months ended October 31, 2015 primarily consisted of $0.8 million and $0.3 million employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 55 employees in our global supply chain.

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

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the six months ended January 31, 2016:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2015	$1,437	$91	$1,528

Restructuring charges	1,090	281	1,371
Restructuring adjustments	(123)	(1)	(124)
Cash paid	(1,613)	(94)	(1,707)
Non-cash adjustments	6	1	7

Accrued restructuring balance at January 31, 2016	$797	$278	$1,075

	Americas	Asia	Europe	e-Business	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2015	$235	$253	$1,026	$14	$1,528

Restructuring charges	920	351	96	4	1,371
Restructuring adjustments	—	(44)	(80)	—	(124)
Cash paid	(357)	(431)	(919)	—	(1,707)
Non-cash adjustments	—	(9)	16	—	7

Accrued restructuring balance at January 31, 2016	$798	$120	$139	$18	$1,075

The net restructuring charges for the three and six months ended January 31, 2016 and 2015 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$83	$769	$898	$2,651
Selling, general and administrative	157	272	349	291

	$240	$1,041	$1,247	$2,942

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of January 31, 2016, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the quarter ended January 31, 2016.

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

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) are capitalized as a long-term asset on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Notes. This amount has been classified as long-term as the underlying debt instrument has been classified as a long-term liability in the Company’s balance sheet. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital. The fair value of our Notes payable, calculated as of the closing price of the traded securities, was $73.4 million and $88.2 million as of January 31, 2016 and July 31, 2015, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of January 31, 2016 and July 31, 2015, the net carrying value of the Notes was $80.3 million and $77.9 million, respectively.

	January 31, 2016	July 31, 2015
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$27,163	$27,163

Principal amount of Notes	$100,000	$100,000
Unamortized debt discount	(19,663)	(22,136)

Net carrying amount	$80,337	$77,864

As of January 31, 2016, the remaining period over which the unamortized discount will be amortized is 37 months.

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(In thousands)
Interest expense related to contractual interest coupon	$1,323	$1,313	$2,646	$2,626
Interest expense related to accretion of the discount	1,258	1,142	2,473	2,169
Interest expense related to debt issuance costs	111	97	219	188

	$2,692	$2,552	$5,338	$4,983

During the three and six months ended January 31, 2016, the Company recognized interest expense of $2.7 million and $5.3 million, respectively. During the three and six months ended January 31, 2015, the Company recognized interest expense of $2.5 million and $5.0 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 14.11%. The notes bear interest of 5.25%.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the quarter ended January 31, 2015, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of January 31, 2016 and July 31, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility.

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

(10) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(In thousands)
Foreign currency exchange gain (losses)	$(179)	$1,726	$(753)	$2,430
Gains (losses) on disposal of assets	(284)	29	972	29
Gains (losses) on Trading Securities	1,115	(412)	(8,348)	2,100
Other, net	(327)	(932)	21	(1,321)

	$325	$411	$(8,108)	$3,238

The Company recorded foreign exchange gains (losses) of approximately $(0.2) million and $1.7 million during the three months ended January 31, 2016 and 2015, respectively. For the three months ended January 31, 2016, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.4 million and $0.2 million in the Asia and Europe, respectively, offset by net gains of $0.4 million in Corporate. For the three months ended January 31, 2015, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.3 million, $0.3 million and $1.1 million in the Americas, e-Business and Europe, respectively.

During the three months ended January 31, 2016 and 2015, the Company recognized $1.1 million and $(0.4) million in net gains (losses) associated with its Trading Securities. During the three months ended January 31, 2016 and 2015, the Company recognized $0.4 million and $0.8 million, respectively, in net losses associated with short-term foreign currency contracts.

The Company recorded foreign exchange gains (losses) of approximately $(0.8) million and $2.4 million during the six months ended January 31, 2016 and 2015, respectively. For the six months ended January 31, 2016, the net gains primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.1 million and $0.5 million in the Asia and Europe, respectively, offset by net gains of $0.8 million in Corporate. For the six months ended January 31, 2015, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.4 million and $2.1 million in the Americas and Europe, respectively.

During the six months ended January 31, 2016 and 2015, the Company recognized $(8.3) million and $2.1 million in net gains (losses) associated with its Trading Securities. During the six months ended January 31, 2016 and 2015, the Company recognized $0.1 million and $1.1 million, respectively, in net losses associated with short-term foreign currency contracts.

(11) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended January 31, 2016, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of January 31, 2016 and July 31, 2015, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.1 million and $3.9 million, respectively.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statements of Operations. As of January 31, 2016 and July 31, 2015, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2011 through July 31, 2015. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2015 tax years remain subject to examination in most locations, while the Company’s 2005 through 2015 tax years remain subject to examination in most Asia locations.

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

(12) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three and six months ended January 31, 2016 and 2015:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(In thousands, except per share data)

Net loss	$(13,948)	$(1,556)	$(28,721)	$(1,334)

Weighted average common shares outstanding	51,879	51,646	52,039	51,888
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—	—	—

Weighted average number of common and potential common shares	51,879	51,646	52,039	51,888

Basic net loss per share	$(0.27)	$(0.03)	$(0.55)	$(0.03)
Diluted net loss per share	$(0.27)	$(0.03)	$(0.55)	$(0.03)

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

For the three and six months ended January 31, 2016, approximately 21.9 million and 21.8 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and six months ended January 31, 2015, approximately 21.6 million and 21.2 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(13) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three and six months ended January 31, 2016 and 2015, which was allocated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$25	$39	$56	$133
Selling, general and administrative	477	407	902	722

	$502	$446	$958	$855

At January 31, 2016, there was approximately $2.0 million of total unrecognized compensation cost related to Stock Options issued under the Company’s plans. At January 31, 2016, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(14) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2015	$7,670	$(4,206)	$46	$3,510
Foreign currency translation adjustment	(1,946)	—	—	(1,946)
Net unrealized holding gain on securities	—	—	31	31

Net current-period other comprehensive income (loss)	(1,946)	—	31	(1,915)

Accumulated other comprehensive income (loss) at January 31, 2016	$5,724	$(4,206)	$77	$1,595

(15) FOREIGN CURRENCY CONTRACTS

During the quarter ended January 31, 2016, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of January 31, 2016, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $7.3 million, as summarized below:

	January 31, 2016
Currency Contracts	Foreign Currency Amount	Notional Contract Value in USD
	(In thousands)
Buy CNH	48,273	$7,330

As of January 31, 2016, the fair value of the Company’s short-term foreign currency contracts was $0.1 million and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the three and six months ended January 31, 2016, the Company recognized $0.4 million and $0.1 million in net losses associated with these contracts, respectively. During the three and six months ended January 31, 2015, the Company recognized $0.8 million and $1.1 million in net losses associated with these contracts, respectively.

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(In thousands)
Net revenue:
Americas	$28,208	$53,242	$61,419	$135,040
Asia	44,476	45,493	98,407	88,448
Europe	38,656	40,626	83,399	95,041
e-Business	8,626	8,949	17,830	17,225

	$119,966	$148,310	$261,055	$335,754

Operating income (loss):
Americas	$(4,911)	$(139)	$(7,997)	$1,479
Asia	(325)	4,677	3,046	8,030
Europe	(4,239)	(952)	(5,270)	(2,330)
e-Business	(397)	361	(901)	522

Total Segment operating income (loss)	(9,872)	3,947	(11,122)	7,701
Corporate-level activity	(1,791)	(3,301)	(3,348)	(5,908)

Total operating income (loss)	(11,663)	646	(14,470)	1,793

Total other expense	(2,338)	(1,853)	(13,454)	(1,629)

Income (loss) before income taxes	$(14,001)	$(1,207)	$(27,924)	$164

	January 31, 2016	July 31, 2015
	(In thousands)
Total assets:
Americas	$32,682	$41,367
Asia	150,577	122,277
Europe	75,993	67,783
e-Business	47,210	35,512

Sub-total - segment assets	306,462	266,939
Corporate	158,896	179,563

	$465,358	$446,502

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(In thousands)
Supply chain services	$110,297	$122,972	$238,667	$288,378
Aftermarket services	1,043	16,389	4,558	30,151
e-Business services	8,626	8,949	17,830	17,225

	$119,966	$148,310	$261,055	$335,754

As of January 31, 2016, approximately $11.4 million, $5.4 million, $3.3 million and $3.1 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively. As of July 31, 2015, approximately $12.4 million, $5.2 million, $3.7 million and $3.3 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively.

For the three months ended January 31, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $30.1 million, $37.5 million, $16.9 million and $18.7 million, respectively. For the three months ended January 31, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $54.3 million, $37.3 million, $14.8 million and $23.1 million, respectively.

For the six months ended January 31, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $65.1 million, $83.8 million, $37.6 million and $41.0 million, respectively. For the six months ended January 31, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $136.4 million, $72.1 million, $39.9 million and $48.8 million, respectively.

(17) RELATED PARTY TRANSACTIONS

On December 24, 2014, SP Corporate Services LLC (“SP Corporate”), an indirect wholly owned subsidiary of Steel Partners Holdings L.P. (a related party), entered into a Management Services Agreement (the “Management Services Agreement”) with the Company. Pursuant to the Management Services Agreement, SP Corporate will provide the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. The Management Services Agreement was approved by a special committee of the Company’s Board of Directors comprised entirely of independent directors (the “Related Party Transactions Committee”). SP Corporate will be subject to the supervision and control of the Committee while performing its obligations under the Management Services Agreement. The Management Services Agreement provides that the Company will pay SP Corporate a fixed monthly fee of $175,000 in consideration of the Services. The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by SP Corporate and the Company.

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

On March 10, 2016, the Company entered into an amendment to the Management Services Agreement between the Company and SPH Services, Inc. (“SPH Services”) modifying the services provided by SPH Services to the Company pursuant to the terms of the Amendment. Also on March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company. The Amendment to the Management Services Agreement and the Transfer Agreement were approved by the Related Party Transactions Committee.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s financial assets measured at fair value on a recurring basis as of January 31, 2016 and July 31, 2015, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	January 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$17,028	$17,028	$—	$—
Marketable corporate bonds	10,954	10,954	—	—
Money market funds	112,070	112,070	—	—

Liabilities:
Foreign currency contracts	118	—	118	—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$37,396	$37,396	$—	$—
Marketable corporate bonds	41,320	41,320	—	—
Money market funds	76,277	76,277	—	—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

The following table presents the Company’s debt not carried at fair value:

	January 31, 2016		July 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$80,337	$73,375	$77,864	$88,188	Level 1

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

(19) SUBSEQUENT EVENTS

On March 10, 2016, the Company entered into an amendment to the Management Services Agreement and a transfer agreement between the Company and SPH Services, Inc. See Note 17 (Related Party Transactions) for further details.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and financial restatement costs, strategic consulting and other related professional fees, restructuring, share-based compensation, impairment of long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses, and equity in gains and losses, of affiliates and impairments. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue performance. The markets for our services are generally very competitive. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. For the three months ended January 31, 2016 and 2015, our gross margin percentage was 3.0% and 11.2%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating facilities, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and six months ended January 31, 2016, our top ten clients collectively accounted for approximately 71% and 72% of our net revenue, respectively. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

For the three months ended January 31, 2016, the Company reported net revenue of $120.0 million, operating loss of $11.7 million, loss before income taxes of $14.0 million and net loss of $13.9 million. For the six months ended January 31, 2016, the Company reported net revenue of $261.1 million, operating loss of $14.5 million, loss before income taxes of $27.9 million and net loss of $28.7 million. For the three months ended January 31, 2015, the Company reported net revenue of $148.3 million, operating income of $0.6 million, loss from continuing operations before income taxes of $1.2 million and net loss of $1.6 million. For the six months ended January 31, 2015, the Company reported net revenue of $335.8 million, operating income of $1.8 million, income from continuing operations before income taxes of $0.2 million and net loss of $1.3 million. At January 31, 2016, we had cash and cash equivalents of $141.4 million, and working capital of $176.8 million.

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

Results of Operations

Three months ended January 31, 2016 compared to the three months ended January 31, 2015

Net Revenue:

	Three Months Ended January 31, 2016	As a % of Total Net Revenue	Three Months Ended January 31, 2015	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$28,208	23.5%	$53,242	35.9%	$(25,034)	(47.0%)
Asia	44,476	37.1%	45,493	30.7%	(1,017)	(2.2%)
Europe	38,656	32.2%	40,626	27.4%	(1,970)	(4.8%)
e-Business	8,626	7.2%	8,949	6.0%	(323)	(3.6%)

Total	$119,966	100.0%	$148,310	100.0%	$(28,344)	(19.1%)

Net revenue decreased by approximately $28.3 million during the three months ended January 31, 2016, as compared to the same period in the prior year. This change in net revenue was primarily driven by decreased revenues from a consumer electronics client and an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by increases in revenue from other consumer electronics and consumer products clients. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended January 31, 2016 as compared to the same period in the prior year. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $21.2 million for the quarter ended January 31, 2016 as compared to $17.9 million for the same period in the prior year. The increase in revenue from new programs was primarily due to new programs associated with the consumer electronics market.

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

During the three months ended January 31, 2016, net revenue in the Americas region decreased by approximately $25.0 million. This change in net revenue was primarily driven by decreased revenues from an aftermarket services program related to the repair and refurbishment of mobile devices and a consumer electronics client. Within the Asia region, the net revenue decrease of approximately $1.0 million primarily resulted from lower revenues from programs in the consumer electronics and computing markets. Within the Europe region, net revenue decreased by approximately $2.0 million primarily due to lower revenues from certain clients in the consumer electronics market, offset partially by an increase in revenues from other clients in the consumer electronics and consumer products industries. Net revenue for e-Business for the three months ended January 31, 2016, decrease by $0.3 million primarily due to a decrease in revenue from a consumer electronics clients, partially offset by increase in revenue from consumer products client.

Cost of Revenue:

	Three Months Ended January 31, 2016	As a % of Segment Net Revenue	Three Months Ended January 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$29,851	105.8%	$49,529	93.0%	$(19,678)	(39.7%)
Asia	39,814	89.5%	36,572	80.4%	3,242	8.9%
Europe	38,403	99.3%	37,732	92.9%	671	1.8%
e-Business	8,243	95.6%	7,883	88.1%	360	4.6%

Total	$116,311	97.0%	$131,716	88.8%	$(15,405)	(11.7%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended January 31, 2016 included materials procured on behalf of our clients of $70.6 million, as compared to $74.5 million for the same period in the prior year, a decrease of $3.9 million. Total cost of revenue decreased by $15.4 million for the three months ended January 31, 2016, as compared to the three months ended January 31, 2015, primarily due to lower labor and materials costs from an aftermarket services program related to the repair and refurbishment of mobile devices and a consumer electronics client. Gross margin percentage for the second quarter of fiscal 2016 decreased to 3.0% from 11.2% in the prior year quarter, primarily as a result of lower volumes for clients in the computing and consumer electronics markets and an aftermarket services program related to the repair and refurbishment of mobile devices. For the three months ended January 31, 2016, the Company’s gross margin percentages within the Americas, Asia, Europe and e-Business were -5.8%, 10.5%, 0.7% and 4.4% as compared to 7.0%, 19.6%, 7.1% and 11.9%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended January 31, 2016.

In the Americas, the 12.8 percentage point decrease in gross margin, from 7.0% to -5.8%, resulted from an unfavorable shift in volumes for an aftermarket services program related to the repair and refurbishment of mobile devices and a client in the consumer electronics market, which was not completely offset by a reduction in materials and labor costs. In Asia, the 9.1 percentage point decrease in gross margin, from 19.6% to10.5%, was primarily the result of decline in volume from clients in the consumer electronics and computing markets and higher material costs for a consumer electronics client, partially offset by a lower decline in labor costs. In Europe, the 6.4 percentage point decrease in gross margin, from 7.1% to 0.7%, was attributable to an unfavorable revenue mix as well as unfavorable labor costs. The gross margin for e-Business was 4.4% for the three months ended January 31, 2016 as compared to 11.9% for the same period of the prior year. This decrease of 7.5 percentage points was due to increased labor costs associated with clients in the consumer products and consumer electronics industries.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2016	As a % of Segment Net Revenue	Three Months Ended January 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3,145	11.1%	$3,374	6.3%	$(229)	(6.8%)
Asia	4,933	11.1%	4,104	9.0%	829	20.2%
Europe	4,128	10.7%	3,397	8.4%	731	21.5%
e-Business	776	9.0%	463	5.2%	313	67.6%

Sub-total	12,982	10.8%	11,338	7.6%	1,644	14.5%
Corporate-level activity	1,791		3,301		(1,510)	(45.7%)

Total	$14,773	12.3%	$14,639	9.9%	$134	0.9%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended January 31, 2016 increased by approximately $0.1 million compared to the three-month period ended January 31, 2015, primarily as a result of the Company’s ongoing restructuring efforts ($1.1 million), offset by higher professional fees primarily associated with outsourced services ($1.1 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended January 31, 2016.

Amortization of Intangible Assets:

	Three Months Ended January 31, 2016	As a % of Segment Net Revenue	Three Months Ended January 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$26	0.0%	$(26)	(100.0%)
e-Business	—	0.0%	242	2.7%	(242)	(100.0%)

Total	$—	0.0%	$268	0.2%	$(268)	(100.0%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of April 30, 2015.

Impairment of Long-Lived Assets:

During the three months ended, January 31, 2016, the Company recorded an impairment charge of $0.3 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value.

Restructuring, net:

	Three Months Ended January 31, 2016	As a % of Segment Net Revenue	Three Months Ended January 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$123	0.4%	$452	0.8%	$(329)	(72.8%)
Asia	54	0.1%	140	0.3%	(86)	(61.4%)
Europe	59	0.2%	449	1.1%	(390)	(86.9%)
e-Business	4	0.0%	—	0.0%	4	0.0%

Total	$240	0.2%	$1,041	0.7%	$(801)	(76.9%)

The $0.2 million restructuring charge recorded during the three months ended January 31, 2016 primarily consisted of $0.1 million and $0.1 million of contractual charges in the Americas and Europe, respectively.

The $1.0 million restructuring charge recorded during the three months ended January 31, 2015 primarily consisted of $0.4 million, $0.1 million and $0.5 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 72 employees in our global supply chain operations.

Interest Income/Expense:

During the three months ended January 31, 2016 and 2015, interest income was $0.1 million and $0.4 million, respectively. The decrease in interest income is attributable to the disposition of the Trading Securities during the current and prior quarters.

During the three months ended January 31, 2016 and 2015, interest expense totaled approximately $2.8 million and $2.6 million, respectively. The interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014.

Other Gains (Losses), net:

The Company recorded foreign exchange losses of approximately $0.2 million during the three months ended January 31, 2016. For the three months ended January 31, 2016, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.4 million and $0.2 million in the Asia and Europe, respectively, offset by net gains of $0.4 million in Corporate. The Company recorded foreign exchange gains of approximately $1.7 million during the three months ended January 31, 2015. These net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.3 million, $1.1 million and $0.3 million in the Americas, Europe and the e-Business reporting segment, respectively.

During the three months ended January 31, 2016 and 2015, the Company recognized $1.1 million and $(0.4) million in net gains (losses) associated with its Trading Securities. In addition to this, during the three months ended January 31, 2016 and 2015, the Company recognized $0.4 million and $0.8 million in net losses, respectively, associated with short-term foreign currency contracts.

Income Tax Expense:

During the three months ended January 31, 2016, the Company recorded income tax expense of approximately $0.2 million, as compared to income tax expense of $0.5 million for the same period in the prior fiscal year. For the three months ended January 31, 2016 and 2015, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The reduction in income taxes was primarily driven by lower operating income.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Results of Operations

Six months ended January 31, 2016 compared to the six months ended January 31, 2015

Net Revenue:

	Six Months Ended January 31, 2016	As a % of Total Net Revenue	Six Months Ended January 31, 2015	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$61,419	23.5%	$135,040	40.2%	$(73,621)	(54.5%)
Asia	98,407	37.7%	88,448	26.3%	9,959	11.3%
Europe	83,399	31.9%	95,041	28.3%	(11,642)	(12.2%)
e-Business	17,830	6.9%	17,225	5.2%	605	3.5%

Total	$261,055	100.0%	$335,754	100.0%	$(74,699)	(22.2%)

Net revenue decreased by approximately $74.7 million during the six months ended January 31, 2016, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a major computing market client, an aftermarket services program related to the repair and refurbishment of mobile devices and a major consumer electronics client, partially offset by an increase in revenue from other clients in the consumer electronics and consumer products industries. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the six months ended January 31, 2016. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $53.8 million during the six months ended January 31, 2016, as compared to $30.9 million during the six months ended January 31, 2015. The increase in revenue from new programs was primarily due to the addition of client programs associated with consumer electronics markets. Base business is defined as client programs that have been executed for 12 months or more.

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

During the six months ended January 31, 2016, net revenue in the Americas region decreased by approximately $73.6 million. This decrease occurred primarily as a result of lower volumes from a major computing market client, an aftermarket services program related to the repair and refurbishment of mobile devices and a large consumer electronics client. Within the Asia region, the net revenue increase of approximately $10.0 million primarily resulted from higher revenues from clients in the consumer electronics market. Within the Europe region, net revenue decreased by approximately $11.6 million primarily resulted from lower volumes from computing and consumer electronics markets clients, partially offset by increased revenue from other consumer electronics and consumer products clients. Net revenue for e-Business increased by approximately $0.6 million, primarily due to higher revenues from consumer products and consumer electronics clients, partially offset by other clients in the consumer electronics industries.

Cost of Revenue:

	Six Months Ended January 31, 2016	As a % of Segment Net Revenue	Six Months Ended January 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$62,259	101.4%	$125,562	93.0%	$(63,303)	(50.4%)
Asia	85,036	86.4%	70,864	80.1%	14,172	20.0%
Europe	80,410	96.4%	88,700	93.3%	(8,290)	(9.3%)
e-Business	17,243	96.7%	15,196	88.2%	2,047	13.5%

Total	$244,948	93.8%	$300,322	89.4%	$(55,374)	(18.4%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the six months ended January 31, 2016 included materials procured on behalf of our clients of $152.5 million, or 58.4% of consolidated net revenue, as compared to $189.9 million, or 56.6% of consolidated net revenue for the same period in the prior year, a decrease of $37.4 million. Total cost of revenue decreased by $55.4 million for the six months ended January 31, 2016, as compared to the six months ended January 31, 2015, primarily due to the decline in cost of materials associated with a major computing market client and the reduction in labor costs primarily associated with an aftermarket services program related to the repair and refurbishment of mobile devices and a computing market client.

Gross margin decreased to 6.2% for the six months ended January 31, 2016, from 10.6% for the six months ended January 31, 2015, primarily as a result of reduction in revenue, partially offset by the reduction in labor costs. For the six months ended January 31, 2016, the Company’s gross margin percentages within the Americas, Asia, Europe and e-Business were -1.4%, 13.6%. 3.6% and 3.3%, as compared to 7.0%, 19.9%, 6.7% and 11.8%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the six months ended January 31, 2016.

In the Americas, the 8.4 percentage point decrease in gross margin, from 7.0% to -1.4%, resulted from a decline in revenues, partially offset by less significant decline in labor costs. In Asia, the 6.3 percentage point decrease, from 19.9% to 13.6% was primarily the result of unfavorable revenue mix and higher material costs, partially offset by a lower decline in labor costs. In Europe, the 3.1 percentage point decrease in gross margin, from 6.7% to 3.6%, resulted from a decline in revenues, partially offset by less significant decline in labor costs. The gross margin for e-Business was 3.3% for the six months ended January 31, 2016 as compared to 11.8% for the same period of the prior year. This unfavorable decline of 8.5 percentage points was due to higher labor costs offset partially by the increase in revenues.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2016	As a % of Segment Net Revenue	Six Months Ended January 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$6,237	10.2%	$7,081	5.2%	$(844)	(11.9%)
Asia	10,018	10.2%	8,909	10.1%	1,109	12.4%
Europe	7,938	9.5%	7,240	7.6%	698	9.6%
e-Business	1,484	8.3%	1,023	5.9%	461	45.1%

Sub-total	25,677	9.8%	24,253	7.2%	1,424	5.9%
Corporate-level activity	3,348		5,908		(2,560)	(43.3%)

Total	$29,025	11.1%	$30,161	9.0%	$(1,136)	(3.8%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the six months ended January 31, 2016 decreased by approximately $1.1 million compared to the six-month period ended January 31, 2015, primarily as a result of reduced employee-related costs ($0.9 million) related to restructuring, a reduction in depreciation expense ($0.8 million), offset by higher professional fees ($0.7 million) primarily associated with outsourced services. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the six months ended January 31, 2016.

Amortization of Intangible Assets:

	Six Months Ended January 31, 2016	As a % of Segment Net Revenue	Six Months Ended January 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$52	0.0%	$(52)	(100.0%)
e-Business	—	0.0%	484	2.8%	(484)	(100.0%)

Total	$—	0.0%	$536	0.2%	$(536)	(100.0%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of April 30, 2015.

Impairment of Long-Lived Assets:

During the six months ended, January 31, 2016, the Company recorded an impairment charge of $0.3 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value.

Restructuring, net:

	Six Months Ended January 31, 2016	As a % of Segment Net Revenue	Six Months Ended January 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$920	1.5%	$866	0.6%	$54	6.2%
Asia	307	0.3%	645	0.7%	(338)	(52.4%)
Europe	16	0.0%	1,431	1.5%	(1,415)	(98.9%)
e-Business	4	0.0%	—	0.0%	4	0.0%

Total	$1,247	0.5%	$2,942	0.9%	$(1,695)	(57.6%)

The $1.2 million restructuring charge recorded during the six months ended January 31, 2016 primarily consisted of $0.8 million and $0.2 million of employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 58 employees in our global supply chain.

The $2.9 million restructuring charge recorded during the six months ended January 31, 2015 primarily consisted of approximately $0.9 million, $0.7 million, and $1.4 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 165 employees in our global supply chain operations.

Interest Income/Expense:

During the six months ended January 31, 2016 and 2015, interest income was $0.2 million and $0.4 million, respectively. The decrease in interest income is attributable to the disposition of the Trading Securities during the current and prior quarters.

During the six months ended January 31, 2016 and 2015, interest expense totaled approximately $5.5 million and $5.3 million, respectively. During the current year, the interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014.

Other Gains (Losses), net:

The Company recorded foreign exchange gains (losses) of approximately $(0.8) million and $2.4 million during the six months ended January 31, 2016 and 2015, respectively. For the six months ended January 31, 2016, the net gains primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.1 million and $0.5 million in the Asia and Europe, respectively, offset by net gains of $0.8 million in Corporate. For the six months ended January 31, 2015, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.4 million and $2.1 million in the Americas and Europe, respectively.

During the six months ended January 31, 2016 and 2015, the Company recognized $(8.3) million and $2.1 million in net gains (losses) associated with its Trading Securities. During the six months ended January 31, 2016, the Company recognized $1.0 million in net gains associated with the sale of assets. During the six months ended January 31, 2016 and 2015, the Company recognized $0.1 million and $1.1 million, respectively, in net losses associated with short-term foreign currency contracts.

Income Tax Expense:

During the six months ended January 31, 2016, the Company recorded income tax expense of approximately $1.1 million. During the six months ended January 31, 2015, the Company recorded income tax expense of approximately $1.7 million. For the six months ended January 31, 2016 and 2015, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The reduction in income taxes was primarily driven by lower operating income.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of January 31, 2016, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $141.4 million and Trading Securities of $28.0 million. As of January 31, 2016, the Company had approximately $22.5 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $4.0 million is considered permanently invested due to certain restrictions under local laws, and $18.5 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent reinvestment. Foreign withholding taxes may range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. As of January 31, 2016 and July 31, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the six months ended January 31, 2016. The Company may not redeem the Notes prior to the mandatory date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. As of January 31, 2016 and July 31, 2015, the net carrying value of the Notes was $80.3 million and $77.9 million, respectively.

Consolidated working capital was $176.8 million at January 31, 2016, compared with $202.3 million at July 31, 2015. Included in working capital were cash and cash equivalents of $141.4 million at January 31, 2016 and $119.4 million at July 31, 2015.

Net cash used in operating activities was $19.0 million for the six months ended January 31, 2016, as compared to net cash provided by operating activities of $19.5 million in the prior year period. The $38.4 million decrease in net cash provided by (used in) operating activities as compared with the same period in the prior year was primarily due lower revenues from a major computing market client, an aftermarket services program related to the repair and refurbishment of mobile devices and a consumer electronics client as well as a payment of a deposit to a vendor associated with consumer electronics clients. During the six months ended January 31, 2016, non-cash items within net cash provided by operating activities included depreciation expense of $3.9 million, amortization of deferred financing costs of $0.4 million, accretion of debt discount of $2.5 million, impairment of long-lived assets of $0.3 million, share-based compensation of $1.0 million and non-operating gains, net, of $8.1 million. During the six months ended January 31, 2015, non-cash items within net cash provided by operating activities included depreciation expense of $4.7 million, amortization of intangible assets of $0.5 million, amortization of deferred financing costs of $0.3 million, accretion of debt discount of $2.1 million, share-based compensation of $0.9 million, non-operating losses, net, of $3.2 million and gains of affiliates and impairment of $0.2 million.

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

Investing activities provided (used) cash of $42.0 million and $(72.8) million during the six months ended January 31, 2016 and 2015, respectively. The $42.0 million of cash provided in investing activities during the six months ended January 31, 2016 was comprised of $43.7 million in proceeds from the sale of Trading Securities, $1.3 million in proceeds from the disposition of a property Europe, offset by $3.2 million in capital expenditures. The $72.8 million of cash used in investing activities during the six months ended January 31, 2015 was comprised of $69.2 million in purchase of Trading Securities and $3.8 million in capital expenditures.

Financing activities used cash of $0.2 million during the six months ended January 31, 2016 and primarily related to payments on capital lease obligations. Cash flows used in financing activities of continuing operations during the six months ended January 31, 2015 primarily related to the $4.5 million in net repayments for the Company’s revolving line of credit.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents, Trading Securities, the PNC Credit Agreement noted above and cash provided by operating activities. In order to obtain funding for strategic initiatives, which may include capital expenditures, acquisitions, we may seek to raise additional funds through divestitures, public or private equity offerings, debt financings, or other means. In addition as part of our strategic initiatives, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2015 and January 31, 2016. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.1 million as of January 31, 2016. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2016, the Company had no recorded liabilities with respect to these arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory, restructuring, share-based compensation expense and long-lived assets, investments, and income taxes. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: determining the valuation of inventory and related reserves; determining future lease assumptions related to restructured facility lease obligations; measuring share-based compensation expense; preparing investment valuations; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

During the three months ended January 31, 2016, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

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

Interest Rate Risk

As of January 31, 2016 and July 31, 2015, the Company did not have any outstanding indebtedness related to the PNC Bank credit facility.

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

Investment Risk

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. As of January 31, 2016, the Company had $28.0 million in investments in trading securities. Had the market price of such securities been 10% lower at January 31, 2016, the aggregate value of such securities may have been $2.8 million lower.

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

During the quarter ended January 31, 2016, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of January 31, 2016 and 2015, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $7.3 million and $19.8 million, respectively. As of January 31, 2016, the fair value of the Company’s short-term foreign currency contracts was $0.1 million and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the six months ended January 31, 2016 and 2015, the Company recognized $0.1 million and $1.1 million in net losses associated with these contracts, respectively.

Revenues from our foreign operating segments accounted for approximately 69.6% and 54.6% of total revenues during the six months ended January 31, 2016 and 2015, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended January 31, 2016 and 2015, we recorded a foreign currency translation loss of approximately $1.1 million and $4.5 million, respectively. For the six months ended January 31, 2016 and 2015, we recorded a foreign currency translation loss of approximately $1.9 million and $7.2 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the six months ended January 31, 2016 and 2015, we recorded net realized and unrealized foreign currency transaction and remeasurement gains (losses) of approximately $(0.8) million and $2.4 million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: March 11, 2016	By:	/S/ JOSEPH B. SHERK
JOSEPH B. SHERK
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

10.1*	Fourth Amended and Restated Director Compensation Plan

10.2*	Second Amendment to Management Services Agreement

10.3*	Transfer Agreement

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2016 and July 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended January 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended January 31, 2016 and 2015 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended January 31, 2016 and 2015 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.