Form 10-Q
period 2016-04-30
ModusLink Global Solutions Inc
filed 2016-06-09
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of May 31, 2016, there were 52,583,444 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	April 30, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$149,636	$119,431
Trading securities	16,937	78,716
Accounts receivable, trade, net of allowance for doubtful accounts of $163 and $57 at April 30, 2016 and July 31, 2015, respectively	121,516	131,216
Inventories	40,711	48,740
Funds held for clients	23,908	21,807
Prepaid expenses and other current assets	11,612	13,732

Total current assets	364,320	413,642
Property and equipment, net	22,652	22,736
Other assets	9,954	10,124

Total assets	$396,926	$446,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,514	$120,118
Accrued restructuring	454	1,528
Accrued expenses	34,363	38,970
Other current liabilities	50,356	50,737

Total current liabilities	198,687	211,353

Notes payable	81,228	77,864
Other long-term liabilities	13,112	12,684

Long-term liabilities	94,340	90,548

Total liabilities	293,027	301,901

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at April 30, 2016 and July 31, 2015	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 52,553,762 issued and outstanding shares at April 30, 2016; 52,233,888 issued and outstanding shares at July 31, 2015	526	522
Additional paid-in capital	7,453,214	7,452,410
Accumulated deficit	(7,353,411)	(7,311,841)
Accumulated other comprehensive income	3,570	3,510

Total stockholders’ equity	103,899	144,601

Total liabilities and stockholders’ equity	$396,926	$446,502

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net revenue	$96,460	$106,234	$357,515	$441,988
Cost of revenue	94,286	97,222	339,234	397,544

Gross profit	2,174	9,012	18,281	44,444

Operating expenses
Selling, general and administrative	14,489	14,439	43,514	44,600
Amortization of intangible assets	—	131	—	667
Impairment of long-lived assets	—	—	305	—
Restructuring, net	182	1,994	1,429	4,936

Total operating expenses	14,671	16,564	45,248	50,203

Operating loss	(12,497)	(7,552)	(26,967)	(5,759)

Other income (expense):
Interest income	334	247	536	666
Interest expense	(2,833)	(2,613)	(8,339)	(7,899)
Other gains (losses), net	2,239	3,523	(5,869)	6,761
Impairment of investments in affiliates	—	(5,017)	(42)	(5,017)

Total other expense	(260)	(3,860)	(13,714)	(5,489)

Loss before income taxes	(12,757)	(11,412)	(40,681)	(11,248)
Income tax expense	408	694	1,464	2,400
Gains of affiliates, net of tax	(316)	—	(575)	(208)

Net loss	$(12,849)	$(12,106)	$(41,570)	$(13,440)

Basic net loss per share	$(0.25)	$(0.23)	$(0.80)	$(0.26)
Diluted net loss per share	$(0.25)	$(0.23)	$(0.80)	$(0.26)

Weighted average common shares used in:
Basic earnings per share	52,200	51,750	51,867	51,917
Diluted earnings per share	52,200	51,750	51,867	51,917

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net loss	$(12,849)	$(12,106)	$(41,570)	$(13,440)

Other comprehensive income:
Foreign currency translation adjustment	1,977	493	31	(6,661)
Pension liability adjustments, net of tax	—	—	—	(811)
Net unrealized holding gain (loss) on securities, net of tax	(2)	7	29	1

Other comprehensive income (loss)	1,975	500	60	(7,471)

Comprehensive loss	$(10,874)	$(11,606)	$(41,510)	$(20,911)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(41,570)	$(13,440)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,820	6,632
Amortization of intangible assets	—	667
Amortization of deferred financing costs	561	415
Accretion of debt discount	3,864	3,305
Impairment of long-lived assets	305	—
Share-based compensation	926	1,297
Non-operating (gains) losses, net	5,869	(6,761)
(Gains) of affiliates and impairments	(533)	4,809
Changes in operating assets and liabilities:
Trade accounts receivable, net	10,175	(3,519)
Inventories	7,999	(4,030)
Prepaid expenses and other current assets	(3,128)	(15,589)
Accounts payable, accrued restructuring and accrued expenses	(12,880)	57,611
Refundable and accrued income taxes, net	2,411	2,993
Other assets and liabilities	(2,114)	16,929

Net cash provided by (used in) operating activities	(22,295)	51,319

Cash flows from investing activities:
Additions to property and equipment	(5,796)	(6,894)
Proceeds from the disposition of property and equipment	1,318	—
Sale (purchase) of trading securities	57,056	(69,221)
Investments in affiliates	(42)	(323)
Proceeds from investments in affiliates	575	408

Net cash provided by (used in) investing activities	53,111	(76,030)

Cash flows from financing activities:
Purchase of the Company’s Convertible Notes	(359)	—
Repayments on capital lease obligations	(173)	(151)
Net repayments of revolving line of credit	—	(4,453)
Proceeds from issuance of common stock	38	42
Repurchase of common stock	(127)	—

Net cash used in financing activities	(621)	(4,562)

Net effect of exchange rate changes on cash and cash equivalents	10	(2,817)

Net increase (decrease) in cash and cash equivalents	30,205	(32,090)
Cash and cash equivalents at beginning of period	119,431	183,515

Cash and cash equivalents at end of period	$149,636	$151,425

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2015, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2015. The results for the three and nine months ended April 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended April 30, 2016, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

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

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40), which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for the Company as of the first quarter of fiscal year 2018. The new guidance is not anticipated to have an effect on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2020. The Company is currently evaluating the effect the guidance will have on the Company’s financial statement disclosures, results of operations and financial position.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update relate to when another party, along with the Company, are involved in providing a good or service to a customer and are intended to improve the operability and understandability of the implementation guidance on principal versus agent. Revenue recognition guidance requires companies to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the Company is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the Company is an agent). This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. We are currently in the process of assessing what impact this new update may have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2018. We are currently in the process of assessing what impact this new standard may have on our consolidated financial statements.

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

Inventories consisted of the following:

	April 30, 2016	July 31, 2015
	(In thousands)
Raw materials	$30,507	$38,922
Work-in-process	671	536
Finished goods	9,533	9,282

	$40,711	$48,740

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

(5) INVESTMENTS

Trading securities

During the quarter ended July 31, 2015, the Company sold $3.9 million in publicly traded securities (“Trading Securities”), with a realized gain of $0.8 million. However, the cash associated with $2.1 million of these trades was received subsequent to July 31, 2015. The receivable associated with this receipt is classified under other current assets on our balance sheet as of July 31, 2015. As of July 31, 2015, the Company had $78.7 million in investments in Trading Securities, $41.3 million of which were the publicly traded convertible debentures.

During the three months ended April 30, 2016, the Company sold $12.9 million in Trading Securities, with a realized gain of $0.7 million. However, the cash associated with $0.3 million of these trades was received subsequent to April 30, 2016. The receivable associated with this receipt is classified under other current assets on our balance sheet as of April 30, 2016. During the nine months ended April 30, 2016, the Company received $57.1 million in proceeds associated with the sale of Trading Securities, which included a realized gain of $6.2 million. During the three and nine months ended April 30, 2015, there were no sales of Trading Securities.

During the three and nine months ended April 30, 2016, the Company recognized $1.2 million and $(12.7) million in unrealized net gains (losses) associated with its Trading Securities, respectively. As of April 30, 2016, the Company had $16.9 million in investments in Trading Securities, $12.1 million of which were the publicly traded convertible debentures. The Company’s purchases of the publicly traded convertible debentures were on the open market. The Chairman of the Board of the company issuing the publicly traded convertible debentures is also the Chairman of the Board of ModusLink Global Solutions, Inc. The Trading Securities were classified within Level 1 of the fair value hierarchy.

(6) OTHER CURRENT LIABILITIES

The following table reflects the components of “Other Current Liabilities”:

	April 30, 2016	July 31, 2015
	(In thousands)

Accrued pricing liabilities	$18,882	$18,882
Funds held for clients	23,908	21,807
Other	7,566	10,048

	$50,356	$50,737

As of April 30, 2016 and July 31, 2015, the Company had accrued pricing liabilities of approximately $18.9 million for both periods. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at April 30, 2016 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(7) RESTRUCTURING, NET

Restructuring and other costs for the three and nine months ended April 30, 2016 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. Furthermore, restructuring and other process-driven initiatives are intended to lower the Company’s future operating expenses and improve efficiencies across its global footprint. It is expected that the payments of past employee-related charges will be substantially completed during the fiscal year ended July 31, 2016. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by the end of July 2016.

The $0.2 million restructuring charge recorded during the three months ended April 30, 2016 primarily consisted of $0.2 million of employee-related costs in Asia, related to the workforce reduction of 17 employees in our global supply chain operations. The $0.2 million restructuring charge recorded during the three months ended January 31, 2016 primarily consisted of $0.1 million and $0.1 million of contractual charges in the Americas and Europe, respectively. The $1.0 million restructuring charge recorded during the three months ended October 31, 2015 primarily consisted of $0.8 million and $0.3 million employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 55 employees in our global supply chain operations.

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

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the nine months ended April 30, 2016:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2015	$1,437	$91	$1,528

Restructuring charges	1,274	281	1,555
Restructuring adjustments	(125)	(1)	(126)
Cash paid	(2,167)	(354)	(2,521)
Non-cash adjustments	15	3	18

Accrued restructuring balance at April 30, 2016	$434	$20	$454

	Americas	Asia	Europe	e - Business	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2015	$235	$253	$1,026	$14	$1,528

Restructuring charges	920	535	96	4	1,555
Restructuring adjustments	—	(46)	(80)	—	(126)
Cash paid	(831)	(669)	(1,017)	(4)	(2,521)
Non-cash adjustments	—	(8)	26	—	18

Accrued restructuring balance at April 30, 2016	$324	$65	$51	$14	$454

The net restructuring charges for the three and nine months ended April 30, 2016 and 2015 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,

	2016	2015	2016	2 0 15
	(In thousands)
Cost of revenue	$182	$1,873	$1,080	$4,524
Selling, general and administrative	—	121	349	412

	$182	$1,994	$1,429	$4,936

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

Holders of the Notes may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of April 30, 2016, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the quarter ended April 30, 2016.

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

On April 14, 2016, the Company purchased $0.5 million of the Notes in the open market at a purchase price of $0.4 million. This transaction resulted in a gain of $0.1 million and a reduction of the equity component of $20 thousand.

The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $69.71 million and $88.2 million as of April 30, 2016 and July 31, 2015, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of April 30, 2016 and July 31, 2015, the net carrying value of the Notes was $81.2 million and $77.9 million, respectively.

	April 30,	July 31,
	2016	2015
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$27,143	$27,163

Principal amount of Notes	$99,500	$100,000
Unamortized debt discount	(18,272)	(22,136)

Net carrying amount	$81,228	$77,864

As of April 30, 2016, the remaining period over which the unamortized discount will be amortized is 34 months.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands)
Interest expense related to contractual interest coupon	$1,322	$1,313	$3,968	$3,939
Interest expense related to accretion of the discount	1,391	1,136	3,864	3,305
Interest expense related to debt issuance costs	123	100	342	288

	$2,836	$2,549	$8,174	$7,532

During the three and nine months ended April 30, 2016, the Company recognized interest expense associated with the Notes of $2.8 million and $8.2 million, respectively. During the three and nine months ended April 30, 2015, the Company recognized interest expense of $2.5 million and $7.5 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 14.11%. The notes bear interest of 5.25%.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the quarter ended April 30, 2016, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of April 30, 2016 and July 31, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility.

(9) CONTINGENCIES

On February 15, 2012, the staff of the Division of Enforcement of the SEC initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. On March 15, 2016, the SEC approved and filed a settlement with the Company of that previously reported formal action commenced as an inquiry in 2012. The Company did not admit or deny liability as a condition of the settlement. The settlement was filed as an administrative proceeding and is based on non-scienter violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act, annual and quarterly reports violations of Section 13(a) of the Exchange Act and associated Rules 13a-1, 13a-13, and 12b-20, and books and records and internal controls violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The Company paid $1.6 million in connection with the settlement, which amount had been previously recorded as a charge during the year ended July 31, 2015.

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

(10) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other Gains (Losses), Net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
		(In thousands)
Foreign currency exchange gain (losses)	$137	$(84)	$(616)	$2,346
Gain on disposal of assets	1	15	973	44
Gains (losses) on Trading Securities	1,860	3,227	(6,488)	5,328
Other, net	241	365	262	(957)

	$2,239	$3,523	$(5,869)	$6,761

The Company recorded foreign exchange gains (losses) of approximately $0.1 million and $(0.1) million during the three months ended April 30, 2016 and 2015, respectively. For the three months ended April 30, 2016, the net losses primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.5 million, $0.5 million $0.1 million in the Asia, Europe and e-Business, respectively, offset by net losses of $1.1 million in Corporate. For the three months ended April 30, 2015, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, 0.5 million, ($0.4 million) and ($0.3 million) in the Americas, Asia, Europe and e-Business, respectively.

During the three months ended April 30, 2016 and 2015, the Company recognized $1.9 million and $3.2 million in net gains associated with its Trading Securities. During the three months ended April 30, 2016 and 2015, the Company recognized $0.2 million and $0.5 million, respectively, in net gains associated with short-term foreign currency contracts.

The Company recorded foreign exchange gains (losses) of approximately $(0.6) million and $2.3 million during the nine months ended April 30, 2016 and 2015, respectively. For the nine months ended April 30, 2016, the net gains primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.5 million and $0.2 million in the Asia and Corporate, respectively, offset by net gains of $0.1 million in e-Business. For the nine months ended April 30, 2015, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.5 million, $0.4 million, $1.6 million and ($0.2 million) in the Americas, Asia, Europe and e-Business, respectively.

During the nine months ended April 30, 2016 and 2015, the Company recognized $(6.5) million and $5.3 million in net gains (losses) associated with its Trading Securities. During the nine months ended April 30, 2016 and 2015, the Company recognized $0.1 million and $(0.6) million, respectively, in net gains (losses) associated with short-term foreign currency contracts.

(11) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended April 30, 2016, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of April 30, 2016 and July 31, 2015, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.2 million and $3.9 million, respectively.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statements of Operations. As of April 30, 2016 and July 31, 2015, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2011 through July 31, 2015. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2015 tax years remain subject to examination in most locations, while the Company’s 2005 through 2015 tax years remain subject to examination in most Asia locations.

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

At July 31, 2015, the Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.0 billion and $427.7 million, respectively. The federal net operating losses will expire from fiscal year 2021 through 2033 and the state net operating losses will expire from fiscal year 2016 through 2033. The Company had a foreign net operating loss carryforward of approximately $68.7 million, of which $50.8 million has an indefinite carryforward period. In addition, the Company had capital loss carryforwards for federal and state tax purposes of approximately $0.6 million and $0.6 million, respectively. The federal and state capital losses will expire in fiscal year 2016.

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

(12) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three and nine months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(In thousands, except per share data)

Net loss	$(12,849)	$(12,106)	$(41,570)	$(13,440)

Weighted average common shares outstanding	52,200	51,750	51,867	51,917
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—	—	—

Weighted average number of common and potential common shares	52,200	51,750	51,867	51,917

Basic net loss per share	$(0.25)	$(0.23)	$(0.80)	$(0.26)
Diluted net loss per share	$(0.25)	$(0.23)	$(0.80)	$(0.26)

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

For the three and nine months ended April 30, 2016, approximately 21.8 million and 21.7 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and nine months ended April 30, 2015, approximately 20.5 million and 21.1 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(13) SHARE-BASED COMPENSATION

The following table summarizes share-based compensation (benefit) expense related to employee stock options, employee stock purchases and non-vested shares for the three and nine months ended April 30, 2016 and 2015, which was allocated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
		(In thousands)
Cost of revenue	$21	$38	$77	$171
Selling, general and administrative	(53)	404	849	1,126

	$(32)	$442	$926	$1,297

The share-based compensation benefit during the current year relates to the termination of awards granted to the Company’s former Chief Executive Officer. At April 30, 2016, there was approximately $0.5 million of total unrecognized compensation cost related to Stock Options issued under the Company’s plans. At April 30, 2016, there was approximately $0.6 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(14) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
		(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2015	$7,670	$(4,206)	$46	$3,510

Foreign currency translation adjustment	31	—	—	31
Net unrealized holding gain on securities	—	—	29	29

Net current-period other comprehensive income (loss)	31	—	29	60

Accumulated other comprehensive income (loss) at April 30, 2016	$7,701	$(4,206)	$75	$3,570

(15) FOREIGN CURRENCY CONTRACTS

During the quarter ended April 30, 2016, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of April 30, 2016, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $3.7 million, as summarized below:

	April 30, 2016
Currency Contracts	Foreign Currency Amount	Notional Contract Value in USD
	(In thousands)

Buy CNH	24,155	$3,661

As of April 30, 2016, the fair value of the Company’s short-term foreign currency contracts was $0.1 million and is included in other current assets. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other Gains (Losses), Net. The contracts were classified within Level 2 of the fair value hierarchy. During the three and nine months ended April 30, 2016, the Company recognized $0.2 million and $0.1 million in net gains associated with these contracts, respectively. During the three and nine months ended April 30, 2015, the Company recognized $0.5 million and $(0.6) million in net gains and (losses) associated with these contracts, respectively.

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2016	2015	2016	2015
	(In thousands)
Net revenue:
Americas	$22,707	$32,732	$84,126	$167,772
Asia	33,217	35,082	131,624	123,530
Europe	33,186	30,720	116,585	125,761
e-Business	7,350	7,700	25,180	24,925

	$96,460	$106,234	$357,515	$441,988

Operating income (loss):
Americas	$(3,601)	$(2,771)	$(11,598)	$(1,292)
Asia	(2,015)	895	1,031	8,925
Europe	(3,826)	(2,700)	(9,096)	(5,030)
e-Business	(1,248)	(12)	(2,149)	510

Total Segment operating income (loss)	(10,690)	(4,588)	(21,812)	3,113
Corporate-level activity	(1,807)	(2,964)	(5,155)	(8,872)

Total operating loss	(12,497)	(7,552)	(26,967)	(5,759)

Total other expense	260	3,860	13,714	5,489

Loss before income taxes	$(12,757)	$(11,412)	$(40,681)	$(11,248)

	April 30, 2016	July 31, 2015
	(In thousands)
Total assets:
Americas	$26,535	$41,367
Asia	102,070	122,277
Europe	79,237	67,783
e-Business	30,790	35,512

Sub-total - segment assets	238,632	266,939
Corporate	158,294	179,563

	$396,926	$446,502

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(In thousands)
Supply chain services	$89,110	$98,534	$332,335	$417,063
e-Business services	7,350	7,700	25,180	24,925

	$96,460	$106,234	$357,515	$441,988

As of April 30, 2016, approximately $12.0 million, $6.0 million, $3.7 million and $3.1 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively. As of July 31, 2015, approximately $12.4 million, $5.2 million, $3.7 million and $3.3 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively.

For the three months ended April 30, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $23.7 million, $26.0 million, $13.5 million and $17.8 million, respectively For the three months ended April 30, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $33.6 million, $28.2 million, $12.7 million and $16.6 million, respectively.

For the nine months ended April 30, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $88.8 million, $109.8 million, $51.2 million and $58.7 million, respectively. For the nine months ended April 30, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $169.9 million, $100.3 million, $52.6 million and $65.4 million, respectively.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of April 30, 2016 and July 31, 2015, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	April 30, 2016	Level 1	Level 2	Level 3

Assets:
Marketable equity securities	$4,869	$4,869	$—	$—
Marketable corporate bonds	12,068	12,068	—	—
Money market funds	121,819	121,819	—	—
Foreign currency contracts	53	—	53	—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2015	Level 1	Level 2	Level 3

Assets:
Marketable equity securities	$37,396	$37,396	$—	$—
Marketable corporate bonds	41,320	41,320	—	—
Money market funds	76,277	76,277	—	—

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

The following table presents the Company’s debt not carried at fair value:

	April 30, 2016		July 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$81,228	$69,712	$77,864	$88,188	Level 1

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

Overview

ModusLink Global Solutions, through ModusLink and ModusLink PTS, executes comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. The Supply Chain Business provides services to leading companies in consumer electronics, communications, computing, medical devices, software, and retail. The Company’s operations are supported by a global footprint that includes approximately 25 sites across North America, Europe, and the Asia Pacific region.

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

Historically, a significant portion of our revenue from our Supply Chain Business has been generated from clients in the computer and software markets. These markets, while large in size, are mature and, as a result, gross margins in these markets tend to be lower than other markets the Company operates in. To address this, in addition to the computer and software markets, we have expanded our sales focus to include additional markets such as communications and consumer electronics, among others. We believe these markets, and other verticals we operate in, may experience faster growth than our historical markets, and represent opportunities to realize higher gross margins on the services we offer. Companies in these markets often have significant need for a supply chain partner who will be an extension to their business models. We believe the scope of our service offerings, including value-added warehousing and distribution, repair and recovery, aftersales, returns management, financial management, entitlement management, contact center support, material planning and factory supply, and e-Business will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients.

Many of our clients’ products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season. Furthermore, many of our clients’ have global operations and we believe they have been adversely impacted by continued economic pressures in certain global regions.

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

As a large portion of our revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue, gross margin and overall operating performance. Additionally, the markets for our services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management, and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. We are developing plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the three months ended April 30, 2016 and 2015, our gross margin percentage was 2.3% and 8.5%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three and nine months ended April 30, 2016, our top ten clients collectively accounted for approximately 68% and 71% of our net revenue, respectively. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients, and we plan to expand into new markets and over time, diversify the concentration of revenue across additional clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the three months ended April 30, 2016, the Company reported net revenue of $96.5 million, operating loss of $12.5 million, loss before income taxes of $12.8 million and net loss of $12.8 million. For the nine months ended April 30, 2016, the Company reported net revenue of $357.5 million, operating loss of $27.0 million, loss before income taxes of $40.7 million and net loss of $41.6 million. For the three months ended April 30, 2015, the Company reported net revenues of $106.2 million, operating loss of $7.6 million, loss before income taxes of $11.4 million and net loss of $12.1 million. For the nine months ended April 30, 2015, the Company reported net revenue of $442.0 million, operating loss of $5.8 million, loss before income taxes of $11.2 million and net loss of $13.4 million. At April 30, 2016, the Company had cash and cash equivalents of $149.6 million, and working capital of $165.6 million.

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

Results of Operations

Three months ended April 30, 2016 compared to the three months ended April 30, 2015

Net Revenue:

	Three Months Ended April 30, 2016	As a % of Total Net Revenue	Three Months Ended April 30, 2015	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$22,707	23.5%	$32,732	30.8%	$(10,025)	(30.6%)
Asia	33,217	34.4%	35,082	33.0%	(1,865)	(5.3%)
Europe	33,186	34.4%	30,720	28.9%	2,466	8.0%
e-Business	7,350	7.7%	7,700	7.3%	(350)	(4.5%)

Total	$96,460	100.0%	$106,234	100.0%	$(9,774)	(9.2%)

Net revenue decreased by approximately $9.8 million during the three months ended April 30, 2016, as compared to the same period in the prior year. This change in net revenue was primarily driven by decreased revenues from a consumer electronics client and an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by increases in revenue from other consumer electronics clients. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended April 30, 2016 as compared to the same period in the prior year. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $12.7 million for the quarter ended April 30, 2016 as compared to $12.9 million for the same period in the prior year. The decrease in revenue from new programs was primarily due to programs associated with a consumer electronics market now being classified as base, offset by new consumer electronics clients.

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

During the three months ended April 30, 2016, net revenue in the Americas region decreased by approximately $10.0 million. This change in net revenue was primarily driven by decreased revenues from certain consumer electronics clients and an aftermarket services program related to the repair and refurbishment of mobile devices. Within the Asia region, the net revenue decrease of approximately $1.9 million primarily resulted from lower revenues from programs in the consumer electronics and computing markets, offset by increase in revenues from a consumer electronics client. Within the Europe region, net revenue increased by approximately $2.5 million primarily due to higher revenues in the consumer electronics market. Net revenue for e-Business for the three months ended April 30, 2016, decrease by $0.4 million primarily due to a decrease in revenue from a consumer electronics clients, partially offset by increases from other clients.

Cost of Revenue:

	Three Months Ended April 30, 2016	As a % of Segment Net Revenue	Three Months Ended April 30, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$23,492	103.5%	$32,358	98.9%	$(8,866)	(27.4%)
Asia	30,041	90.4%	29,714	84.7%	327	1.1%
Europe	32,939	99.3%	28,163	91.7%	4,776	17.0%
e-Business	7,814	106.3%	6,987	90.7%	827	11.8%

Total	$94,286	97.7%	$97,222	91.5%	$(2,936)	(3.0%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2016 included materials procured on behalf of our clients of $55.6 million, as compared to $54.2 million for the same period in the prior year, an increase of $1.4 million. Total cost of revenue decreased by $2.9 million for the three months ended April 30, 2016, as compared to the three months ended April 30, 2015, primarily due to lower labor and materials costs from an aftermarket services program related to the repair and refurbishment of mobile devices and a consumer electronics client. Gross margin percentage for the third quarter of fiscal 2016 decreased to 2.3% from 8.5% in the prior year quarter, primarily as a result of lower volumes for clients in the consumer electronics market and an aftermarket services program related to the repair and refurbishment of mobile devices. For the three months ended April 30, 2016, the Company’s gross margin percentages within the Americas, Asia, Europe and e-Business were -3.5%, 9.6%, 0.7% and -6.3% as compared to 1.1%, 15.3%, 8.3% and 9.3%, respectively, for the same period of the prior year. Recent actions implemented and other process improvements being developed are designed to improve efficiencies, lower costs and improve gross margins. There can be no assurance that these actions will improve gross margins. Furthermore, fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended April 30, 2016.

In the Americas, the 4.6 percentage point decrease in gross margin, from 1.1% to -3.5%, resulted from lower volumes from a client in the consumer electronics market and an aftermarket services program related to the repair and refurbishment of mobile devices, which was not completely offset by a reduction in materials and labor costs. In Asia, the 5.7 percentage point decrease in gross margin, from 15.3% to 9.6%, was primarily the result of decline in volume from clients in the consumer electronics and computing markets and higher material costs for a consumer electronics client, partially offset by a lower decline in labor costs. In Europe, the 7.6 percentage point decrease in gross margin, from 8.3% to 0.7%, was attributable to an unfavorable revenue mix as well as unfavorable labor costs. The gross margin for e-Business was -6.3% for the three months ended April 30, 2016 as compared to 9.3% for the same period of the prior year. This decrease of 15.6 percentage points was due to increased labor costs associated with clients in the consumer products and consumer electronics industries.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2016	As a % of Segment Net Revenue	Three Months Ended April 30, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$2,816	12.4%	$3,142	9.6%	$(326)	(10.4%)
Asia	5,009	15.1%	4,212	12.0%	797	18.9%
Europe	4,073	12.3%	3,524	11.5%	549	15.6%
e-Business	784	10.7%	597	7.8%	187	31.3%

Sub-total	12,682	13.1%	11,475	10.8%	1,207	10.5%
Corporate-level activity	1,807		2,964		(1,157)	(39.0%)

Total	$14,489	15.0%	$14,439	13.6%	$50	0.3%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended April 30, 2016 increased by approximately $0.1 million compared to the three-month period ended April 30, 2015, primarily as a result of the higher employee related costs ($1.2 million), offset by professional fees and SEC settlement related costs recognized in the prior year quarter ($1.1 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended April 30, 2016.

Amortization of Intangible Assets:

	Three Months Ended April 30, 2016	As a % of Segment Net Revenue	Three Months Ended April 30, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$3	0.0%	$(3)	(100.0%)
e-Business	—	0.0%	128	1.7%	(128)	(100.0%)

Total	$—	0.0%	$131	0.1%	$(131)	(100.0%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of April 30, 2015.

Restructuring, net:

	Three Months Ended April 30, 2016	As a % of Segment Net Revenue	Three Months Ended April 30, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Asia	$182	0.5%	$261	0.7%	$(79)	(30.3%)
Europe	—	0.0%	1,733	5.6%	(1,733)	(100.0%)

Total	$182	0.2%	$1,994	1.9%	$(1,812)	(90.9%)

The $0.2 million restructuring charge recorded during the three months ended April 30, 2016 primarily consisted of $0.2 million of employee-related costs in Asia, related to the workforce reduction of 17 employees in our global supply chain operations.

The $2.0 million restructuring charge recorded during the three months ended April 30, 2015 primarily consisted of $0.3 million and $1.7 million of employee-related costs in Asia and Europe, respectively, related to the workforce reduction of 63 employees in our global supply chain operations.

Interest Income/Expense:

During the three months ended April 30, 2016 and 2015, interest income was $0.3 million and $0.2 million, respectively.

During the three months ended April 30, 2016 and 2015, interest expense totaled approximately $2.8 million and $2.6 million, respectively. The interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014.

Other Gains (Losses), net:

The Company recorded foreign exchange gains (losses) of approximately $0.1 million and $(0.1) million during the three months ended April 30, 2016 and 2015, respectively. For the three months ended April 30, 2016, the net losses primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.5 million, $0.5 million $0.1 million in the Asia, Europe and e-Business, respectively, offset by net losses of $1.1 million in Corporate. For the three months ended April 30, 2015, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, 0.5 million, ($0.4 million) and ($0.3 million) in the Americas, Asia, Europe and e-Business, respectively

During the three months ended April 30, 2016 and 2015, the Company recognized $1.9 million and $3.2 million in net gains associated with its Trading Securities. During the three months ended April 30, 2016 and 2015, the Company recognized $0.2 million and $0.5 million, respectively, in net gains associated with short-term foreign currency contracts.

Income Tax Expense:

During the three months ended April 30, 2016, the Company recorded income tax expense of approximately $0.4 million, as compared to income tax expense of $0.7 million for the same period in the prior fiscal year. For the three months ended April 30, 2016 and 2015, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The reduction in income taxes was primarily driven by lower operating income.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Results of Operations

Nine months ended April 30, 2016 compared to the nine months ended April 30, 2015

Net Revenue:

	Nine Months Ended April 30, 2016	As a % of Total Net Revenue	Nine Months Ended April 30, 2015	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$84,126	23.5%	$167,772	38.0%	$(83,646)	(49.9%)
Asia	131,624	36.8%	123,530	27.9%	8,094	6.6%
Europe	116,585	32.6%	125,761	28.5%	(9,176)	(7.3%)
e-Business	25,180	7.1%	24,925	5.6%	255	1.0%

Total	$357,515	100.0%	$441,988	100.0%	$(84,473)	(19.1%)

Net revenue decreased by approximately $84.5 million during the nine months ended April 30, 2016, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a major computing market client, a major consumer electronics client and an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by an increase in revenue from other clients in the consumer electronics industries. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the nine months ended April 30, 2016. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $66.5 million during the nine months ended April 30, 2016, as compared to $43.8 million during the nine months ended April 30, 2015. The increase in revenue from new programs was primarily due to the addition of client programs associated with consumer electronics and consumer products markets. Base business is defined as client programs that have been executed for 12 months or more.

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

During the nine months ended April 30, 2016, net revenue in the Americas region decreased by approximately $83.6 million. This decrease occurred primarily as a result of lower volumes from a major computing market client, an aftermarket services program related to the repair and refurbishment of mobile devices and a large consumer electronics client. Within the Asia region, the net revenue increase of approximately $8.1 million primarily resulted from higher revenues from clients in the consumer electronics market. Within the Europe region, net revenue decreased by approximately $9.2 million primarily related to lower volumes from computing and consumer electronics markets clients, partially offset by increased revenue from other consumer electronics and consumer products clients. Net revenue for e-Business increased by approximately $0.2 million, primarily due to higher revenues from consumer products and consumer electronics clients, partially offset by other clients in the consumer electronics industries.

Cost of Revenue:

	Nine Months Ended April 30, 2016	As a % of Segment Net Revenue	Nine Months Ended April 30, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$85,751	101.9%	$157,920	94.1%	$(72,169)	(45.7%)
Asia	115,077	87.4%	100,578	81.4%	14,499	14.4%
Europe	113,349	97.2%	116,863	92.9%	(3,514)	(3.0%)
e-Business	25,057	99.5%	22,183	89.0%	2,874	13.0%

Total	$339,234	94.9%	$397,544	89.9%	$(58,310)	(14.7%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the nine months ended April 30, 2016 included materials procured on behalf of our clients of $208.1 million, or 58.2% of consolidated net revenue, as compared to $243.8 million, or 55.2% of consolidated net revenue for the same period in the prior year, a decrease of $35.7 million. Total cost of revenue decreased by $58.3 million for the nine months ended April 30, 2016, as compared to the nine months ended April 30, 2015, primarily due to the decline in cost of materials associated with a major computing market and a consumer electronics market client and the reduction in labor costs primarily associated with an aftermarket services program related to the repair and refurbishment of mobile devices and a computing market client.

Gross margin decreased to 5.1% for the nine months ended April 30, 2016, from 10.1% for the nine months ended April 30, 2015, primarily as a result of reduction in revenue, partially offset by a reduction in labor costs. For the nine months ended April 30, 2016, the Company’s gross margin percentages within the Americas, Asia, Europe and e-Business were -1.9%, 12.6%. 2.8% and 0.5%, as compared to 5.9%, 18.6%, 7.1% and 11.0%, respectively, for the same period of the prior year. Recent actions implemented and other process improvements being developed are designed to improve efficiencies, lower costs and improve gross margins. There can be no assurance that these actions will improve gross margins. Furthermore, fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the nine months ended April 30, 2016.

In the Americas, the 7.8 percentage point decrease in gross margin, from 5.9% to -1.9%, resulted from a decline in revenues, partially offset by less significant decline in labor costs. In Asia, the 6.0 percentage point decrease, from 18.6% to 12.6% was primarily the result of unfavorable revenue mix and higher material costs, partially offset by a lower decline in labor costs. In Europe, the 4.3 percentage point decrease in gross margin, from 7.1% to 2.8%, resulted from a decline in revenues. The gross margin for e-Business was 0.5% for the nine months ended April 30, 2016 as compared to 11.0% for the same period of the prior year. This unfavorable decline of 10.5 percentage points was due to higher labor costs offset partially by the increase in revenues. Overall, lower revenue volumes, primarily in the Americas and in Europe, prevented the Company from fully leveraging its operating support structures.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2016	As a % of Segment Net Revenue	Nine Months Ended April 30, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$9,053	10.8%	$10,223	6.1%	$(1,170)	(11.4%)
Asia	15,027	11.4%	13,121	10.6%	1,906	14.5%
Europe	12,011	10.3%	10,764	8.6%	1,247	11.6%
e-Business	2,268	9.0%	1,620	6.5%	648	40.0%

Sub-total	38,359	10.7%	35,728	8.1%	2,631	7.4%
Corporate-level activity	5,155		8,872		(3,717)	(41.9%)

Total	$43,514	12.2%	$44,600	10.1%	$(1,086)	(2.4%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the nine months ended April 30, 2016 decreased by approximately $1.1 million compared to the nine-month period ended April 30, 2015, primarily as a result of reduced employee-related costs ($0.7 million) related to restructuring and a reduction in depreciation expense ($0.9 million), partially offset by higher professional fees ($1.1 million) primarily associated with outsourced services. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the nine months ended April 30, 2016.

Amortization of Intangible Assets:

	Nine Months Ended April 30, 2016	As a % of Segment Net Revenue	Nine Months Ended April 30, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$55	0.0%	$(55)	(100.0%)
e-Business	—	0.0%	612	2.5%	(612)	(100.0%)

Total	$—	0.0%	$667	0.2%	$(667)	(100.0%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of April 30, 2015.

Impairment of Long-Lived Assets:

During the nine months ended, April 30, 2016, the Company recorded an impairment charge of $0.3 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value.

Restructuring, net:

	Nine Months Ended April 30, 2016	As a % of Segment Net Revenue	Nine Months Ended April 30, 2015	As a% of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$920	1.1%	$866	0.5%	$54	6.2%
Asia	489	0.4%	906	0.7%	(417)	(46.0%)
Europe	16	0.0%	3,164	2.5%	(3,148)	(99.5%)
e-Business	4	0.0%	—	0.0%	4	0.0%

Total	$1,429	0.4%	$4,936	1.1%	$(3,507)	(71.0%)

The $1.4 million restructuring charge recorded during the nine months ended April 30, 2016 primarily consisted of $0.9 million and $0.5 million of employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 75 employees in our global supply chain operations.

The $4.9 million restructuring charge recorded during the nine months ended April 30, 2015 primarily consisted of approximately $0.8 million, $0.9 million, and $3.2 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 228 employees in our global supply chain operations.

Interest Income/Expense:

During the nine months ended April 30, 2016 and 2015, interest income was $0.5 million and $0.7 million, respectively. The decrease in interest income is attributable to the disposition of the Trading Securities during the current and prior quarters.

During the nine months ended April 30, 2016 and 2015, interest expense totaled approximately $8.3 million and $7.9 million, respectively. During the current year, the interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal 2014.

Other Gains (Losses), net:

The Company recorded foreign exchange gains (losses) of approximately $(0.6) million and $2.3 million during the nine months ended April 30, 2016 and 2015, respectively. For the nine months ended April 30, 2016, the net gains primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.5 million and $0.2 million in the Asia and Corporate, respectively, offset by net gains of $0.1 million in e-Business. For the nine months ended April 30, 2015, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.5 million, $0.4 million, $1.6 million and ($0.2 million) in the Americas, Asia, Europe and e-Business, respectively.

During the nine months ended April 30, 2016 and 2015, the Company recognized $(6.5) million and $5.7 million in net gains (losses) associated with its Trading Securities. During the nine months ended April 30, 2016 and 2015, the Company recognized $0.1 million and $(0.6) million, respectively, in net gains (losses) associated with short-term foreign currency contracts. During the nine months ended April 30, 2016, the Company also recognized $1.0 million in net gains associated with the sale of assets.

Income Tax Expense:

During the nine months ended April 30, 2016, the Company recorded income tax expense of approximately $1.5 million. During the nine months ended April 30, 2015, the Company recorded income tax expense of approximately $2.4 million. For the nine months ended April 30, 2016 and 2015, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The reduction in income taxes was primarily driven by lower operating income.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of April 30, 2016, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $149.6 million and Trading Securities of $16.9 million. As of April 30, 2016, the Company had approximately $26.5 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $10.8 million is considered permanently invested due to certain restrictions under local laws, and $15.7 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent reinvestment. Foreign withholding taxes may range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions. For greater clarity, if the undrawn availability, as more fully described in the Credit Agreement, is either equal to or less than $10.0 million, or the aggregate principal balance of the loans plus the undrawn amount of all letters of credit in each case outstanding on any date is equal to or greater than $30.0 million; then compliance with the minimum fixed charge coverage ratio is required. If triggered, the minimum fixed charge coverage ratio to be maintained, as of the end of each fiscal month, for the trailing period of twelve consecutive fiscal months then ended, would be not less than 1.0 to 1.0. As of April 30, 2016 and July 31, 2015, the Company did not have any balance outstanding on the PNC Bank credit facility.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the nine months ended April 30, 2016. The Company may not redeem the Notes prior to the mandatory date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. As of April 30, 2016 and July 31, 2015, the net carrying value of the Notes was $81.2 million and $77.9 million, respectively.

Consolidated working capital was $165.6 million at April 30, 2016, compared with $202.3 million at July 31, 2015. Included in working capital were cash and cash equivalents of $149.6 million at April 30, 2016 and $119.4 million at July 31, 2015.

Net cash used in operating activities was $22.3 million for the nine months ended April 30, 2016, as compared to net cash provided by operating activities of $51.3 million in the prior year period. The $73.6 million decrease in net cash provided by (used in) operating activities as compared with the same period in the prior year was primarily due to lower volumes from a major computing market client, a major consumer electronics client and an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by an increase in revenue from other clients in the consumer electronics industries.

During the nine months ended April 30, 2016, non-cash items within net cash provided by operating activities included depreciation expense of $5.8 million, amortization of deferred financing costs of $0.6 million, accretion of debt discount of $3.9 million, impairment of long-lived assets of $0.3 million, share-based compensation of $1.0 million, non-operating gains, net, of $5.8 million and gains of affiliates and impairment of $0.5 million. During the nine months ended April 30, 2015, non-cash items within net cash provided by operating activities included depreciation expense of $6.6 million, amortization of intangible assets of $0.7 million, amortization of deferred financing costs of $0.4 million, accretion of debt discount of $3.3 million, share-based compensation of $1.3 million, non-operating gains, net, of $6.8 million and gains of affiliates and impairment of $4.8 million.

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

Investing activities provided (used) cash of $53.1 million and $(76.0) million during the nine months ended April 30, 2016 and 2015, respectively. The $53.1 million of cash provided in investing activities during the nine months ended April 30, 2016 was comprised of $57.1 million in proceeds from the sale of Trading Securities, $1.3 million in proceeds from the disposition of a property Europe, offset by $5.8 million in capital expenditures. The $76.0 million of cash used in investing activities during the nine months ended April 30, 2015 was comprised of $69.2 million in purchase of Trading Securities and $6.9 million in capital expenditures.

Financing activities used cash of $0.6 million during the nine months ended April 30, 2016 and primarily related to the purchase of $0.5 million in face-value of the Company’s convertible Notes in the open market and payments on capital lease obligations. Cash flows used in financing activities of continuing operations during the nine months ended April 30, 2015 primarily related to the $4.5 million in net repayments for the Company’s revolving line of credit.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents, Trading Securities, the PNC Credit Agreement noted above and cash, if any, provided by operating activities. In order to obtain funding for strategic initiatives, which may include capital expenditures, acquisitions, we may seek to raise additional funds through divestitures, public or private equity offerings, debt financings, or other means. In addition, as part of our strategic initiatives, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2015 and April 30, 2016. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.2 million as of April 30, 2016. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2016, the Company had no recorded liabilities with respect to these arrangements.

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

During the three months ended April 30, 2016, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

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

Interest Rate Risk

As of April 30, 2016 and July 31, 2015, the Company did not have any outstanding indebtedness related to the PNC Bank credit facility.

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

Investment Risk

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. As of April 30, 2016, the Company had $16.9 million in investments in Trading Securities. Had the market price of such securities been 10% lower at April 30, 2016, the aggregate value of such securities may have been $1.7 million lower.

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

During the quarter ended April 30, 2016, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of April 30, 2016 and 2015, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $3.7 million and $9.9 million, respectively. As of April 30, 2016, the fair value of the Company’s short-term foreign currency contracts was $0.1 million and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other Gains (Losses), Net. The contracts were classified within Level 2 of the fair value hierarchy. During the nine months ended April 30, 2016 and 2015, the Company recognized $0.1 million and $(0.6) million in net gains (losses) associated with these contracts, respectively.

Revenues from our foreign operating segments accounted for approximately 69.4% and 56.4% of total revenues during the nine months ended April 30, 2016 and 2015, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended April 30, 2016 and 2015, we recorded a foreign currency translation gain of approximately $1.9 million and $0.5 million, respectively. For the nine months ended April 30, 2016 and 2015, we recorded a foreign currency translation gain (loss) of approximately $0.0 million and $(6.7) million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the nine months ended April 30, 2016 and 2015, we recorded net realized and unrealized foreign currency transaction and remeasurement gains (losses) of approximately $(0.6) million and $2.3 million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On February 15, 2012, the staff of the Division of Enforcement of the SEC initiated with the Company an informal inquiry, and later a formal action, regarding the Company’s treatment of rebates associated with volume discounts provided by vendors. On March 15, 2016, the SEC approved and filed a settlement with the Company of that previously reported formal action commenced as an inquiry in 2012. The Company did not admit or deny liability as a condition of the settlement. The settlement was filed as an administrative proceeding and is based on non-scienter violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act, annual and quarterly reports violations of Section 13(a) of the Exchange Act and associated Rules 13a-1, 13a-13, and 12b-20, and books and records and internal controls violations of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act. The Company paid $1.6 million in connection with the settlement, which amount had been previously recorded as a charge during the year ended July 31, 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about purchases by the Company of its common stock during the quarter ended April 30, 2016:

Period	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2016—February 29, 2016	—		$—	—	$—
March 1, 2016—March 31, 2016	26,704	(1)	1.86	—	—
April 1, 2016—April 30, 2016	—		$—	—	—

(1)	Consists of shares delivered to the Company as payment of tax liability upon the vesting of shares of restricted stock.

Item 6. Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: June 9, 2016	By:	/S/ JOSEPH B. SHERK
JOSEPH B. SHERK
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

10.1	Offer Letter, dated April 13, 2016, by and among ModusLink Global Solutions, Inc., ModusLink Corporation and James R. Henderson, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 18, 2016.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2016 and July 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended April 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended April 30, 2016 and 2015 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended April 30, 2016 and 2015 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.