Form 10-K
period 2016-07-31
ModusLink Global Solutions Inc
filed 2016-10-14
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $57,112,348.

On October 1, 2016, the Registrant had 55,249,076 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Company’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2016

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

PART I

ITEM 1.— BUSINESS OVERVIEW

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company” or “Registrant”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”) and ModusLink PTS, Inc. (“ModusLink PTS”), provides comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience. ModusLink Global Solutions provides services to leading companies in the consumer electronics, communications, computing, software, storage and retail industries. The Company’s operations are supported by a global footprint, which includes more than 20 sites across North America, Europe, and the Asia Pacific region.

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

The Supply Chain Business operation’s core solutions include:

Material Planning and Factory Supply—ModusLink sources inbound materials, delivers on-time and maintains high quality standards based on its local supplier relationships. ModusLink performs kitting and assembly of packaging materials and accessories while managing logistics and delivery schedules into multiple manufacturing sites or partners for just-in-time manufacturing. Solutions are designed to reduce the complexity, lead times and costs of inbound materials, supply chain procurement, and factory feed processes.

Value-Added Warehousing and Distribution—ModusLink’s capabilities are designed for flexibility, reliability and speed, to support clients’ distribution, retail and end user fulfillment. Services include order management, pick, pack, and ship, retail connectivity, demand planning and integrated transportation management services, which are supported by a global technology infrastructure.

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

Entitlement Management— ModusLink’s entitlement management solution uses a platform, which gives software publishers, channel providers and end-users a single, centralized portal for the control and use of intellectual property. The platform manages access to digital and multimedia products, content, features and services that can be configured to a client’s needs.

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

The Company’s Enterprise Resource Planning (“ERP”) system is designed to provide the visibility and control needed for better decision making, rapid response to global market dynamics and effective asset utilization across services and geographies. The Company has recently embarked on an ERP upgrade further improving its data collection and reporting tools and systems across its geographic footprint.

Facilities

The Company’s global footprint consists of an integrated network of strategically located facilities, including sites throughout North America, Europe and Asia. The Company’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to manage supply chain requirements, deliver and configure products in-region, close to the point of consumption or close to the point of manufacturing in low-cost regions, such as Asia Pacific, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness.

Sales and Marketing

The Company’s sales and marketing staff is strategically and globally aligned to support the development, marketing and sale of its supply chain management services and solutions worldwide.

The Company’s marketing efforts are focused on developing greater awareness and brand recognition among its target client base, with an emphasis on companies within its key markets of computing, software, storage, consumer electronics, communications and retail. The Company markets its services and solutions through its website, other online channels, public relations, advertising and tradeshow campaigns, and has developed collateral materials and sales tools to support these efforts. The Company sells its services and solutions on a global scale, through a direct sales channel. The Company’s strategically aligned, global sales staff identifies new opportunities and cultivates leads in all of its key regions throughout North America, Europe and Asia as well as within its target markets around the world. The Company’s sales staff is focused on winning new programs with existing clients, while developing new relationships to further diversify its client base.

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

The Company believes that the principal competitive factors in its market are quality and range of services, technological capabilities, costs, location of facilities, and responsiveness and flexibility. With the Company’s end-to-end supply chain solution, global footprint, strong client service acumen, and its integrated global supply chain e-Commerce services, the Company believes that it is positioned well to compete in each of the markets it serves.

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2016, 2015 and 2014, the Company’s 10 largest clients accounted for approximately 71%, 76% and 80% of consolidated net revenue, respectively. Sales to GoPro, Inc. (“GoPro”) accounted for approximately 13%, 19%, and 11% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. Sales to Philips International B.V. and Philips Consumer Lifestyle B.V. (together “Philips”) accounted for approximately 13%, 10%, and 8% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. All four reportable segments report revenues associated with GoPro. The Europe reportable segment reports revenue associated with Philips. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

The Company sells its services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients. The Company purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with its suppliers other than the purchase obligations noted in Note 10. Because of the diversity of its services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company is not and does not expect to be adversely affected by an inability to obtain materials.

International Operations

The Company currently conducts business in many countries including China, the Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to its North America operations. In fiscal year 2016, approximately 77% of the Company’s consolidated net revenue was generated internationally. Refer to Note 20 of the accompanying notes to consolidated financial statements included in Item 8 below.

The Company’s international operations increase its exposure to U.S. and foreign laws, regulations, and labor practices, which are often complex and subject to variation and unexpected changes, and with which the Company must comply. A substantial portion of our international business is conducted in China, where we face (i) the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies, (ii) potential limitations on the repatriation of cash, (iii) foreign currency fluctuation and (iv) evolving tax laws.

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

Employees

At July 31, 2016, we employed approximately 2,200 persons on a full-time basis, 360 in the Americas, 1,100 in Asia and 840 in Europe. Our subsidiaries in Mexico are parties to several collective bargaining agreements covering approximately 53 employees. Our subsidiary in France is party to collective bargaining agreements covering its employees. Approximately 113 of the employees of our Ireland operation are members of labor unions. As of August 2016, approximately 140 of the employees at one of our China operations are members of labor unions. Unionizing activities are anticipated at another one of our Asia facilities at which approximately 104 individuals are employed. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business, and at times the number of these workers may approximate the number of our full-time employees.

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

For the fiscal years ended July 31, 2016, 2015 and 2014, the Company’s 10 largest clients accounted for approximately 71%, 76% and 80% of consolidated net revenue, respectively. Sales to GoPro accounted for approximately 13%, 19%, and 11% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. Sales to Philips accounted for approximately 13%, 10%, and 8% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. We expect to continue to derive the vast majority of our consolidated net revenue and or profits from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. Further, demand for our clients’ products is subject to ever-changing consumer tastes and depends on our client nimbleness in responding to these shifts by introducing improved and/or new products. If any of our key clients fail to respond successfully to market shifts, we would be adversely affected. We cannot assure you that our revenue and or profits from key clients will not decline in future periods.

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

For the fiscal years ended July 31, 2016 and 2015, we reported operating losses of $40.6 million and $14.3 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At July 31, 2016, we had consolidated cash and cash equivalents of approximately $130.8 million and current liabilities of approximately $194.8 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

The economy and financial markets in the United States, Europe and Asia have experienced extreme disruption during the last several years, including, among other things, extreme volatility in securities prices and liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which has been affected by the economic downturn, the volatility in securities prices and is highly uncertain. There can be no assurance that there will not be more deterioration in financial markets and confidence in major economies, which could then lead to further challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of clients and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likelihood, duration and severity of disruptions in financial markets and adverse economic conditions and the effects they will have on our business and financial condition.

A decline in the technology and consumer products sectors or a reduction in consumer demand generally could have a material adverse effect on our business.

A large portion of our revenue comes from clients in the technology and consumer products sectors, which is intensely competitive, very volatile and subject to rapid changes. Declines in the overall performance of the technology and consumer products sectors have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenue and profitability from these clients. In addition, industry changes, such as the transition of more collateral materials from physical form to digital form, and the convergence of functionality of smart phones, could lessen the demand for certain of our services or devices we currently handle. To the extent recent uncertainty in the economy or other factors result in decreased consumer demand for our clients’ products, we may experience a reduction in volumes of client products that we handle, which could have a material adverse effect on our business, financial position and operating results.

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

We continue to seek to identify ways to increase efficiencies and productivity and effect cost savings and have recently undergone significant changes in our executive ranks, including a new Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. In addition to already undertaken projects designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system, the opening of new solution centers in low cost areas to expand client offerings and to effect cost savings and the implementation of a model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions, our new executive team is undergoing a review across the organization designed to improve our operations. We cannot assure you that these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects do not achieve expected results, our business, financial position and operating results may be materially and adversely affected.

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

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. International revenue accounted for approximately 77% of our total consolidated net revenue for the year ended July 31, 2016. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

The funds held for clients may be subject to credit risk.

In the course of providing services to our clients, we at times have possession of client funds. The funds are maintained at financial institutions and the balances associated with these funds are at times without and in excess of federally insured limits. If these funds are impaired, misappropriated or stolen, we could suffer:

•	claims under client agreements or applicable law, or other liability for damages;

•	delayed or lost revenue due to adverse client reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.

Material disruption in our information systems could adversely affect our business or results of operations.

We rely on our information systems to process transactions on behalf of our clients, summarize our operating results and manage our business. Our information systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and acts of war or terrorism.

To keep pace with changing technology, we must continuously implement new information technology systems as well as enhance our existing systems. The successful execution of some of our growth strategies is dependent on the design and implementation of new systems and technologies and/or the enhancement of existing systems, in particular the expansion of our online e-commerce capabilities.

The reliability and capacity of our information systems is critical to our operations and the implementation of our growth initiatives. Any disruptions affecting our information systems, or delays or difficulties in implementing or integrating new systems, could have an adverse effect on our business, in particular our e-commerce operations, and results of operations.

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

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded with a closing price as low as $1.07 per share and as high as $3.24 per share during the year ended July 31, 2016. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

Steel Partners Holdings L.P. and its affiliates may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.

Steel Partners Holdings L.P. (“Steel Partners”), Handy & Harman, Ltd. (“HNH”), Steel Partners, Ltd. (“SPL”) and SPH Group Holdings LLC (“SPHG Holdings”) collectively owned greater than 29% of our outstanding capital stock as of July 31, 2016. Steel Partners, HNH, SPL and SPHG Holdings will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of mergers, consolidations or the sale of all or substantially all of our assets. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our Common Stock.

On December 24, 2014, SP Corporate Services LLC (“SP Corporate”), an indirect wholly owned subsidiary of Steel Partners Holdings L.P., entered into a Management Services Agreement (the “Management Services Agreement”) with the Company.

Pursuant to the Management Services Agreement, SP Corporate will provide the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. The Management Services Agreement provides that the Company will pay SP Corporate a fixed monthly fee of $175,000 in consideration of the services and incremental costs as incurred. The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by SP Corporate and the Company. The Management Services Agreement was effective as of January 1, 2015 and was to continue through June 30, 2015. During the quarter ended July 31, 2015, the Company and SP Corporate entered into an amendment to extend the term of the Management Services Agreement through December 31, 2015, with such term renewing for successive one year periods unless and until terminated pursuant to the terms of the Management Services Agreement.

On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement between the Company and SPH Services, Inc., the parent of SP Corporate and an affiliate of SPHG Holdings, (“SPH Services”) pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the Amendment. Also on March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company. The Amendment to the Management Services Agreement and the Transfer Agreement were approved by the Related Party Transactions Committee. Total expenses incurred related to this agreement for the twelve months ended July 31, 2016 and 2015 were $2.2 million and $1.1 million, respectively. As of July 31, 2016 and 2015, amounts due to SP Corporate were $0.5 million and $0.2 million, respectively.

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

We are currently a party to various legal and other proceedings. See Item 3, Legal Proceedings. These matters may involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. We can provide no assurances as to the outcome of any litigation.

Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of this Annual Report, management reports that a material weakness exists in the Company’s internal control over financial reporting. Due to this material weakness, management has concluded that as of the end of the period covered by this Annual Report, the Company did not maintain effective internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in developing a remediation plan designed to address this material weakness. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls, among other things, could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

RISKS RELATED TO OUR 5.25% SENIOR CONVERTIBLE NOTES

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”), depends on our financial and operating performance, which is subject to economic, financial, competitive and other factors, some which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt, meet working capital requirements and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We, and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments at that time, some of which may be secured debt. The indenture governing the Notes (Note 9) does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by us or any of our subsidiaries. As a result, we will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt or recapitalizing our debt. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we, and they now face could intensify and could further exacerbate the risks associated with our leverage.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM 2.— PROPERTIES

We lease or own more than 20 sites in several countries from which we operate ModusLink, which facilities consist of office and warehouse space. These facilities are located throughout the world, including, but not limited to, facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, the Netherlands, Czech Republic, Singapore, Japan and China. ModusLink PTS operates from leased headquarters in Indiana. e-Business operates from its leased facilities in the Netherlands with offices in Massachusetts, Utah, Singapore and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space.

Our leases generally expire at varying dates through fiscal year 2022 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us.

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

On June 8, 2015, Sean Peters, a former employee filed a complaint (the “Complaint”) against ModusLink Corporation in Superior Court of California asserting claims, among other things, for failure to pay wages, breach of contract, wrongful retaliation and termination, fraud, violations of California Business and Professions Code Section 17200, et seq., and civil penalties pursuant to California Labor Code Sections and pursuant to the California Private Attorney General Act, seeking over $1.0 million in damages, attorneys’ fees and costs and penalties. ModusLink filed an Answer to the Complaint making a general denial and asserting various affirmative defenses. The parties are currently engaged in discovery. Although there can be no assurance as to the ultimate outcome, ModusLink believes it has meritorious defenses and intends to defend the allegations vigorously.

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

Fiscal Year Ended July 31, 2016	High	Low
First Quarter	$3.24	$2.72
Second Quarter .	$2.89	$2.07
Third Quarter .	$2.13	$1.41
Fourth Quarter .	$1.53	$1.07

Fiscal Year Ended July 31, 2015	High	Low
First Quarter .	$4.17	$2.97
Second Quarter .	$3.82	$3.00
Third Quarter .	$3.95	$3.48
Fourth Quarter .	$3.57	$3.21

Stockholders

As of July 31, 2016, there were approximately 344 holders of record of common stock of the Company.

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

Recent sales of Unregistered Securities

On July 21, 2016, the Company entered into an agreement with Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P. (together “Highbridge”) for the repurchase of 5.25% Convertible Senior Notes of the Company in the aggregate principal amount of $27,875,000 ($21,975,000 from Highbridge International LLC and $5,900,000 from Highbridge Tactical Credit & Convertibles Master Fund, L.P.). The consideration paid to Highbridge (with each Seller receiving its pro-rata share) consisted of 2,656,336 newly issued shares of the Company’s common stock, par value $0.01 per share (value based on the closing price of the ModusLink Common Stock on July 21, 2016), a cash payment of $18,468,648 and a cash payment in the amount of the unpaid interest ($593,505). The transaction was executed in a private transaction and closed on July 27, 2016. The Notes were cancelled following closing. The issuance of the securities described above were completed in accordance with the exemption provided by Section 3(a)(9) and Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the quarter ended July 31, 2016.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2016 to May 31, 2016	—	$—	—	—
June 1, 2016 to June 30, 2016	—	$—	—	—
July 1, 2016 to July 31, 2016	—	$—	—	—

Stock Performance Graph

The following graph shows the yearly change in the cumulative total stockholder return on our common stock from July 31, 2011 through July 31, 2016, with the cumulative total return of the 1) NASDAQ Composite Index (U.S. companies), 2) the NASDAQ Computer Services Index, and 3) our chosen industry peer group during the same period. The graph reflects reinvestment of dividends and market capitalization weighting. Our Peer Group Index is comprised of the following publicly traded companies: Plexus Corp., Benchmark Electronics, Inc., Jabil Circuit, Inc., Key Tronic Corporation, IEC Electronics Corp, Egain Corp., Ingram Micro Corp. The graph assumes an investment of $100 on July 31, 2011, and the reinvestment of any dividends, if any. The comparison shown in the graph below are based upon historical data.

	2011	2012	2013	2014	2015	2016
ModusLink Global Solutions, Inc.	100.00	81.62	74.22	89.02	77.57	30.55
NASDAQ Composite XCMP	100.00	107.83	134.95	164.64	195.44	199.20
Nasdaq Computer and Data Processing (OMX)	100.00	108.68	115.98	119.13	119.80	121.66
Peer Group	100.00	103.62	130.27	135.93	132.11	150.08

The unit price performance included in this graph is not necessarily indicative of future unit price performance.

This graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Equity Compensation Plans

Information regarding the Company’s equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

ITEM 6.— SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31, 2016. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years ended July 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$459,023	$561,673	$723,400	$754,504	$713,947

Operating loss	(40,572)	(14,339)	(5,449)	(28,232)	(34,861)

Loss from continuing operations	(61,281)	(18,429)	(16,362)	(39,330)	(27,608)
Income (loss) from discontinued operations	—	—	80	(1,025)	(10,500)

Net loss	$(61,281)	$(18,429)	$(16,282)	$(40,355)	$(38,108)

Basic and diluted loss per share:
Loss from continuing operations	$(1.18)	$(0.35)	$(0.32)	$(0.84)	$(0.63)
Income (loss) from discontinued operations	—	—	—	(0.02)	(0.24)

Net loss	$(1.18)	$(0.35)	$(0.32)	$(0.86)	$(0.87)

Weighted average common shares outstanding—basic and diluted	51,934	51,940	51,582	46,654	43,565

	July 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Working capital	$125,125	$202,289	$207,174	$114,655	$113,511
Total assets	348,945	446,502	451,646	343,696	358,882
Long-term liabilities	68,239	90,548	81,434	10,360	11,374
Stockholders’ equity	85,940	144,601	171,618	156,905	165,132

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ModusLink Global Solutions, Inc. provides comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. We provide services to leading companies in consumer electronics, communications, computing, software, and retail. The Supply Chain Business operations are supported by a global footprint that includes more than 20 sites across North America, Europe, and the Asia Pacific region.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as Adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and financial restatement costs, SEC penalties on resolution, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses, equity in gains and losses, of affiliates and impairments and discontinued operations. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance within these sectors and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue, gross margin and overall operating performance. Additionally, the markets for our services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management, and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. We are developing plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the years ended July 31, 2016, 2015 and 2014, our gross margin percentage was 5.4%, 9.7% and 10.3%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, drive process and efficiency reforms and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal years ended July 31, 2016, 2015 and 2014, the Company’s 10 largest clients accounted for approximately 71%, 76% and 80% of consolidated net revenue, respectively. Sales to GoPro accounted for approximately 13%, 19%, and 11% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. Sales to Philips accounted for approximately 13%, 10%, and 8% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. All four reportable segment report revenues associated with GoPro. The Europe reportable segment reports revenue associated with Philips. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients, and we plan to expand into new markets and over time, diversify the concentration of revenue across additional clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the fiscal year ended July 31, 2016, the Company reported net revenue of $459.0 million, an operating loss of $40.6 million, a loss from continuing operations before income taxes of $56.6 million and net a loss of $61.3 million. For the fiscal year ended July 31, 2015, the Company reported net revenue of $561.7 million, an operating loss of $14.3 million, a loss from continuing operations before income taxes of $16.4 million and a net loss of $18.4 million. For the fiscal year ended July 31, 2014, the Company reported net revenue of $723.4 million, an operating loss of $5.5 million, a loss from continuing operations before income taxes of $11.5 million and a net loss of $16.3 million. At July 31, 2016, we had cash and cash equivalents of $130.8 million, and working capital of $125.1 million.

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

Results of Operations

Fiscal Year 2016 compared to Fiscal Year 2015

Net Revenue:

	Twelve Months Ended July 31, 2016	As a % of Total Net Revenue	Twelve Months Ended July 31, 2015	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$106,143	23.1%	$200,929	35.8%	$(94,786)	(47.2%)
Asia	167,861	36.6%	163,262	29.1%	4,599	2.8%
Europe	151,842	33.1%	160,602	28.6%	(8,760)	(5.5%)
e-Business	33,177	7.2%	36,880	6.5%	(3,703)	(10.0%)

Total	$459,023	100.0%	$561,673	100.0%	$(102,650)	(18.3%)

Net revenue decreased by approximately $102.7 million during the year ended July 31, 2016, as compared to the same period in the prior year. This decrease was primarily a result of lower volumes from a major computing market client, a major consumer electronics client and an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by an increase in revenue from other clients in the consumer electronics industries. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the year ended July 31, 2016. Revenue from new programs, which the Company defines as client programs that have been executed for fewer than 12 months, was $80.0 million during the year ended July 31, 2016, as compared to $65.8 million during the year ended July 31, 2015. The increase in revenue from new programs was primarily due to the addition of client programs associated with consumer electronics and consumer products markets. Base business is defined as client programs that have been executed for 12 months or more.

During the year ended July 31, 2016, net revenue in the Americas region decreased by approximately $94.8 million. This decrease occurred primarily as a result of lower volumes from a major computing market client, an aftermarket services program related to the repair and refurbishment of mobile devices and a large consumer electronics client. Within the Asia region, the net revenue increase of approximately $4.6 million primarily resulted from higher revenues from clients in the consumer electronics market. Within the Europe region, net revenue decreased by approximately $8.8 million primarily related to lower volumes from clients in the computing and consumer electronics markets, partially offset by increased revenue from other consumer electronics and consumer products clients. Net revenue for e-Business decreased by approximately $3.7 million, primarily due to lower revenues from consumer electronics clients, partially offset by other clients in the consumer electronics industries.

During the second quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter of fiscal 2014 for one of their supply chain programs in Asia for which we were the primary service provider. While we were notified that the client intended to add an additional service provider to this program, we expect to continue to be the primary service provider. This change in sourcing strategy reduced annualized net revenue of approximately $15 million to $20 million, and had a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program.

During the fourth quarter of fiscal year 2014, the Company was informed by a major client in the computing market that due to a further change in the client’s supply chain strategy, a number of programs previously sourced with the Company primarily in the Americas concluded by the first quarter of fiscal year 2015. Combined, these programs accounted for approximately $150 million to $160 million of annual net revenue and approximately $2.5 million to $3.5 million of operating income due to the historically low margins we had realized from these programs.

Cost of Revenue:

	Twelve Months Ended July 31, 2016	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$107,057	100.9%	$190,941	95.0%	$(83,884)	(43.9%)
Asia	145,900	86.9%	133,703	81.9%	12,197	9.1%
Europe	147,929	97.4%	149,410	93.0%	(1,481)	(1.0%)
e-Business	33,379	100.6%	33,134	89.8%	245	0.7%

Total	$434,265	94.6%	$507,188	90.3%	$(72,923)	(14.4%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the year ended July 31, 2016 included materials procured on behalf of our clients of $265.6 million, or 57.9% of consolidated net revenue, as compared to $307.3 million, or 54.7% of consolidated net revenue for the same period in the prior year, a decrease of $41.7 million. Total cost of revenue decreased by $72.9 million for the year ended July 31, 2016, as compared to the year ended July 31, 2015, primarily due to the decline in cost of materials associated with the loss of a major computing market and a consumer electronics market client and the reduction in labor costs primarily associated with the loss of an aftermarket services program related to the repair and refurbishment of mobile devices and a computing market client.

Gross margin decreased to 5.4% for the year ended July 31, 2016, from 9.7% for the year ended July 31, 2015, primarily as a result of a reduction in revenue, partially offset by a reduction in labor costs. For the year ended July 31, 2016, the Company’s gross margin percentages within the Americas, Asia, Europe and e-Business were -0.9%, 13.1%. 2.6% and -0.6%, as compared to 5.0%, 18.1%, 7.0% and 10.2%, respectively, for the same period of the prior year. Recent actions implemented in the Company’s fiscal 2016 fourth quarter and other process improvements being developed are designed to improve efficiencies, lower costs and improve gross margins. There can be no assurance that these actions will improve gross margins. Furthermore, fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the year ended July 31, 2016.

In the Americas, the 5.9 percentage point decrease in gross margin, from 5.0% to -0.9%, resulted from a decline in revenues, primarily related to three clients, partially offset by a less significant decline in labor costs. In Asia, the 5.0 percentage point decrease, from 18.1% to 13.1% was primarily the result of unfavorable revenue mix and higher material costs, partially offset by a lower decline in labor costs. In Europe, the 4.4 percentage point decrease in gross margin, from 7.0% to 2.6%, resulted from a decline in revenues. The gross margin for e-Business was -0.6% for the year ended July 31, 2016 as compared to 10.2% for the same period of the prior year. This unfavorable decline of 10.8 percentage points was due to lower revenues, as well as higher labor costs. Overall, lower revenue volumes, primarily in the Americas and in Europe, prevented the Company from fully leveraging its operating support structures. Process improvement programs, cost reduction initiatives and improvements throughout the Company’s supply chain network are anticipated to have a positive impact to gross margins on a go-forward basis. There can be no assurances however, that such actions will have a positive impact on gross margins, as several factors, including revenue stabilization and any further loss of client programs, could adversely impact the expected benefits from prior actions in Fiscal 2016.

Selling, General and Administrative Expenses:

	Twelve Months Ended July 31, 2016	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$11,932	11.2%	$13,129	6.5%	$(1,197)	(9.1%)
Asia	20,569	12.3%	18,559	11.4%	2,010	10.8%
Europe	15,174	10.0%	14,506	9.0%	668	4.6%
e-Business	3,152	9.5%	2,384	6.5%	768	32.2%

Sub-total	50,827	11.1%	48,578	8.6%	2,249	4.6%
Corporate-level activity	6,777		11,089		(4,312)	(38.9%)

Total	$57,604	12.5%	$59,667	10.6%	$(2,063)	(3.5%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses, during the year ended July 31, 2016, decreased by approximately $2.1 million compared to the same period in the prior year, primarily as a result of reduced employee-related costs ($1.6 million) related to restructuring and a reduction in depreciation expense ($1.0 million), partially offset by higher professional fees ($1.7 million) primarily associated with outsourced services and gains ($1.2 million) associated with the sale of a building in Europe. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the year ended July 31, 2016. The Company has and continues to institute various process reforms and cost-reduction initiatives that are expected to result in significant reductions to selling, general and administrative expenses on a go-forward basis. There can be no assurances however, that such actions will have a positive impact on selling, general and administrative expenses.

Amortization of Intangible Assets:

	Twelve Months Ended July 31, 2016	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$55	0.0%	$(55)	(100.0%)
e-Business	—	0.0%	612	1.7%	(612)	(100.0%)

Total	$—	0.0%	$667	0.1%	$(667)	(100.0%)

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of July 31, 2015.

Impairment of Goodwill and Long-Lived Assets:

	Twelve Months Ended July 31, 2016	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$302	0.2%	$(302)	(100.0%)
Europe	305	0.2%	—	0.0%	305	100.0%
e-Business	—	0.0%	3,058	8.3%	(3,058)	(100.0%)

Total	$305	0.1%	$3,360	0.6%	$(3,055)	(90.9%)

During the year ended, July 31, 2016, the Company recorded an impairment charge of $0.3 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value.

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

Restructuring, net:

	Twelve Months Ended July 31, 2016	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,885	1.8%	$909	0.5%	$976	107.4%
Asia	2,247	1.3%	997	0.6%	1,250	125.4%
Europe	2,259	1.5%	3,165	2.0%	(906)	(28.6%)
e-Business	1,030	3.1%	59	0.2%	971	1,645.8%

Total	$7,421	1.6%	$5,130	0.9%	$2,291	44.7%

During the fiscal year ended July 31, 2016, the Company recorded a net restructuring charge of $7.4 million. Of this amount, $5.9 million primarily related to the workforce reduction of 228 employees across all operating segments, and $1.5 million related to contractual obligations.

During the fiscal year ended July 31, 2015, the Company recorded a net restructuring charge of $5.1 million. Of this amount, $4.9 million primarily related to the workforce reduction of 235 employees across all operating segments, and $0.2 million related to contractual obligations.

Interest Income/Expense:

During the fiscal year ended July 31, 2016, interest income decreased to $0.7 million from $0.9 million during the fiscal year ended July 31, 2015.

Interest expense totaled approximately $10.9 million and $10.6 million for the fiscal years ended July 31, 2016 and 2015, respectively. The interest expense primarily relates to cash and non-cash interest associated with the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”) during the year ended July 31, 2014.

Other Gains (Losses), net:

Other gains (losses), net totaled approximately $(5.8) million for the fiscal years ended July 31, 2016. The balance consists primarily of $(12.3) million and $6.4 million, in net non-cash and cash gains and (losses), respectively, associated with its Trading Securities, $0.8 million in non-cash gains associated with the repurchase of the Company’s Notes and $(0.6) million in net realized and unrealized foreign exchange losses, offset by other gain and losses. For the fiscal year ended July 31, 2016, the net losses of $(0.6) million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, $(0.2) million and $(0.5) million in the Americas, Asia and Europe, respectively.

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

(Gains) losses, and equity in losses, of affiliates and impairments:

(Gains) losses, and equity in losses, of affiliates and impairments results from the Company’s minority ownership in certain investments that are accounted for under the equity method and cost method and impairments on these investments. For the fiscal years ended July 31, 2016 and 2015, the Company recorded gains of $0.8 million and $0.2 million, respectively, associated with its cost method investments. For the fiscal year ended July 31, 2015, the Company recorded an immaterial proportionate share of the affiliates’ gains. During the fiscal year ended July 31, 2016, the Company recorded an immaterial balance of impairment charges related to these investments. During the fiscal year ended July 31, 2015, the Company recorded $7.3 million of impairment charges related to these investments. During the fiscal years ended July 31, 2016 and 2015, the Company received distributions of approximately $0.8 million and $0.4 million, respectively, from its investments.

Income Tax Expense:

During the fiscal year ended July 31, 2016, the Company recorded income tax expense of approximately $5.4 million compared to income tax expense of $2.3 million, for the prior fiscal year. For the fiscal years ended July 31, 2016 and 2015, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2016, we provided valuation allowances totaling $10.3 million primarily related to our operations in the Netherlands. This increase in the valuation allowance increased the income tax expense by approximately $2.7 million.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the fiscal year ended July 31, 2016, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. For the fiscal year ended July 31, 2015, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, the Company uses Adjusted EBITDA, a non-GAAP financial measure, to assess its performance. EBITDA represents earnings before interest, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of SEC inquiry and financial restatement costs, SEC penalties on resolution, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses, equity in gains and losses, of affiliates and impairments and discontinued operations.

We believe that providing Adjusted EBITDA to investors is useful as this measure provides important supplemental information of our performance to investors and permits investors and management to evaluate the operating performance of our core supply chain business. We use Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of incentive compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our core supply chain business. We believe that the Adjusted EBITDA financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the core supply chain business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for fiscal 2016, 2015 and 2014:

	Twelve Months Ended July 31,
(In thousands)	2016	2015	2014
Net loss	$(61,281)	$(18,429)	$(16,282)

Interest income	(668)	(893)	(382)
Interest expense	10,924	10,618	5,009
Income tax expense	5,443	2,283	4,682
Depreciation	8,119	8,668	13,179
Amortization of intangible assets	—	667	1,097

EBITDA	(37,463)	2,914	7,303

SEC inquiry and financial restatement costs	293	489	3,909
SEC penalties on resolution	—	1,600	—
Strategic consulting and other related professional fees	455	678	963
Executive severance and employee retention	662	—	1,080
Restructuring	7,421	5,130	6,557
Share-based compensation	1,126	1,757	2,254
Impairment of goodwill and long-lived assets	305	3,360	500
Unrealized foreign exchange (gains) losses	1,037	(1,585)	(660)
Other non-operating (gains) losses, net	5,340	(13,439)	(430)
(Gains) losses, and equity in losses, of affiliates and impairments	(747)	7,087	1,554
(Income) loss from discontinued operations	—	—	(80)

Adjusted EBITDA	$(21,571)	$7,991	$22,950

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

Executive severance and employee retention. We have incurred severance charges related to certain executives of the Company, and costs related to the retention of certain employees of the Company. We exclude these costs because we do not believe they are indicative of our normal operating costs.

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

During the second quarter of fiscal year 2014, a major client in the computing market notified us of an intended change in their sourcing strategy effective during our third fiscal quarter of fiscal 2014 for one of their supply chain programs in Asia for which we were the primary service provider. While we were notified that the client intended to add an additional service provider to this program, we expected to continue to be the primary service provider. This change in sourcing strategy resulted in reduced annualized net revenue of approximately $15 million to $20 million, and had a greater proportionate impact on operating income consistent with the historical margins realized from this type of service program.

During the fourth quarter of fiscal year 2014, the Company was informed by a major client in the computing market that due to a further change in the client’s supply chain strategy, a number of programs sourced with the Company primarily in the Americas would conclude by the first quarter of fiscal year 2015. Combined, these programs accounted for approximately $150 million to $160 million of annual net revenue and approximately $2.5 million to $3.5 million of operating income due to the historically low margins we had realized from these programs.

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

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of July 31, 2015.

Impairment of Goodwill and Long-Lived Assets:

	Twelve Months Ended July 31, 2015	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2014	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$302	0.2%	$—	0.0%	$302	—
Asia	—	0.0%	—	0.0%	—	—
Europe	—	0.0%	500	0.2%	(500)	(100.0%)
e-Business	3,058	8.3%	—	0.0%	3,058	—

Total	$3,360	0.6%	$500	0.1%	$2,860	572.0%

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that would reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. If the carrying value of a reporting unit exceeds its fair value, we calculate the implied fair value of the reporting unit’s goodwill and compare it to the carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is primarily based on a discounted cash flow (“DCF”) method. The DCF approach requires that we forecast future cash flows for the reporting unit and discount the cash flow streams based on a weighted average cost of capital that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The carrying values of each reporting unit include assets and liabilities, which relate to the reporting unit’s operations. During the fourth quarter of fiscal year 2015, the Company completed its annual impairment analysis of goodwill and determined that the fair value of the reporting unit, derived from forecasted cash flows, did not exceed its carrying value. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2015, the Company concluded that its remaining goodwill was fully impaired and recorded a $3.1 million non-cash goodwill impairment charge. There were no goodwill impairments for the year ended July 31, 2014. The impairment of long-lived assets in the Americas, during the year ended July 31, 2015, related to the write-down of leasehold improvements associated with the planned closure of a facility.

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

Interest expense totaled approximately $10.6 million and $5.0 million for the fiscal years ended July 31, 2015 and 2014, respectively. The interest expense primarily relates to cash and non-cash interest associated with the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”) during the year ended July 31, 2014.

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

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of July 31, 2016, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $130.8 million. The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $49.8 million at July 31, 2016, of which approximately $3.3 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. During the year ended July 31, 2016, the Company did not meet the criteria that would cause its financial covenants to be effective. As of July 31, 2016 and 2015, the Company did not have any balance outstanding on the Credit Agreement.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the year ended July 31, 2016. The Company may not redeem the Notes prior to the mandatory date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. The repurchase of Notes by the Company is discussed in Note 9 in the consolidated financial statements in Item 8. As of July 31, 2016 and 2015, the net carrying value of the Notes was $58.2 million and $77.9 million, respectively. As of July 31, 2016 and 2015, the principal amount of the Notes was $69.6 million and $100.0 million, respectively.

Consolidated working capital was $125.1 million at July 31, 2016, compared with $202.3 million at July 31, 2015. Included in working capital were cash and cash equivalents of $130.8 million at July 31, 2016 and $119.4 million at July 31, 2015.

Net cash used in operating activities of continuing operations was $19.8 million for the year ended July 31, 2016, as compared to net cash provided by operating activities of $19.2 million in the prior year period. The $39.0 million decrease in net cash provided by (used in) operating activities as compared with the same period in the prior year was primarily due to lower volumes from a major computing market client, a major consumer electronics client and an aftermarket services program related to the repair and refurbishment of mobile devices, partially offset by an increase in revenue from other clients in the consumer electronics industries.

During the fiscal year ended July 31, 2016, non-cash items within net cash provided by operating activities included depreciation expense of $8.1 million, amortization of deferred financing costs of $0.7 million, accretion of debt discount of $5.0 million, impairment of long-lived assets of $0.3 million, share-based compensation of $1.1 million, non-cash gains, net, of $4.5 million and (gains) losses, and equity in losses, of affiliates and impairments of $(0.7) million. During the year ended July 31, 2015, non-cash items within net cash provided by operating activities included depreciation expense of $8.7 million, amortization of intangible assets of $0.7 million, amortization of deferred financing costs of $0.6 million, accretion of debt discount of $4.5 million, impairment of goodwill and long-lived assets of $3.4 million, share-based compensation of $1.8 million, non-cash gains, net, of $15.0 million and (gains) losses, and equity in losses, of affiliates and impairments of $7.1 million.

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

Investing activities of continuing operations provided (used) cash of $52.2 million and $(75.3) million during the year ended July 31, 2016 and 2015, respectively. The $52.2 million of cash provided by investing activities during the fiscal year ended July 31, 2016 was primarily comprised of $7.9 million in capital expenditures, $1.3 million in proceeds from the disposition of property and equipment, $1.2 million in purchase of Trading Securities, $59.3 million in proceeds from the sale of Trading Securities and $0.8 million in proceeds from investments in affiliates. The $75.3 million of cash used in investing activities during the year ended July 31, 2015 was primarily comprised of $69.2 million in purchase of Trading Securities, $8.5 million in capital expenditures and $2.3 million in proceeds from the sale of Trading Securities.

Cash flows from financing activities of continuing operations during the year ended July 31, 2016 is primarily related to the repurchase of $30.4 million face value of the Company’s outstanding Notes. Cash flows used in financing activities of continuing operations during the year ended July 31, 2015 is primarily related to the $4.5 million in net repayments for the Company’s revolving line of credit.

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

	Operating Leases	Capital Lease Obligations	Purchase Obligations	Convertible Notes Interest & Principal	Total
	(In thousands)
Payments due by period
Less than 1 year	$11,301	$264	$37,808	$3,695	$53,068
1-3 years	12,215	331	—	76,935	89,481
3-5 years	5,278	197	—	—	5,475
More than 5 years	1,085	38	—	—	1,123

	$29,879	$830	$37,808	$80,630	$149,147

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2015 are as follows:

1.	These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2016, our reserves for income taxes totaled approximately $1.2 million.

2.	The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 11 of the accompanying consolidated financial statements for a summary of our expected contributions and benefit payments for these plans.

3.	Total rent and equipment lease expense charged to continuing operations was $17.3 million, $19.7 million and $21.3 million for the fiscal years ended July 31, 2016, 2015 and 2014, respectively.

4.	From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2016, the Company had no recorded liabilities with respect to these arrangements.

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

Revenue Recognition

The Company’s revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to clients under these arrangements include revenue attributable to the services performed as well as for materials procured on the Company’s clients’ behalf as part of its service to them. Other sources of revenue include the sale of products and other services. Revenue is recognized for services when the services are performed and for product sales when the products are shipped or in certain cases when products are built and title had transferred, if the client has also contracted with us for warehousing and/or logistics services for a separate fee, assuming all other applicable revenue recognition criteria are met.

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

The Company applies the provisions of ASC Topic 985, “Software” (“ASC Topic 985”), with respect to certain transactions involving the sale of software products by the Company’s e-Business operations.

The Company applies the guidance of Accounting Standards Codification (“ASC”) 605-25 “Revenue – Multiple-Element Arrangements” for determining whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. Under this guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative selling price of each separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. In general, revenue is recognized upon completion of the last deliverable. All deliverables that do not meet the separation criteria are combined into one unit of accounting and the appropriate revenue recognition method is applied.

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

Restructuring Expenses

The Company follows the provisions of ASC Topic 420, “Exit or Disposal Cost Obligations”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2016, the Company’s accrued restructuring balance totaled $3.0 million, of which remaining contractual obligations represented $0.6 million. These contractual obligations principally represent future obligations under non- cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate advisors to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%—20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by approximately $0.3 million to $0.7 million.

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

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value. As of July 31, 2016, $3.1 million, $9.9 million, $8.6 million, and $2.2 million of the Company’s long-lived assets related to the Americas, Asia, Europe, and e-Business reporting units, respectively, consisting primarily of property, equipment and software.

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

Investments

The Company had maintained interests in a small number of privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invested in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2016, the Company recorded gains of $0.8 million associated with its cost method investments. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net income or losses of the investee are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations. As of July 31, 2016 and 2015, the value of these investments was fully impaired. For the fiscal year ended July 31, 2015, the Company recorded an immaterial amount of its proportionate share of the affiliates’ gains. For the fiscal year ended July 31, 2014, the Company recorded its proportionate share of the affiliates’ losses of $0.1 million.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $42 thousand, $7.3 million and $1.4 million for fiscal years ended July 31, 2016, 2015 and 2014, respectively. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statements of Operations. During fiscal years ended July 31, 2016, 2015, and 2014, no such gains or losses had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2016, 2015 and 2014, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2016 totaled approximately $2.1 billion, $272.1 million and $75.1 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $37.2 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2016.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2017. The Company will properly present the balances when the ASU is adopted in the first quarter of fiscal year 2017.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis. This guidance will be effective on January 1, 2017. Early adoption is permitted. The Company has elected to early adopt this guidance on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update relate to when another party, along with the Company, are involved in providing a good or service to a customer and are intended to improve the operability and understandability of the implementation guidance on principal versus agent. Revenue recognition guidance requires companies to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the Company is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the Company is an agent). This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently in the process of assessing what impact this new update may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2018. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statements of Operations. As of July 31, 2016, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At July 31, 2016, the Company did not have an outstanding balance under its Credit Facility and the Company did not have any open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2016, the Company did not have any derivative financial instruments.

In fiscal year 2016, approximately 77% of the Company’s consolidated net revenue was generated internationally. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

Primary currencies include Euros, Singapore Dollars, Chinese Renminbi, Czech Koruna, Taiwan Dollars, Japanese Yen, and Australian Dollars. The statements of operations of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenue and operating expenses for our international operations. Similarly, our revenue and operating expenses will decrease for our international operations when the U.S. dollar strengthens against foreign currencies. While we attempt to balance local currency revenue to local currency expenses to provide in effect a natural hedge, it is not always possible to completely reduce the foreign currency exchange rate risk due to competitive and other reasons.

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2016, we recorded foreign currency translation losses of $1.5 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2016, we recorded foreign currency transaction losses of $0.6 million which are recorded in “Other gains (losses), net” in our Consolidated Statement of Operations.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ModusLink Global Solutions, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of ModusLink Global Solutions, Inc. and subsidiaries as of July 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. and subsidiaries at July 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated October 14, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2016

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$130,790	$119,431
Trading securities	16,768	78,716
Accounts receivable, trade, net of allowance for doubtful accounts of $489 and $57 at July 31, 2016 and July 31, 2015, respectively	111,336	131,216
Inventories	40,270	48,740
Funds held for clients	12,549	21,807
Prepaid expenses and other current assets	8,178	13,732

Total current assets	319,891	413,642
Property and equipment, net	22,271	22,736
Other assets	6,783	10,124

Total assets	$348,945	$446,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$114,432	$120,118
Accrued restructuring	2,936	1,528
Accrued expenses	37,740	38,970
Other current liabilities	39,658	50,737

Total current liabilities	194,766	211,353

Long-term portion of accrued restructuring	93	—
Notes payable	58,182	77,864
Other long-term liabilities	9,964	12,684

Long-term liabilities	68,239	90,548

Total liabilities	263,005	301,901

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at July 31, 2016 and July 31, 2015	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 55,249,076 issued and outstanding shares at July 31, 2016; 52,233,888 issued and outstanding shares at July 31, 2015	553	522
Additional paid-in capital	7,456,490	7,452,410
Accumulated deficit	(7,373,122)	(7,311,841)
Accumulated other comprehensive income	2,019	3,510

Total stockholders’ equity	85,940	144,601

Total liabilities and stockholders’ equity	$348,945	$446,502

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Twelve Months Ended July 31,
	2016	2015	2014
Net revenue	$459,023	$561,673	$723,400
Cost of revenue	434,265	507,188	648,675

Gross profit	24,758	54,485	74,725

Operating expenses
Selling, general and administrative	57,604	59,667	72,020
Amortization of intangible assets	—	667	1,097
Impairment of goodwill and long-lived assets	305	3,360	500
Restructuring, net	7,421	5,130	6,557

Total operating expenses	65,330	68,824	80,174

Operating loss	(40,572)	(14,339)	(5,449)

Other income (expense):
Interest income	668	893	382
Interest expense	(10,924)	(10,618)	(5,009)
Other gains (losses), net	(5,757)	15,005	(50)
Impairment of investments in affiliates	(42)	(7,295)	(1,420)

Total other expense	(16,055)	(2,015)	(6,097)

Loss before income taxes	(56,627)	(16,354)	(11,546)
Income tax expense	5,443	2,283	4,682
(Gains) losses, and equity in losses, of affiliates, net of tax	(789)	(208)	134

Loss from continuing operations	(61,281)	(18,429)	(16,362)
Discontinued operations, net of income taxes:
Income from discontinued operations	—	—	80

Net loss	$(61,281)	$(18,429)	$(16,282)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.18)	$(0.35)	$(0.32)
Income from discontinued operations	—	—	—

Net loss	$(1.18)	$(0.35)	$(0.32)

Weighted average common shares used in basic and diluted earnings per share	51,934	51,940	51,582

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Twelve Months Ended July 31,
	2016	2015	2014
Net loss	$(61,281)	$(18,429)	$(16,282)
Other comprehensive income:
Foreign currency translation adjustment	(1,539)	(8,163)	74
Pension liability adjustments, net of tax	—	(2,306)	166
Net unrealized holding gain (loss) on securities, net of tax	48	11	15

Other comprehensive income (loss)	(1,491)	(10,458)	255

Comprehensive loss	$(62,772)	$(28,887)	$(16,027)

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2013	51,575,893	$516	$7,419,806	$(7,277,130)	$13,713	$156,905
Net loss				(16,282)	—	(16,282)
Equity portion of convertible senior notes	—	—	27,163	—	—	27,163
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	354,711	3	1,365	—	—	1,368
Restricted stock grants	184,130	2	(2)	—	—	—
Restricted stock forfeitures	(13,971)	—	(45)	—	—	(45)
Share-based compensation	—	—	2,254	—	—	2,254
Other comprehensive items	—	—	—	—	255	255

Balance at July 31, 2014	52,100,763	521	7,450,541	(7,293,412)	13,968	171,618
Net loss				(18,429)		(18,429)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	33,358	—	113	—	—	113
Restricted stock grants	111,110	1	(1)	—	—	—
Restricted stock forfeitures	(11,343)	—	—	—	—	—
Share-based compensation	—	—	1,757	—	—	1,757
Other comprehensive items	—	—	—	—	(10,458)	(10,458)

Balance at July 31, 2015	52,233,888	522	7,452,410	(7,311,841)	3,510	144,601
Net loss				(61,281)		(61,281)
Equity portion of convertible notes	—	—	(64)	—	—	(64)
Issuance of common stock to Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P.	2,656,336	27	3,107	—	—	3,134
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	70,136	—	51	—	—	51
Restricted stock grants	340,259	4	(4)	—	—	—
Restricted stock forfeitures	(51,543)	—	(136)	—	—	(136)
Share-based compensation	—	—	1,126	—	—	1,126
Other comprehensive items	—	—	—	—	(1,491)	(1,491)

Balance at July 31, 2016	55,249,076	$553	$7,456,490	$(7,373,122)	$2,019	$85,940

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended July 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(61,281)	$(18,429)	$(16,282)
Income from discontinued operations	—	—	80

Loss from continuing operations	(61,281)	(18,429)	(16,362)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation	8,119	8,668	13,179
Amortization of intangible assets	—	667	1,097
Amortization of deferred financing costs	733	557	1,255
Accretion of debt discount	4,967	4,473	1,489
Impairment of goodwill and long-lived assets	305	3,360	500
Share-based compensation	1,126	1,757	2,254
Non-cash (gains) losses, net	4,519	(15,005)	50
(Gains) losses, and equity in losses of affiliates and impairments	(747)	7,087	1,554
Changes in operating assets and liabilities:
Trade accounts receivable, net	19,130	(14,970)	17,698
Inventories	7,752	11,839	(4,403)
Prepaid expenses and other current assets	10,763	(26,580)	(511)
Accounts payable, accrued restructuring and accrued expenses	(4,245)	22,258	(2,513)
Refundable and accrued income taxes, net	2,660	367	(311)
Other assets and liabilities	(13,589)	33,145	(4,837)

Net cash provided by (used in) operating activities	(19,788)	19,194	10,139

Cash flows from investing activities:
Additions to property and equipment	(7,936)	(8,518)	(4,489)
Proceeds from the disposition of property and equipment	1,318	—	—
Purchase of Trading Securities	(1,220)	(69,221)	(395)
Proceeds from the sale of Trading Securities	59,327	2,325	—
Investments in affiliates	(42)	(323)	(756)
Proceeds from investments in affiliates	789	408	—

Net cash provided by (used in) investing activities	52,236	(75,329)	(5,640)

Cash flows from financing activities:
Purchase of the Company’s Convertible Notes	(20,257)	—	—
Payment of deferred financing costs	—	—	(628)
Repayments on capital lease obligations	(228)	(216)	(130)
Net proceeds (repayments) of revolving line of credit	—	(4,453)	4,453
Proceeds from issuance of common stock	51	113	1,368
Repurchase of common stock	(127)	—	—
Proceeds from issuance of convertible notes, net of transaction costs of $3,430	—	—	96,570

Net cash used in financing activities	(20,561)	(4,556)	101,633

Cash flows from discontinued operations:
Operating cash flows	—	—	(324)

Net cash used in discontinued operations	—	—	(324)

Net effect of exchange rate changes on cash and cash equivalents	(528)	(3,393)	(209)

Net increase (decrease) in cash and cash equivalents	11,359	(64,084)	105,599
Cash and cash equivalents at beginning of period	119,431	183,515	77,916

Cash and cash equivalents at end of period	$130,790	$119,431	$183,515

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

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

Revenue Recognition

The Company’s revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to clients under these arrangements include revenue attributable to the services performed as well as for materials procured on the Company’s clients’ behalf as part of its service to them. Other sources of revenue include the sale of products and other services. Revenue is recognized for services when the services are performed and for product sales when the products are shipped or in certain cases when products are built and title had transferred, if the client has also contracted with us for warehousing and/or logistics services for a separate fee, assuming all other applicable revenue recognition criteria are met.

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

The Company applies the provisions of ASC Topic 985, “Software” (“ASC Topic 985”), with respect to certain transactions involving the sale of software products by the Company’s e-Business operations.

The Company applies the guidance of Accounting Standards Codification (“ASC”) 605-25 “Revenue – Multiple-Element Arrangements” for determining whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. Under this guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the client. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative selling price of each separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. In general, revenue is recognized upon completion of the last deliverable. All deliverables that do not meet the separation criteria are combined into one unit of accounting and the appropriate revenue recognition method is applied.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities greater than three months to twelve months at the time of purchase are considered short- term investments. Cash and cash equivalents consisted of the following:

	July 31, 2016	July 31, 2015
	(In thousands)
Cash and bank deposits	$29,566	$43,154
Money market funds	101,224	76,277

	$130,790	$119,431

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company’s Trading Securities are estimated using quoted market prices. The fair value of the Company’s Notes payable is $51.0 million as of July 31, 2016, which represents the value at which its lenders could trade its debt with in the financial markets, and does not represent the settlement value of these long-term debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates.

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $42 thousand, $7.3 million and $1.4 million for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statements of Operations.

Funds held for clients

Funds held for clients represent assets that are restricted for use solely for the purposes of satisfying the obligations to remit client’s customer funds to the Company’s clients. These funds are classified as a current asset and a corresponding other current liability on the Company’s Consolidated Balance Sheets.

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

Inventories consisted of the following:

	July 31, 2016	July 31, 2015
	(In thousands)
Raw materials	$28,506	$38,922
Work-in-process	590	536
Finished goods	11,174	9,282

	$40,270	$48,740

The Company continuously monitors inventory balances and records inventory provisions for any excess of the cost of the inventory over its estimated market value. The Company also monitors inventory balances for obsolescence and excess quantities as compared to projected demands. The Company’s inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, contractual provisions with its clients, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of its inventories, the Company uses the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and client requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, gross profit margins may be favorably impacted.

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

The Company’s valuation methodology for assessing impairment of long-lived assets, goodwill and other intangible assets requires management to make judgments and assumptions based on historical experience and on projections of future operating performance. Management may use third party valuation advisors to assist in its determination of the fair value of reporting units subject to impairment testing. The Company operates in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. If the assumptions used in estimating the valuations of the Company’s reporting units for purposes of impairment testing differ materially from actual future results, the Company may record impairment charges in the future and our financial results may be materially adversely affected.

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

Earnings (Loss) Per Share

The following table reconciles earnings per share for the fiscal years ended July 31, 2016, 2015 and 2014.

	Twelve Months Ended
	July 31,
	2016	2015	2014
	(In thousands, except per share data)
Loss from continuing operations	$(61,281)	$(18,429)	$(16,362)
Income from discontinued operations	—	—	80

Net loss	$(61,281)	$(18,429)	$(16,282)

Weighted average common shares outstanding	51,934	51,940	51,582
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—	—

Weighted average number of common and potential common shares	51,934	51,940	51,582

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.18)	$(0.35)	$(0.32)
Income from discontinued operations	0.00	0.00	0.00

Net loss	$(1.18)	$(0.35)	$(0.32)

Approximately 21.1 million, 21.6 million and 11.6 million common stock equivalent shares relating to the effects of outstanding stock options and restricted stock were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2016, 2015 and 2014, respectively, as their effect would be anti-dilutive due to the fact that the Company recorded a net loss for those periods. Approximately 16.5 million and 16.6 million and 6.2 million common shares outstanding associated with the convertible Notes, using the if-converted method, were excluded from the denominator in the calculation of diluted earnings (loss) per share for the fiscal years ended July 31, 2016, 2015 and 2014, respectively.

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

Major Clients and Concentration of Credit Risk

For the fiscal year ended July 31, 2016, 2015 and 2014, the Company’s 10 largest clients accounted for approximately 71%, 76% and 80% of consolidated net revenue, respectively. Sales to GoPro, Inc. (“GoPro”) accounted for approximately 13%, 19%, and 11% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. Sales to Philips International B.V. and Philips Consumer Lifestyle B.V. (together “Philips”) accounted for approximately 13%, 10%, and 8% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. GoPro accounted for approximately 6% and 15% of the Company’s Net Accounts Receivable balance as of July 31, 2016 and 2015, respectively. Philips accounted for approximately 10% and 5% of the Company’s Net Accounts Receivable balance as of July 31, 2016 and 2015, respectively. All four reportable segment report revenues associated with GoPro. The Europe reportable segment reports revenue associated with Philips. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable.

Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. The Company’s cash equivalent portfolio is diversified and consists primarily of short-term investment grade securities placed with high credit quality financial institutions. Cash and cash equivalents are maintained at accredited financial institutions, and those and the balances associated with Funds Held for Clients are at times without and in excess of federally insured limits. The Company has never experienced any losses related to these balances and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with financial institutions.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2017. The Company will properly present the balance when the ASU is adopted in the first quarter of fiscal year 2017.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis. This guidance will be effective on January 1, 2017. Early adoption is permitted. The Company has elected to early adopt this guidance on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update relate to when another party, along with the Company, are involved in providing a good or service to a customer and are intended to improve the operability and understandability of the implementation guidance on principal versus agent. Revenue recognition guidance requires companies to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the Company is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the Company is an agent). This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently in the process of assessing what impact this new update may have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2018. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.

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

	July 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$57	$63	$64
Provisions charged to expense	458	—	59
Accounts written off	(26)	(6)	(60)

	$489	$57	$63

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

The total amount of accounts receivable factored was $0.9 million and $1.0 million for the years ended July 31, 2016 and 2015, respectively. The cost incurred on the sale of these receivables was immaterial for years ended July 31, 2016 and 2015, respectively. The cost of selling these receivable is dependent upon the number of days between the sale date of the receivable and the date the client’s invoice is due and the interest rate. The interest rate associated with the sale of these receivables is equal to LIBOR plus 0.85%. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

(4)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2016	2015
	(In thousands)
Buildings	$24,344	$27,294
Machinery and equipment	24,676	31,264
Leasehold improvements	14,735	14,799
Software	44,579	42,790
Other	24,156	22,188

	132,490	138,335
Less: Accumulated depreciation and amortization	(110,219)	(115,599)

Property and equipment, net	$22,271	$22,736

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2016	2015
	(In thousands)
Machinery and equipment	$370	$370
Other	118	212

	488	582
Less: Accumulated depreciation and amortization	(455)	(431)

	$33	$151

The Company recorded depreciation expense of $8.1 million, $8.7 million and $13.2 million for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. Depreciation expense within the Americas, Asia, Europe, and e-Business was

$1.5 million, $3.2 million, $2.6 million, and $0.8 million, respectively, for fiscal year 2016, $2.3 million, $3.2 million, $2.5 million, and $0.6 million, respectively, for fiscal year 2015, $3.4 million, $4.8 million, $4.2 million, and $0.8 million, respectively, for fiscal year 2014. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

During the year ended, July, 2016, the Company recorded an impairment charge of $0.3 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value. During the year ended July 31, 2015, the Company recorded $0.3 million in impairment charges related to the write-down of leasehold improvements associated with the planned closure of a facility. During the year ended July 31, 2014, the Company recorded an impairment charge of $0.5 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value. These charges are reflected in “impairment of goodwill and long-lived assets” in the Consolidated Statements of Operations.

(5)	INVESTMENTS

Trading securities

As of July 31, 2016, the Company had $16.8 million in investments in Trading Securities, $12.6 million of which were the publicly traded convertible debentures. During the year ended July 31, 2016, the Company sold $57.2 million in publicly traded securities, with a realized gain of $6.4 million. During the year ended July 31, 2016, the Company received proceeds of $59.3 million associated with the sale of publicly traded securities. However, $2.1 million of these proceeds are related to trades executed during the year ended July 31, 2015. During the year ended July 31, 2016, the Company acquired publicly traded securities of $1.2 million. During the year ended July 31, 2016, the Company recognized $12.3 million in net non-cash losses associated with its Trading Securities.

During the year ended July 31, 2015, the Company acquired convertible debentures of a publicly traded entity of $34.1 million and acquired common stock of a publicly traded entity of $35.1 million. During the year ended July 31, 2015, the Company sold $3.9 million in publicly traded securities, with a realized gain of $0.8 million. However, the cash associated with $2.1 million of these trades was received subsequent to July 31, 2015. The receivable associated with this receipt is classified under other current assets on the Company’s balance sheet as of July 31, 2015. As of July 31, 2015, the Company had $78.7 million in investments in Trading Securities, $41.3 million of which were the publicly traded convertible debentures. During the year ended July 31, 2015, the Company recognized $12.8 million in net non-cash gains associated with its Trading Securities held as of the end of the year. Unrealized gains and losses associated with these securities were immaterial for the fiscal year ended July 31, 2014.

The Company’s purchases of the publicly traded convertible debentures were on the open market. The chairman of the board of ModusLink Global Solutions, Inc. is also the chairman of the board of the company issuing the publicly traded convertible debentures. The Chief Executive Officer of ModusLink Global Solutions, Inc. also serves on the board of the company issuing the publicly traded convertible debentures. The trading securities were classified within Level 1 of the fair value hierarchy. Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities.

@Ventures

The Company maintained interests in a small number of privately held companies primarily through its interests in two venture capital funds which invest as “@Ventures.” The Company invested in early stage technology companies. These investments were generally made in connection with a round of financing with other third-party investors.

As of July 31, 2016 and 2015, the value of these investments was fully impaired. During the fiscal years ended July 31, 2016, 2015 and 2014, an immaterial amount, $0.3 million and $0.8 million, respectively, was invested by @Ventures in privately held companies. During the fiscal years ended July 31, 2015 and 2014, the Company recorded $7.3 million and $1.4 million, respectively, of impairment charges related to certain investments in the @Ventures portfolio of companies. During the fiscal years ended July 31, 2016 and 2015, the Company received distributions of approximately $0.8 million and $0.4 million, respectively, from its investments. During the fiscal year ended July 31, 2014, @Ventures did not receive any distributions from its investments.

Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2016 and 2015, the Company recorded gains of $0.8 million and $0.2 million, respectively, associated with its cost method investments. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net income or losses of the investee are reflected in “(Gains) losses, and equity in losses, of affiliates” in the Company’s Consolidated Statements of Operations. For the fiscal year ended July 31, 2015, the Company recorded an immaterial proportionate share of the affiliates’ gains. For the fiscal year ended July 31, 2014, the Company recorded its proportionate share of the affiliates’ losses of $0.1 million.

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

During the year ended July 31, 2015, the Company became aware in various quarters that there may be indicators of impairment for certain investments in the @Ventures portfolio of companies. During the year, the Company performed evaluations of its portfolio companies and determined that due to market conditions and their recent performance the portfolio companies were unable to secure potential investors or buyers to fund them as a going concern. As a result, these investments were impaired and the Company recorded impairment charges of $7.3 million during the year ended July 31, 2015.

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

As of July 31, 2016, the Company is not committed to fund any follow-on investments in any of the @Ventures portfolio companies.

(6)	GOODWILL AND INTANGIBLE ASSETS

The Company conducted its annual goodwill impairment test on July 31 of each fiscal years ended July 31, 2015 and 2014. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relied on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe and e-Business.

If the carrying value of a reporting unit exceeds its fair value, the Company calculates the implied fair value of the reporting unit’s goodwill and compares it to the carrying value. If the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded for the difference. The fair value of a reporting unit is primarily based on a discounted cash flow (“DCF”) method. The DCF approach requires that the Company forecast future cash flows for the reporting unit and discount the cash flow streams based on a weighted average cost of capital that is derived, in part, from comparable companies within similar industries. The DCF calculations also include a terminal value calculation that is based upon an expected long-term growth rate for the applicable reporting unit. The Company believes that the use of the income approach is appropriate due to lack of comparability to guideline companies and the lack of comparable transactions under the market approach. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. The carrying values of each reporting unit include assets and liabilities which relate to the reporting unit’s operations. During the fourth quarter of fiscal year 2015, the Company completed its annual impairment analysis of goodwill and determined that the fair value of the reporting unit, derived from forecasted cash flows, did not exceed its carrying value. As a result of the annual impairment analysis and in connection with the preparation of its annual financial statements for the fiscal year ended July 31, 2015, the Company concluded that its remaining goodwill was fully impaired and recorded a $3.1 million non-cash goodwill impairment charge. The impairment charge was not deductible for tax purposes. The impairment charge did not affect the Company’s liquidity or cash flows and had no effect on the Company’s compliance with the financial covenants under its credit agreement. The Company’s goodwill of $3.1 million as of July 31, 2014 related to the Company’s e-Business reporting unit.

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of July 31, 2015. Amortization expense for intangible assets for the fiscal years ended July 31, 2015 and 2014 totaled $0.7 million and $1.1 million, respectively.

(7)	RESTRUCTURING

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2016, 2015, and 2014:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2013	$3,974	$1,190	$5,164

Restructuring charges	6,111	294	6,405
Restructuring adjustments	161	(9)	152
Cash paid	(8,640)	(817)	(9,457)
Non-cash adjustments	81	(60)	21

Accrued restructuring balance at July 31, 2014	1,687	598	2,285

Restructuring charges	5,063	324	5,387
Restructuring adjustments	(193)	(64)	(257)
Cash paid	(4,949)	(691)	(5,640)
Non-cash adjustments	(171)	(76)	(247)

Accrued restructuring balance at July 31, 2015	1,437	91	1,528

Restructuring charges	6,025	1,536	7,561
Restructuring adjustments	(108)	(32)	(140)
Cash paid	(5,244)	(641)	(5,885)
Non-cash adjustments	(36)	1	(35)

Accrued restructuring balance at July 31, 2016	$2,074	$955	$3,029

It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ending July 31, 2017. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that contractual obligations will be substantially fulfilled by the end of December 2016.

During the fiscal year ended July 31, 2016, the Company recorded a net restructuring charge of $7.4 million. Of this amount, $5.9 million primarily related to the workforce reduction of 228 employees across all operating segments, and $1.5 million related to contractual obligations.

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

The net restructuring charges for the fiscal years ended July 31, 2016, 2015 and 2014 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Twelve Months Ended July 31,
	2016	2015	2014
Cost of revenue	$4,812	$4,718	$4,283
Selling, general and administrative	2,609	412	2,274

	$7,421	$5,130	$6,557

The following tables summarize the restructuring accrual by operating segment for the fiscal years ended July 31, 2016, 2015 and 2014:

	Americas	Asia	Europe	e-Business	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2013	$382	$520	$4,256	$6	$5,164

Restructuring charges	918	944	4,235	308	6,405
Restructuring adjustments	(49)	(11)	102	110	152
Cash paid	(975)	(1,161)	(6,957)	(364)	(9,457)
Non-cash adjustments	(81)	(18)	114	6	21

Accrued restructuring balance at July 31, 2014	195	274	1,750	66	2,285

Restructuring charges	1,073	1,056	3,158	100	5,387
Restructuring adjustments	(164)	(59)	7	(41)	(257)
Cash paid	(869)	(1,106)	(3,655)	(10)	(5,640)
Non-cash adjustments	—	88	(234)	(101)	(247)

Accrued restructuring balance at July 31, 2015	235	253	1,026	14	1,528

Restructuring charges	1,885	2,293	2,353	1,030	7,561
Restructuring adjustments	—	(46)	(94)	—	(140)
Cash paid	(1,258)	(1,563)	(2,895)	(169)	(5,885)
Non-cash adjustments	—	(43)	8	—	(35)

Accrued restructuring balance at July 31, 2016	$862	$894	$398	$875	$3,029

(8)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following schedules reflect the components of “Accrued Expenses” and “Other Current Liabilities”:

	July 31, 2016	July 31, 2015
	(In thousands)
Accrued taxes	$3,068	$334
Accrued compensation	9,590	10,532
Accrued interest	1,346	2,248
Accrued other	23,736	25,856

	$37,740	$38,970

	July 31, 2016	July 31, 2015
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Funds held for clients	12,549	21,807
Other	8,227	10,048

	$39,658	$50,737

As of July 31, 2016 and 2015, the Company had accrued pricing liabilities of approximately $18.9 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at July 31, 2016 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of July 31, 2016, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the year ended July 31, 2016.

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

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) are capitalized as a long-term asset on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Notes. This amount has been classified as long-term as the underlying debt instrument has been classified as a long-term liability in the Company’s balance sheet. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital. The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $51.0 million and $88.2 million as of July 31, 2016 and July 31, 2015, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company.

During the quarter ended April 30, 2016, the Company purchased $0.5 million in face value of the Notes in the open market at a purchase price of $0.4 million. During the quarter ended July 31, 2016, the Company purchased $2.0 million in face value of the Notes in the open market at a purchase price of $1.4 million. On July 21, 2016, the Company entered into an agreement with Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P. (together “Highbridge”) for the repurchase $27.9 million in face value of the Notes. The consideration paid to Highbridge included 2.7 million in newly issued shares of the Company’s common stock, par value $0.01 per share, a cash payment of $18.5 million and a cash payment in the amount of the unpaid interest ($0.6 million). The transaction was executed in a private transaction and closed on July 27, 2016. The Notes were cancelled following closing. These transactions resulted in a non-cash gain of $0.8 million and a reduction of the equity component of $0.1 million. The gain of $0.8 million on these transactions is presented as a component of other gains and losses.

The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to the Company’s credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of July 31, 2016 and 2015, the net carrying value of the Notes was $58.2 million and $77.9 million, respectively.

	July 31, 2016	July 31, 2015
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$27,099	$27,163
Principal amount of Notes	$69,625	$100,000
Unamortized debt discount	(11,443)	(22,136)

Net carrying amount	$58,182	$77,864

As of July 31, 2016, the remaining period over which the unamortized discount will be amortized is 41 months.

	Twelve Months Ended July 31,
	2016	2015
Interest expense related to contractual interest coupon	$5,159	$5,310
Interest expense related to accretion of the discount	4,967	4,473
Interest expense related to debt issuance costs	439	344

	$10,565	$10,127

During the year ended July 31, 2016 and 2015, the Company recognized interest expense of $10.6 million and $10.1 million associated with the Notes, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The Notes bear interest of 5.25%.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide the Company’s clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the year ended July 31, 2016, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of July 31, 2016 and 2015, the Company did not have any balance outstanding on the PNC Bank credit facility.

(10)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2016, are as follows:

	Operating Leases	Capital Lease Obligations	Purchase Obligations	Convertible Notes Interest & Principal	Total
	(In thousands)
For the fiscal years ended July 31:
2017	$11,301	$264	$37,808	$3,695	$53,068
2018	6,932	225	—	3,655	10,812
2019	5,283	106	—	73,280	78,669
2020	2,689	101	—	—	2,790
2021	2,589	96	—	—	2,685
Thereafter	1,085	38	—	—	1,123

	$29,879	$830	$37,808	$80,630	$149,147

Total rent and equipment lease expense charged to continuing operations was $17.3 million, $19.7 million and $21.3 million for the fiscal years ended July 31, 2016, 2015 and 2014, respectively.

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2016, the Company had no recorded liabilities with respect to these arrangements.

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which the Company has not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to the delivery of goods or performance of services.

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

On June 8, 2015, Sean Peters, a former employee filed a complaint (the “Complaint”) against ModusLink Corporation in Superior Court of California asserting claims, among other things, for failure to pay wages, breach of contract, wrongful retaliation and termination, fraud, violations of California Business and Professions Code Section 17200, et seq., and civil penalties pursuant to California Labor Code Sections and pursuant to the California Private Attorney General Act, seeking over $1.0 million in damages, attorneys’ fees and costs and penalties. ModusLink filed an Answer to the Complaint making a general denial and asserting various affirmative defenses. The parties are currently engaged in discovery. Although there can be no assurance as to the ultimate outcome, ModusLink believes it has meritorious defenses and intends to defend the allegations vigorously.

(11)	DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of its employees in its Netherlands facility, one defined benefit pension plan covering certain of its employees in its Taiwan facility and one unfunded defined benefit pension plan covering certain of its employees in Japan. Pension costs are actuarially determined.

The plan assets are primarily related to the defined benefit plan associated with the Company’s Netherlands facility. It consists of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2016 and 2015, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2016	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$24,012	94%	$—	$—	$24,012
Other investments	1,461	6%	—	—	1,461

	$25,473	100%	$—	$—	$25,473

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2015	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$18,038	93%	$—	$—	$18,038
Other investments	1,312	7%	—	—	1,312

	$19,350	100%	$—	$—	$19,350

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2016	2015
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$25,617	$26,326
Service cost	632	658
Interest cost	637	604
Actuarial (gain) loss	5,351	3,310
Employee contributions	120	51
Amendments	—	24
Benefits and administrative expenses paid	(269)	(311)
Adjustments	156	6
Settlements	(55)	(279)
Effect of curtailment	(941)	(164)
Currency translation	419	(4,608)

Benefit obligation at end of year	31,667	25,617

Change in plan assets
Fair value of plan assets at beginning of year	19,350	22,543
Actual return on plan assets	5,556	852
Employee contributions	120	129
Employer contributions	539	347
Settlements	(55)	(264)
Benefits and administrative expenses paid	(269)	(311)
Currency translation	232	(3,946)

Fair value of plan assets at end of year	25,473	19,350

Funded status
Assets	889	81
Current liability	(68)	(43)
Noncurrent liability	(7,015)	(6,305)

Net amount recognized in statement of financial position as a noncurrent asset (liability)	$(6,194)	$(6,267)

The accumulated benefit obligation was approximately $29.0 million and $22.7 million at July 31, 2016, and 2015, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2016	2015
	(In thousands)
Projected benefit obligation	$31,667	$24,818
Accumulated benefit obligation	$29,031	$22,205
Fair value of plan assets	$24,584	$18,470

Components of net periodic pension cost were as follows:

	Twelve Months Ended July 31,
	2016	2015	2014
	(In thousands)
Service cost	$632	$658	$521
Interest costs	637	604	743
Expected return on plan assets	(491)	(537)	(577)
Amortization of net actuarial (gain) loss	222	64	62
Curtailment gain	(844)	(164)	—

Net periodic pension costs	$156	$625	$749

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal year 2017 is approximately $6.0 million related to amortization of a net actuarial loss and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	Twelve Months Ended July 31,
	2016	2015	2014
Discount rate	1.72%	2.46%	2.95%
Rate of compensation increase	1.92%	1.95%	2.05%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Twelve Months Ended July 31,
	2016	2015	2014
Discount rate	1.95%	3.05%	3.73%
Expected long-term rate of return on plan assets	2.41%	3.02%	3.54%
Rate of compensation increase	1.83%	2.41%	2.01%

The discount rate reflects the Company’s best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as per July 31, 2016 for the appropriate duration of the plan.

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

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal year 2026. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plans are expected to be approximately $0.2 million in fiscal year 2017.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2017	200
2018	168
2019	211
2020	208
2021	237
Next 5 years	1,818

The current target allocations for plan assets are primarily insurance contracts. The market value of plan assets using Level 3 inputs is approximately $25.5 million.

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

(12)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Twelve Months Ended July 31,
	2016	2015	2014
	(In thousands)
Foreign currency exchange gain (losses)	$(593)	$1,796	$(480)
Gains (losses) on Trading Securities	(5,920)	13,611	—
Other, net	756	(402)	430

	$(5,757)	$15,005	$(50)

Other gains (losses), net totaled approximately $(5.8) million for the fiscal years ended July 31, 2016. The balance consists primarily of $(12.3) million and $6.4 million, in net non-cash and cash gains and (losses), respectively, associated with its Trading Securities, $0.8 million in non-cash gains associated with the repurchase of the Company’s Notes and $(0.6) million in net realized and unrealized foreign exchange losses, offset by other gain and losses.

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

Stock Option Plans

During the fiscal year ended July 31, 2016, the Company had outstanding awards for stock options under two plans: the 2010 Incentive Award Plan (the “2010 Plan”) and the 2005 Non-Employee Director Plan (the “2005 Plan”). Historically, the Company has had the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (the “2002 Plan”), and the 2000 Stock Incentive Plan (the “2000 Plan”). Options granted under the 2010 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. The Company may also grant awards other than stock options under the 2010 Plan. Options granted under the 2005 plan are exercisable in equal monthly installments over three years, and have a term of ten years. As of December 2010, no additional grants may be issued under this plan. Stock options granted under all other plans have contractual terms of seven years.

During the fiscal year ended July 31, 2013, under the 2010 Plan, the Company issued to certain officers options that vest based on market conditions, specifically, the performance of the Company’s stock (the “Market Options”). The Market Options have a seven-year term and vest and become exercisable as to 20% of the total number of shares subject to the Market Option on each of the first five anniversaries of the grant date, subject to a minimum average share price being achieved as of each such vesting date (the “Price Performance Threshold”), which shall be (i) 1.5 times the exercise price, (ii) 2 times the exercise price, (iii) 2.5 times the exercise price, (iv) 3 times the exercise price and (v) 3.5 times the exercise price, respectively. If the specified minimum average share price for the applicable anniversary date is not achieved, 20% of the total number of shares subject to the Market Option shall not vest and become exercisable but may vest on the subsequent anniversary date if the minimum average share price related to the earlier anniversary date is achieved or exceeded on the subsequent anniversary date. These options were no longer outstanding as of July 31, 2016.

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

Under the 2010 Plan, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the issuance of (i) 5,000,000 shares of common stock of the Company plus (ii) the number of shares subject to outstanding awards under the Company’s 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Prior Plans”) that expire or are forfeited following December 8, 2010, the effective date of the 2010 Plan. As of December 8, 2010, the Company ceased making any further awards under its Prior Plans. As of December 8, 2010, the effective date of the 2010 Plan, there were an additional 2,922,258 shares of common stock underlying equity awards issued under the Company’s Prior Plans. This amount represents the maximum number of additional shares that may be added to the 2010 Plan should these awards expire or be forfeited subsequent to December 8, 2010. Any awards that were outstanding under the Prior Plans as of the effective date continued to be subject to the terms and conditions of such Prior Plan. As of July 31, 2016, 4,801,456 shares were available for future issuance under the 2010 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan, (the “ESPP”) under which an aggregate of 600,000 shares of the Company’s stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2016, 2015 and 2014, the Company issued approximately 30,000, 15,000 and 18,000 shares, respectively, under the ESPP. Approximately 147,000 shares are available for future issuance as of July 31, 2016.

Stock Option Valuation and Expense Information

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2016, 2015 and 2014:

	Twelve Months Ended July 31,
	2016	2015	2014
	(In thousands)
Cost of revenue	$96	$171	$434
Selling, general and administrative	1,030	1,586	1,820

	$1,126	$1,757	$2,254

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2016, 2015, and 2014 was $1.11, $1.59 and $1.89, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Years Ended July 31,
	2016	2015	2014
Expected volatility	55.80%	56.30%	57.32%
Risk-free interest rate	1.28%	1.24%	1.16%
Expected term (in years)	4.41	4.41	4.41
Expected dividend yield	0.00%	0.00%	0.00%

The volatility assumption for fiscal years 2016, 2015 and 2014 is based on the weighted-average of the historical volatility of the Company’s common shares for a period equal to the expected term of the stock option awards.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended July 31, 2016, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options

A summary of option activity for the fiscal year ended July 31, 2016 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2015	3,090	$4.19
Granted	556	2.51
Exercised	—	—
Forfeited or expired	(2,278)	3.68

Stock options outstanding, July 31, 2016	1,368	4.36	3.58	$—

Stock options exercisable, July 31, 2016	1,103	$4.49	3.30	$—

As of July 31, 2016, unrecognized share-based compensation related to stock options was approximately $0.4 million. This cost is expected to be expensed over a weighted average period of 1.7 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2016 and 2015 was immaterial. The aggregate intrinsic value of options exercised during the fiscal year ended July 31, 2014 was $0.2 million.

As of July 31, 2016, there were 1.3 million stock options that were vested and expected to vest in the future with a weighted- average remaining contractual term of 3.56 years. The aggregate intrinsic value of these awards is immaterial.

Nonvested Stock

Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2016, 2015 and 2014 was $0.7 million, $0.6 million and $0.7 million, respectively.

A summary of the activity of the Company’s nonvested stock for the fiscal year ended July 31, 2016, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(share amounts in thousands)
Nonvested stock outstanding, July 31, 2015	476	$3.54
Granted	245	2.45
Vested	(290)	3.60
Forfeited	(173)	3.45

Nonvested stock outstanding, July 31, 2016	258	$2.48

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2016, 2015 and 2014 was approximately $1.0 million, $0.3 million and $0.3 million, respectively. As of July 31, 2016, there was approximately $0.3 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 0.5 years.

(14)	INCOME TAXES

The components of loss from continuing operations before provision for income taxes are as follows:

	Twelve Months Ended July 31,
	2016	2015	2014
	(In thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$(69,861)	$(8,476)	$(21,437)
Foreign	13,234	(7,878)	9,891

Total loss from continuing operations before income taxes	$(56,627)	$(16,354)	$(11,546)

The components of income tax expense have been recorded in the Company’s consolidated financial statements as follows:

	Twelve Months Ended July 31,
	2016	2015	2014
	(In thousands)
Income tax expense from continuing operations	5,443	2,283	4,682

Total income tax expense	$5,443	$2,283	$4,682

The components of income tax expense from continuing operations consist of the following:

	Twelve Months Ended July 31,
	2016	2015	2014
	(In thousands)
Current provision
Federal	$—	$—	$—
State	—	—	—
Foreign	3,090	4,323	4,916

	3,090	4,323	4,916

Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	2,353	(2,040)	(234)

	2,353	(2,040)	(234)

Total tax provision	$5,443	$2,283	$4,682

Deferred income tax assets and liabilities have been classified on the Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. During the year ended July 31, 2016, the Company elected to early adopt ASU No. 2015-17, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis. As a result, prior consolidated balance sheets were not retrospectively adjusted. As of July 31, 2016, the Company recorded a non-current deferred tax asset of $2.3 million and a non-current deferred tax liability of $0.8 million in Other Current Assets, Other Assets and Other Long-term Liabilities, respectively. As of July 31, 2015, the Company recorded a current deferred tax asset of $1.1 million, a non-current deferred tax asset of $5.2 million and a non-current deferred tax liability of $1.0 million in Other Current Assets, Other Assets and Other Long-term Liabilities, respectively. The components of deferred tax assets and liabilities are as follows:

	July 31, 2016			July 31, 2015
	Current	Non-current	Total	Current	Non-current	Total
	(In thousands)			(In thousands)
Deferred tax assets:
Accruals and reserves	$—	$12,240	$12,240	$4,592	$5,686	$10,278
Tax basis in excess of financial basis of investments in affiliates	—	19,051	19,051	—	18,959	18,959
Tax basis in excess of financial basis for intangible and fixed assets	—	8,455	8,455	—	9,499	9,499
Net operating loss and capital loss carry forwards	—	744,357	744,357	—	739,042	739,042

Total gross deferred tax assets	—	784,103	784,103	4,592	773,186	777,778
Less: valuation allowance	—	(760,906)	(760,906)	(3,515)	(747,054)	(750,569)

Net deferred tax assets	$—	$23,197	$23,197	$1,077	$26,132	$27,209

Deferred tax liabilities:
Accruals and reserves	$—	$—	$—	$(60)	$—	$(60)
Financial basis in excess of tax basis for intangible and fixed assets	—	(861)	(861)	—	(961)	(961)
Convertible Debt	—	(4,241)	(4,241)	—	(7,524)	(7,524)
Undistributed accumulated earnings of foreign subsidiaries	—	(16,554)	(16,554)	—	(13,363)	(13,363)

Total gross deferred tax liabilities	—	(21,656)	(21,656)	(60)	(21,848)	(21,908)

Net deferred tax asset	$—	$1,541	$1,541	$1,017	$4,284	$5,301

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2016 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(745,445)
Additional paid in capital	(15,461)

$(760,906)

The net change in the total valuation allowance for the fiscal year ended July 31, 2016 was an increase of approximately $10.3 million. This increase is primarily due to a valuation allowance provided for in the Netherlands and Pudong for the year ended July 31, 2016. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2015 was a decrease of approximately $7.8 million.

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

On October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan between the Company and American Stock Transfer & Trust Company, LLC, as rights agent (as amended from time to time, the “Tax Plan”). The Tax Plan reduces the likelihood that changes in the Company’s investor base would have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code. On October 9, 2014, the Tax Plan was amended by the Company’s Board of Directors to extend the expiration of the Tax Plan until October 17, 2017. Following the stockholders’ approval of the Protective Amendment (as described in the following paragraphs) at the Company’s 2014 Annual Meeting, the Tax Plan was further amended so that it expired at the close of business on December 31, 2014.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $272.1 million, respectively, at July 31, 2016. The federal net operating losses will expire from fiscal year 2022 through 2036 and the state net operating losses will expire from fiscal year 2017 through 2036. The Company has a foreign net operating loss carryforward of approximately $75.1 million, of which $53.1 million has an indefinite carryforward period. In addition, the Company has an immaterial amount of capital loss carryforwards for federal and state tax purposes. The federal and state capital losses will expire in fiscal year 2018.

The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $49.8 million at July 31, 2016, of which approximately $3.3 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently undistributed earnings is estimated at $1.2 million. The Company has recorded a deferred tax liability of $16.6 million on the remaining $46.5 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Twelve Months Ended July 31,
	2016	2015	2014
	(In thousands)
Computed “expected” income tax expense (benefit)	$(19,368)	$(5,653)	$(3,907)
Increase (decrease) in income tax expense resulting from:
Losses not benefited	22,907	2,067	3,282
Foreign dividends	4,730	732	5,737
Foreign tax rate differential	(1,082)	1,262	(750)
Capitalized costs	—	(478)	(54)
Nondeductible goodwill impairment	—	1,070	—
Nondeductible expenses	262	417	(49)
Foreign withholding taxes	762	(19)	423
Reversal of uncertain tax position reserves	(2,768)	—	—
Foreign tax reserve	—	2,885	—

Actual income tax expense	$5,443	$2,283	$4,682

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when necessary. Based on the evaluation of current tax positions, the Company believes it has appropriately accrued for exposures.

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2016, 2015 and 2014, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $1.2 million, $3.9 million and $1.1 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2012 through July 31, 2016. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2008 through 2015 tax years remain subject to examination in most locations while the Company’s 2004 through 2015 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Twelve Months Ended July 31,
	2016	2015	2014
	(In thousands)
Balance as of beginning of year	$3,756	$1,028	$1,015
Additions for current year tax positions	19	2,884	13
Currency translation	—	(156)	—
Reductions for lapses in statute of limitations	(27)	—	—
Reductions of prior year tax positions	(2,754)	—	—

Balance as of end of year	$994	$3,756	$1,028

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the fiscal year ended July 31, 2016, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2016, 2015 and 2014, the Company had recorded liabilities for interest expense related to uncertain tax positions in the amount of $40,000, $48,000 and $48,000, respectively. The

Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that any unrecognized tax benefits will reverse in the next twelve months.

(15)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2015	$7,670	$(4,206)	$46	$3,510
Foreign currency translation adjustment	(1,539)	—	—	(1,539)
Net unrealized holding gain on securities	—	—	48	48

Net current-period other comprehensive income (loss)	(1,539)	—	48	(1,491)

Accumulated other comprehensive income (loss) at July 31, 2016	$6,131	$(4,206)	$94	$2,019

In the fiscal years ended July 31, 2016, the Company recorded an immaterial amount in taxes related to other comprehensive income. In the fiscal years ended July 31, 2015, the Company recorded approximately $0.5 million in taxes related to other comprehensive income. In the fiscal years ended July 31, 2014, the Company recorded an immaterial amount in taxes related to other comprehensive income.

(16)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2016	2015	2014
	(In thousands)
Cash paid for interest	$6,111	$5,281	$33
Cash paid for income taxes	$3,287	$2,078	$3,838

Cash paid for taxes can be higher than income tax expense as shown on the Company’s consolidated statements of operations due to prepayments made in certain jurisdictions as well as to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-cash Activities

Non-cash financing activities during the fiscal years ended July 31, 2016, 2015 and 2014 included the issuance of approximately 0.2 million, 0.1 million and 0.2 million shares, respectively, of nonvested common stock, valued at approximately $0.6 million, $0.5 million and $1.0 million, respectively, to certain employees of the Company. Non-cash financing activities during the fiscal year ended July 31, 2016 also included the issuance of 2.7 million shares of the Company’s common stock, valued at $3.1 million, associated with the repurchase of the Company’s Notes. See Note 9 for further details.

Non-cash investing activities during the fiscal year ended July 31, 2015 included unsettled trades associated with the sale of $2.1 million in common stock of a publicly traded entity. Non-cash investing activities during the fiscal year ended July 31, 2014 included unsettled trades associated with the acquisition of $12.9 million in 4.0625% convertible debentures of a publicly traded entity and $9.4 million in common stock of a publicly traded entity.

(17)	STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s board of directors has the authority, subject to any limitations prescribed by Delaware law, to issue shares of preferred stock in one or more series and to fix and determine the designation, privileges, preferences and rights and the qualifications, limitations and restrictions of those shares, including dividend rights, conversion rights, voting rights, redemption rights, terms of sinking funds, liquidation preferences and the number of shares constituting any series or the designation of the series, without any further vote or action by the stockholders. Any shares of the Company’s preferred stock so issued may have priority over its common stock with respect to dividend, liquidation and other rights. The Company’s board of directors may authorize the issuance of preferred stock with voting rights or conversion features that could adversely affect the voting power or other rights of the holders of its common stock. Although the issuance of preferred stock could provide us with flexibility in connection with possible acquisitions and other corporate purposes, under some circumstances, it could have the effect of delaying, deferring or preventing a change of control.

Common Stock

Each holder of the Company’s common stock is entitled to:

•	one vote per share on all matters submitted to a vote of the stockholders, subject to the rights of any preferred stock that may be outstanding;

•	dividends as may be declared by the Company’s board of directors out of funds legally available for that purpose, subject to the rights of any preferred stock that may be outstanding; and

•

a pro rata share in any distribution of the Company’s assets after payment or providing for the payment of liabilities and the liquidation preference of any outstanding preferred stock in the event of liquidation.

Holders of the Company’s common stock have no cumulative voting rights, redemption rights or preemptive rights to purchase or subscribe for any shares of its common stock or other securities. All of the outstanding shares of common stock are fully paid and nonassessable. The rights, preferences and privileges of holders of its common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any existing series of preferred stock and any series of preferred stock that the Company may designate and issue in the future. There are no redemption or sinking fund provisions applicable to the Company’s common stock.

On March 12, 2013, stockholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. (“Steel Partners”) at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Partners a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. These warrants expire after a term of five years after issuance. All the warrants were outstanding as of July 31, 2016.

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

On July 21, 2016, the Company entered into an agreement with Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P. (together “Highbridge”) for the repurchase of 5.25% Convertible Senior Notes of the Company. The consideration paid to Highbridge included 2,656,336 newly issued shares of the Company’s common stock, par value $0.01 per share (valued based on the closing price of the ModusLink Common Stock on July 21, 2016), a cash payment of $18.5 million and a cash payment in the amount of the unpaid interest ($0.6 million). The transaction was executed in a private transaction and closed on July 27, 2016. The Notes were cancelled following closing.

(18)	FOREIGN CURRENCY CONTRACTS

During the years ended July 31, 2016 and 2015, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of July 31, 2016, there were no foreign currency forward contracts outstanding. As of July 31, 2015, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was immaterial. As of July 31, 2015, the fair value of the Company’s short-term foreign currency contracts was immaterial and is included in other current liabilities. These contracts are designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of Other Gains (Losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the year ended July 31, 2016, the Company recognized $0.1 million in net gains associated with these contracts.

(19)	FAIR VALUE MEASUREMENTS

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

The carrying value of cash and cash equivalents, accounts receivable, funds held for clients, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company’s Trading Securities are estimated using quoted market prices. The Company values foreign exchange forward contracts using observable inputs which primarily consist of an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount. The defined benefit plans have 100% of their assets invested in bank-managed portfolios of debt securities and other assets. Conservation of capital with some conservative growth potential is the strategy for the plans. The Company’s pension plans are outside the United States, where asset allocation decisions are typically made by an independent board of trustees. Investment objectives are aligned to generate returns that will enable the plans to meet their future obligations. The Company acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each plan, with final decisions on asset allocation and investment manager made by local trustees.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of July 31, 2016 and 2015, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$4,209	$4,209	$—	$—
Marketable corporate bonds	12,559	12,559	—	—
Money market funds	101,224	101,224	—	—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2015	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$37,396	$37,396	$—	$—
Marketable corporate bonds	41,320	41,320	—	—
Money market funds	76,277	76,277	—	—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

For the years ended July 31, 2016 and 2015, the Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were certain assets subject to long-lived asset impairment.

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

The following table presents the Company’s debt not carried at fair value:

	July 31, 2016		July 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$58,182	$50,957	$77,864	$88,188	Level 1

The fair value of the Company’s Notes payable represents the value at which its lenders could trade its debt within the financial markets, and does not represent the settlement value of these long-term debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates.

(20)	SEGMENT INFORMATION

The Company has four operating segments: Americas; Asia; Europe; and e-Business. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has four reportable segments: Americas, Asia, Europe and e-Business. During the prior year, the Company had determined that it had three reportable segments: Americas; Asia; and Europe. e-Business was reported as a part of the All Other category in the prior year. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, trading securities, Notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated.

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Twelve Months Ended July 31,
	2016	2015	2014
	(In thousands)
Net revenue:
Americas	$106,143	$200,929	$299,026
Asia	167,861	163,262	176,592
Europe	151,842	160,602	209,550
e-Business	33,177	36,880	38,232

	$459,023	$561,673	$723,400

Operating income (loss):
Americas	$(14,731)	$(4,407)	$9,456
Asia	(855)	10,003	17,335
Europe	(13,825)	(6,479)	(12,319)
e-Business	(4,384)	(2,367)	(249)

Total Segment operating income (loss)	(33,795)	(3,250)	14,223
Corporate-level activity	(6,777)	(11,089)	(19,672)

Total operating loss	(40,572)	(14,339)	(5,449)

Total other expense	16,055	2,015	6,097

Loss before income taxes	$(56,627)	$(16,354)	$(11,546)

	July 31, 2016	July 31, 2015
	(In thousands)
Total assets:
Americas	$28,280	$41,367
Asia	89,242	122,277
Europe	75,952	67,783
e-Business	22,884	35,512

Sub-total—segment assets	216,358	266,939
Corporate	132,587	179,563

	$348,945	$446,502

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Twelve Months Ended
	July 31,
	2016	2015	2014
	(In thousands)
Supply chain services	$425,846	$524,793	$685,168
e-Business services	33,177	36,880	38,232

	$459,023	$561,673	$723,400

As of July 31, 2016, approximately $5.2 million, $3.0 million, $3.5 million and $3.0 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively. As of July 31, 2015, approximately $12.4 million, $5.2 million, $3.7 million and $3.3 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively. For the fiscal year ended July 31, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $110.9 million, $140.2 million, $68.1 million and $75.7 million, respectively. For the fiscal year ended July 31, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $205.0 million, $134.5 million, $71.9 million and $80.6 million, respectively. For the fiscal year ended July 31, 2014, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $297.3 million, $131.3 million, $101.9 million and $91.9 million, respectively.

(21)	RELATED PARTY TRANSACTIONS

On December 24, 2014, SP Corporate Services LLC (“SP Corporate”), an indirect wholly owned subsidiary of Steel Partners Holdings L.P. (a related party), entered into a Management Services Agreement (the “Management Services Agreement”) with the Company. Pursuant to the Management Services Agreement, SP Corporate will provide the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. The Management Services Agreement was approved by a special committee of the Company’s Board of Directors comprised entirely of independent directors (the “Committee”). SP Corporate will be subject to the supervision and control of the Committee while performing its obligations under the Management Services Agreement. The Management Services Agreement provides that the Company will pay SP Corporate a fixed monthly fee of $175,000 in consideration of the services and incremental costs as incurred. The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by SP Corporate and the Company.

The Management Services Agreement was effective as of January 1, 2015 and was to continue through June 30, 2015. During the quarter ended July 31, 2015, the Company and SP Corporate entered into an amendment to extend the term of the Management Services Agreement through December 31, 2015, with such term renewing for successive one year periods unless and until terminated pursuant to the terms of the Management Services Agreement. On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement between the Company and SPH Services, Inc., the parent of SP Corporate and an affiliate of SPHG Holdings, (“SPH Services”) pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the Amendment. Also on March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company. The Amendment to the Management Services Agreement and the Transfer Agreement were approved by the Related Party Transactions Committee. Total expenses incurred related to this agreement for the twelve months ended July 31, 2016 and 2015 were $2.2 million and $1.1 million, respectively. As of July 31, 2016 and 2015, amounts due to SP Corporate were $0.5 million and $0.2 million, respectively.

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. An officer of SP Corporate and of the General Partner of Steel Partners Holdings L.P., is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the year ended July 31, 2016, Mutual Securities received $0.1 million in commissions associated with these transactions.

(22)	SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2016 and 2015. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Quarter Ended
	Oct. 31, ‘15	Jan. 31, ‘16	Apr. 30, ‘16	Jul. 31, ‘16	Oct. 31, ‘14	Jan. 31, ‘15	Apr. 30, ‘15	Jul. 31, ‘15
	(In thousands, except per share data)				(In thousands, except per share data)
Net revenue	$141,089	$119,966	$96,460	$101,508	$187,444	$148,310	$106,234	$119,685
Cost of revenue	128,637	116,311	94,286	95,031	168,606	131,716	97,222	109,644

Gross profit	12,452	3,655	2,174	6,477	18,838	16,594	9,012	10,041
Total operating expenses	14,021	15,318	14,671	21,320	17,691	15,948	16,564	18,621

Operating income (loss)	(1,569)	(11,663)	(12,497)	(14,843)	1,147	646	(7,552)	(8,580)
Total other income (expense)	(12,354)	(2,338)	(260)	(1,103)	224	(1,853)	(3,860)	3,474
Income tax expense	(850)	(206)	(408)	(3,979)	(1,157)	(549)	(694)	117
Gains (losses), and equity in losses, of affiliates and impairments	—	259	316	214	8	200	—	—

Net income (loss)	$(14,773)	$(13,948)	$(12,849)	$(19,711)	$222	$(1,556)	$(12,106)	$(4,989)

Basic and diluted earnings (loss) per share:
Net income (loss)	$(0.29)	$(0.27)	$(0.25)	$(0.38)	$0.00	$(0.03)	$(0.23)	$(0.10)

ITEM 9.—    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

                       DISCLOSURE

None.

ITEM 9A.— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2016 because of the material weakness in internal control over financial reporting discussed below.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management identified a material weakness in the Company’s internal control over financial reporting. Because of the material weakness described below, management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2016, based on the criteria established by COSO.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. In its evaluation of the effectiveness of its internal control over financial reporting as of July 31, 2016, management identified that the Company did not maintain effective internal controls over certain aspects of the financial statement close process for two of the Company’s operating segments, including controls over journal entries, reconciliations and related analytical reviews, in order to timely and accurately identify, evaluate and record accounting transactions.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of July 31, 2016. Please see their report included in this Item 9A below.

Plan for Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the Company’s overall financial control environment related to two of the Company’s operating segments.

•

Enhance the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions, including access controls. Enhance the design and precision level of existing monitoring controls.

•	We are evaluating additional policies, improved processes and documented procedures relating to our financial statement close processes and procedures.

•	We are evaluating the need to hire additional accounting personnel, as well as additional training.

•

We also plan to engage a nationally recognized accounting firm to provide assistance and guidance in designing, implementing and testing the Company’s internal controls related to the identified material weakness.

The Audit Committee has directed management to promptly develop a detailed plan and timetable for the implementation of the foregoing remedial measures (to the extent not already completed) and will monitor their implementation. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Other than the deficiencies related to our material weakness, and the associated development of remedial measures discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ModusLink Global Solutions, Inc.

Waltham, Massachusetts

We have audited ModusLink Global Solutions, Inc.’s (the “Company”) internal control over financial reporting as of July 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ModusLink Global Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over certain aspects of the financial statement close process for two of the Company’s operating segments, including controls over journal entries, reconciliations and related analytical reviews, in order to timely and accurately identify, evaluate and record accounting transactions, has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated October 14, 2016 on those financial statements.

In our opinion, ModusLink Global Solutions, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ModusLink Global Solutions, Inc. as of July 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2016 and our report dated October 14, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 14, 2016

ITEM 9B.—OTHER INFORMATION

None.

PART III

ITEM 10.— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers required by this Item will be contained in our Definitive Proxy Statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference.

During the fiscal year ended July 31, 2016, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

ITEM 12.— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

                      STOCKHOLDER MATTERS

Information regarding the security ownership of certain beneficial owners and management will be contained in our Definitive

Proxy Statement and is incorporated in this report by reference.

Equity Compensation Plan Information as of July 31, 2016

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,566,954	$3.49	4,801,456	(1)
Equity compensation plans not approved by security holders(2)	71,750	$6.82	—

Total	1,638,704	$10.31	4,801,456

(1)	Includes approximately 146,860 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.
(2)	In March 2002, the Board of Directors adopted the 2002 Non-officer Employee Stock Incentive Plan (the “2002 Plan”), which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company’s or its subsidiaries’ employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

ITEM 13.— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in our Definitive Proxy Statement and is incorporated in this report by reference.

ITEM 14.— PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be contained in our Definitive Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.— EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(a) 2. Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(a) 3.	Exhibits.

The exhibits listed in the Exhibit Index are filed with or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: October 14, 2015	By:	/s/ JAMES R. HENDERSON
James R. Henderson
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Glen M. Kassan and James R. Henderson, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date set forth above.

Signature	Title

/S/ JAMES R HENDERSON James R. Henderson	President and Chief Executive Officer (Principal Executive Officer)

/S/ LOUIS J. BELARDI Louis J. Belardi	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ANTHONY BERGAMO Anthony Bergamo	Director

/S/ JEFFREY J. FENTON Jeffrey J. Fenton	Director

/S/ GLEN M. KASSAN Glen M. Kassan	Director

/S/ PHILIP E. LENGYEL Philip E. Lengyel	Director

/S/ WARREN G. LICHTENSTEIN Warren G. Lichtenstein	Chairman of the Board and Director

/S/ JEFFREY S. WALD Jeffrey S. Wald	Director

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

3.3	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

3.4	Fourth Amended and Restated Bylaws of ModusLink Global Solutions, Inc., as currently in effect, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (File No. 001-35319).

3.5	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013 (File No. 001-35319).

3.6	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

3.7	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Reverse Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

3.8	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Forward Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

4.1	Specimen stock certificate representing the Registrant’s Common Stock, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

4.2	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

4.3	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.4	Amendment No. 2 to Tax Benefit Preservation Plan, dated as of October 14, 2014, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2014 (File No. 000-23262).

4.5	Amendment No. 3, dated December 31, 2014, to Tax Benefit Preservation Plan between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

4.6	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.7	Amendment No. 1, dated as of February 11, 2013 to Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.1*	2000 Stock Incentive Plan is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 17, 2000 (File No. 000-23262).

10.2*	Amendment No. 1 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.3*	Amendment No. 2 to 2000 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.4*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001 (File No. 000-23262).

10.5*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.6*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.7*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009 (File No. 000-23262).

10.8*	Amended and Restated 1999 Stock Option Plan For Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2001 (File No. 000-23262).

10.9*	Amendment No. 1 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003 (File No. 000-23262).

10.10*	Amendment No. 2 to Amended and Restated 1999 Stock Option Plan for Non-Employee Directors is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.11*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002 (File No. 000-23262).

10.12*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002 (File No. 000-23262).

10.13*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.14*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.15*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.16*	Form of Incentive Stock Option Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated September 7, 2005 (File No. 000-23262).

10.17*	Form of Restricted Stock Agreement for usage under the Registrant’s 2000 Stock Incentive Plan and 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.18*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005 (File No. 000-23262).

10.19*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.20*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (File No. 000-23262).

10.21*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 (File No. 000-23262).

10.22*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.23*	2004 Stock Incentive Plan is incorporated herein by reference to Appendix VI to the Registrant’s Definitive Schedule 14A filed on November 2, 2004 (File No. 000-23262).

10.24*	Amendment No. 1 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.25*	Amendment No. 2 to 2004 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.26*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 26, 2010 (File No. 000-23262).

10.27*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.28*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.29*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.30*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.31*	ModusLink Global Solutions, Inc. Fourth Amended and Restated Director Compensation Plan, dated as of December 20, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016 (File No. 001-35319).

10.32*	Executive Retention Agreement, dated as of August 28, 2002, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (File No. 000-23262).

10.33*	Amendment No. 1 to Executive Retention Agreement, dated July 26, 2007, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.34*	Second Amendment to Executive Retention Agreement, dated September 28, 2010, between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.35*	Third Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.36*	Letter Agreement, dated June 18, 2007, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 18, 2007 (File No. 000-23262).

10.37*	Changes in Compensation and Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Peter L. Gray is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.38*	Employment Offer Letter from the Registrant to Joseph B. Sherk, dated March 15, 2007, is incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 3, 2007 (File No. 000-23262).

10.39*	Retention Bonus Letter Agreement, dated June 12, 2012, by and between the Registrant and Joseph B. Sherk is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.40*	Form of Executive Severance Agreement between the Registrant and Joseph B. Sherk and David J. Riley, dated July 26, 2007, is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.41*	Amendment to Executive Severance Agreement between the Registrant and Joseph B. Sherk, dated September 28, 2010, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2010 (File No. 000-23262).

10.42*	Second Amendment to Executive Retention Agreement, dated June 12, 2012, by and between the Registrant and Joseph B. Sherk is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 15, 2012 (File No. 001-35319).

10.43*	Offer Letter, dated August 1, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.44*	Executive Severance Agreement, dated August 29, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.45*	First Amendment to Executive Severance Agreement, dated July 30, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.46*	Retention Bonus Letter Agreement, dated July 19, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.47*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.48*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.49	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.50	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended July 31, 2011 (File No. 000-23262).

10.51	Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National Association is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.52	Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement, dated as of August 16, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2012 (File No. 001-35319).

10.53	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.54	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.55	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.56	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.57	Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2001 (File No. 000-23262).

10.58	First Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 16, 2001 is incorporated herein by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.59	Corrective Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of July 27, 2001 is incorporated herein by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.60	Second Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of October 5, 2001 is incorporated herein by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.61	Third Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of April 12, 2002 is incorporated herein by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.62	Fourth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of August 1, 2002 is incorporated herein by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.63	Fifth Amendment to the Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of September 30, 2002 is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.64	Sixth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of January 24, 2003, is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.65	Seventh Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of February 3, 2003, is incorporated herein by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.66	Eighth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 14, 2004, is incorporated herein by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.67	Ninth Amendment to Amended and Restated CMGI@Ventures IV, LLC Limited Liability Company Agreement, dated as of May 18, 2004, is incorporated herein by reference to Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004 (File No. 000-23262).

10.68	Amendment to Amended and Restated Limited Liability Company Agreement of CMGI@Ventures IV, LLC, dated as of December 29, 2008, is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.69	Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC dated as of January 24, 2006, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.70	First Amendment to Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated as of September 7, 2006, is incorporated herein by reference to Exhibit 10.93 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.71	Second Amended and Restated Limited Liability Company Agreement of @Ventures V, LLC, dated April 16, 2007, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2007 (File No. 000-23262).

10.72	Lease Agreement, dated February 4, 2000, between Modus Media International, B.V. and ABN AMRO Onroerend Goed Lease en Financieringen B.V. is incorporated herein by reference to Exhibit 10.96 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.73	Amendment to Lease Agreement and Waiver Letter, dated February 28, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. (formerly named ABN AMRO Onroerend Goed Lease en Financieringen B.V.) and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.74	Second Amendment to Lease Agreement and Waiver Letter, dated December 3, 2002, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.98 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.75	Waiver Letter, dated December 18, 2002, Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.99 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.76	Letter, dated October 31, 2003, by and among Modus Media International, B.V., BPF Onroerend Goed Lease en Financieringen B.V. and Modus Media International, Inc. is incorporated herein by reference to Exhibit 10.102 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2005 (File No. 000-23262).

10.77*	Offer Letter, dated as of January 13, 2013, from ModusLink Global Solutions, Inc. to John J. Boucher is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35319).

10.78*	Transition Agreement, dated as of January 25, 2013, by and between ModusLink Global Solutions, Inc. and Thomas Nightingale is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.79*	Executive Severance Agreement, dated as of January 28, 2013, by and between ModusLink Global Solutions, Inc. and John J. Boucher is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.80	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.81	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.82	Amendment No. 1 to Settlement Agreement, dated January 5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

10.83*	Consulting Agreement, dated February 11, 2013, between Edward E. Lucente and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.84*	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.85*	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.86*	Offer Letter from ModusLink Global Solutions, Inc. to Alan Cormier entered into December 20, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2013 (File No. 001-35319).

10.87*	Executive Severance Agreement by and between ModusLink Global Solutions, Inc. and Alan Cormier, dated as of December 23, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.88	Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.89	Guaranty and Security Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.90	First Amendment to Credit Agreement, dated as of December 18, 2013, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014 (File No. 001-35319).

10.91	Indenture, dated as of March 18, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.92	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.93	Second Amendment to Credit Agreement, dated as of March 13, 2014, between the Registrant, ModusLink Corporation, and ModusLink PTS, Inc., the financial institutions identified on the signature pages thereto as lenders, and Wells Fargo Bank, National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.94	Third Amendment to Credit Agreement, dated as of March 26, 2014, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014 (File No. 001-35319).

10.95	Credit Agreement by and among ModusLink Corporation and ModusLink PTS, Inc., certain subsidiaries thereof, and PNC Bank, National Association, dated as of June 30, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014 (File No. 001-35319).

10.96*	Management Services Agreement, dated as of January 1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2014 (File No. 001-35319).

10.97*	Amendment to Management Services Agreement, dated as of June 29, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2015 (File No. 001-35319).

10.98*	Second Amendment to Management Services Agreement, dated as of March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 11, 2016 (File No. 001-35319).

10.99*	ModusLink Global Solutions, Inc. FY 2015 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015 (File No. 001-35319).

10.100*	ModusLink Global Solutions, Inc. FY 2015 Performance Based Restricted Stock Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015 (File No. 001-35319).

10.101*	Transfer Agreement, dated March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016 (File No. 001-35319).

10.102*	Offer Letter, dated April 13, 2016, by and among ModusLink Global Solutions, Inc., ModusLink Corporation and James R. Henderson, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 18, 2016.

10.103	Letter Agreement, dated July 21, 2016, by and among ModusLink Global Solutions, Inc., Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P., is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 27, 2016.

10.104	Offer Letter, dated June 17, 2016, by and among the Company and Louis J. Belardi is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 20, 2016.

21**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, LLP.

24.1**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Condensed Consolidated Balance Sheets as of July 31, 2016, (ii) Audited Condensed Consolidated Statements of Operations for the Twelve Months ended July 31, 2016, (iii) Audited Condensed Consolidated Statements of Cash Flows for the Twelve Months ended July 31, 2016 and (iv) Notes to Audited Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**	Filed herewith.
‡	Furnished herewith.