Form 10-Q
period 2016-10-31
ModusLink Global Solutions Inc
filed 2016-12-07
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of November 30, 2016, there were 55,253,581 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	October 31,	July 31,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$105,284	$130,790
Trading securities	14,943	16,768
Accounts receivable, trade, net of allowance for doubtful accounts of $490 and $489 at October 31, 2016 and July 31, 2016, respectively	128,534	111,336
Inventories	46,366	40,270
Funds held for clients	16,190	12,549
Prepaid expenses and other current assets	5,697	8,178

Total current assets	317,014	319,891
Property and equipment, net	21,826	22,271
Other assets	6,343	5,770

Total assets	$345,183	$347,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,222	$114,432
Accrued restructuring	1,619	2,936
Accrued expenses	42,406	37,740
Other current liabilities	47,719	39,658

Total current liabilities	200,966	194,766

Long-term portion of accrued restructuring	94	93
Notes payable	58,193	57,169
Other long-term liabilities	9,196	9,964

Long-term liabilities	67,483	67,226

Total liabilities	268,449	261,992

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at October 31, 2016 and July 31, 2016	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 55,253,581 issued and outstanding shares at October 31, 2016; 55,249,076 issued and outstanding shares at July 31, 2016	553	553
Additional paid-in capital	7,456,689	7,456,490
Accumulated deficit	(7,381,665)	(7,373,122)
Accumulated other comprehensive income	1,157	2,019

Total stockholders’ equity	76,734	85,940

Total liabilities and stockholders’ equity	$345,183	$347,932

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 31,
	2016	2015
Net revenue	$121,327	$141,089
Cost of revenue	111,994	128,637

Gross profit	9,333	12,452

Operating expenses
Selling, general and administrative	13,601	13,014
Restructuring, net	1,374	1,007

Total operating expenses	14,975	14,021

Operating loss	(5,642)	(1,569)

Other income (expense):
Interest income	165	88
Interest expense	(2,029)	(2,729)
Other gains (losses), net	(488)	(9,671)
Impairment of investments in affiliates	—	(42)

Total other expense	(2,352)	(12,354)

Loss before income taxes	(7,994)	(13,923)
Income tax expense	1,049	850
Gains on investments in affiliates, net of tax	(500)	—

Net loss	$(8,543)	$(14,773)

Basic and diluted net loss per share:	$(0.16)	$(0.29)
Weighted average common shares used in basic and diluted earnings per share	54,991	51,766

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	October 31,
	2016	2015
Net loss	$(8,543)	$(14,773)
Other comprehensive loss:
Foreign currency translation adjustment	(1,269)	(869)
Pension liability adjustments, net of tax	397	—
Net unrealized holding gain on securities, net of tax	10	28

Other comprehensive loss	(862)	(841)

Comprehensive loss	$(9,405)	$(15,614)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,543)	$(14,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,022	1,955
Amortization of deferred financing costs	155	145
Accretion of debt discount	941	1,215
Share-based compensation	192	456
Non-cash (gains) losses, net	488	8,433
(Gains) losses on investments in affiliates and impairments	(500)	42
Changes in operating assets and liabilities:
Trade accounts receivable, net	(18,208)	(39,850)
Inventories	(6,691)	(9,523)
Prepaid expenses and other current assets	(1,235)	(17,099)
Accounts payable, accrued restructuring and accrued expenses	429	65,886
Refundable and accrued income taxes, net	(371)	820
Other assets and liabilities	1,540	619

Net cash used in operating activities	(29,781)	(1,674)

Cash flows from investing activities:
Additions to property and equipment	(1,828)	(2,053)
Proceeds from the sale of Trading Securities	907	28,939
Investments in affiliates	—	(42)
Proceeds from investments in affiliates	500	—

Net cash provided by (used in) investing activities	(421)	26,844

Cash flows from financing activities:
Repayments on capital lease obligations	(62)	(57)
Net proceeds from revolving line of credit	4,978	—
Proceeds from issuance of common stock	7	—

Net cash provided by (used in) financing activities	4,923	(57)

Net effect of exchange rate changes on cash and cash equivalents	(227)	(401)

Net increase (decrease) in cash and cash equivalents	(25,506)	24,712
Cash and cash equivalents at beginning of period	130,790	119,431

Cash and cash equivalents at end of period	$105,284	$144,143

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2016, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2016. The results for the three months ended October 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended October 31, 2016, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

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

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810), Amendments to Consolidation Analysis, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company adopted this guidance beginning in the first quarter of fiscal year 2017. Its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The Company adopted this guidance beginning in the first quarter of fiscal year 2017. Upon adoption, an entity must apply the guidance retrospectively to all prior periods presented in the financial statements. As such, the prior year consolidated balance sheets were also adjusted.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances, which is similar to what is required today for Securities and Exchange Commission Registrants. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently in the process of assessing what impact this new standard may have on its combined financial statements.

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

Inventories consisted of the following:

	October 31,	July 31,
	2016	2016
	(In thousands)
Raw materials	$32,457	$28,506
Work-in-process	826	590
Finished goods	13,083	11,174

	$46,366	$40,270

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

(5) INVESTMENTS

Trading Securities

During the three months ended October 31, 2016, the Company received $0.9 million in proceeds associated with the sale of Trading Securities, which included an immaterial cash gain. During the three months ended October 31, 2016, the Company recognized $0.9 million in net non-cash net losses associated with its Trading Securities. During the three months ended October 31, 2015, the Company received $28.9 million in proceeds associated with the sale of Trading Securities, which included a cash gain of $4.3 million. During the three months ended October 31, 2015, the Company recognized $13.8 million in net non-cash net losses associated with its Trading Securities. These losses were recorded as a component of Other gains (losses), net on the Statement of Operations.

As of October 31, 2016, the Company had $14.9 million in investments in trading securities, $11.7 million of which were the publicly traded convertible debentures. As of July 31, 2016, the Company had $16.8 million in investments in trading securities, $12.6 million of which were the publicly traded convertible debentures. The Company’s purchases of the publicly traded convertible debentures were on the open market. The chairman of the board of the company issuing the publicly traded convertible debentures is also the chairman of the board of ModusLink Global Solutions, Inc. The Trading Securities were classified within Level 1 of the fair value hierarchy.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table reflects the components of “Accrued expenses” and “Other current liabilities”:

	October 31,	July 31,
	2016	2016
	(In thousands)
Accrued taxes	$2,863	$3,068
Accrued compensation	8,756	9,590
Accrued interest	388	1,346
Accrued audit, tax and legal	2,370	2,544
Accrued contract labor	5,820	2,966
Accrued other	22,209	18,226

	$42,406	$37,740

	October 31,	July 31,
	2016	2016
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Line of credit liability	4,978	—
Funds held for clients	16,190	12,549
Other	7,669	8,227

	$47,719	$39,658

As of October 31, 2016 and July 31, 2016, the Company had accrued pricing liabilities of approximately $18.9 million for both periods. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at October 31, 2016 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(7) RESTRUCTURING, NET

Restructuring and other costs for the three months ended October 31, 2016 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2017. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by the end of December 2017.

The $1.4 million restructuring charge recorded during the three months ended October 31, 2016 primarily consisted of $0.2 million, $0.4 million and $0.5 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 50 employees in our global supply chain. Of this amount, $0.3 million related to contractual obligations. The $1.0 million restructuring charge recorded during the three months ended October 31, 2015 primarily consisted of $0.8 million and $0.3 million employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 55 employees in our global supply chain.

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the three months ended October 31, 2016:

	Employee
	Related	Contractual
	Expenses	Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2016	$2,074	$955	$3,029

Restructuring charges	1,101	286	1,387
Restructuring adjustments	(10)	(3)	(13)
Cash paid	(1,803)	(883)	(2,686)
Non-cash adjustments	(4)	—	(4)

Accrued restructuring balance at October 31, 2016	$1,358	$355	$1,713

					Consolidated
	Americas	Asia	Europe	e-Business	Total
	(In thousands)
Accrued restructuring balance at July 31, 2016	$862	$894	$398	$875	$3,029

Restructuring charges	287	513	539	48	1,387
Restructuring adjustments	10	(4)	2	(21)	(13)
Cash paid	(580)	(995)	(564)	(547)	(2,686)
Non-cash adjustments	—	(2)	(2)	—	(4)

Accrued restructuring balance at October 31, 2016	$579	$406	$373	$355	$1,713

The net restructuring charges for the three months ended October 31, 2016 and 2015 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended
	October 31,
	2016	2015
	(In thousands)
Cost of revenue	$581	$815
Selling, general and administrative	793	192

	$1,374	$1,007

(8) DEBT

Notes Payable

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date.

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of October 31, 2016, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the quarter ended October 31, 2016.

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

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflects the equity conversion feature, is equal to the initial debt discount. The resulting debt discount on the Notes is being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million are allocated between the liability and equity components in proportion to the allocation of the proceeds. During the first quarter of fiscal year 2017, the Company adopted ASU No. 2015-07. As such, the issuance costs allocated to the liability component ($2.5 million) are capitalized as a reduction of the principal amount of the Notes payable on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Notes. The issuance costs allocated to the equity component is recorded as a reduction to additional paid-in capital.

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

The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $57.1 million and $51.0 million as of October 31, 2016 and July 31, 2016, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of October 31, 2016 and July 31, 2016, the net carrying value of the Notes was $58.2 million and $57.2 million, respectively.

	October 31,	July 31,
	2016	2016
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$27,099	$27,099
Principal amount of Notes	$69,625	$69,625
Unamortized debt discount	(10,502)	(11,443)
Unamortized debt issuance costs	(930)	(1,013)

Net carrying amount	$58,193	$57,169

As of October 31, 2016, the remaining period over which the unamortized discount will be amortized is 28 months.

	Three Months Ended
	October 31,
	2016	2015
	(In thousands)
Interest expense related to contractual interest coupon	$935	$1,323
Interest expense related to accretion of the discount	941	1,215
Interest expense related to debt issuance costs	83	108

	$1,959	$2,646

During the three months ended October 31, 2016 and 2015, we recognized interest expense of $2.0 million and $2.6 million, respectively, related to the Notes. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The notes bear interest of 5.25%.

PNC Bank Credit Facility

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (as amended, the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the three months ended October 31, 2016, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of October 31, 2016, the Company had $5.0 million outstanding on the PNC Bank credit facility. As of July 31, 2016, the Company did not have any balance outstanding on the PNC Bank credit facility.

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

(10) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended
	October 31,
	2016	2015
	(In thousands)
Foreign currency exchange gain (losses)	$397	$(574)
Gains (losses) on Trading Securities	(917)	(9,463)
Other, net	32	366

	$(488)	$(9,671)

The Company recorded foreign exchange gains of approximately $0.4 million during the three months ended October 31, 2016. For the three months ended October 31, 2016, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.7 million and $(0.2) million in the Corporate and Europe, respectively. The Company recorded foreign exchange losses of approximately $0.6 million during the three months ended October 31, 2015. For the three months ended October 31, 2015, the net gains primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $0.3 million in Asia and Europe, respectively.

During the three months ended October 31, 2016 and 2015, the Company recognized $0.9 million and $13.8 million in net non-cash losses, respectively, associated with its Trading Securities. During the three months ended October 31, 2015, the Company recognized $4.3 million in net cash gains associated with its Trading Securities. In addition to this, during the three months ended October 31, 2015, the Company recognized $0.3 in net gains associated with short-term foreign currency contracts.

(11) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2016, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of October 31, 2016 and July 31, 2016, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.7 and $1.2 million, respectively.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Consolidated Statements of Operations. As of October 31, 2016 and July 31, 2016, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2012 through July 31, 2016. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2016 tax years remain subject to examination in most locations, while the Company’s 2005 through 2016 tax years remain subject to examination in most Asia locations.

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

(12) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three months ended October 31, 2016 and 2015:

	Three Months Ended
	October 31,
	2016	2015
	(In thousands, except per share data)
Net loss	$(8,543)	$(14,773)
Weighted average common shares outstanding	54,991	51,766
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—

Weighted average number of common and potential common shares	54,991	51,766

Basic and diluted net loss per share	$(0.16)	$(0.29)

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

For the three months ended October 31, 2016 and 2015, approximately 14.9 million and 21.7 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(13) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three months ended October 31, 2016 and 2015, which was allocated as follows:

	Three Months Ended
	October 31,
	2016	2015
	(In thousands)
Cost of revenue	$16	$31
Selling, general and administrative	176	425

	$192	$456

At October 31, 2016, there was approximately $0.2 million of total unrecognized compensation cost related to Stock Options issued under the Company’s plans. At October 31, 2016, there was approximately $0.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(14) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2016	$6,131	$(4,206)	$94	$2,019
Foreign currency translation adjustment	(1,269)	—	—	(1,269)
Pension liability adjustments	—	397	—	397
Net unrealized holding gain on securities	—	—	10	10

Net current-period other comprehensive income (loss)	(1,269)	397	10	(862)

Accumulated other comprehensive income (loss) at October 31, 2016	$4,862	$(3,809)	$104	$1,157

(15) SEGMENT INFORMATION

The Company has four operating segments: Americas; Asia; Europe; and e-Business. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has four reportable segments: Americas, Asia, Europe and e-Business. During the prior year, the Company had determined that it had three reportable segments: Americas; Asia; and Europe. e-Business was reported as a part of the All Other category in the prior year. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance and public reporting costs, which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, trading securities, investments in affiliates, notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated. The Company has recently had personnel reductions and facility consolidations, and is undergoing operational changes. Therefore, in the future, as the Company evolves, adjustments may be made as to how the Company allocates resources and analyzes performance, which can result in a change to these segments.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended
	October 31,
	2016	2015
	(In thousands)
Net revenue:
Americas	$25,878	$33,211
Asia	42,873	53,931
Europe	45,181	44,743
e-Business	7,395	9,204

	$121,327	$141,089

Operating income (loss):
Americas	$(3,856)	$(3,086)
Asia	1,777	3,371
Europe	(2,591)	207
e-Business	344	(504)

Total Segment operating income (loss)	(4,326)	(12)
Corporate-level activity	(1,316)	(1,557)

Total operating loss	(5,642)	(1,569)

Total other expense	2,352	12,354

Loss before income taxes	$(7,994)	$(13,923)

	October 31,	July 31,
	2016	2016
	(In thousands)
Total assets:
Americas	$30,451	$28,280
Asia	89,797	89,242
Europe	75,156	75,952
e-Business	32,235	22,884

Sub-total - segment assets	227,639	216,358
Corporate	117,544	131,574

	$345,183	$347,932

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended
	October 31,
	2016	2015
	(In thousands)
Supply chain services	$113,932	$131,885
e-Business services	7,395	9,204

	$121,327	$141,089

As of October 31, 2016, approximately $11.6 million, $3.6 million, $3.4 million and $2.8 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively. As of July 31, 2016, approximately $12.3 million, $3.0 million, $3.5 million and $3.0 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland and China, respectively.

For the three months ended October 31, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $26.9 million, $36.2 million, $16.9 million and $26.3 million, respectively. For the three months ended October 31, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $35.1 million, $37.5 million, $20.7 million and $22.3 million, respectively.

(16) RELATED PARTY TRANSACTIONS

On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC (“SP Corporate”), effective as of January 1, 2015 (as amended, the “Management Services Agreement”). SP Corporate is an indirect wholly owned subsidiary of Steel Partners Holdings L.P. (“Steel Holdings”) and is a related party. Pursuant to the Management Services Agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services.

The Management Services Agreement had an initial term of six months. On June 30, 2015, the Company entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015 and provided for automatic renewal for successive one year periods, unless and until terminated.in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of certain termination fees to SP Corporate. On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”) pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the amendment. SPH Services is the parent of SP Corporate and an affiliate of SPH Group Holdings LLC. Also on March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company.

Under the Management Services Agreement, the Company pays a fixed monthly fee of $175,000 in consideration for the services and incremental costs as incurred. The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by the parties. Total expenses incurred related to the Management Services Agreement for the three months ended October 31, 2016 and 2015 were $0.5 million and $0.5 million, respectively. As of October 31, 2016, no amounts were due to SPH Services. As of July 31, 2016, amounts due to SP Corporate SPH Services were $0.5 million.

The Related Party Transactions Committee of the Board (the “Related Party Transactions Committee”) approved the entry into the Management Services Agreement (and the amendment thereto) and the Transfer Agreement. The Related Party Transactions Committee held the responsibility to review, approve and ratify related party transactions from November 20, 2014, until October 11, 2016. On October 11, 2016, the Board adopted a Related Person Transaction Policy that is administered by the Audit Committee and applies to all related party transactions. As of October 11, 2016, the Audit Committee of the Board reviews all related party transactions on an ongoing basis and all such transactions must be approved or ratified by the Audit Committee.

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. An officer of SP Corporate and of the General Partner of Steel Partners Holdings L.P., is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the three months ended October 31, 2016, Mutual Securities received an immaterial amount in commissions associated with these transactions.

(17) FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables presents the Company’s financial assets measured at fair value on a recurring basis as of October 31, 2016 and July 31, 2016, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	October 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$3,225	$3,225	$—	$—
Marketable corporate bonds	11,718	11,718	—	—
Money market funds	92,066	92,066	—	—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$4,209	$4,209	$—	$—
Marketable corporate bonds	12,559	12,559	—	—
Money market funds	101,224	101,224	—	—

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

The following table presents the Company’s debt not carried at fair value:

	October 31, 2016		July 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$58,193	$57,093	$57,169	$50,957	Level 1

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC on October 14, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by applicable securities laws and regulations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

ModusLink Global Solutions, through ModusLink and ModusLink PTS, executes comprehensive supply chain and logistics services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. The Supply Chain Business provides services to leading companies in consumer electronics, communications, computing, medical devices, software, and retail. The Company’s operations are supported by a global footprint that includes 22 sites across North America, Europe, and the Asia Pacific region.

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

As a large portion of our revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue, gross margin and overall operating performance. Additionally, the markets for our services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management, and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. We are developing plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the three months ended October 31, 2016 and 2015, our gross margin percentage was 7.7% and 8.8%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2016, our top ten clients collectively accounted for approximately 69% of our net revenue. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients, and we plan to expand into new markets and over time, diversify the concentration of revenue across additional clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the three months ended October 31, 2016, the Company reported net revenue of $121.3 million, operating loss of $5.6 million, loss before income taxes of $8.0 million and net loss of $8.5 million. For the three months ended October 31, 2015, the Company reported net revenue of $141.1 million, operating loss of $1.6 million, loss before income taxes of $13.9 million and net loss of $14.8 million. At October 31, 2016, we had cash and cash equivalents of $105.3 million, and working capital of $116.0 million.

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

Results of Operations

Three months ended October 31, 2016 compared to the three months ended October 31, 2015

Net Revenue:

	Three Months Ended October 31, 2016	As a % of Total Net Revenue	Three Months Ended October 31, 2015	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$25,878	21.3%	$33,211	23.5%	$(7,333)	(22.1%)
Asia	42,873	35.3%	53,931	38.2%	(11,058)	(20.5%)
Europe	45,181	37.2%	44,743	31.7%	438	1.0%
e-Business	7,395	6.2%	9,204	6.6%	(1,809)	(19.7%)

Total	$121,327	100.0%	$141,089	100.0%	$(19,762)	(14.0%)

Net revenue decreased by approximately $19.8 million during the three months ended October 31, 2016, as compared to the same period in the prior year. This change in net revenue was primarily driven by decreased revenues from two clients in the consumer electronics industries. One client’s decrease in revenues for the three months ended October 31, 2016, as compared to the same period in the prior year, had a significant effect on revenues in Europe and to a larger extent in the Americas. The other client had a significant impact on revenues in Asia, as discussed below. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended October 31, 2016 as compared to the same period in the prior year.

During the three months ended October 31, 2016, net revenue in the Americas region decreased by approximately $7.3 million. This change in net revenue was primarily driven by decreased revenues from a client in the consumer electronics market. Within the Asia region, the net revenue decrease of approximately $11.1 million primarily resulted from lower revenues from programs in the consumer electronics market. Within the Europe region, net revenue increased by approximately $0.4 million primarily due to higher revenues from clients in the consumer electronics industry, partially offset by a decrease in revenue from one client previously mentioned. Net revenue for e-Business decreased by approximately $1.8 million primarily due to lower revenues from clients in the consumer electronics industry.

During the fourth quarter of fiscal year 2014, the Company was informed by a major client in the computing market that due to a further change in the client’s supply chain strategy, a number of programs previously sourced with the Company primarily in the Americas would conclude by the first quarter of fiscal year 2015. Prior to the conclusion of these programs, these programs accounted for approximately $150 million to $160 million of annual net revenue and approximately $2.5 million to $3.5 million of operating income.

Cost of Revenue:

	Three Months Ended October 31, 2016	As a % of Segment Net Revenue	Three Months Ended October 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$26,788	103.5%	$32,408	97.6%	$(5,620)	(17.3%)
Asia	35,629	83.1%	45,222	83.9%	(9,593)	(21.2%)
Europe	43,257	95.7%	42,007	93.9%	1,250	3.0%
e-Business	6,320	85.5%	9,000	97.8%	(2,680)	(29.8%)

Total	$111,994	92.3%	$128,637	91.2%	$(16,643)	(12.9%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment, shipping and applicable facilities costs. Cost of revenue for the three months ended October 31, 2016 included materials procured on behalf of our clients of $68.9 million, as compared to $81.9 million for the same period in the prior year, a decrease of $13.0 million. Total cost of revenue decreased by $16.6 million for the three months ended October 31, 2016, as compared to the three months ended October 31, 2015, primarily due to lower revenues from clients in the consumer electronics market. Gross margin percentage for the first quarter of fiscal 2017 decreased to 7.7% from 8.8% in the prior year quarter, primarily as a result of an unfavorable revenue mix, primarily associated with lower volumes for a client in the consumer electronics market, coupled with increased labor costs in the Americas and Europe. For the three months ended October 31, 2016, the Company’s gross margin percentages within the Americas, Asia and Europe regions were -3.5%, 16.9% and 4.3%, as compared to 2.4%, 16.1% and 6.1%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended October 31, 2016.

In the Americas, the 5.9 percentage point decrease in gross margin, from 2.4% to -3.5%, resulted from an unfavorable shift in volumes for a client in the consumer electronics market and an increase in labor costs. In Asia, the 0.8 percentage point increase in gross margin, from 16.1% to 16.9%, was primarily the result of a favorable revenue mix associated with clients in the consumer electronics market. In Europe, the 1.8 percentage point decrease in gross margin, from 6.1% to 4.3%, was attributable to an unfavorable revenue mix, as well as increased labor and lease termination costs. The gross margin for e-Business was 14.5% for the three months ended October 31, 2016 as compared to 2.2% for the same period of the prior year. This increase of 12.3 percentage points was due to a favorable revenue mix primarily associated with clients in the consumer products industry.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2016	As a % of Segment Net Revenue	Three Months Ended October 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$2,649	10.2%	$3,092	9.3%	$(443)	(14.3%)
Asia	4,958	11.6%	5,085	9.4%	(127)	(2.5%)
Europe	3,974	8.8%	2,572	5.7%	1,402	54.5%
e-Business	704	9.5%	708	7.7%	(4)	(0.6%)

Sub-total	12,285	10.1%	11,457	8.1%	828	7.2%
Corporate-level activity	1,316		1,557		(241)	(15.5%)

Total	$13,601	11.2%	$13,014	9.2%	$587	4.5%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2016 increased by approximately $0.6 million compared to the same period in the prior year. Included in the comparable period in prior year was a gain related to the sale of a building in Europe of $1.2 million. Without this gain selling, general and administrative expenses would have decreased by $0.7 million. This decrease was primarily due to lower employee related costs associated with the Company’s ongoing restructuring efforts and lower costs associated with outsourced services, consulting and professional fees. These decreases were partially offset by higher IT infrastructure costs and costs associated with implementing a new management team. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended October 31, 2016.

Restructuring, net:

	Three Months Ended October 31, 2016	As a % of Segment Net Revenue	Three Months Ended October 31, 2015	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$297	1.1%	$797	2.4%	$(500)	(62.7%)
Asia	509	1.2%	253	0.5%	256	101.2%
Europe	541	1.2%	(43)	-0.1%	584	(1,358.1%)
e-Business	27	0.4%	—	0.0%	27	0.0%

Total	$1,374	1.1%	$1,007	0.7%	$367	36.4%

The $1.4 million restructuring charge recorded during the three months ended October 31, 2016 primarily consisted of $0.2 million, $0.4 million and $0.5 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 50 employees in our global supply chain. Of this amount, $0.3 million related to contractual obligations.

The $1.0 million restructuring charge recorded during the three months ended October 31, 2015 primarily consisted of $0.8 million and $0.3 million of employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 55 employees in our global supply chain.

Interest Income/Expense:

During the three months ended October 31, 2016 and 2015, interest income was $0.2 million and $0.1 million, respectively.

During the three months ended October 31, 2016 and 2015, interest expense was $2.0 million and $2.7 million, respectively. The interest expense primarily relates to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes during the third quarter of fiscal year 2014.

Other Gains (Losses), net:

The Company recorded foreign exchange gains of approximately $0.4 million during the three months ended October 31, 2016. For the three months ended October 31, 2016, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.7 million and $(0.2) million in the United States and Europe, respectively. The Company recorded foreign exchange losses of approximately $0.6 million during the three months ended October 31, 2015. For the three months ended October 31, 2015, the net gains primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $0.6 million and $0.3 million in Asia and Europe, respectively.

During the three months ended October 31, 2016 and 2015, the Company recognized $0.9 million and $13.8 million in net non-cash losses, respectively, associated with its Trading Securities. During the three months ended October 31, 2015, the Company recognized $4.3 million in net cash gains associated with its Trading Securities. In addition to this, during the three months ended October 31, 2015, the Company recognized $0.3 in net gains associated with short-term foreign currency contracts.

Income Tax Expense:

During the three months ended October 31, 2016, the Company recorded income tax expense of approximately $1.0 million, as compared to income tax expense of $0.9 million for the same period in the prior fiscal year. For the three months ended October 31, 2016 and 2015, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of October 31, 2016, the Company had available cash and cash equivalents of $105.3 million. As of October 31, 2016, the Company had approximately $14.1 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $3.0 million is considered permanently invested due to certain restrictions under local laws, and $11.1 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, the Borrowers entered into a Credit Agreement, as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions. For greater clarity, if the undrawn availability, as more fully described in the Credit Agreement, is either equal to or less than $10.0 million, or the aggregate principal balance of the loans plus the undrawn amount of all letters of credit in each case outstanding on any date is equal to or greater than $30.0 million; then compliance with the minimum fixed charge coverage ratio is required. If triggered, the minimum fixed charge coverage ratio to be maintained, as of the end of each fiscal month, for the trailing period of twelve consecutive fiscal months then ended, would be not less than 1.0 to 1.0. As of October 31, 2016, the Company had $5.0 million outstanding on the PNC Bank credit facility. As of July 31, 2016, the Company did not have any balance outstanding on the PNC Bank credit facility.

On March 18, 2014, the Company entered into the Indenture with Wells Fargo Bank, National Association, as trustee, relating to the Company’s issuance of $100 million of the Notes. The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three months ended October 31, 2016. The Company may not redeem the Notes prior to the mandatory date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. As of October 31, 2016 and July 31, 2016, the net carrying value of the Notes was $58.2 million and $57.2 million, respectively.

Consolidated working capital was $116.0 million at October 31, 2016, compared with $125.1 million at July 31, 2016. Included in working capital were cash and cash equivalents of $105.3 million at October 31, 2016 and $130.8 million at July 31, 2016.

Net cash used in operating activities was $29.8 million for the three months ended October 31, 2016, as compared to $1.7 million in the prior year period. The $28.1 million increase in net cash used in operating activities as compared with the same period in the prior year was primarily due to a high level of accounts payables in the prior year period associated with a major consumer electronics client. During the three months ended October 31, 2016, cash was negatively impacted by an increase in the balance of trade accounts receivable and an increase in the balance of net inventories. During the three months ended October 31, 2016, non-cash items within net cash used in operating activities included depreciation expense of $2.0 million, amortization of deferred financing costs of $0.2 million, accretion of debt discount of $0.9 million, share-based compensation of $0.2 million, non-cash losses, net, of $0.5 million and gains on investments in affiliates and impairments of $0.5 million. During the three months ended October 31, 2015, non-cash items within net cash used in operating activities included depreciation expense of $2.0 million, amortization of deferred financing costs of $0.1 million, accretion of debt discount of $1.2 million, share-based compensation of $0.5 million and non-cash losses, net, of $8.4 million.

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

Investing activities provided (used) cash of $(0.4) million and $26.8 million during the three months ended October 31, 2016 and 2015, respectively. The $0.4 million of cash used in investing activities during the three months ended October 31, 2016 was comprised of $1.8 million in capital expenditures and $0.9 million in proceeds from the sale of Trading Securities. The $26.8 million of cash provided by investing activities during the three months ended October 31, 2015 was comprised of $28.9 million in proceeds from the sale of Trading Securities, offset by $2.1 million in capital expenditures.

Financing activities provided cash of $4.9 million during the three months ended October 31, 2016 and primarily related to $5.0 in net proceeds and payments associated with the Company’s line of credit. Financing activities used cash of $0.1 million during the three months ended October 31, 2015 and primarily related to payments on capital lease obligations.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2016 and October 31, 2016. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $0.7 million as of October 31, 2016. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2016, the Company had no recorded liabilities with respect to these arrangements.

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

During the three months ended October 31, 2016, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

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

Interest Rate Risk

As of October 31, 2016, the Company had $5.0 million outstanding on the PNC Bank credit facility. As of July 31, 2016, the Company did not have any balance outstanding on the PNC Bank credit facility.

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

Investment Risk

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. As of October 31, 2016, the Company had $14.9 million in investments in trading securities. Had the market price of such securities been 10% lower at October 31, 2016, the aggregate value of such securities would have been $1.5 million lower.

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

During the quarter ended October 31, 2015, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of October 31, 2016 and July 31, 2016, there were no foreign currency forward contracts outstanding. As of October 31, 2015, the aggregate notional amount of the Company’s outstanding foreign currency forward contracts was $12.4 million. These contracts were designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments were recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the three months ended October 31, 2015, the Company recognized $0.3 million in net gains associated with these contracts.

Revenues from our foreign operating segments accounted for approximately 72.5% and 69.9% of total revenues during the three months ended October 31, 2016 and 2015, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2016 and 2015, we recorded a foreign currency translation loss of approximately $1.3 million and $0.8 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three months ended October 31, 2016 and 2015, we recorded net realized and unrealized foreign currency transaction and remeasurement gains (losses) of approximately $0.4 million and $(0.6) million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2016 because of the material weaknesses in internal control over financial reporting discussed below.

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

•	We are enhancing the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions, including access controls. We are also enhancing the design and precision level of existing monitoring controls.

•	We are evaluating additional policies, improved processes and procedures relating to our financial statement close processes and procedures.

•	We are hiring additional accounting personnel, making personnel changes in certain critical areas and will be providing additional training to the current personnel.

•	We have engaged a nationally recognized accounting firm to provide assistance and guidance in designing, implementing and testing the Company’s internal controls related to the identified material weakness.

•	We have formally established work streams, and designated work stream owners, to focus on critical areas associated with the material weakness and are developing the processes for remediation and testing.

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

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

O On June 8, 2015, Sean Peters, a former employee filed a complaint (the “Complaint”) against ModusLink Corporation in Superior Court of California asserting claims, among other things, for failure to pay wages, breach of contract, wrongful retaliation and termination, fraud, violations of California Business and Professions Code Section 17200, et seq., and civil penalties pursuant to California Labor Code Sections and pursuant to the California Private Attorney General Act, seeking over $1.0 million in damages, attorneys’ fees and costs and penalties. ModusLink filed an Answer to the Complaint making a general denial and asserting various affirmative defenses. The parties are currently engaged in discovery. Although there can be no assurance as to the ultimate outcome, ModusLink believes it has meritorious defenses and intends to defend the allegations vigorously.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2016. In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” discussed in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: December 7, 2016	By:	/S/ LOUIS J. BELARDI
Louis J. Belardi
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2016 and July 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended October 31, 2016 and 2015 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2016 and 2015 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.