Form 10-Q
period 2017-04-30
ModusLink Global Solutions Inc
filed 2017-06-05
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2017, there were 55,554,589 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

(unaudited)

	April 30, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$111,945	$130,790
Trading securities	11,373	16,768
Accounts receivable, trade, net of allowance for doubtful accounts of $488 and $489 at April 30, 2017 and July 31, 2016, respectively	93,402	111,336
Inventories	34,702	40,270
Funds held for clients	12,071	12,549
Prepaid expenses and other current assets	8,174	8,178

Total current assets	271,667	319,891
Property and equipment, net	19,867	22,271
Other assets	4,937	5,770

Total assets	$296,471	$347,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,145	$114,432
Accrued restructuring	313	2,936
Accrued expenses	40,017	37,740
Funds held for clients	12,071	12,549
Other current liabilities	26,087	27,109

Total current liabilities	159,633	194,766

Long-term portion of accrued restructuring	—	93
Notes payable	58,663	57,169
Other long-term liabilities	9,246	9,964

Long-term liabilities	67,909	67,226

Total liabilities	227,542	261,992

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at April 30, 2017 and July 31, 2016	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 55,554,589 issued and outstanding shares at April 30, 2017; 55,249,076 issued and outstanding shares at July 31, 2016	556	553
Additional paid-in capital	7,456,893	7,456,490
Accumulated deficit	(7,389,638)	(7,373,122)
Accumulated other comprehensive income	1,118	2,019

Total stockholders’ equity	68,929	85,940

Total liabilities and stockholders’ equity	$296,471	$347,932

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net revenue	$97,948	$96,460	$336,843	$357,515
Cost of revenue	89,406	94,286	307,770	339,234

Gross profit	8,542	2,174	29,073	18,281

Operating expenses
Selling, general and administrative	14,034	14,489	39,561	42,276
Impairment of long-lived assets	—	—	—	305
Restructuring, net	(249)	182	1,901	1,429

Total operating expenses	13,785	14,671	41,462	44,010

Operating loss	(5,243)	(12,497)	(12,389)	(25,729)

Other income (expense):
Interest income	96	334	276	536
Interest expense	(2,041)	(2,833)	(6,179)	(8,339)
Other gains (losses), net	2,708	2,239	3,239	(7,107)
Impairment of investments in affiliates	—	—	—	(42)

Total other income (expense)	763	(260)	(2,664)	(14,952)

Loss before income taxes	(4,480)	(12,757)	(15,053)	(40,681)
Income tax expense	819	408	2,591	1,464
Gains on investments in affiliates, net of tax	(232)	(316)	(1,128)	(575)

Net loss	$(5,067)	$(12,849)	$(16,516)	$(41,570)

Basic and diluted net loss per share:	$(0.09)	$(0.25)	$(0.30)	$(0.80)
Weighted average common shares used in basic and diluted earnings per share	55,257	52,200	55,099	51,867

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
Net loss	$(5,067)	$(12,849)	$(16,516)	$(41,570)
Other comprehensive loss:
Foreign currency translation adjustment	232	1,977	(1,771)	31
Pension liability adjustments, net of tax	80	—	830	—
Net unrealized holding gain (loss) on securities, net of tax	40	(2)	40	29

Other comprehensive gain (loss)	352	1,975	(901)	60

Comprehensive loss	$(4,715)	$(10,874)	$(17,417)	$(41,510)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,516)	$(41,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,967	5,820
Amortization of deferred financing costs	422	561
Accretion of debt discount	2,913	3,864
Impairment of long-lived assets	—	305
Share-based compensation	526	926
Non-cash (gains) losses, net	(3,239)	5,869
(Gains) losses on investments in affiliates and impairments	(1,128)	(533)
Changes in operating assets and liabilities:
Trade accounts receivable, net	16,813	10,175
Inventories	4,889	7,999
Prepaid expenses and other current assets	356	(3,128)
Accounts payable, accrued restructuring and accrued expenses	(30,975)	(12,880)
Refundable and accrued income taxes, net	238	2,411
Other assets and liabilities	(1,623)	(2,114)

Net cash used in operating activities	(21,357)	(22,295)

Cash flows from investing activities:
Additions to property and equipment	(3,885)	(5,796)
Proceeds from the disposition of property and equipment	—	1,318
Proceeds from the sale of Trading Securities	7,998	57,056
Investments in affiliates	—	(42)
Proceeds from investments in affiliates	1,128	575

Net cash provided by investing activities	5,241	53,111

Cash flows from financing activities:
Purchase of the Company’s Convertible Notes	(1,763)	(359)
Repayments on capital lease obligations	(171)	(173)
Proceeds from issuance of common stock	15	38
Repurchase of common stock	—	(127)

Net cash used in financing activities	(1,919)	(621)

Net effect of exchange rate changes on cash and cash equivalents	(810)	10

Net increase (decrease) in cash and cash equivalents	(18,845)	30,205
Cash and cash equivalents at beginning of period	130,790	119,431

Cash and cash equivalents at end of period	$111,945	$149,636

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2016, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 14, 2016. The results for the three and nine months ended April 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended April 30, 2017, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allowed for adoption on either a prospective or retrospective basis. The Company had elected to early adopt this guidance on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715), which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.

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

Inventories consisted of the following:

	April 30, 2017	July 31, 2016
	(In thousands)
Raw materials	$23,640	$28,506
Work-in-process	639	590
Finished goods	10,423	11,174

	$34,702	$40,270

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

(5) INVESTMENTS

Trading securities

During the three months ended April 30, 2017, the Company received $2.2 million in proceeds associated with the sale of publicly traded securities (“Trading Securities”), which included a $0.4 million cash gain. During the three months ended April 30, 2017, the Company recognized $2.2 million in net non-cash net gains associated with its Trading Securities. During the nine months ended April 30, 2017, the Company received $8.0 million in proceeds associated with the sale of Trading Securities, which included a $0.9 million cash gain. During the nine months ended April 30, 2017, the Company recognized $1.7 million in net non-cash net gains associated with its Trading Securities.

During the three months ended April 30, 2016, the Company sold $12.9 million in Trading Securities, with a realized gain of $0.7 million. However, the cash associated with $0.3 million of these trades was received subsequent to April 30, 2016. The receivable associated with this receipt is classified under other current assets on our balance sheet as of April 30, 2016. During the nine months ended April 30, 2016, the Company received $57.1 million in proceeds associated with the sale of Trading Securities, which included a realized gain of $6.2 million. These gains and losses associated with the Trading Securities are recorded as a component of Other gains (losses), net on the Statement of Operations.

As of April 30, 2017, the Company had $11.4 million in investments in Trading Securities. As of July 31, 2016, the Company had $16.8 million in investments in Trading Securities, $12.6 million of which were the publicly traded convertible debentures. The Company’s purchases of the publicly traded convertible debentures were on the open market. The chairman of the board of the company issuing the publicly traded convertible debentures is also the chairman of the board of ModusLink Global Solutions, Inc. The Trading Securities were classified within Level 1 of the fair value hierarchy.

(6) OTHER CURRENT LIABILITIES

The following table reflects the components of “Accrued expenses” and “Other current liabilities”:

	April 30, 2017	July 31, 2016
	(In thousands)
Accrued taxes	$3,371	$3,068
Accrued compensation	8,469	9,590
Accrued interest	460	1,346
Accrued audit, tax and legal	2,961	2,544
Accrued contract labor	3,318	2,966
Accrued other	21,438	18,226

	$40,017	$37,740

	April 30, 2017	July 31, 2016
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Other	7,205	8,227

	$26,087	$27,109

As of April 30, 2017 and July 31, 2016, the Company had accrued pricing liabilities of approximately $18.9 million for both periods. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at April 30, 2017 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(7) RESTRUCTURING, NET

Restructuring and other costs for the three and nine months ended April 30, 2017 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2017. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by the end of December 2017.

The $1.9 million restructuring charge recorded during the nine months ended April 30, 2017 primarily consisted of $0.2 million, $0.7 million, $0.5 million and $0.1 million of employee-related costs in the Americas, Asia, Europe and e-Business, respectively, related to the workforce reduction of 78 employees in our global supply chain. Of this amount, $0.5 million related to contractual obligations.

The $1.4 million restructuring charge recorded during the nine months ended April 30, 2016 primarily consisted of $0.9 million and $0.5 million of employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 75 employees in our global supply chain operations.

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the nine months ended April 30, 2017:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2016	$2,074	$955	$3,029

Restructuring charges	1,853	441	2,294
Restructuring adjustments	(437)	44	(393)
Cash paid	(3,274)	(1,298)	(4,572)
Non-cash adjustments	(54)	9	(45)

Accrued restructuring balance at April 30, 2017	$162	$151	$313

	Americas	Asia	Europe	e-Business	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2016	$862	$894	$398	$875	$3,029

Restructuring charges	500	972	698	124	2,294
Restructuring adjustments	(217)	(107)	(60)	(9)	(393)
Cash paid	(1,034)	(1,672)	(984)	(882)	(4,572)
Non-cash adjustments	—	(40)	(8)	3	(45)

Accrued restructuring balance at April 30, 2017	$111	$47	$44	$111	$313

The net restructuring charges for the three and nine months ended April 30, 2017 and 2016 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenue	$(170)	$182	$565	$1,080
Selling, general and administrative	(79)	—	1,336	349

	$(249)	$182	$1,901	$1,429

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of April 30, 2017, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the quarter ended April 30, 2017.

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

The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $63.6 million and $51.0 million as of April 30, 2017 and July 31, 2016, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of April 30, 2017 and July 31, 2016, the net carrying value of the Notes was $58.7 million and $57.2 million, respectively.

	April 30, 2017	July 31, 2016
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$26,961	$27,099
Principal amount of Notes	$67,625	$69,625
Unamortized debt discount	(8,234)	(11,443)
Unamortized debt issuance costs	(728)	(1,013)

Net carrying amount	$58,663	$57,169

As of April 30, 2017, the remaining period over which the unamortized discount will be amortized is 22 months.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(In thousands)
Interest expense related to contractual interest coupon	$914	$1,322	$2,737	$3,968
Interest expense related to accretion of the discount	973	1,391	2,913	3,864
Interest expense related to debt issuance costs	86	123	258	342

	$1,973	$2,836	$5,908	$8,174

During the three and nine months ended April 30, 2017, the Company recognized interest expense associated with the Notes of $2.0 million and $5.9 million, respectively. During the three and nine months ended April 30, 2016, the Company recognized interest expense associated with the Notes of $2.8 million and $8.2 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The notes bear interest of 5.25%.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the three months ended April 30, 2017, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of April 30, 2017 and July 31, 2016, the Company did not have a balance outstanding on the PNC Bank credit facility.

(9) CONTINGENCIES

On June 8, 2015, Sean Peters, a former employee filed a complaint (the “Complaint”) against ModusLink Corporation in Superior Court of California asserting claims, among other things, for failure to pay wages, breach of contract, wrongful retaliation and termination, fraud, violations of California Business and Professions Code Section 17200, et seq., and civil penalties pursuant to California Labor Code Sections and pursuant to the California Private Attorney General Act, seeking over $1.0 million in damages, attorneys’ fees and costs and penalties. ModusLink filed an Answer to the Complaint making a general denial and asserting various affirmative defenses. The parties have agreed to mediate the matter. A Mediation is tentatively scheduled for June 29, 2017. The parties have engaged in formal and informal discovery, but no depositions have been taken. Although there can be no assurance as to the ultimate outcome, ModusLink believes it has meritorious defenses and intends to defend the allegations vigorously.

On May 12, 2017, the Excise Tax Branch of the Internal Revenue Service issued a $1.6 million claim associated with the Company’s compliance with the self-assessment of excise tax on Ozone Depleting Chemicals. The Company is objecting to the assessment on a number of technical and substantive grounds. Currently the Company is unable to determine the probability of an unfavorable outcome or a range of outcomes. Accordingly the Company has not recorded a reserve associated with this matter.

(10) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(In thousands)
Foreign currency exchange gain (losses)	$206	$137	$632	$(616)
Gains (losses) on Trading Securities	2,509	1,860	2,603	(6,488)
Other, net	(7)	242	4	(3)

	$2,708	$2,239	$3,239	$(7,107)

The Company recorded foreign exchange gains of approximately $0.2 million and $0.1 million during the three months ended April 30, 2017 and 2016, respectively. For the three months ended April 30, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(0.5) million, $0.5 million and $0.3 million in Corporate, Asia and e-Business, respectively. For the three months ended April 30, 2016, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.5 million, $0.5 million $0.1 million in the Asia, Europe and e-Business, respectively, offset by net losses of $1.1 million in Corporate.

During the three months ended April 30, 2017 and 2016, the Company recognized $2.5 million and $1.9 million in net gains associated with its Trading Securities. During the three months ended April 30, 2016, the Company recognized $0.2 million in net gains associated with short-term foreign currency contracts.

The Company recorded foreign exchange gains (losses) of approximately $0.6 million and $(0.6) million during the nine months ended April 30, 2017 and 2016, respectively. For the nine months ended April 30, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.7 million, $0.2 million and $(0.4) million in Corporate, e-Business and Europe, respectively. For the nine months ended April 30, 2016, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $(0.5) million and $(0.2) million in the Asia and Corporate, respectively, offset by net gains of $0.1 million in e-Business.

During the nine months ended April 30, 2017 and 2016, the Company recognized $2.6 million and $(6.5) million in net gains (losses) associated with its Trading Securities. During the nine months ended April 30, 2016, the Company recognized $0.1 million in net gains associated with short-term foreign currency contracts.

(11) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended April 30, 2017, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of April 30, 2017 and July 31, 2016, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.7 million and $1.2 million, respectively.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Condensed Consolidated Statements of Operations. As of April 30, 2017 and July 31, 2016, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2012 through July 31, 2016. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2016 tax years remain subject to examination in most locations, while the Company’s 2005 through 2016 tax years remain subject to examination in most Asia locations.

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

(12) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three and nine months ended April 30, 2017 and 2016:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net loss	$(5,067)	$(12,849)	$(16,516)	$(41,570)
Weighted average common shares outstanding	55,257	52,200	55,099	51,867
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—	—	—

Weighted average number of common and potential common shares	55,257	52,200	55,099	51,867

Basic and diluted net loss per share	$(0.09)	$(0.25)	$(0.30)	$(0.80)

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

For the three and nine months ended April 30, 2017, approximately 13.9 million and 14.3 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and nine months ended April 30, 2016, approximately 21.8 million and 21.7 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(13) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three and nine months ended April 30, 2017 and 2016, which was allocated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(In thousands)
Cost of revenue	$10	$21	$41	$77
Selling, general and administrative	135	(53)	485	849

	$145	$(32)	$526	$926

At April 30, 2017, there was approximately $0.1 million of total unrecognized compensation cost related to Stock Options issued under the Company’s plans. At April 30, 2017, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(14) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
		(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2016	$6,131	$(4,206)	$94	$2,019
Foreign currency translation adjustment	(1,771)	—	—	(1,771)
Pension liability adjustments	—	830	—	830
Net unrealized holding gain on securities	—	—	40	40

Net current-period other comprehensive income (loss)	(1,771)	830	40	(901)

Accumulated other comprehensive income (loss) at April 30, 2017	$4,360	$(3,376)	$134	$1,118

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(In thousands)
Net revenue:
Americas	$20,179	$22,707	$73,240	$84,126
Asia	37,056	33,217	118,790	131,624
Europe	34,272	33,186	124,363	116,585
e-Business	6,441	7,350	20,450	25,180

	$97,948	$96,460	$336,843	$357,515

Operating income (loss):
Americas	$(2,363)	$(3,601)	$(7,939)	$(11,598)
Asia	832	(2,015)	4,921	1,031
Europe	(2,334)	(3,826)	(4,885)	(7,858)
e-Business	(197)	(1,248)	(742)	(2,149)

Total Segment operating income (loss)	(4,062)	(10,690)	(8,645)	(20,574)
Corporate-level activity	(1,181)	(1,807)	(3,744)	(5,155)

Total operating loss	(5,243)	(12,497)	(12,389)	(25,729)

Total other expense	(763)	260	2,664	14,952

Loss before income taxes	$(4,480)	$(12,757)	$(15,053)	$(40,681)

	April 30, 2017	July 31, 2016
	(In thousands)
Total assets:
Americas	$23,524	$28,280
Asia	76,147	89,242
Europe	64,212	75,952
e-Business	18,634	22,884

Sub-total—segment assets	182,517	216,358
Corporate	113,954	131,574

	$296,471	$347,932

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(In thousands)
Supply chain services	$91,507	$89,110	$316,393	$332,335
e-Business services	6,441	7,350	20,450	25,180

	$97,948	$96,460	$336,843	$357,515

As of April 30, 2017, approximately $3.0 million, $3.4 million, $3.3 million, $2.3 million and $2.8 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland, China and Singapore, respectively. As of July 31, 2016, approximately $12.3 million, $3.0 million, $3.5 million, $3.0 million and $2.9 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland, China and Singapore, respectively.

For the three months ended April 30, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $21.0 million, $29.1 million, $16.5 million and $16.4 million, respectively. For the three months ended April 30, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $23.7 million, $26.0 million, $13.5 million and $17.8 million, respectively.

For the nine months ended April 30, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $75.3 million, $97.2 million, $53.3 million and $64.4 million, respectively. For the nine months ended April 30, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $88.8 million, $109.8 million, $51.2 million and $58.7 million, respectively.

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

Pursuant to the Management Services Agreement, the Company pays a fixed monthly fee of $175,000 in consideration for the services and incremental costs as incurred. The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by the parties. Total expenses incurred related to the Management Services Agreement for the three months ended April 30, 2017 and 2016 were both $0.6 million. Total expenses incurred related to the Management Services Agreement for the nine months ended April 30, 2017 and 2016 were both $1.7 million. As of April 30, 2017, $0.4 million was due to SPH Services. As of July 31, 2016, amounts due to SP Corporate SPH Services were $0.5 million.

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

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. An officer of SP Corporate and of the General Partner of Steel Partners Holdings L.P., is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the three months ended April 30, 2017, Mutual Securities received an immaterial amount in commissions associated with these transactions.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of April 30, 2017 and July 31, 2016, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	April 30, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,373	$11,373	$—	$—
Money market funds	86,318	86,318	—	—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$4,209	$4,209	$—	$—
Marketable corporate bonds	12,559	12,559	—	—
Money market funds	101,224	101,224	—	—

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

The following table presents the Company’s debt not carried at fair value:

	April 30, 2017		July 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$58,663	$63,610	$57,169	$50,957	Level 1

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

We operate an integrated supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution enables clients to link supply and demand in real time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. The Company also produces and licenses an entitlement management solution powered by its enterprise-class Poetic software, which is an enterprise grade, entitlement management system, and offers a complete solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products. We believe our strategic positioning provides a global value proposition in technology and forward and reverse logistics.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and financial restatement costs, SEC penalties on resolution, strategic consulting and other related professional fees, restructuring, share-based compensation, impairment of long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, gains and losses, and equity in gains and losses, of affiliates and impairments, and income from discontinued operations. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services. Management’s turnaround plan is in place which has led to changes in executive leadership, investments in the business, institution of lean principles and methodologies across all sites including administrative activities, cost reductions, select facility downsizing and process driven changes to realign the Company’s structure around client needs.

As a large portion of our revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance of the technology sector and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue, gross margin and overall operating performance. Additionally, the markets for our services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management, and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. We have developed plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins as mentioned above. There can be no assurance that these actions will improve gross margins. For the three months ended April 30, 2017 and 2016, the Company’s gross margin percentage was 8.7% and 2.3%, respectively, indicating that the Company’s profit improvement plans are beginning to take effect. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended April 30, 2017, our top ten clients collectively accounted for approximately 71.1% of our net revenue. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients, and we plan to expand into new markets and over time, diversify the concentration of revenue across additional clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the three months ended April 30, 2017, the Company reported net revenue of $97.9 million, operating loss of $5.2 million, loss from continuing operations before income taxes of $4.5 million and net loss of $5.1 million. For the nine months ended April 30, 2017, the Company reported net revenue of $336.8 million, operating loss of $12.4 million, loss from continuing operations before income taxes of $15.1 million and net loss of $16.5 million. For the three months ended April 30, 2016, the Company reported net revenue of $96.5 million, operating loss of $12.5 million, loss before income taxes of $12.8 million and net loss of $12.8 million. For the nine months ended April 30, 2016, the Company reported net revenue of $357.5 million, operating loss of $25.7 million, loss before income taxes of $40.7 million and net loss of $41.6 million. At April 30, 2017, we had cash and cash equivalents of $111.9 million, and working capital of $112.0 million.

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

Results of Operations

Three months ended April 30, 2017 compared to the three months ended April 30, 2016

Net Revenue:

	Three Months Ended April 30, 2017	As a % of Total Net Revenue	Three Months Ended April 30, 2016	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$20,179	20.6%	$22,707	23.5%	$(2,528)	(11.1%)
Asia	37,056	37.8%	33,217	34.4%	3,839	11.6%
Europe	34,272	35.0%	33,186	34.4%	1,086	3.3%
e-Business	6,441	6.6%	7,350	7.6%	(909)	(12.4%)

Total	$97,948	100.0%	$96,460	100.0%	$1,488	1.5%

Net revenue increased by approximately $1.5 million during the three months ended April 30, 2017, as compared to the same period in the prior year. This change in net revenue was primarily driven by an increase in revenues for a client in the computing industry, offset partially by smaller declines in revenues for clients in computing and consumer electronics industries. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended April 30, 2017 as compared to the same period in the prior year.

During the three months ended April 30, 2017, net revenue in the Americas region decreased by approximately $2.5 million. This change in net revenue was primarily driven by declines in revenues from clients in consumer electronics industry, partially offset by an increase in revenues for a client in the computing industry. Within the Asia region, the net revenue increase of approximately $3.8 million was primarily driven by an increase in revenues for a client in the computing industry. Within the Europe region, net revenue increased by approximately $1.1 million primarily due to higher revenues from clients in the consumer electronics industry. Net revenue for e-Business decreased by approximately $0.9 million primarily due to lower revenues from clients in the computing and consumer electronics industries, partially offset by increased revenues from a consumer products client.

Cost of Revenue:

	Three Months Ended April 30, 2017	As a % of Segment Net Revenue	Three Months Ended April 30, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$19,956	98.9%	$23,492	103.5%	$(3,536)	(15.1%)
Asia	31,026	83.7%	30,041	90.4%	985	3.3%
Europe	32,563	95.0%	32,939	99.3%	(376)	(1.1%)
e-Business	5,861	91.0%	7,814	106.3%	(1,953)	(25.0%)

Total	$89,406	91.3%	$94,286	97.7%	$(4,880)	(5.2%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2017 included materials procured on behalf of our clients of $55.8 million, as compared to $55.6 million for the same period in the prior year, an increase of $0.2 million. Total cost of revenue decreased by $4.9 million for the three months ended April 30, 2017, as compared to the three months ended April 30, 2016, primarily due to more efficient use of temporary labor in the Asia and Americas regions, respectively. Gross margin percentage for the three months ended April 30, 2017 increased to 8.7% from 2.3% in the prior year quarter, primarily as a result of more efficient use of temporary labor in Asia, Europe and e-Business. For the three months ended April 30, 2017, the Company’s gross margin percentages within the Americas, Asia, Europe and e-Business were 1.1%, 16.3%, 5.0% and 9.0% as compared to -3.5%, 9.6%, 0.7% and -6.3%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended April 30, 2017.

In the Americas, the 4.6 percentage point increase in gross margin, from -3.5% to 1.1%, resulted from a favorable reduction in materials costs and more efficient use of temporary labor. In Asia, the 6.7 percentage point increase in gross margin, from 9.6% to 16.3%, was primarily the result of the more efficient use of temporary labor, as well as an increase in revenues for a client in the computing industry. In Europe, the 4.3 percentage point increase in gross margin, from 0.7% to 5.0%, was primarily the result of the more efficient use of temporary labor, as well as higher revenues from clients in the consumer electronics industry. The gross margin for e-Business was 9.0% for the three months ended April 30, 2017 as compared to -6.3% for the same period of the prior year. This increase of 15.3 percentage points was due to favorable labor costs.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2017	As a % of Segment Net Revenue	Three Months Ended April 30, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$2,789	13.8%	$2,816	12.4%	$(27)	(1.0%)
Asia	5,187	14.0%	5,009	15.1%	178	3.6%
Europe	4,098	12.0%	4,073	12.3%	25	0.6%
e-Business	779	12.1%	784	10.7%	(5)	(0.6%)

Sub-total	12,853	13.1%	12,682	13.1%	171	1.3%
Corporate-level activity	1,181		1,807		(626)	(34.6%)

Total	$14,034	14.3%	$14,489	15.0%	$(455)	(3.1%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses and public reporting costs. Selling, general and administrative expenses during the three months ended April 30, 2017 decreased by approximately $0.5 million compared to the three-month period ended April 30, 2016, primarily as a result of lower employee related costs associated with the Company’s ongoing restructuring efforts ($0.2 million), as well as lower professional fees primarily associated with outsourced services ($0.3 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended April 30, 2017.

Restructuring, net:

	Three Months Ended April 30, 2017	As a % of Segment Net Revenue	Three Months Ended April 30, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$(203)	-1.0%	$—	0.0%	$(203)	0.0%
Asia	11	0.0%	182	0.5%	(171)	(94.0%)
Europe	(55)	-0.2%	—	0.0%	(55)	0.0%
e-Business	(2)	0.0%	—	0.0%	(2)	0.0%

Total	$(249)	-0.3%	$182	0.2%	$(431)	(236.8%)

The $0.2 million net restructuring adjustments recorded during the three months ended April 30, 2017 primarily consisted of $0.2 million and $0.1 million of employee-related net adjustments of previously recorded accruals in the Americas and Europe, respectively, as well as the workforce reduction of 10 employees in our global supply chain operations. During this period, $0.1 million of restructuring expenses related to contractual obligations.

The $0.2 million restructuring charge recorded during the three months ended April 30, 2016 primarily consisted of $0.2 million of employee-related costs in Asia, related to the workforce reduction of 17 employees in our global supply chain operations.

Interest Income/Expense:

The decrease in interest income of $0.2 million during the three months ended April 30, 2017, as compared to the same period in the prior year, is attributable to the disposition of the Trading Securities during the current and prior quarters.

During the three months ended April 30, 2017 and 2016, interest expense totaled approximately $2.0 million and $2.8 million, respectively. The decrease in interest expense primarily relates to the purchases of the Company’s 5.25% Convertible Senior Notes subsequent to the quarter ended April 30, 2016.

Other Gains (Losses), net:

The Company recorded foreign exchange gains of approximately $0.2 million and $0.1 million during the three months ended April 30, 2017 and 2016, respectively. For the three months ended April 30, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(0.5) million, $0.5 million and $0.3 million in Corporate, Asia and e-Business, respectively. For the three months ended April 30, 2016, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $0.5 million, $0.5 million $0.1 million in the Asia, Europe and e-Business, respectively, offset by net losses of $1.1 million in Corporate.

During the three months ended April 30, 2017 and 2016, the Company recognized $2.5 million and $1.9 million in net gains associated with its Trading Securities. During the three months ended April 30, 2016, the Company recognized $0.2 million in net gains associated with short-term foreign currency contracts.

Income Tax Expense:

During the three months ended April 30, 2017, the Company recorded income tax expense of approximately $0.8 million, as compared to income tax expense of $0.4 million for the same period in the prior fiscal year. For the three months ended April 30, 2017 and 2016, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The increase in income taxes was primarily driven by higher pre-tax income in certain jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Results of Operations

Nine months ended April 30, 2017 compared to the nine months ended April 30, 2016

Net Revenue:

	Nine Months Ended April 30, 2017	As a % of Total Net Revenue	Nine Months Ended April 30, 2016	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$73,240	21.7%	$84,126	23.5%	$(10,886)	(12.9%)
Asia	118,790	35.3%	131,624	36.8%	(12,834)	(9.8%)
Europe	124,363	36.9%	116,585	32.6%	7,778	6.7%
e-Business	20,450	6.1%	25,180	7.1%	(4,730)	(18.8%)

Total	$336,843	100.0%	$357,515	100.0%	$(20,672)	(5.8%)

Net revenue decreased by approximately $20.7 million during the nine months ended April 30, 2017, as compared to the same period in the prior year. This change in net revenue was primarily driven by decreased revenues from two clients in the consumer electronics industry. One client’s decrease in revenues for the nine months ended April 30, 2017, as compared to the same period in the prior year, had a significant effect on the Americas. The other client had a significant impact on revenues in Asia, as discussed below. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the nine months ended April 30, 2017 as compared to the same period in the prior year.

During the nine months ended April 30, 2017, net revenue in the Americas region decreased by approximately $10.9 million. This change in net revenue was primarily driven by decreased revenues from a client in the consumer electronics market. Within the Asia region, the net revenue decrease of approximately $12.8 million primarily resulted from lower revenues from a program in the consumer electronics market. Within the Europe region, net revenue increased by approximately $7.8 million primarily due to higher revenues from clients in the consumer electronics industry. Net revenue for e-Business decreased by approximately $4.7 million primarily due to lower revenues from clients in the consumer electronics industry.

Cost of Revenue:

	Nine Months Ended April 30, 2017	As a % of Segment Net Revenue	Nine Months Ended April 30, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$72,921	99.6%	$85,751	101.9%	$(12,830)	(15.0%)
Asia	98,740	83.1%	115,077	87.4%	(16,337)	(14.2%)
Europe	116,955	94.0%	113,349	97.2%	3,606	3.2%
e-Business	19,154	93.7%	25,057	99.5%	(5,903)	(23.6%)

Total	$307,770	91.4%	$339,234	94.9%	$(31,464)	(9.3%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the nine months ended April 30, 2017 included materials procured on behalf of our clients of $192.7 million, or 57.2% of consolidated net revenue, as compared to $208.0 million, or 58.2% of consolidated net revenue for the same period in the prior year, a decrease of $15.3 million. Total cost of revenue decreased by $31.5 million for the nine months ended April 30, 2017, as compared to the nine months ended April 30, 2016, primarily due to the decline in volume, cost of materials and a more efficient use of temporary labor primarily associated with Asia and the Americas regions.

Gross margin increased to 8.6% for the nine months ended April 30, 2017, from 5.1% for the nine months ended April 30, 2016, primarily as a result of a more efficient use of temporary labor, improved client mix and process improvements, partially offset by the reduction in revenues. For the nine months ended April 30, 2017, the Company’s gross margin percentages within the Americas, Asia, Europe and e-Business were 0.4%, 16.9%, 6.0% and 6.3%, as compared to -1.9%, 12.6%, 2.8% and 0.5%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the nine months ended April 30, 2017.

In the Americas, the 2.3 percentage point increase in gross margin, from -1.9% to 0.4%, resulted from a decline in material costs and a more efficient use of temporary labor, partially offset by less significant decline in revenues. In Asia, the 4.3 percentage point increase, from 12.6% to 16.9% was primarily resulted from a decline in materials costs and more efficient use of temporary labor, partially offset by a lower decline in revenues. In Europe, the 3.2 percentage point increase in gross margin, from 2.8% to 6.0%, resulted from an increase in revenues, as well as a more efficient use of temporary labor. The gross margin for e-Business was 6.3% for the nine months ended April 30, 2017 as compared to 0.5% for the same period of the prior year. This favorable increase of 5.8 percentage points was due to a more efficient use of temporary labor, partially offset by less significant decline in revenues.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2017	As a % of Segment Net Revenue	Nine Months Ended April 30, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$7,975	10.9%	$9,053	10.8%	$(1,078)	(11.9%)
Asia	14,264	12.0%	15,027	11.4%	(763)	(5.1%)
Europe	11,655	9.4%	10,773	9.2%	882	8.2%
e-Business	1,923	9.4%	2,268	9.0%	(345)	(15.2%)

Sub-total	35,817	10.6%	37,121	10.4%	(1,304)	(3.5%)
Corporate-level activity	3,744		5,155		(1,411)	(27.4%)

Total	$39,561	11.7%	$42,276	11.8%	$(2,715)	(6.4%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses and public reporting costs. Selling, general and administrative expenses during the nine months ended April 30, 2017 decreased by approximately $2.7 million compared to the nine months ended April 30, 2016. The balance decreased primarily as a result of reduced employee-related costs ($2.3 million) related to restructuring and cost containment programs, lower professional fees ($1.2 million) primarily associated with outsourced services and a decrease in other selling, general and administrative expenses ($0.4 million). This decrease were offset by a gain included in the comparable period in the prior year related to the sale of a building in Europe of $1.2 million. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the nine months ended April 30, 2017.

Impairment of Long-Lived Assets:

During the nine months ended, April 30, 2016, the Company recorded an impairment charge of $0.3 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value.

Restructuring, net:

	Nine Months Ended April 30, 2017	As a % of Segment Net Revenue	Nine Months Ended April 30, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$283	0.4%	$920	1.1%	$(637)	(69.2%)
Asia	865	0.7%	489	0.4%	376	76.9%
Europe	638	0.5%	16	0.0%	622	3,887.5%
e-Business	115	0.6%	4	0.0%	111	2,775.0%

Total	$1,901	0.6%	$1,429	0.4%	$472	33.0%

The $1.9 million restructuring charge recorded during the nine months ended April 30, 2017 primarily consisted of $0.2 million, $0.7 million, $0.5 million and $0.1 million of employee-related costs in the Americas, Asia, Europe and e-Business, respectively, related to the workforce reduction of 78 employees in our global supply chain. Of this amount, $0.5 million related to contractual obligations.

The $1.4 million restructuring charge recorded during the nine months ended April 30, 2016 primarily consisted of $0.9 million and $0.5 million of employee-related costs in the Americas and Asia, respectively, related to the workforce reduction of 75 employees in our global supply chain operations.

Interest Income/Expense:

During the nine months ended April 30, 2017 and 2016, interest income was $0.3 million and $0.5 million, respectively.

During the nine months ended April 30, 2017 and 2016, interest expense totaled approximately $6.2 million and $8.3 million, respectively. The decrease in interest expense primarily relates to the purchases of the Company’s 5.25% Convertible Senior Notes subsequent to the quarter ended January 31, 2016.

Other Gains (Losses), net:

The Company recorded foreign exchange gains (losses) of approximately $0.6 million and $(0.6) million during the nine months ended April 30, 2017 and 2016, respectively. For the nine months ended April 30, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.7 million, $0.2 million and $(0.4) million in Corporate, e-Business and Europe, respectively. For the nine months ended April 30, 2016, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $(0.5) million and $(0.2) million in the Asia and Corporate, respectively, offset by net gains of $0.1 million in e-Business.

During the nine months ended April 30, 2017 and 2016, the Company recognized $2.6 million and $(6.5) million in net gains (losses) associated with its Trading Securities. During the nine months ended April 30, 2016, the Company recognized $0.1 million in net gains associated with short-term foreign currency contracts.

Income Tax Expense:

During the nine months ended April 30, 2017, the Company recorded income tax expense of approximately $2.6 million. During the nine months ended April 30, 2016, the Company recorded income tax expense of approximately $1.5 million. For the nine months ended April 30, 2017 and 2016, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. The reduction in income taxes was primarily driven by lower operating income.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of April 30, 2017, the Company had available cash and cash equivalents of $111.9 million. As of April 30, 2017, the Company had approximately $22.6 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $4.3 million is considered permanently invested due to certain restrictions under local laws, and $18.3 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, the Borrowers entered into a Credit Agreement, as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions. For greater clarity, if the undrawn availability, as more fully described in the Credit Agreement, is either equal to or less than $10.0 million, or the aggregate principal balance of the loans plus the undrawn amount of all letters of credit in each case outstanding on any date is equal to or greater than $30.0 million; then compliance with the minimum fixed charge coverage ratio is required. If triggered, the minimum fixed charge coverage ratio to be maintained, as of the end of each fiscal month, for the trailing period of twelve consecutive fiscal months then ended, would be not less than 1.0 to 1.0. As of April 30, 2017 and July 31, 2016, the Company did not have any balance outstanding on the PNC Bank credit facility.

On March 18, 2014, the Company entered into the Indenture with Wells Fargo Bank, National Association, as trustee, relating to the Company’s issuance of $100 million of the Notes. The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three months ended April 30, 2017. The Company may not redeem the Notes prior to the mandatory date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. As of April 30, 2017 and July 31, 2016, the principal amount of the Notes was $67.6 million and $69.6 million, respectively. As of April 30, 2017 and July 31, 2016, the net carrying value of the Notes was $58.7 million and $57.2 million, respectively.

Consolidated working capital was $112.0 million at April 30, 2017, compared with $125.1 million at July 31, 2016. Included in working capital were cash and cash equivalents of $111.9 million at April 30, 2017 and $130.8 million at July 31, 2016. The Company’s current ratio was 1.7 to 1 at April 30, 2017 compared to 1.6 to 1 at July 31, 2016.

Net cash used in operating activities was $21.4 million for the nine months ended April 30, 2017, as compared to $22.3 million in the prior year period. The $0.9 million decrease in net cash used in operating activities as compared with the same period in the prior year was primarily due to the $25.1 million improvement in the Company’s net loss, primarily offset by payments of accounts payable, accrued restructuring and accrued expenses as compared to the payments made in the prior year period. During the nine months ended April 30, 2017, non-cash items within net cash provided by operating activities included depreciation expense of $6.0 million, amortization of deferred financing costs of $0.4 million, accretion of debt discount of $2.9 million, share-based compensation of $0.5 million, non-cash gains, net, of $3.2 million and gains on investments in affiliates of $1.1 million. During the nine months ended April 30, 2016, non-cash items within net cash provided by operating activities included depreciation expense of $5.8 million, amortization of deferred financing costs of $0.6 million, accretion of debt discount of $3.9 million, impairment of long-lived assets of $0.3 million, share-based compensation of $1.0 million, non-cash losses, net, of $5.9 million and gains of affiliates and impairment of $0.5 million.

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

Investing activities provided cash of $5.2 million and $53.1 million during the nine months ended April 30, 2017 and 2016, respectively. The $5.2 million of cash provided in investing activities during the nine months ended April 30, 2017 was comprised of $8.0 million in proceeds from the sale of Trading Securities and $1.1 million in proceeds from investments in affiliates, offset by $3.9 million in capital expenditures. The $53.1 million of cash provided in investing activities during the nine months ended April 30, 2016 was comprised of $57.1 million in proceeds from the sale of Trading Securities, $1.3 million in proceeds from the disposition of a property in Europe, offset by $5.8 million in capital expenditures.

Financing activities used cash of $1.9 million during the nine months ended April 30, 2017, which primarily related to the purchase of the Company’s Convertible Notes of $1.8 million and payments on capital lease obligations of $0.1 million. Financing activities used cash of $0.6 million during the nine months ended April 30, 2016 and primarily related to the purchase of $0.4 million in face-value of the Company’s convertible Notes in the open market and $0.2 million in payments on capital lease obligations.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents, Trading Securities, the PNC Credit Agreement noted above and cash, if any, provided by operating activities. At April 30, 2017 and July 31, 2016, the Company had cash and cash equivalents and Trading Securities of $123.3 million and $147.6 million, respectively. At April 30, 2017 and July 31, 2016, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $18.4 million and $19.3 million, respectively. In order to obtain funding for strategic initiatives, which may include capital expenditures, acquisitions, we may seek to raise additional funds through divestitures, public or private equity offerings, debt financings, or other means. In addition, as part of our strategic initiatives, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2016 and April 30, 2017. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $0.7 million as of April 30, 2017. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2017, the Company had no recorded liabilities with respect to these arrangements.

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

During the three months ended April 30, 2017, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

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

Interest Rate Risk

As of April 30, 2017 and July 31, 2016, the Company did not have any outstanding indebtedness related to the PNC Bank credit facility.

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

Investment Risk

We are exposed to changes in stock prices primarily as a result of our significant holdings in publicly traded securities. We continually monitor changes in stock markets, in general, and changes in the stock prices of our holdings, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. As of April 30, 2017, the Company had $11.4 million in investments in Trading Securities. Had the market price of such securities been 10% lower at April 30, 2017, the aggregate value of such securities may have been $1.1 million lower.

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

During the quarter ended January 31, 2016, the Company entered into foreign currency forward contracts to manage the foreign currency risk associated with anticipated foreign currency denominated transactions. As of April 30, 2017 and July 31, 2016, there were no foreign currency forward contracts outstanding. These contracts were designed to hedge the Company’s exposure to transactions denominated in a non-functional currency and were not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments were recognized in earnings during the period of change as a component of Other gains (losses), net. The contracts were classified within Level 2 of the fair value hierarchy. During the nine months ended April 30, 2016, the Company recognized $0.1 million in net gains associated with these contracts, respectively.

Revenues from our foreign operating segments accounted for approximately 72.2% and 69.4% of total revenues during the nine months ended April 30, 2017 and 2016, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended April 30, 2017 and 2016, we recorded a foreign currency translation gain of approximately $0.2 million and $2.0 million, respectively. For the nine months ended April 30, 2017 and 2016, we recorded a foreign currency translation gain (loss) of approximately $(1.8) million and $31 thousand, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the nine months ended April 30, 2017 and 2016, we recorded net realized and unrealized foreign currency transaction and remeasurement gains (losses) of approximately $0.6 million and $(0.6) million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2017 because of the material weaknesses in internal control over financial reporting discussed below.

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

•	We are enhancing the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions, including access controls. We are also enhancing the design and precision level of existing monitoring controls.

•	We are evaluating additional policies, improved processes and procedures relating to our financial statement close processes and procedures.

•	We have hired additional accounting personnel, made personnel changes and will make additional changes as the circumstances dictate in certain critical areas and have and will be providing additional training to the current and new personnel

•	We have engaged a nationally recognized accounting firm to provide assistance and guidance in designing, implementing and testing the Company’s internal controls related to the identified material weakness.

•	We have formally established work streams, and designated work stream owners, to focus on critical areas associated with the material weakness and have developed the processes for remediation and testing.

•	As of the quarter ended April 30, 2017, management and its consultants have completed an implementation plan for remediation of primary controls. Management with the assistance of its consultants will continue to monitor the execution of these key controls, along with additional implementation of identified secondary controls by the Company’s fiscal year end of July 31, 2017.

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

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 8, 2015, Sean Peters, a former employee filed a complaint (the “Complaint”) against ModusLink Corporation in Superior Court of California asserting claims, among other things, for failure to pay wages, breach of contract, wrongful retaliation and termination, fraud, violations of California Business and Professions Code Section 17200, et seq., and civil penalties pursuant to California Labor Code Sections and pursuant to the California Private Attorney General Act, seeking over $1.0 million in damages, attorneys’ fees and costs and penalties. ModusLink filed an Answer to the Complaint making a general denial and asserting various affirmative defenses. The parties have agreed to mediate the matter. Mediation is tentatively scheduled for June 29, 2017. The parties have engaged in formal and informal discovery, but no depositions have been taken. Although there can be no assurance as to the ultimate outcome, ModusLink believes it has meritorious defenses and intends to defend the allegations vigorously.

On May 12, 2017, the Excise Tax Branch of the Internal Revenue Service issued a $1.6 million claim associated with the Company’s compliance with the self-assessment of excise tax on Ozone Depleting Chemicals. The Company is objecting to the assessment on a number of technical and substantive grounds. Currently the Company is unable to determine the probability of an unfavorable outcome or a range of outcomes. Accordingly the Company has not recorded a reserve associated with this matter.

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

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: June 5, 2017	By:	/S/ LOUIS J. BELARDI
Louis J. Belardi
Principal Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2017 and July 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended April 30, 2017 and 2016 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2017 and 2016 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.