Form 10-K
period 2017-07-31
ModusLink Global Solutions Inc
filed 2017-10-16
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2017

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $63,711,482.

On October 1, 2017, the Registrant had 55,555,973 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Company’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2017

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

PART I

ITEM 1.— BUSINESS OVERVIEW

ModusLink Global Solutions, Inc. (together with its consolidated subsidiaries, “ModusLink Global Solutions” or the “Company” or “Registrant”), through its wholly owned subsidiaries, ModusLink Corporation (“ModusLink”) and ModusLink PTS, Inc. (“ModusLink PTS”), provides comprehensive digital and physical supply chain optimization services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience. ModusLink Global Solutions provides a diverse range of solutions and services to leading companies across a wide spectrum of industries, including consumer electronics, communications, computing, medical devices, software and retail industries, among others. The Company’s operations are supported by a global footprint, which includes more than 20 sites across North America, Europe, and the Asia Pacific region.

The Company previously operated under the names CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986. The Company’s address is 1601 Trapelo Road, Suite 170, Waltham, Massachusetts 02451.

Services

The Supply Chain Business operation’s revenue primarily comes from the sale of supply chain management solutions to its clients. Among ModusLink’s core physical supply chain solutions are sourcing, planning, procurement, postponement and customization, order management, freight management, home replenishment, consumer returns and B2C and B2B fulfillment. Digital supply chain solutions, include e-Commerce and Marketplace integration, customer contact, payment services, financial management services, data analytic services, cross-device data, and entitlement, subscription and Internet of Things (“IOT”) management. In addition, ModusLink is a Microsoft Authorized Replicator, further enhancing its position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (“OEMs”).

The Supply Chain Business operation’s core solutions include:

Material Planning and Factory Supply—ModusLink sources inbound materials, delivers on-time and maintains high quality standards based on its local supplier relationships. ModusLink performs kitting and assembly of packaging materials and accessories while managing logistics and delivery schedules into multiple manufacturing sites or partners for just-in-time manufacturing. Solutions are designed to reduce the complexity, lead times and costs of inbound materials, supply chain procurement, and factory feed processes, providing an end-to-end solution to ensure full optimization of client’s supply chain operations.

Value-Added Warehousing and Distribution—ModusLink’s capabilities are designed for flexibility, reliability and speed, to support clients’ distribution, retail and end-user fulfillment. Services include order management, pick, pack, and ship, retail connectivity, demand planning and integrated transportation management services, which are supported by a global technology infrastructure.

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

Aftermarket Services

Product Returns Management—With the shift from traditional brick-and-mortar storefronts into the digital sphere, product returns have increased globally, making it critical to offer a seamless, efficient experience that attracts and retains customers. ModusLink simplifies the returns process for retailers and manufacturers that want to improve service parts management and the value of returned assets. ModusLink manages the end-to-end process including receipt of goods, managing the Returns Management Authorization (RMA) process, sorting, triage, credit processing and ultimate disposition of the returned product.

Product Repair and Recovery—ModusLink helps clients maximize the value of returned and excess inventory by handling all aspects of the returns process, coupled with the ability to manage trade-in services as well. ModusLink provides clients with a post-sale solution that integrates the Company’s product remanufacturing and value recovery experience with its returns management and contact center capabilities.

E-Business

E-Commerce—ModusLink’s e-Commerce platform addresses the complexities and risk of a global web store, optimizing for each stage of the online buying experience so that products can be quickly and easily purchased, serviced and delivered anywhere in the world. This is especially important given the proliferation of mobile devices and the continued, rapid expansion of Internet-enabled technologies. ModusLink’s end-to-end digital and physical solutions are fully integrated with global payment, CRM and fulfillment systems, helping clients quickly and easily expand into a new region and country, while simultaneously enabling clients to take advantage of new revenue streams created by the digital marketplace, without having to change their entire business models

Contact Center—ModusLink’s contact center solution is designed to improve the customer brand experience by increasing the quality of customer interaction across multiple channels. Professional agents have in-depth knowledge of the client, brand and products and the experience to manage both consumer and business-to-business contacts.

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

Operating Segments

The Company has four operating segments: Americas; Asia; Europe; and e-Business. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has four reportable segments: Americas, Asia, Europe and e-Business. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, trading securities, investments in affiliates, notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. Certain reportable segment information, including revenue, profit and asset information, is set forth in Note 19 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

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

Facilities

The Company’s global footprint consists of an integrated network of strategically located facilities, including sites throughout North America, Europe and Asia. The Company’s regionally optimized and highly scalable solution centers are designed to provide the flexibility to manage supply chain requirements, deliver and configure products in-region, close to the point of consumption or close to the point of manufacturing in low-cost regions, such as Asia Pacific, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness. Investments in automation and Lean methodologies have enhanced the Company’s overall value proposition to its clients, enabling quicker response times, more efficient service levels and improved customer satisfaction.

Sales and Marketing

The Company’s sales and marketing staff is strategically and globally aligned to support the development, marketing and sale of its supply chain management services and solutions worldwide.

The Company’s marketing efforts are focused on developing greater awareness and brand recognition among its target client base, with an emphasis on companies within its key markets of computing, software, storage, consumer electronics, communications and retail, among others. The Company markets its services and solutions through its website, other online channels, public relations, advertising and tradeshow campaigns, and has developed collateral materials and sales tools to support these efforts. The Company sells its services and solutions on a global scale, through a direct sales channel. The Company’s strategically aligned, global sales staff identifies new opportunities and cultivates leads in all of its key regions throughout North America, Europe and Asia as well as within its target markets around the world. The Company’s sales staff is focused on winning new programs with existing clients, while developing new relationships to further diversify its client base.

Competition

The market for the supply chain management service offerings provided by the Company is highly competitive. As an end-to-end solutions provider with service offerings covering a range of physical and digital supply chain operations and activities across the globe, the Company competes with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place.

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

The Company believes that the principal competitive factors in its market are quality and range of solutions and services, technological capabilities, costs, location of facilities, responsiveness, and flexibility. With the Company’s end-to-end physical and digital supply chain solution, global footprint, strong client service acumen, and its integrated global supply chain e-Commerce services, the Company believes that it is positioned well to compete in each of the markets it serves, while expanding across various industry subsets.

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2017, 2016 and 2015, the Company’s 10 largest clients accounted for approximately 70%, 71% and 76% of consolidated net revenue, respectively. Sales to a consumer electronics client (“Client A”) accounted for approximately 15%, 13%, and 10% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2017, 2016 and 2015, respectively. Sales to a another consumer electronics client (“Client B”) accounted for approximately 10%, 13%, and 19% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2017, 2016 and 2015, respectively. The Europe reportable segment reports revenue associated with Client A. All four reportable segments report revenues associated with Client B. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

The Company sells its services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients. The Company purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with its suppliers other than the purchase obligations noted in Note 10 of the accompanying notes to consolidated financial statements included in Item 8 below. Because of the diversity of its services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company is not and does not expect to be adversely affected by an inability to obtain materials.

International Operations

The Company currently conducts business in many countries including China, the Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to its North America operations. During the year ended July 31, 2017, approximately 76% of the Company’s consolidated net revenue was generated internationally. Refer to Note 19 of the accompanying notes to consolidated financial statements included in Item 8 below.

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

Employees

At July 31, 2017, we employed approximately 1,990 persons on a full-time basis, 330 in the Americas, 940 in Asia and 720 in Europe. Our subsidiaries in Mexico are parties to several collective bargaining agreements covering approximately 48 employees. Our subsidiary in France is party to collective bargaining agreements covering its employees. Approximately 50 of the employees of our Ireland operation are members of labor unions. As of August 2017, approximately 110 of the employees at one of our China operations are members of labor unions. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business, and at times the number of these workers may approximate the number of our full-time employees.

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

For the fiscal year ended July 31, 2017, 2016 and 2015, the Company’s 10 largest clients accounted for approximately 70%, 71% and 76% of consolidated net revenue, respectively. Sales to Client A accounted for approximately 15%, 13%, and 10% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2017, 2016 and 2015, respectively. Sales to Client B accounted for approximately 10%, 13%, and 19% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2017, 2016 and 2015, respectively. We expect to continue to derive the vast majority of our consolidated net revenue and or profits from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. Further, demand for our clients’ products is subject to ever-changing consumer tastes and depends on our client nimbleness in responding to these shifts by introducing improved and/or new products. If any of our key clients fail to respond successfully to market shifts, we would be adversely affected. We cannot assure you that our revenue and or profits from key clients will not decline in future periods.

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

For the fiscal years ended July 31, 2017 and 2016, we reported operating losses of $19.8 million and $40.6 million, respectively. Although we have reduced our cost of revenues and selling, general & administrative expenses, we anticipate that we may continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At July 31, 2017, we had consolidated cash and cash equivalents of approximately $110.7 million and current liabilities of approximately $149.2 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

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

The global economy and financial markets had experienced extreme disruption during the last several years, including, among other things, extreme volatility in securities prices and liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. The businesses of our clients, and in turn our business, is highly dependent on consumer demand, which may been affected by an economic downturn, the volatility in securities prices and is highly uncertain. Governments have taken unprecedented actions intended to address these market conditions. However, there can be no assurance that there will not be deterioration in financial markets and confidence in major economies, which could then lead to challenges in the operation of our business. These economic developments affect businesses such as ours in a number of ways. The tightening of credit in financial markets adversely affects the ability of clients and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders and spending for our products and services. We are unable to predict the likelihood, duration and severity of disruptions in financial markets and adverse economic conditions and the effects they may have on our business and financial condition.

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

Our operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our services;

•	consumer confidence and demand;

•	specific economic conditions in the industries in which we compete;

•	general economic and financial market conditions;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	timing of sales of assets and marketable securities;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets, including restructuring in future periods;

•	political instability or natural disasters in the countries in which we operate;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our accompanying consolidated financial statements;

•	changes in accounting rules;

•	changes in tax rules and regulations;

•	changes in labor laws;

•	availability of temporary labor and the variability of available rates for the temporary labor;

•	unionization of our labor and contract labor; and

•	implementation of automation.

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

We continue to seek to identify ways to increase efficiencies and productivity and effect cost savings. In addition to already undertaken projects designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system, the opening of new solution centers in low cost areas to expand client offerings and to effect cost savings and the implementation of a model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions, our new executive team is continuing its review across the organization designed to improve our operations, including a commitment to automate certain facilities. We cannot assure you that these projects will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects do not achieve expected results, our business, financial position and operating results may be materially and adversely affected.

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

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. During the year ended July 31, 2017, approximately 76% of the Company’s consolidated net revenue was generated internationally. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

Additionally, federal NOLs are subject to annual limitations under the change of ownership rules within Section 382 of the Internal Revenue Code. In general, an ownership change occurs when the percentage of stock held by one or more 5-percent shareholders increases by more than 50 percentage points over the lowest stock ownership held by such shareholders at any time within a prescribed period, usually three years. If an ownership change were to occur, we may be unable to use a significant portion of our NOLs to offset taxable income. As discussed in Note 14 of the accompanying notes to consolidated financial statements included in Item 8 below, on October 17, 2011, the Company’s Board of Directors adopted a Tax Benefit Preservation Plan (“Tax Plan”) intended to reduce the likelihood that changes in the Company’s investor base have the unintended effect of limiting the Company’s use of its Tax Benefits. The Tax Plan is intended to require any person acquiring shares of the Company’s securities equal to or exceeding 4.99% of the Company’s outstanding shares to obtain the approval of the Board of Directors. This would protect the Tax Benefits because changes in ownership by a person owning less than 4.99% of the Company’s stock are considered and included in one or more public groups in the calculation of “ownership change” for purposes of Section 382 of the Code. However, there can be no assurance that the Tax Plan would be effective under all circumstances. On October 9, 2014, the Tax Plan was amended by our Board of Directors to extend the expiration of the Tax Plan until October 17, 2017. Following the stockholders’ approval of the Protective Amendment (as described in the following paragraphs) at the Company’s 2014 Annual Meeting, the Tax Plan was further amended so that it expired at the close of business on December 31, 2014.

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

We may expand our business in certain areas through the acquisition of businesses, technologies, products and services from other businesses. We may also seek to identify new business acquisition opportunities with existing or prospective taxable income, or from which we can realize capital gains. Acquisitions involve a number of special problems, including:

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

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded with a closing price as low as $1.21 per share and as high as $2.02 per share during the year ended July 31, 2017. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

Steel Partners Holdings L.P. and its affiliates may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.

Steel Partners Holdings L.P. (“Steel Partners”), Handy & Harman, Ltd. (“HNH”), Steel Partners, Ltd. (“SPL”) and SPH Group Holdings LLC (“SPHG Holdings”) collectively owned greater than 37% of our outstanding capital stock as of July 31, 2017. Steel Partners, HNH, SPL and SPHG Holdings will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of mergers, consolidations or the sale of all or substantially all of our assets. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our Common Stock.

On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC (“SP Corporate”), effective as of January 1, 2015 (as amended, the “Management Services Agreement”). SP Corporate is an indirect wholly owned subsidiary of Steel Partners and is a related party. Pursuant to the Management Services Agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. The Management Services Agreement had an initial term of six months. On June 30, 2015, the Company entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015 and provided for automatic renewal for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of certain termination fees to SP Corporate. On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”) pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the amendment. SPH Services, which has since changed its name to Steel Services Ltd. (“Steel Services”) is the parent of SP Corporate and an affiliate of SPH Group Holdings LLC. On March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company.

During the year ended July 31, 2017, pursuant to the Management Services Agreement, the Company paid a fixed monthly fee of $175,000 in consideration for the services and incremental costs as incurred. Pursuant to a third amendment to the Management Services Agreement, effective September 1, 2017, the fixed monthly fee paid by the Company to Steel Services was reduced from $175,000 per month to $95,641 per month. The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by the parties.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of this Annual Report, management reports that a material weakness exists in the Company’s internal control over financial reporting. Due to this material weakness, management has concluded that as of the end of the period covered by this Annual Report, the Company did not maintain effective internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in developing and implementing a remediation plan designed to address this material weakness. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls, among other things, could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.

RISKS RELATED TO OUR 5.25% SENIOR CONVERTIBLE NOTES

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including relating to the Company’s outstanding balance of the 5.25% Convertible Senior Notes (the “Notes”), depends on our financial and operating performance, which is subject to economic, financial, competitive and other factors, some which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt, meet working capital requirements and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We, and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments at that time, some of which may be secured debt. The indenture governing the Notes (Note 9 of the accompanying notes to consolidated financial statements included in Item 8 below) does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, transactions with affiliates, incurrence of liens or the issuance or repurchase of securities by us or any of our subsidiaries. As a result, we will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt or recapitalizing our debt. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we, and they now face could intensify and could further exacerbate the risks associated with our leverage.

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

ITEM 3.— LEGAL PROCEEDINGS

On June 8, 2015, Sean Peters, a former employee filed a complaint (the “Complaint”) against ModusLink Corporation (together, the “parties”) in Superior Court of California asserting claims, among other things, for failure to pay wages, breach of contract, wrongful retaliation and termination, fraud, violations of California Business and Professions Code Section 17200, et seq., and civil penalties pursuant to California Labor Code Sections and pursuant to the California Private Attorney General Act, seeking over $1.0 million in damages, attorneys’ fees and costs and penalties. ModusLink filed an Answer to the Complaint making a general denial and asserting various affirmative defenses. The parties agreed to mediate the matter and on June 29, 2017, the parties attended a confidential mediation. At mediation ModusLink Corporation and its insurance carrier agreed to pay an immaterial amount to settle the matter.

On May 12, 2017, the Excise Tax Branch of the Internal Revenue Service issued a claim associated with the Company’s compliance with the self-assessment of excise tax on Ozone Depleting Chemicals. The Company is objecting to the assessment on a number of technical and substantive grounds, and plans to vigorously defend itself against this claim. Currently the Company is unable to determine the probability of an unfavorable outcome or a range of outcomes. Accordingly, the Company has not recorded a reserve associated with this matter.

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

Fiscal Year Ended July 31, 2017	High	Low
First Quarter	$1.68	$1.21
Second Quarter	$2.02	$1.35
Third Quarter	$1.89	$1.41
Fourth Quarter	$1.72	$1.51

Fiscal Year Ended July 31, 2016	High	Low
First Quarter	$3.24	$2.72
Second Quarter	$2.89	$2.07
Third Quarter	$2.13	$1.41
Fourth Quarter	$1.53	$1.07

Stockholders

As of July 31, 2017, there were approximately 344 holders of record of common stock of the Company.

Dividends

Prior and subsequent to the special cash dividend announced on March 7, 2011, the Company had never declared or paid cash dividends on our common stock. We currently intend to retain earnings, if any, to support our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including our financial condition, operating results, any restrictions on payment of dividends under our credit facility, current and anticipated cash needs and plans for expansion.

Recent sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the quarter ended

July 31, 2017.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2017 to May 31, 2017	—	$—	—	—
June 1, 2017 to June 30, 2017	—	$—	—	—
July 1, 2017 to July 31, 2017	—	$—	—	—

Stock Performance Graph

The following graph shows the yearly change in the cumulative total stockholder return on our common stock from July 31, 2012 through July 31, 2017, with the cumulative total return of the 1) NASDAQ Composite Index (U.S. companies), 2) the NASDAQ Computer Services Index, and 3) our chosen industry peer group during the same period. The graph reflects reinvestment of dividends and market capitalization weighting. Our Peer Group Index is comprised of the following publicly traded companies: Plexus Corp., Benchmark Electronics, Inc., Jabil Circuit, Inc., Key Tronic Corporation, IEC Electronics Corp, Egain Corp., Ingram Micro Corp. The graph assumes an investment of $100 on July 31, 2012, and the reinvestment of any dividends, if any. The comparison shown in the graph below are based upon historical data.

	Fiscal year ending July 31,
	2012	2013	2014	2015	2016	2017
ModusLink Global Solutions, Inc.	100.00	90.94	109.06	95.03	37.43	49.12
NASDAQ Composite XCMP	100.00	125.15	152.69	181.26	184.74	229.84
NASDAQ Computer and Data Processing (OMX)	100.00	106.72	109.62	110.23	111.95	121.69
Peer Group	100.00	125.72	131.19	127.50	144.84	186.72

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

ITEM 6.— SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31,

2017. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years ended July 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$436,620	$459,023	$561,673	$723,400	$754,504

Operating loss	(19,761)	(40,572)	(14,339)	(5,449)	(28,232)

Loss from continuing operations	(25,827)	(61,281)	(18,429)	(16,362)	(39,330)
Income (loss) from discontinued operations	—	—	—	80	(1,025)

Net loss	$(25,827)	$(61,281)	$(18,429)	$(16,282)	$(40,355)

Basic and diluted loss per share:
Loss from continuing operations	$(0.47)	$(1.18)	$(0.35)	$(0.32)	$(0.84)
Income (loss) from discontinued operations	—	—	—	—	(0.02)

Net loss	$(0.47)	$(1.18)	$(0.35)	$(0.32)	$(0.86)

Weighted average common shares outstanding—basic and diluted	55,134	51,934	51,940	51,582	46,654

	July 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data:
Working capital	$108,691	$125,125	$202,289	$207,174	$114,655
Total assets	281,298	347,932	446,502	451,646	343,696
Long-term liabilities	69,172	67,226	90,548	81,434	10,360
Stockholders’ equity	62,971	85,940	144,601	171,618	156,905

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

ModusLink Global Solutions, Inc. provides comprehensive physical and digital supply chain optimization services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. We provide services to leading companies across a wide spectrum of industries, including consumer electronics, communications, computing, medical devices, software, and retail, among others. The Supply Chain Business operations are supported by a global footprint that includes more than 20 sites across North America, Europe, and the Asia Pacific region.

We operate an integrated physical and digital supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution enables clients to link supply and demand in real-time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe that our clients can benefit from our global integrated business solution, especially given the increased usage of connected devices and digitalized solutions.

Historically, a significant portion of our revenue from our Supply Chain Business has been generated from clients in the computer and software markets. These markets, while large in size, are mature and, as a result, gross margins in these markets tend to be lower than other markets the Company operates in. To address this, in addition to the computer and software markets, we have expanded our sales focus to include additional markets such as communications and consumer electronics, with a long-term focus on expanding in growth industries, such as the connected home, and connected healthcare, among others. We believe these markets, and other verticals we operate in, may experience faster growth than our historical markets, and represent opportunities to realize higher gross margins on the services we offer. Companies in these markets often have significant need for a supply chain partner who will be an extension to their business models. We believe the scope of our service offerings, including value-added warehousing and distribution, repair and recovery, aftersales, returns management, financial management, entitlement management, contact center support, material planning and factory supply, and e-Business will increase the overall value of the supply chain solutions we deliver to our existing clients and to new clients.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as Adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and financial restatement costs, SEC penalties on resolution, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses on investments in affiliates and impairments. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance within these sectors and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue, gross margin and overall operating performance. Additionally, the markets for our services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management, and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. We have developed plans and will continue to monitor plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the years ended July 31, 2017, 2016 and 2015, our gross margin percentage was 8.3%, 5.4% and 9.7%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, drive process and efficiency reforms and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2017, 2016 and 2015, the Company’s 10 largest clients accounted for approximately 70%, 71% and 76% of consolidated net revenue, respectively. Sales to Client A accounted for approximately 15%, 13%, and 10% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2017, 2016 and 2015, respectively. Sales to Client B accounted for approximately 10%, 13%, and 19% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2017, 2016 and 2015, respectively. The Europe reportable segment reports revenue associated with Client A. All four reportable segment report revenues associated with Client B. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients, and we plan to expand into new markets and over time, diversify the concentration of revenue across additional clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the fiscal year ended July 31, 2017, the Company reported net revenue of $436.6 million, an operating loss of $19.8 million, a loss before income taxes of $24.4 million and a net loss of $25.8 million. For the fiscal year ended July 31, 2016, the Company reported net revenue of $459.0 million, an operating loss of $40.6 million, a loss before income taxes of $56.6 million and net a loss of $61.3 million. For the fiscal year ended July 31, 2015, the Company reported net revenue of $561.7 million, an operating loss of $14.3 million, a loss before income taxes of $16.4 million and a net loss of $18.4 million. At July 31, 2017, we had cash and cash equivalents of $110.7 million, and working capital of $108.7 million.

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

Results of Operations

Fiscal Year 2017 compared to Fiscal Year 2016

Net Revenue:

	Twelve Months Ended July 31, 2017	As a % of Total Net Revenue	Twelve Months Ended July 31, 2016	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$92,324	21.1%	$106,143	23.1%	$(13,819)	(13.0%)
Asia	158,048	36.2%	167,861	36.6%	(9,813)	(5.8%)
Europe	159,085	36.4%	151,842	33.1%	7,243	4.8%
e-Business	27,163	6.3%	33,177	7.2%	(6,014)	(18.1%)

Total	$436,620	100.0%	$459,023	100.0%	$(22,403)	(4.9%)

Net revenue decreased by approximately $22.4 million during the year ended July 31, 2017, as compared to the same period in the prior year. This change in net revenue was primarily driven by decreased revenues from two clients in the consumer electronics industry, one of which had a significant impact on revenues in the Americas and the other which impacted revenues in Asia, as discussed below. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the year ended July 31, 2017.

During the year ended July 31, 2017, net revenue in the Americas region decreased by approximately $13.8 million. This change in net revenue was primarily driven by decreased revenues from a client in the consumer electronics market. Within the Asia region, the net revenue decrease of approximately $9.8 million primarily resulted from lower revenues from a program in the consumer electronics market, partially offset by higher revenues from another consumer electronics program. Within the Europe region, net revenue increased by approximately $7.2 million primarily due to higher revenues from clients in the consumer electronics industry. Net revenue for e-Business decreased by approximately $6.0 million primarily due to lower revenues from clients in the consumer electronics industry.

Cost of Revenue:

	Twelve Months Ended July 31, 2017	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$91,622	99.2%	$107,057	100.9%	$(15,435)	(14.4%)
Asia	131,760	83.4%	145,900	86.9%	(14,140)	(9.7%)
Europe	151,305	95.1%	147,929	97.4%	3,376	2.3%
e-Business	25,568	94.1%	33,379	100.6%	(7,811)	(23.4%)

Total	$400,255	91.7%	$434,265	94.6%	$(34,010)	(7.8%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the year ended July 31, 2017 included materials procured on behalf of our clients of $250.6 million, or 57.4% of consolidated net revenue, as compared to $265.6 million, or 57.9% of consolidated net revenue for the same period in the prior year, a decrease of $15.0 million. Total cost of revenue decreased by $34.0 million for the year ended July 31, 2017, as compared to the year ended July 31, 2016, primarily due to the decline in volume as well as reductions in labor and facility costs related to the Company’s turnaround initiatives. The Company’s focus on operational and process enhancements, coupled with improved productivity had a positive impact on supply chain management and expenses related to cost of revenue.

Gross margin increased to 8.3% for the year ended July 31, 2017, from 5.4% for the year ended July 31, 2016, primarily as a result of more effective supply chain management, improved processes and efficiencies which are directly attributable to the Company’s turnaround plan, and client mix, partially offset by the reduction in revenues. For the year ended July 31, 2017, the Company’s gross margin percentages within the Americas, Asia, Europe and e-Business were 0.8%, 16.6%. 4.9% and 5.9%, as compared to -0.9%, 13.1%. 2.6% and -0.6%, respectively, for the same period of the prior year. Furthermore, fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the year ended July 31, 2017.

In the Americas, the 1.7 percentage point increase in gross margin, from -0.9% to 0.8%, resulted from a decline in material costs, reduction in force and other cost reductions related to the Company’s turnaround plan, partially offset by a decline in revenues and increased facility costs. In Asia, the 3.5 percentage point increase, from 13.1% to 16.6% was primarily resulted from a decline in materials costs, reduction in force and an improved client and product mix, partially offset by a decline in revenues. In Europe, the 2.3 percentage point increase in gross margin, from 2.6% to 4.9%, resulted from an increase in revenues, as well as a more efficient use of temporary labor. The gross margin for e-Business was 5.9% for the year ended July 31, 2017 as compared to -0.6% for the same period of the prior year. This favorable increase was primarily due reduced labor cost as a percentage of revenue and improved client mix, partially offset by a decline in revenues. All of the Company’s business segments had improved gross margins in the fiscal year 2017 compared to the prior year.

Selling, General and Administrative Expenses:

	Twelve Months Ended July 31, 2017	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$10,706	11.6%	$11,932	11.2%	$(1,226)	(10.3%)
Asia	19,850	12.6%	20,569	12.3%	(719)	(3.5%)
Europe	16,165	10.2%	15,174	10.0%	991	6.5%
e-Business	2,592	9.5%	3,152	9.5%	(560)	(17.8%)

Sub-total	49,313	11.3%	50,827	11.1%	(1,514)	(3.0%)
Corporate-level activity	4,846		6,777		(1,931)	(28.5%)

Total	$54,159	12.4%	$57,604	12.5%	$(3,445)	(6.0%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses, during the year ended July 31, 2017, decreased by approximately $3.4 million compared to the same period in the prior year primarily as a result of reduced employee-related costs ($0.2 million) related to restructuring and cost containment programs, lower professional fees ($4.1 million) primarily associated with outsourced services and a decrease in other selling, general and administrative expenses ($0.3 million). This decrease was offset by a gain included in the comparable period in the prior year related to the sale of a building in Europe of $1.2 million. Excluding the costs associated with the management incentive plan in the fiscal year 2017 and the gain associate with the sale of the building in Europe in the prior year, selling, general and administrative expenses decreased by $7.9 million. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the year ended July 31, 2017.

Impairment of Long-Lived Assets:

During the year ended, July 31, 2016, the Company recorded an impairment charge of $0.3 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value.

Restructuring, net:

	Twelve Months Ended July 31, 2017	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$338	0.4%	$1,885	1.8%	$(1,547)	(82.1%)
Asia	818	0.5%	2,247	1.3%	(1,429)	(63.6%)
Europe	623	0.4%	2,259	1.5%	(1,636)	(72.4%)
e-Business	188	0.7%	1,030	3.1%	(842)	(81.7%)

Total	$1,967	0.5%	$7,421	1.6%	$(5,454)	(73.5%)

During the fiscal year ended July 31, 2017, the Company recorded a net restructuring charge of $2.0 million. Of this amount,

$1.5 million primarily related to the workforce reduction of 78 employees across all operating segments, and $0.5 million related to contractual obligations.

During the fiscal year ended July 31, 2016, the Company recorded a net restructuring charge of $7.4 million. Of this amount,

$5.9 million primarily related to the workforce reduction of 228 employees across all operating segments, and $1.5 million related to contractual obligations.

Interest Income/Expense:

During the fiscal year ended July 31, 2017, interest income decreased to $0.4 million from $0.7 million during the fiscal year ended July 31, 2016.

Interest expense totaled approximately $8.2 million and $10.9 million for the fiscal years ended July 31, 2017 and 2016, respectively. The decrease in interest expense primarily relates to the purchases of the Company’s 5.25% Convertible Senior Notes subsequent to the quarter ended January 31, 2016.

Other Gains (Losses), net:

Other gains (losses), net totaled approximately $3.2 million for the fiscal years ended July 31, 2017. The balance consists primarily of $2.2 million and $0.9 million, in net non-cash and cash gains, respectively, associated with its Trading Securities, and $0.2 million in net realized and unrealized foreign exchange gains, offset by other gain and losses. For the fiscal year ended July 31, 2017, the net gains of $0.2 million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(0.1) million, $0.2 million, $0.5 million, $0.5 million and $(0.9) million in the Americas, Asia, Europe, e-Business and Corporate, respectively.

Other gains (losses), net totaled approximately $(5.8) million for the fiscal years ended July 31, 2016. The balance consists primarily of $(12.3) million and $6.4 million, in net non-cash and cash gains and (losses), respectively, associated with its Trading Securities, $0.8 million in non-cash gains associated with the repurchase of the Company’s Notes and $(0.6) million in net realized and unrealized foreign exchange losses, offset by other gain and losses. For the fiscal year ended July 31, 2016, the net losses of $(0.6) million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, $(0.2) million, $(0.5) million in the Americas, Asia, Europe, respectively.

Gains (losses) on investments in affiliates and impairments:

Gains (losses) on investments in affiliates and impairments results from the Company’s minority ownership in certain investments that are accounted for under the cost method and impairments on these investments. For the fiscal years ended July 31, 2017 and 2016, the Company recorded gains of $1.3 million and $0.8 million, respectively, associated with its cost method investments. For the fiscal years ended July 31, 2017 and 2016, the Company recorded an immaterial balance of impairment charges related to these investments. During the fiscal years ended July 31, 2017 and 2016, the Company received distributions of approximately $1.3 million and $0.8 million, respectively, from its investments.

Income Tax Expense:

During the fiscal year ended July 31, 2017, the Company recorded income tax expense of approximately $2.7 million compared to income tax expense of $5.4 million, for the prior fiscal year. For the fiscal years ended July 31, 2017 and 2016, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During the year ended July 31, 2017, we provided valuation allowances totaling $11.0 million primarily related to our operations in the United States.

The Company provides for income tax expense related to federal, state, and foreign income taxes. For the fiscal year ended July 31, 2017, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. For the fiscal year ended July 31, 2016, the Company’s taxable income for certain foreign locations was offset by net operating loss carryovers from prior years, and the Company calculated a taxable loss in the U.S. The Company continues to maintain a full valuation allowance against its deferred tax asset in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits..

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, the Company uses Adjusted EBITDA, a non-GAAP financial measure, to assess its performance. EBITDA represents earnings before interest, income tax expense, depreciation and amortization. We define Adjusted EBITDA as EBITDA excluding the effects of SEC inquiry and financial restatement costs, SEC penalties on resolution, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of goodwill and long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses on investments in affiliates and impairments.

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

The following table includes the reconciliations of our U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for fiscal 2017, 2016 and 2015:

	Twelve Months Ended July 31,
(In thousands)	2017	2016	2015
Net loss	$(25,827)	$(61,281)	$(18,429)

Interest income	(399)	(668)	(893)
Interest expense	8,247	10,924	10,618
Income tax expense	2,696	5,443	2,283
Depreciation	8,206	8,119	8,668
Amortization of intangible assets	—	—	667

EBITDA	(7,077)	(37,463)	2,914

SEC inquiry and financial restatement costs	12	293	489
SEC penalties on resolution	—	—	1,600
Strategic consulting and other related professional fees	92	455	678
Executive severance and employee retention	750	662	—
Restructuring	1,967	7,421	5,130
Share-based compensation	681	1,126	1,757
Impairment of goodwill and long-lived assets	261	305	3,360
Unrealized foreign exchange (gains) losses	670	1,037	(1,585)
Other non-cash (gains) losses, net	(3,001)	5,340	(13,439)
(Gains) on investments in affiliates and impairments	(1,278)	(747)	7,087

Adjusted EBITDA	$(6,923)	$(21,571)	$7,991

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

Other non-cash (gains) losses. We exclude other non-cash (gains) losses as they do not relate to the performance of our core supply chain business. This caption includes items such as the derecognition of accrued pricing liabilities and gains or losses on the sale of assets.

(Gains) losses on investments in affiliates and impairments. We exclude (gains) losses on investments in affiliates and impairments related to our investments in a small number of privately held companies. We exclude this balance because it is not related to or indicative of the results of the Company’s core supply chain business.

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

During the fourth quarter of fiscal year 2014, the Company was informed by a major client in the computing market that due to a further change in the client’s supply chain strategy, a number of programs previously sourced with the Company, primarily in the Americas, concluded by the first quarter of fiscal year 2015. Combined, these programs accounted for approximately $150 million to $160 million of annual net revenue and approximately $2.5 million to $3.5 million of operating income due to the historically low margins we had realized from these programs.

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

Other Gains (Losses), net:

Other gains (losses), net totaled approximately $(5.8) million for the fiscal years ended July 31, 2016. The balance consists primarily of $(12.3) million and $6.4 million, in net non-cash and cash gains and (losses), respectively, associated with its Trading Securities, $0.8 million in non-cash gains associated with the repurchase of the Company’s Notes and $(0.6) million in net realized and unrealized foreign exchange losses, offset by other gains and losses. For the fiscal year ended July 31, 2016, the net losses of $(0.6) million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.1 million, $(0.2) million and $(0.5) million in the Americas, Asia and Europe, respectively.

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

(Gains) losses on investments in affiliates and impairments:

(Gains) losses on investments in affiliates and impairments results from the Company’s minority ownership in certain investments that are accounted for under the cost method and impairments on these investments. For the fiscal years ended July 31, 2016 and 2015, the Company recorded gains of $0.8 million and $0.2 million, respectively, associated with its cost method investments. For the fiscal years ended July 31, 2015, the Company recorded an immaterial proportionate share of the affiliates’ gains. During the fiscal years ended July 31, 2016, the Company recorded an immaterial balance of impairment charges related to these investments. During the fiscal years ended July 31, 2015, the Company recorded $7.3 million of impairment charges related to these investments. During the fiscal years ended July 31, 2016 and 2015, the Company received distributions of approximately $0.8 million and $0.4 million, respectively, from its investments.

Income Tax Expense:

During the fiscal year ended July 31, 2016, the Company recorded income tax expense of approximately $5.4 million compared to income tax expense of $2.3 million, for the prior fiscal year. For the fiscal years ended July 31, 2016 and 2015, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions. We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During the year ended July 31, 2016, we provided valuation allowances totaling $10.3 million primarily related to our operations in the Netherlands. This increase in the valuation allowance increased the income tax expense by approximately $2.7 million.

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

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of July 31, 2017, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $110.7 million. The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $39.1 million at July 31, 2017, of which approximately $2.0 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. During the year ended July 31, 2017, the Company did not meet the criteria that would cause its financial covenants to be effective. As of July 31, 2017 and 2016, the Company did not have any balance outstanding on the Credit Agreement.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the year ended July 31, 2017. The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. The repurchase of Notes by the Company is discussed in Note 9 in the consolidated financial statements in Item 8. As of July 31, 2017 and 2016, the net carrying value of the Notes was $59.8 million and $57.2 million, respectively. As of July 31, 2017 and 2016, the principal amount of the Notes was $67.6 million and $69.6 million, respectively.

Consolidated working capital was $108.7 million at July 31, 2017, compared with $125.1 million at July 31, 2016. Included in working capital were cash and cash equivalents of $110.7 million at July 31, 2017 and $130.8 million at July 31, 2016.

Net cash used in operating activities was $24.4 million for the year ended July 31, 2017, as compared to net cash used in operating activities of $19.8 million in the prior year period. The $4.7 million increase in net cash used in operating activities as compared with the same period in the prior year was primarily due to payments of accounts payable, accrued restructuring and accrued expenses as compared to the payments made in the prior year, primarily offset by improvement in the Company’s net loss. During the year ended July 31, 2017, the Company exited a program with a large consumer electronics client, requiring a net working capital payment of approximately $14.5 million, which negatively impacted cash flows from operating activities as compared to the same period in the prior year. In addition to this, during the year ended July 31, 2017, non-cash items within net cash provided by operating activities included depreciation expense of $8.2 million, amortization of deferred financing costs of $0.6 million, accretion of debt discount of $3.9 million, impairment of long-lived assets of $0.3 million, share-based compensation of $0.7 million, non-cash gains, net, of $3.2 million and (gains) losses on investments in affiliates and impairments of $1.3 million. During the fiscal year ended July 31, 2016, non-cash items within net cash provided by operating activities included depreciation expense of $8.1 million, amortization of deferred financing costs of $0.7 million, accretion of debt discount of $5.0 million, impairment of long-lived assets of $0.3 million, share-based compensation of $1.1 million, non-cash gains, net, of $4.5 million and (gains) losses, and gains on investments in affiliates and impairments of $(0.7) million.

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

Investing activities provided cash of $5.6 million and $52.2 million during the year ended July 31, 2017 and 2016, respectively. The cash provided by investing activities during the year ended July 31, 2017 was primarily comprised of $4.7 million in capital expenditures, $0.9 million in proceeds from the termination of a defined benefit pension plan, $8.0 million in proceeds from the sale of Trading Securities and $1.3 million in proceeds from investments in affiliates. The $52.2 million of cash provided by investing activities during the fiscal year ended July 31, 2016 was primarily comprised of $7.9 million in capital expenditures, $1.3 million in proceeds from the disposition of property and equipment, $1.2 million in purchase of Trading Securities, $59.3 million in proceeds from the sale of Trading Securities and $0.8 million in proceeds from investments in affiliates.

Cash flows used in financing activities during the year ended July 31, 2017 is primarily related to the repurchase of $2.0 million face value of the Company’s outstanding Notes. Cash flows used in financing activities during the year ended July 31, 2016 is primarily related to the repurchase of $30.4 million face value of the Company’s outstanding Notes.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents, Trading Securities, the PNC Credit Agreement noted above and cash, if any, provided by operating activities. At July 31, 2017 and July 31, 2016, the Company had cash and cash equivalents and Trading Securities of $122.6 million and $147.6 million, respectively. At July 31, 2017 and July 31, 2016, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $16.0 million and $9.3 million, respectively. In order to obtain funding for strategic initiatives, which may include capital expenditures or acquisitions, we may seek to raise additional funds through divestitures, public or private equity offerings, debt financings, or other means. In addition, as part of our strategic initiatives, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Contractual Obligations

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through July 2022. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as discussed in Note 10 of the accompanying notes to consolidated financial statements included in Item 8 below.

	Operating Leases	Capital Lease Obligations	Purchase Obligations	Notes Interest & Principal	Total
	(In thousands)
Payments due by period
Less than 1 year	$9,947	$64	$30,998	$3,550	$44,559
1-3 years	9,716	156	—	71,175	81,047
3-5 years	4,518	85	—	—	4,603
More than 5 years	—	—	—	—	—

	$24,181	$305	$30,998	$74,725	$130,209

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

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2017 are as follows:

1.	These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2017, our reserves for income taxes totaled approximately $0.7 million.

2.	The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 11 of the accompanying notes to consolidated financial statements included in Item 8 below for a summary of our expected contributions and benefit payments for these plans.

3.	Total rent and equipment lease expense charged to continuing operations was $15.6 million, $17.3 million and $19.7 million for the fiscal years ended July 31, 2017, 2016 and 2015, respectively.

4.	From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2017, the Company had no recorded liabilities with respect to these arrangements.

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

The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2017, the Company’s accrued restructuring balance totaled $0.2 million, of which remaining contractual obligations represented $0.1 million. These contractual obligations principally represent future obligations under non- cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate advisors to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%—20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by an immaterial amount.

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

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value. As of July 31, 2017, $2.4 million, $8.5 million, $8.4 million, and $1.6 million of the Company’s long-lived assets related to the Americas, Asia, Europe, and e-Business reporting units, respectively, consisting primarily of property, equipment and software.

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

Investments

The Company had maintained interests in a small number of privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invested in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “Gains on investments in affiliates, net of tax” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2017, the Company recorded gains of $1.3 million associated with its cost method investments. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company’s share of net income or losses of the investee are reflected in “Gains on investments in affiliates, net of tax” in the Company’s Consolidated Statements of Operations. As of July 31, 2017 and 2016, the value of these investments was fully impaired. For the fiscal year ended July 31, 2015, the Company recorded an immaterial amount of its proportionate share of the affiliates’ gains.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $42 thousand and $7.3 million for fiscal years ended July 31, 2016 and 2015, respectively. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

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

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2017, 2016 and 2015, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2017 totaled approximately $2.1 billion, $209.8 million and $84.1 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $37.5 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2017.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which provides guidance related to inventory measurement. The new standard requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the guidance is not expected to have material impact on the Company’s financial statement disclosures, results of operations and financial position.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allowed for adoption on either a prospective or retrospective basis. The Company had elected to early adopt this guidance on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did increase the assets and liabilities balance on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the guidance is not expected to have material impact on the Company’s financial statement disclosures, results of operations and financial position.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statements of Operations. As of July 31, 2017, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At July 31, 2017, the Company did not have an outstanding balance under its Credit Facility and the Company did not have any open derivative positions with respect to its borrowing arrangements.

We maintain a portfolio of highly liquid cash equivalents typically maturing in three months or less as of the date of purchase. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy and include corporate and state municipal obligations such as commercial paper, certificates of deposit and institutional market funds.

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2017, the Company did not have any derivative financial instruments.

In the year ended July 31, 2017, approximately 76% of the Company’s consolidated net revenue was generated internationally. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2017, we recorded foreign currency translation gains of $1.4 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2017, we recorded foreign currency transaction gains of $0.2 million which are recorded in “Other gains (losses), net” in our Consolidated Statement of Operations.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ModusLink Global Solutions, Inc.

Waltham, Massachusetts

We have audited the accompanying consolidated balance sheets of ModusLink Global Solutions, Inc. as of July 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ModusLink Global Solutions, Inc. at July 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ModusLink Global Solutions, Inc.’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated October 16, 2017 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 16, 2017

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2017	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$110,670	$130,790
Trading securities	11,898	16,768
Accounts receivable, trade, net of allowance for doubtful accounts of $616 and $489 at July 31, 2017 and July 31, 2016, respectively	81,450	111,336
Inventories	34,369	40,270
Funds held for clients	13,454	12,549
Prepaid expenses and other current assets	6,005	8,178

Total current assets	257,846	319,891
Property and equipment, net	18,555	22,271
Other assets	4,897	5,770

Total assets	$281,298	$347,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,476	$114,432
Accrued restructuring	186	2,936
Accrued expenses	37,898	37,740
Funds held for clients	13,454	12,549
Other current liabilities	26,141	27,109

Total current liabilities	149,155	194,766

Long-term portion of accrued restructuring	—	93
Notes payable	59,758	57,169
Other long-term liabilities	9,414	9,964

Long-term liabilities	69,172	67,226

Total liabilities	218,327	261,992

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at July 31, 2017 and July 31, 2016	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 55,555,973 issued and outstanding shares at July 31, 2017; 55,249,076 issued and outstanding shares at July 31, 2016	556	553
Additional paid-in capital	7,457,051	7,456,490
Accumulated deficit	(7,398,949)	(7,373,122)
Accumulated other comprehensive income	4,313	2,019

Total stockholders’ equity	62,971	85,940

Total liabilities and stockholders’ equity	$281,298	$347,932

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Twelve Months Ended July 31,
	2017	2016	2015
Net revenue	$436,620	$459,023	$561,673
Cost of revenue	400,255	434,265	507,188

Gross profit	36,365	24,758	54,485

Operating expenses
Selling, general and administrative	54,159	57,604	59,667
Amortization of intangible assets	—	—	667
Impairment of goodwill and long-lived assets	—	305	3,360
Restructuring, net	1,967	7,421	5,130

Total operating expenses	56,126	65,330	68,824

Operating loss	(19,761)	(40,572)	(14,339)

Other income (expense):
Interest income	399	668	893
Interest expense	(8,247)	(10,924)	(10,618)
Other gains (losses), net	3,200	(5,757)	15,005
Impairment of investments in affiliates	—	(42)	(7,295)

Total other income (expense)	(4,648)	(16,055)	(2,015)

Loss before income taxes	(24,409)	(56,627)	(16,354)
Income tax expense	2,696	5,443	2,283
Gains on investments in affiliates, net of tax	(1,278)	(789)	(208)

Net loss	$(25,827)	$(61,281)	$(18,429)

Basic and diluted net loss per share:	$(0.47)	$(1.18)	$(0.35)
Weighted average common shares used in basic and diluted earnings per share	55,134	51,934	51,940

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Twelve Months Ended July 31,
	2017	2016	2015
Net loss	$(25,827)	$(61,281)	$(18,429)
Other comprehensive loss:
Foreign currency translation adjustment	1,391	(1,539)	(8,163)
Pension liability adjustments, net of tax	830	—	(2,306)
Net unrealized holding gain (loss) on securities, net of tax	73	48	11

Other comprehensive gain (loss)	2,294	(1,491)	(10,458)

Comprehensive loss	$(23,533)	$(62,772)	$(28,887)

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2014	52,100,763	$521	$7,450,541	$(7,293,412)	$13,968	$171,618
Net loss				(18,429)		(18,429)
Equity portion of convertible senior notes						—
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	33,358	—	113	—	—	113
Restricted stock grants	111,110	1	(1)	—	—	—
Restricted stock forfeitures	(11,343)	—	—	—	—	—
Share-based compensation	—	—	1,757	—	—	1,757
Other comprehensive items	—	—	—	—	(10,458)	(10,458)

Balance at July 31, 2015	52,233,888	522	7,452,410	(7,311,841)	3,510	144,601
Net loss				(61,281)		(61,281)
Equity portion of convertible notes	—	—	(64)	—	—	(64)
Issuance of common stock to Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P.	2,656,336	27	3,107	—	—	3,134
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	70,136	—	51	—	—	51
Restricted stock grants	340,259	4	(4)	—	—	—
Restricted stock forfeitures	(51,543)	—	(136)	—	—	(136)
Share-based compensation	—	—	1,126	—	—	1,126
Other comprehensive items	—	—	—	—	(1,491)	(1,491)

Balance at July 31, 2016	55,249,076	553	7,456,490	(7,373,122)	2,019	85,940
Net loss				(25,827)		(25,827)
Equity portion of convertible notes	—	—	(135)	—	—	(135)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	10,605	—	18	—	—	18
Restricted stock grants	296,292	3	(3)	—	—	—
Share-based compensation	—	—	681	—	—	681
Other comprehensive items	—	—	—	—	2,294	2,294

Balance at July 31, 2017	55,555,973	$556	$7,457,051	$(7,398,949)	$4,313	$62,971

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(25,827)	$(61,281)	$(18,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,206	8,119	8,668
Amortization of intangible assets	—	—	667
Amortization of deferred financing costs	566	733	557
Accretion of debt discount	3,919	4,967	4,473
Impairment of goodwill and long-lived assets	261	305	3,360
Share-based compensation	681	1,126	1,757
Non-cash (gains) losses, net	(3,200)	4,519	(15,005)
(Gains) losses on investments in affiliates and impairments	(1,278)	(747)	7,087
Changes in operating assets and liabilities:
Trade accounts receivable, net	31,102	19,130	(14,970)
Inventories	6,852	7,752	11,839
Prepaid expenses and other current assets	1,572	10,763	(26,580)
Accounts payable, accrued restructuring and accrued expenses	(45,314)	(4,245)	22,258
Refundable and accrued income taxes, net	(1,014)	2,660	367
Other assets and liabilities	(971)	(13,589)	33,145

Net cash used in operating activities	(24,445)	(19,788)	19,194

Cash flows from investing activities:
Additions to property and equipment	(4,730)	(7,936)	(8,518)
Proceeds from the disposition of property and equipment	187	1,318	—
Proceeds from the termination of defined benefit pension plan	905	—	—
Purchase of Trading Securities	—	(1,220)	(69,221)
Proceeds from the sale of Trading Securities	7,998	59,327	2,325
Investments in affiliates	—	(42)	(323)
Proceeds from investments in affiliates	1,278	789	408

Net cash provided by investing activities	5,638	52,236	(75,329)

Cash flows from financing activities:
Purchase of the Company’s Convertible Notes	(1,763)	(20,257)	—
Repayments on capital lease obligations	(171)	(228)	(216)
Net proceeds from revolving line of credit	—	—	(4,453)
Proceeds from issuance of common stock	18	51	113
Repurchase of common stock	—	(127)	—

Net cash used in financing activities	(1,916)	(20,561)	(4,556)

Net effect of exchange rate changes on cash and cash equivalents	603	(528)	(3,393)

Net increase (decrease) in cash and cash equivalents	(20,120)	11,359	(64,084)
Cash and cash equivalents at beginning of period	130,790	119,431	183,515

Cash and cash equivalents at end of period	$110,670	$130,790	$119,431

The accompanying notes are an integral part of these consolidated financial statements.

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities greater than three months to twelve months at the time of purchase are considered short- term investments. Cash and cash equivalents consisted of the following:

	July 31, 2017	July 31, 2016
	(In thousands)
Cash and bank deposits	$24,987	$29,566
Money market funds	85,683	101,224

	$110,670	$130,790

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company’s Trading Securities are estimated using quoted market prices. The fair value of the Company’s Notes payable is $63.9 million as of July 31, 2017, which represents the value at which its lenders could trade its debt with in the financial markets, and does not represent the settlement value of these long-term debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, the Company’s stock price, as well as changes to the Company’s credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates.

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

The Company maintained interests in a small number of privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invested in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “Gains on investments in affiliates, net of tax” in the Company’s Consolidated Statements of Operations. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $42 thousand and $7.3 million for the fiscal years ended July 31, 2016 and 2015, respectively. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

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

Inventories consisted of the following:

	July 31, 2017	July 31, 2016
	(In thousands)
Raw materials	$24,129	$28,506
Work-in-process	713	590
Finished goods	9,527	11,174

	$34,369	$40,270

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

Earnings (Loss) Per Share

The following table reconciles earnings per share for the fiscal years ended July 31, 2017, 2016 and 2015.

	Twelve Months Ended
	July 31,
	2017	2016	2015
	(In thousands, except per share data)
Net loss	$(25,827)	$(61,281)	$(18,429)
Weighted average common shares outstanding	55,134	51,934	51,940
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—	—

Weighted average number of common and potential common shares	55,134	51,934	51,940

Basic and diluted net loss per share	$(0.47)	$(1.18)	$(0.35)

Approximately 14.2 million, 21.1 million and 21.6 million common stock equivalent shares relating to the effects of outstanding stock options and restricted stock were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2017, 2016 and 2015, respectively, as their effect would be anti-dilutive due to the fact that the Company recorded a net loss for those periods. Approximately 11.4 million and 16.5 million and 16.6 million common shares outstanding associated with the convertible Notes, using the if-converted method, were excluded from the denominator in the calculation of diluted earnings (loss) per share for the fiscal years ended July 31, 2017, 2016 and 2015, respectively.

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

Major Clients and Concentration of Credit Risk

For the fiscal year ended July 31, 2017, 2016 and 2015, the Company’s 10 largest clients accounted for approximately 70%, 71% and 76% of consolidated net revenue, respectively. Sales to a consumer electronics client (“Client A”) accounted for approximately 15%, 13%, and 10% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2017, 2016 and

2015, respectively. Sales to another consumer electronics client (“Client B”) accounted for approximately 10%, 13%, and 19% of the Company’s consolidated net revenue for the fiscal years ended July 31, 2017, 2016 and 2015, respectively. The Europe reportable segment reports revenue associated with Client A. All four reportable segments report revenues associated with Client B. A computing market client accounted for approximately 13% and 3% of the Company’s Net Accounts Receivable balance as of July 31, 2017 and 2016, respectively. A consumer electronics client accounted for approximately 11% and 16% of the Company’s Net Accounts Receivable balance as of July 31, 2017 and 2016, respectively. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which provides guidance related to inventory measurement. The new standard requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard is effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the guidance is not expected to have material impact on the Company’s financial statement disclosures, results of operations and financial position.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allowed for adoption on either a prospective or retrospective basis. The Company had elected to early adopt this guidance on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did increase the assets and liabilities balance on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2018. The adoption of the guidance is not expected to have material impact on the Company’s financial statement disclosures, results of operations and financial position.

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

	July 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$489	$57	$63
Provisions charged to expense	132	458	—
Accounts written off	(5)	(26)	(6)

	$616	$489	$57

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

The total amount of accounts receivable factored was $41.1 million and $0.9 million for the years ended July 31, 2017 and 2016, respectively. The cost incurred on the sale of these receivables was immaterial for years ended July 31, 2017 and 2016, respectively. The cost of selling these receivable is dependent upon the number of days between the sale date of the receivable and the date the client’s invoice is due and the interest rate. The interest rate associated with the sale of these receivables is equal to LIBOR plus 0.85%. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations.

(4)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2017	2016
	(In thousands)
Buildings	$24,476	$24,344
Machinery and equipment	24,504	24,676
Leasehold improvements	14,815	14,735
Software	48,536	44,579
Other	22,126	24,156

	134,457	132,490
Less: Accumulated depreciation and amortization	(115,902)	(110,219)

Property and equipment, net	$18,555	$22,271

Assets under capital leases which are included in the amounts above are summarized as follows:

	July 31,
	2017	2016
	(In thousands)
Machinery and equipment	$492	$370
Other	13	118

	505	488
Less: Accumulated depreciation and amortization	(431)	(455)

	$74	$33

The Company recorded depreciation expense of $8.2 million, $8.1 million and $8.7 million for the fiscal years ended July 31, 2017, 2016 and 2015, respectively. Depreciation expense within the Americas, Asia, Europe, and e-Business was $1.2 million, $1.9 million, $1.8 million, and $0.6 million, respectively, for the year ended July 31, 2017, $1.5 million, $3.2 million, $2.6 million, and $0.8 million, respectively, for the year ended July 31, 2016, and $2.3 million, $3.2 million, $2.5 million, and $0.6 million, respectively, for the year ended July 31, 2015. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

During the year ended, July 31, 2017, the Company recorded impairment charges totaling $0.2 million across multiple segments. During the year ended, July, 2016, the Company recorded an impairment charge of $0.3 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value. During the year ended July 31, 2015, the Company recorded $0.3 million in impairment charges related to the write-down of leasehold improvements associated with the planned closure of a facility. These charges are reflected in “impairment of goodwill and long-lived assets” in the Consolidated Statements of Operations.

(5)	INVESTMENTS

Trading securities

During the year ended July 31, 2017, the Company received $8.0 million in proceeds associated with the sale of publicly traded securities (“Trading Securities”), which included a $0.9 million cash gain. During the year ended July 31, 2017, the Company recognized $2.2 million in net non-cash net gains associated with its Trading Securities. During the year ended July 31,

2016, the Company sold $57.2 million in publicly traded securities, with a realized gain of $6.4 million. During the year ended July 31, 2016, the Company received proceeds of $59.3 million associated with the sale of publicly traded securities. However, $2.1 million of these proceeds are related to trades executed during the year ended July 31, 2015. During the year ended July 31, 2016, the Company acquired publicly traded securities of $1.2 million. During the year ended July 31, 2016, the Company recognized $12.3 million in net non-cash losses associated with its Trading Securities.

As of July 31, 2017, the Company had $11.9 million in investments in Trading Securities. As of July 31, 2016, the Company had $16.8 million in investments in Trading Securities, $12.6 million of which were the publicly traded convertible debentures. The Company’s purchases of the publicly traded convertible debentures were on the open market. The chairman of the board of the company issuing the publicly traded convertible debentures is also the chairman of the board of ModusLink Global Solutions, Inc. The Trading Securities were classified within Level 1 of the fair value hierarchy.

Investments in affiliates

The Company maintained interests in a small number of privately held companies. As of July 31, 2017 and 2016, the value of these investments was fully impaired. As of July 31, 2017, the Company is not committed to fund any follow-on investments in any of the portfolio companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “Gains on investments in affiliates, net of tax” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2017, 2016 and 2015, the Company recorded gains of $1.3 million, $0.8 million and $0.2 million, respectively, associated with its cost method investments. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee.

During the year ended July 31, 2015, the Company became aware in various quarters that there may be indicators of impairment for certain investments in the portfolio of companies. During the same year, the Company performed evaluations of its portfolio companies and determined that due to market conditions and their recent performance the portfolio companies were unable to secure potential investors or buyers to fund them as a going concern. As a result, these investments were impaired and the Company recorded impairment charges of $7.3 million during the year ended July 31, 2015.

(6)	GOODWILL AND INTANGIBLE ASSETS

The Company conducted its annual goodwill impairment test on July 31 of each fiscal year ended July 31, 2015. In addition, if and when events or circumstances changed that would more likely than not reduce the fair value of any of its reporting units below its carrying value, an interim test would be performed. In making this assessment, the Company relied on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. The Company’s reporting units are the same as the operating segments: Americas, Asia, Europe and e-Business.

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

The intangible asset amortization relates to certain amortizable intangible assets acquired by the Company in connection with its acquisitions. The intangible assets were fully amortized as of July 31, 2015. Amortization expense for intangible assets for the fiscal years ended July 31, 2015 was $0.7 million.

(7)	RESTRUCTURING

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2017, 2016, and 2015:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2014	$1,687	$598	$2,285

Restructuring charges	5,063	324	5,387
Restructuring adjustments	(193)	(64)	(257)
Cash paid	(4,949)	(691)	(5,640)
Non-cash adjustments	(171)	(76)	(247)

Accrued restructuring balance at July 31, 2015	1,437	91	1,528

Restructuring charges	6,025	1,536	7,561
Restructuring adjustments	(108)	(32)	(140)
Cash paid	(5,244)	(641)	(5,885)
Non-cash adjustments	(36)	1	(35)

Accrued restructuring balance at July 31, 2016	2,074	955	3,029

Restructuring charges	1,853	439	2,292
Restructuring adjustments	(416)	91	(325)
Cash paid	(3,357)	(1,419)	(4,776)
Non-cash adjustments	(54)	20	(34)

Accrued restructuring balance at July 31, 2017	$100	$86	$186

Restructuring and other costs for the year ended July 31, 2017 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. The payments of employee-related charges were substantially completed during the fiscal year ended July 31, 2017. The remaining contractual obligations include facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by the end of December 2017.

During the fiscal year ended July 31, 2017, the Company recorded a net restructuring charge of $2.0 million. Of this amount, $1.5 million primarily related to the workforce reduction of 78 employees across all operating segments, and $0.5 million related to contractual obligations.

During the fiscal year ended July 31, 2016, the Company recorded a net restructuring charge of $7.4 million. Of this amount, $5.9 million primarily related to the workforce reduction of 228 employees across all operating segments, and $1.5 million related to contractual obligations.

During the fiscal year ended July 31, 2015, the Company recorded a net restructuring charge of $5.1 million. Of this amount, $4.9 million primarily related to the workforce reduction of 235 employees across all operating segments, and $0.2 million related to contractual obligations

The net restructuring charges for the fiscal years ended July 31, 2017, 2016 and 2015 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Cost of revenue	$563	$4,812	$4,718
Selling, general and administrative	1,404	2,609	412

	$1,967	$7,421	$5,130

The following tables summarize the restructuring accrual by operating segment for the fiscal years ended July 31, 2017, 2016 and 2015:

	Americas	Asia	Europe	e-Business	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2014	$195	$274	$1,750	$66	$2,285

Restructuring charges	1,073	1,056	3,158	100	5,387
Restructuring adjustments	(164)	(59)	7	(41)	(257)
Cash paid	(869)	(1,106)	(3,655)	(10)	(5,640)
Non-cash adjustments	—	88	(234)	(101)	(247)

Accrued restructuring balance at July 31, 2015	235	253	1,026	14	1,528

Restructuring charges	1,885	2,293	2,353	1,030	7,561
Restructuring adjustments	—	(46)	(94)	—	(140)
Cash paid	(1,258)	(1,563)	(2,895)	(169)	(5,885)
Non-cash adjustments	—	(43)	8	—	(35)

Accrued restructuring balance at July 31, 2016	862	894	398	875	3,029

Restructuring charges	500	972	698	122	2,292
Restructuring adjustments	(162)	(154)	(75)	66	(325)
Cash paid	(1,172)	(1,672)	(984)	(948)	(4,776)
Non-cash adjustments	23	(40)	(14)	(3)	(34)

Accrued restructuring balance at July 31, 2017	$51	$—	$23	$112	$186

(8)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following schedules reflect the components of “Accrued expenses” and “Other Current Liabilities”:

	July 31, 2017	July 31, 2016
	(In thousands)
Accrued taxes	$2,272	$3,068
Accrued compensation	10,678	9,590
Accrued interest	1,366	1,346
Accrued audit, tax and legal	2,759	2,544
Accrued contract labor	1,632	2,966
Accrued other	19,191	18,226

	$37,898	$37,740

	July 31, 2017	July 31, 2016
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Other	7,259	8,227

	$26,141	$27,109

As of July 31, 2017 and 2016, the Company had accrued pricing liabilities of approximately $18.9 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at July 31, 2017 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of July 31, 2017, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the year ended July 31, 2017.

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

During the year ended July 31, 2017, the Company purchased $2.0 million in face value of the Notes in the open market at a purchase price of $1.8 million. The gain of $0.1 million on this transaction is presented as a component of other gains and losses. The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $63.9 million and $51.0 million as of July 31, 2017 and July 31, 2016, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of July 31, 2017 and July 31, 2016, the net carrying value of the Notes was $59.8 million and $57.2 million, respectively.

	July 31, 2017	July 31, 2016
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$26,961	$27,099
Principal amount of Notes	$67,625	$69,625
Unamortized debt discount	(7,227)	(11,443)
Unamortized debt issuance costs	(640)	(1,013)

Net carrying amount	$59,758	$57,169

As of July 31, 2017, the remaining period over which the unamortized discount will be amortized is 19 months.

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Interest expense related to contractual interest coupon	$3,651	$5,159	$5,310
Interest expense related to accretion of the discount	3,919	4,967	4,473
Interest expense related to debt issuance costs	347	439	344

	$7,917	$10,565	$10,127

During the year ended July 31, 2017, 2016 and 2015, the Company recognized interest expense of $7.9 million, $10.6 million and $10.1 million associated with the Notes, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The notes bear interest of 5.25%.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide the Company’s clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the year ended July 31, 2017, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of July 31, 2017 and 2016, the Company did not have any balance outstanding on the PNC Bank credit facility.

(10)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2017, are as follows:

	Operating Leases	Capital Lease Obligations	Purchase Obligations	Convertible Notes Interest & Principal	Total
		(In thousands)
For the fiscal years ended July 31:
2018	$9,947	$64	$30,998	$3,550	$44,559
2019	6,318	101	—	71,175	77,594
2020	3,398	55	—	—	3,453
2021	2,358	55	—	—	2,413
2022	2,160	30	—	—	2,190
Thereafter	—	—	—	—	—

	$24,181	$305	$30,998	$74,725	$130,209

Total rent and equipment lease expense charged to continuing operations was $15.6 million, $17.3 million and $19.7 million for the fiscal years ended July 31, 2017, 2016 and 2015, respectively.

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2017, the Company had no recorded liabilities with respect to these arrangements.

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

Legal Proceedings

On June 8, 2015, Sean Peters, a former employee filed a complaint (the “Complaint”) against ModusLink Corporation (together, the “parties”) in Superior Court of California asserting claims, among other things, for failure to pay wages, breach of contract, wrongful retaliation and termination, fraud, violations of California Business and Professions Code Section 17200, et seq., and civil penalties pursuant to California Labor Code Sections and pursuant to the California Private Attorney General Act, seeking over $1.0 million in damages, attorneys’ fees and costs and penalties. ModusLink filed an Answer to the Complaint making a general denial and asserting various affirmative defenses. The parties agreed to mediate the matter and on June 29, 2017, the parties attended a confidential mediation. At mediation ModusLink Corporation and its insurance carrier agreed to pay an immaterial amount to settle the matter.

On May 12, 2017, the Excise Tax Branch of the Internal Revenue Service issued a claim associated with the Company’s compliance with the self-assessment of excise tax on Ozone Depleting Chemicals. The Company is objecting to the assessment on a number of technical and substantive grounds, and plans to vigorously defend itself against this claim. Currently the Company is unable to determine the probability of an unfavorable outcome or a range of outcomes. Accordingly, the Company has not recorded a reserve associated with this matter.

(11)	DEFINED BENEFIT PENSION PLANS

During the year ended July 31, 2017, the Company terminated the defined benefit pension plan (the “Taiwan Plan”) covering certain of its employees in its Taiwan facility. As of the Taiwan Plan termination date, the fair value of the Taiwan Plan assets were in excess of the project benefit obligation. The Company received $0.9 million in cash proceeds associated with the termination of this defined benefit pension plan. The termination of this defined benefit pension plan did not result in a gain or loss for the year ended July 31, 2017.

As of July 31, 2017, the Company sponsored two defined benefit pension plans covering certain of its employees in its Netherlands facility and one unfunded defined benefit pension plan covering certain of its employees in Japan. Pension costs are actuarially determined.

The plan assets are primarily related to the defined benefit plan associated with the Company’s Netherlands facility. It consists of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2017 and 2016, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2017	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$20,726	98%	$—	$—	$20,726
Other investments	478	2%	—	—	478

	$21,204	100%	$—	$—	$21,204

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2016	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$24,012	94%	$—	$—	$24,012
Other investments	1,461	6%	—	—	1,461

	$25,473	100%	$—	$—	$25,473

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2017	2016
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$31,667	$25,617
Service cost	700	632
Interest cost	573	637
Actuarial (gain) loss	(6,814)	5,351
Employee contributions	103	120
Benefits and administrative expenses paid	(157)	(269)
Adjustments	—	156
Settlements	(279)	(55)
Effect of curtailment	—	(941)
Currency translation	1,671	419

Benefit obligation at end of year	27,464	31,667

Change in plan assets
Fair value of plan assets at beginning of year	25,473	19,350
Actual return on plan assets	(5,005)	5,556
Employee contributions	104	120
Employer contributions (withdrawals), net	(342)	539
Settlements	(279)	(55)
Benefits and administrative expenses paid	(157)	(269)
Currency translation	1,410	232

Fair value of plan assets at end of year	21,204	25,473

Funded status
Assets	—	889
Current liability	(12)	(68)
Noncurrent liability	(6,248)	(7,015)

Net amount recognized in statement of financial position as a noncurrent asset (liability)	$(6,260)	$(6,194)

The accumulated benefit obligation was approximately $25.5 million and $29.0 million at July 31, 2017 and 2016, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2017	2016
	(In thousands)
Projected benefit obligation	$27,464	$31,667
Accumulated benefit obligation	$25,531	$29,031
Fair value of plan assets	$21,204	$24,584

Components of net periodic pension cost were as follows:

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Service cost	$700	$632	$658
Interest costs	573	637	604
Expected return on plan assets	(457)	(491)	(537)
Amortization of net actuarial (gain) loss	201	222	64
Curtailment gain	—	(844)	(164)

Net periodic pension costs	$1,017	$156	$625

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal year 2018 is approximately $4.7 million related to amortization of a net actuarial loss and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	Twelve Months Ended July 31,
	2017	2016	2015
Discount rate	2.47%	1.72%	2.46%
Rate of compensation increase	1.93%	1.92%	1.95%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Twelve Months Ended July 31,
	2017	2016	2015
Discount rate	1.69%	1.95%	3.05%
Expected long-term rate of return on plan assets	1.69%	2.41%	3.02%
Rate of compensation increase	1.91%	1.83%	2.41%

The discount rate reflects the Company’s best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as per July 31, 2017 for the appropriate duration of the plan.

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

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal year 2026. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plans are expected to be approximately $0.2 million in fiscal year 2018.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2018	168
2019	211
2020	210
2021	252
2022	254
Next 5 years	2,095

The current target allocations for plan assets are primarily insurance contracts. The market value of plan assets using Level 3 inputs is approximately $21.2 million.

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

(12)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Foreign currency exchange gain (losses)	$199	$(593)	$1,796
Gains (losses) on Trading Securities	3,128	(5,920)	13,611
Other, net	(127)	756	(402)

	$3,200	$(5,757)	$15,005

Other gains (losses), net totaled approximately $3.2 million for the fiscal years ended July 31, 2017. The balance consists primarily of $2.2 million and $0.9 million, in net non-cash and cash gains, respectively, associated with its Trading Securities, and $0.2 million in net realized and unrealized foreign exchange gains, offset by other gain and losses.

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

Stock Option Plans

During the fiscal year ended July 31, 2017, the Company had outstanding awards for stock options under two plans: the 2010 Incentive Award Plan (the “2010 Plan”) and the 2005 Non-Employee Director Plan (the “2005 Plan”). Historically, the Company has had the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (the “2002 Plan”), and the 2000 Stock Incentive Plan (the “2000 Plan”). Options granted under the 2010 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. The Company may also grant awards other than stock options under the 2010 Plan. Options granted under the 2005 plan are exercisable in equal monthly installments over three years, and have a term of ten years. As of December 2010, no additional grants may be issued under this plan. Stock options granted under all other plans have contractual terms of seven years.

During the fiscal year ended July 31, 2013, under the 2010 Plan, the Company issued to certain officers options that vest based on market conditions, specifically, the performance of the Company’s stock (the “Market Options”). The Market Options have a seven-year term and vest and become exercisable as to 20% of the total number of shares subject to the Market Option on each of the first five anniversaries of the grant date, subject to a minimum average share price being achieved as of each such vesting date (the “Price Performance Threshold”), which shall be (i) 1.5 times the exercise price, (ii) 2 times the exercise price, (iii) 2.5 times the exercise price, (iv) 3 times the exercise price and (v) 3.5 times the exercise price, respectively. If the specified minimum average share price for the applicable anniversary date is not achieved, 20% of the total number of shares subject to the Market Option shall not vest and become exercisable but may vest on the subsequent anniversary date if the minimum average share price related to the earlier anniversary date is achieved or exceeded on the subsequent anniversary date. These options were no longer outstanding as of July 31, 2017.

Under the 2010 Plan, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the issuance of (i) 5,000,000 shares of common stock of the Company plus (ii) the number of shares subject to outstanding awards under the Company’s 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Prior Plans”) that expire or are forfeited following December 8, 2010, the effective date of the 2010 Plan. As of December 8, 2010, the Company ceased making any further awards under its Prior Plans. As of December 8, 2010, the effective date of the 2010 Plan, there were an additional 2,922,258 shares of common stock underlying equity awards issued under the Company’s Prior Plans. This amount represents the maximum number of additional shares that may be added to the 2010 Plan should these awards expire or be forfeited subsequent to December 8, 2010. Any awards that were outstanding under the Prior Plans as of the effective date continued to be subject to the terms and conditions of such Prior Plan. As of July 31, 2017, 5,299,305 shares were available for future issuance under the 2010 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan, (the “ESPP”) under which an aggregate of 600,000 shares of the Company’s stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2017, 2016 and 2015, the Company issued approximately 11,000, 30,000 and 15,000 shares, respectively, under the ESPP. Approximately 136,000 shares are available for future issuance as of July 31, 2017.

Stock Option Valuation and Expense Information

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2017, 2016 and 2015:

	Twelve Months Ended July 31,
	2017	2016	2015
Cost of revenue	$53	$96	$171
Selling, general and administrative	628	1,030	1,586

	$681	$1,126	$1,757

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. No employee stock options were granted during the fiscal year ended July 31, 2017. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2016, and 2015 was $1.11 and $1.59, respectively, using the binomial-lattice model with the following weighted-average assumptions:

	Twelve Months Ended July 31,
	2016	2015
Expected volatility	55.80%	56.30%
Risk-free interest rate	1.28%	1.24%
Expected term (in years)	4.41	4.41
Expected dividend yield	0.00%	0.00%

The volatility assumption for fiscal years 2016 and 2015 is based on the weighted-average of the historical volatility of the Company’s common shares for a period equal to the expected term of the stock option awards.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended July 31, 2017, 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options

A summary of option activity for the fiscal year ended July 31, 2017 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2016	1,368	$4.36
Granted	—	—
Exercised	—	—
Forfeited or expired	(795)	4.37

Stock options outstanding, July 31, 2017	573	4.36	2.70	$—

Stock options exercisable, July 31, 2017	532	$4.40	2.60	$—

As of July 31, 2017, unrecognized share-based compensation related to stock options was approximately $0.1 million. This cost is expected to be expensed over a weighted average period of 0.9 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2017, 2016 and 2015 was immaterial.

As of July 31, 2017, there were 0.6 million stock options that were vested and expected to vest in the future with a weighted- average remaining contractual term of 2.71 years. The aggregate intrinsic value of these awards is immaterial.

Nonvested Stock

Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2017, 2016 and 2015 was $0.5 million, $0.7 million and $0.6 million, respectively.

A summary of the activity of the Company’s nonvested stock for the fiscal year ended July 31, 2017, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(share amounts in thousands)
Nonvested stock outstanding, July 31, 2016	258	$2.48
Granted	296	—
Vested	(245)	2.45
Forfeited	(13)	3.05

Nonvested stock outstanding, July 31, 2017	296	$—

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2017, 2016 and 2015 was approximately $0.6 million, $1.0 million and $0.3 million, respectively. As of July 31, 2017, there was approximately $0.2 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 0.4 years.

(14) INCOME TAXES

The components of loss from continuing operations before provision for income taxes are as follows:

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Income (loss) from operations before income taxes:
U.S.	$(34,884)	$(69,861)	$(8,476)
Foreign	10,475	13,234	(7,878)

Total loss from operations before income taxes	$(24,409)	$(56,627)	$(16,354)

The components of income tax expense have been recorded in the Company’s consolidated financial statements as follows:

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Income tax expense from continuing operations	2,696	5,443	2,283

Total income tax expense	$2,696	$5,443	$2,283

The components of income tax expense from continuing operations consist of the following:

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Current provision
Federal	$—	$—	$—
State	—	—	—
Foreign	2,298	3,090	4,323

	2,298	3,090	4,323

Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	398	2,353	(2,040)

	398	2,353	(2,040)

Total tax provision	$2,696	$5,443	$2,283

Deferred income tax assets and liabilities have been classified on the Consolidated Balance Sheets in accordance with the nature of the item giving rise to the temporary differences. During the year ended July 31, 2016, the Company elected to early adopt ASU No. 2015-17, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis. As of July 31, 2017, the Company recorded a non-current deferred tax asset of $1.9 million and a non-current deferred tax liability of $0.7 million in Other Assets, and Other Long-term Liabilities, respectively. As of July 31,

2016, the Company recorded a non-current deferred tax asset of $2.3 million and a non-current deferred tax liability of $0.8 million in Other Assets and Other Long-term Liabilities, respectively. The components of deferred tax assets and liabilities are as follows:

	July 31, 2017	July 31, 2016
	(In thousands)
Deferred tax assets:
Accruals and reserves	$12,193	$12,240
Tax basis in excess of financial basis of investments in affiliates	18,332	19,051
Tax basis in excess of financial basis for intangible and fixed assets	7,689	8,455
Net operating loss and capital loss carry forwards	751,435	744,357

Total gross deferred tax assets	789,649	784,103
Less: valuation allowance	(771,884)	(760,906)

Net deferred tax assets	$17,765	$23,197

Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	$(784)	$(861)
Convertible Debt	(2,655)	(4,241)
Undistributed accumulated earnings of foreign subsidiaries	(13,150)	(16,554)

Total gross deferred tax liabilities	(16,589)	(21,656)

Net deferred tax asset	$1,176	$1,541

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of July 31, 2017 will be allocated as follows (in thousands):

Income tax benefit recognized in the consolidated statement of operations	$(756,423)
Additional paid in capital	(15,461)

$(771,884)

The net change in the total valuation allowance for the fiscal year ended July 31, 2017 was an increase of approximately $11.0 million. This increase is primarily due to the U.S. valuation allowance as well as the valuation allowance provided for Taiwan and France for the year ended July 31, 2017. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2016 was an increase of approximately $10.3 million.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $209.8 million, respectively, at July 31, 2017. The federal net operating losses will expire from fiscal year 2022 through 2037 and the state net operating losses will expire from fiscal year 2018 through 2037. The Company has a foreign net operating loss carryforward of approximately $84.1 million, of which $58.8 million has an indefinite carryforward period. In addition, the Company has an immaterial amount of capital loss carryforwards for federal and state tax purposes. The federal and state capital losses will expire in fiscal year 2018.

The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $39.1 million at July 31, 2017, of which approximately $2.0 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. The amount of taxes attributable to the permanently undistributed earnings is estimated at $0.7 million. The Company has recorded a deferred tax liability of $13.2 million on the remaining $37.1 million of undistributed earnings that are not considered to be permanently reinvested.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 35% to income (loss) from continuing operations before income taxes as a result of the following:

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Computed “expected” income tax expense (benefit)	$(8,106)	$(19,368)	$(5,653)
Increase (decrease) in income tax expense resulting from:
Change in valuation allowance	10,978	22,907	2,067
Foreign dividends	2,724	4,730	732
Foreign tax rate differential	(2,386)	(1,082)	1,262
Capitalized costs	—	—	(478)
Nondeductible goodwill impairment	—	—	1,070
Nondeductible expenses	20	262	417
Foreign withholding taxes	239	762	(19)
Reversal of uncertain tax position reserves	(481)	(2,768)	—
Other	(292)	—	2,885

Actual income tax expense	$2,696	$5,443	$2,283

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2017, 2016 and 2015, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $0.7 million, $1.2 million and $3.9 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2013 through July 31, 2017. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2016 tax years remain subject to examination in most locations while the Company’s 2005 through 2016 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Balance as of beginning of year	$994	$3,756	$1,028
Additions for current year tax positions	—	19	2,884
Currency translation	18	—	(156)
Reductions for lapses in statute of limitations	(331)	(27)	—
Reductions of prior year tax positions	—	(2,754)	—

Balance as of end of year	$681	$994	$3,756

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the fiscal year ended July 31, 2017, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2017, 2016 and 2015, the Company had recorded liabilities for increases (decreases) in interest expense related to uncertain tax positions in the amount of ($168,000), $40,000 and $48,000, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that any unrecognized tax benefits will reverse in the next twelve months.

(15)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total

	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2016	$6,131	$(4,206)	$94	$2,019
Foreign currency translation adjustment	1,391	—	—	1,391
Pension liability adjustments	—	830	—	830
Net unrealized holding gain on securities	—	—	73	73

Net current-period other comprehensive income (loss)	1,391	830	73	2,294

Accumulated other comprehensive income (loss) at July 31, 2017	$7,522	$(3,376)	$167	$4,313

In the fiscal years ended July 31, 2017, the Company recorded approximately $0.3 million in taxes related to other comprehensive income. In the fiscal years ended July 31, 2016, the Company recorded an immaterial amount in taxes related to other comprehensive income. In the fiscal years ended July 31, 2015, the Company recorded approximately $0.5 million in taxes related to other comprehensive income.

(16)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2017	2016	2015
	(In thousands)
Cash paid for interest	$3,783	$6,111	$5,281
Cash paid for income taxes	$2,500	$3,287	$2,078

Cash paid for taxes can be higher than income tax expense as shown on the Company’s consolidated statements of operations due to prepayments made in certain jurisdictions as well as to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-cash Activities

Non-cash financing activities during the fiscal years ended July 31, 2017, 2016 and 2015 included the issuance of approximately 0.3 million, 0.2 million and 0.1 million shares, respectively, of nonvested common stock, valued at approximately $0.5 million, $0.6 million and $0.5 million, respectively, to certain employees of the Company. Non-cash financing activities during the fiscal year ended July 31, 2016 also included the issuance of 2.7 million shares of the Company’s common stock, valued at $3.1 million, associated with the repurchase of the Company’s Notes. See Note 17 for further details.

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

On March 12, 2013, stockholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. (“Steel Partners”) at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Partners a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share. These warrants expire after a term of five years after issuance. All the warrants were outstanding as of July 31, 2017.

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

(18)	FAIR VALUE MEASUREMENTS

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of July 31, 2017 and 2016, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,898	$11,898	$—	$—
Money market funds	85,683	85,683	—	—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2016	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$4,209	$4,209	$—	$—
Marketable corporate bonds	12,559	12,559	—	—
Money market funds	101,224	101,224	—	—

The following table presents the pension plan assets measured at fair value on a recurring basis as of July 31, 2017 and 2016, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2017	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$20,726	98%	$—	$—	$20,726
Other investments	478	2%	—	—	478

	$21,204	100%	$—	$—	$21,204

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2016	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$24,012	94%	$—	$—	$24,012
Other investments	1,461	6%	—	—	1,461

	$25,473	100%	$—	$—	$25,473

The following table sets forth a summary of the changes in the fair value of the pension plan assets for the years ended July 31, 2017 and 2016:

	July 31,
	2017	2016
	(In thousands)
Fair value of plan assets at beginning of year	25,473	19,350
Actual return on plan assets	(5,005)	5,556
Employee contributions	104	120
Employer contributions (withdrawals), net	(342)	539
Settlements	(279)	(55)
Benefits and administrative expenses paid	(157)	(269)
Currency translation	1,410	232

Fair value of plan assets at end of year	21,204	25,473

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

The following table presents the Company’s debt not carried at fair value:

	July 31, 2017		July 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$59,758	$63,852	$57,169	$50,957	Level 1

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Twelve Months Ended July 31,
	2017	2016	2015
	(In thousands)
Net revenue:
Americas	$92,324	$106,143	$200,929
Asia	158,048	167,861	163,262
Europe	159,085	151,842	160,602
e-Business	27,163	33,177	36,880

	$436,620	$459,023	$561,673

Operating income (loss):
Americas	$(10,342)	$(14,731)	$(4,407)
Asia	5,620	(855)	10,003
Europe	(9,008)	(13,825)	(6,479)
e-Business	(1,185)	(4,384)	(2,367)

Total Segment operating income (loss)	(14,915)	(33,795)	(3,250)
Corporate-level activity	(4,846)	(6,777)	(11,089)

Total operating loss	(19,761)	(40,572)	(14,339)

Total other expense	4,648	16,055	2,015

Loss before income taxes	$(24,409)	$(56,627)	$(16,354)

	July 31, 2017	July 31, 2016
	(In thousands)
Total assets:
Americas	$21,876	$28,280
Asia	63,819	89,242
Europe	64,639	75,952
e-Business	20,703	22,884

Sub-total—segment assets	171,037	216,358
Corporate	110,261	131,574

	$281,298	$347,932

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Twelve Months Ended
	July 31,
	2017	2016	2015
	(In thousands)
Supply chain services	$409,457	$425,846	$524,793
e-Business services	27,163	33,177	36,880

	$436,620	$459,023	$561,673

As of July 31, 2017, approximately $9.3 million, $3.3 million, $3.6 million $2.4 million and $2.2 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland, Singapore and China, respectively. As of July 31, 2016, approximately $5.2 million, $3.0 million, $3.5 million, $2.9 million and $3.0 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Ireland, Singapore and China, respectively.

For the fiscal year ended July 31, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $95.1 million, $128.3 million, $70.8 million and $79.8 million, respectively. For the fiscal year ended July 31, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $110.9 million, $140.2 million, $68.1 million and $75.7 million, respectively. For the fiscal year ended July 31, 2015, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $205.0 million, $134.5 million, $71.9 million and $80.6 million, respectively.

(20) RELATED PARTY TRANSACTIONS

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

The Management Services Agreement had an initial term of six months. On June 30, 2015, the Company entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015 and provided for automatic renewal for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of certain termination fees to SP Corporate. On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”) pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the amendment. SPH Services is the parent of SP Corporate and an affiliate of SPH Group Holdings LLC. On March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company. SPH Services has since changed its name to Steel Services Ltd. (“Steel Services”).

During the year ended July 31, 2017, pursuant to the Management Services Agreement, the Company paid a fixed monthly fee of $175,000 in consideration for the services and incremental costs as incurred. A third amendment to the Management Services Agreement, effective September 1, 2017, reduced the fixed monthly fee paid by the Company to Steel Services under the Management Services Agreement from $175,000 per month to $95,641 per month. The monthly fee is subject to review and adjustment by agreement between the Company and Steel Services for periods commencing in fiscal 2016 and beyond. Additionally, the Company may be required to reimburse Steel Services and its affiliates for all reasonable and necessary business expenses incurred on the Company’s behalf in connection with the performance of the services under the Management Services Agreement. Total expenses incurred related to this agreement for the twelve months ended July 31, 2017 and 2016 were $2.3 million and $2.2 million, respectively. As of July 31, 2017 and 2016, amounts due to SP Corporate and Steel Services were $0.3 million and $0.5 million, respectively.

The Related Party Transactions Committee of the Board (the “Related Party Transactions Committee”) approved the entry into the Management Services Agreement (and the first and second amendments thereto) and the Transfer Agreement. The Audit Committee of the Board approved the third amendment to the Management Services Agreement. The Related Party Transactions Committee held the responsibility to review, approve and ratify related party transactions from November 20, 2014, until October 11, 2016. On October 11, 2016, the Board adopted a Related Person Transaction Policy that is administered by the Audit Committee and applies to all related party transactions. As of October 11, 2016, the Audit Committee reviews all related party transactions on an ongoing basis and all such transactions must be approved or ratified by the Audit Committee.

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. An officer of SP Corporate and of the General Partner of Steel Partners Holdings L.P., is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the year ended July 31, 2017, Mutual Securities received an immaterial amount in commissions associated with these transactions. During the year ended July 31, 2016, Mutual Securities received $0.1 million in commissions associated with these transactions.

(21) SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2017 and 2016. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Quarter Ended
	Oct. 31, ‘16	Jan. 31, ‘17	Apr. 30, ‘17	Jul. 31, ‘17	Oct. 31, ‘15	Jan. 31, ‘16	Apr. 30, ‘16	Jul. 31, ‘16
	(In thousands, except per share data)				(In thousands, except per share data)
Net revenue	$121,327	$117,568	$97,948	$99,777	$141,089	$119,966	$96,460	$101,508
Cost of revenue	111,994	106,370	89,406	92,485	$128,637	$116,311	$94,286	$95,031

Gross profit	9,333	11,198	8,542	7,292	12,452	3,655	2,174	6,477
Total operating expenses	14,975	12,702	13,785	14,664	14,021	15,318	14,671	21,320

Operating loss	(5,642)	(1,504)	(5,243)	(7,372)	(1,569)	(11,663)	(12,497)	(14,843)
Total other income (expense)	(2,352)	(1,075)	763	(1,984)	(12,354)	(2,338)	(260)	(1,103)
Income tax expense	(1,049)	(723)	(819)	(105)	(850)	(206)	(408)	(3,979)
Gains on investments in affiliates, net of tax	500	396	232	150	—	259	316	214

Net loss	$(8,543)	$(2,906)	$(5,067)	$(9,311)	$(14,773)	$(13,948)	$(12,849)	$(19,711)

Basic and diluted earnings (loss) per share:
Net income (loss)	$(0.16)	$(0.05)	$(0.09)	$(0.17)	$(0.29)	$(0.27)	$(0.25)	$(0.38)

(22) SUBSEQUENT EVENTS

Subsequent to July 31, 2017, and prior to the issuance of these financial statements, the Company sold $11.9 million in Trading Securities. During this period, the Company received approximately $13.7 in cash proceeds associated with the trading activities.

Subsequent to July 31, 2017, and prior to the issuance of these financial statements, the Company completed the sale of its facility in Kildare, Ireland for the sale price of approximately $4.5 million, less legal and administrative expense.

ITEM 9.—    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                        DISCLOSURE

Not applicable.

ITEM 9A.— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2017 because of the material weakness in internal control over financial reporting discussed below.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management identified a material weakness in the Company’s internal control over financial reporting in the prior fiscal year. Because of the material weakness described below, despite significant Audit Committee oversight, management involvement and the engagement of a nationally recognized accounting firm, management concluded that we did not maintain effective internal control over financial reporting in one area, as of July 31, 2017, based on the criteria established by COSO.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. In its evaluation of the effectiveness of its internal control over financial reporting as of July 31, 2017, management identified that the Company did not maintain effective internal controls over the financial statement close process for the Company’s e-Business operating segment.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of July 31, 2017. Please see their report included in this Item 9A below.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management had been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness throughout the fiscal year 2017. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the Company’s overall financial control environment.

•

Management has enhanced the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions, controls, including access controls. This deficiency was not effectively remediated during the fiscal year primarily due to the number of access rights, segregation of duties and review controls not sufficiently documented for a sufficient period of time, primarily within the e-Business segment.

•	Management has enhanced the design and precision level of existing monitoring controls to provide additional controls supporting the reporting process.

•

A significant amount of remediation was performed in implementing additional policies, improved processes and documented procedures relating to our financial statement close processes and procedures within the e-Business and Americas segments.

•	We will continue to engage a nationally recognized accounting firm to provide assistance and guidance in designing, implementing and testing the Company’s internal controls during the year.

Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. The material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are working to have the material weakness remediated as soon as possible and significant progress has been made to date. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or decide to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

ModusLink Global Solutions, Inc.

Waltham, Massachusetts

We have audited ModusLink Global Solutions, Inc.’s (the “Company”) internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ModusLink Global Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the financial statement closing process has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2017 financial statements, and this report does not affect our report dated October 16, 2017 on those financial statements.

In our opinion, ModusLink Global Solutions, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ModusLink Global Solutions, Inc. as of July 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2017 and our report dated October 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

October 16, 2017

ITEM 9B.— OTHER INFORMATION

None.

PART III

ITEM 10.— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers required by this Item will be contained in our Definitive Proxy Statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference.

During the fiscal year ended July 31, 2017, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

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

Equity Compensation Plan Information as of July 31, 2017

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	838,734	$2.73	5,299,305	(1)
Equity compensation plans not approved by security holders(2)	30,250	$6.58	—

Total	868,984	$9.31	5,299,305

(1)	Includes approximately 136,400 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.
(2)	In March 2002, the Board of Directors adopted the 2002 Non-officer Employee Stock Incentive Plan (the “2002 Plan”), which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company’s or its subsidiaries’ employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

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

(a) 3. Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished, or incorporated by reference in this report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

3.3	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

3.4	Fourth Amended and Restated Bylaws of ModusLink Global Solutions, Inc., as currently in effect, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (File No. 001-35319).

3.5	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013 (File No. 001-35319).

3.6	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

3.7	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Reverse Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

3.8	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Forward Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

4.1	Specimen stock certificate representing the Registrant’s Common Stock, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

4.2	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

4.3	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.4	Amendment No. 2 to Tax Benefit Preservation Plan, dated as of October 14, 2014, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2014 (File No. 000-23262).

4.5	Amendment No. 3, dated December 31, 2014, to Tax Benefit Preservation Plan between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

4.6	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.7	Amendment No. 1, dated as of February 11, 2013 to Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.1*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001 (File No. 000-23262).

10.2*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.3*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.4*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009 (File No. 000-23262).

10.5*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002 (File No. 000-23262).

10.6*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002 (File No. 000-23262).

10.7*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.8*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.9*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005 (File No. 000-23262).

10.10*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.11*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (File No. 000-23262).

10.12*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 (File No. 000-23262).

10.13*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.14*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 26, 2010 (File No. 000-23262).

10.15*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.16*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.17*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.18*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.19*	ModusLink Global Solutions, Inc. Fourth Amended and Restated Director Compensation Plan, dated as of December 20, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016 (File No. 001-35319).

10.20*	Offer Letter, dated August 1, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.21*	Executive Severance Agreement, dated August 29, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.22*	First Amendment to Executive Severance Agreement, dated July 30, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.23*	Retention Bonus Letter Agreement, dated July 19, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.24*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.25*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.26	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.27	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended July 31, 2011 (File No. 000-23262).

10.28	Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National Association is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.29	Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement, dated as of August 16, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2012 (File No. 001-35319).

10.30	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.31	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.32	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.33	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.34*	Offer Letter, dated as of January 13, 2013, from ModusLink Global Solutions, Inc. to John J. Boucher is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35319).

10.35*	Executive Severance Agreement, dated as of January 28, 2013, by and between ModusLink Global Solutions, Inc. and John J. Boucher is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.36	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.37	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.38	Amendment No. 1 to Settlement Agreement, dated January 5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

10.39*	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.40*	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.41*	Offer Letter from ModusLink Global Solutions, Inc. to Alan Cormier entered into December 20, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2013 (File No. 001-35319).

10.42*	Executive Severance Agreement by and between ModusLink Global Solutions, Inc. and Alan Cormier, dated as of December 23, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.43	Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.44	Guaranty and Security Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.45	First Amendment to Credit Agreement, dated as of December 18, 2013, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014 (File No. 001-35319).

10.46	Indenture, dated as of March 18, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.47	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.48	Second Amendment to Credit Agreement, dated as of March 13, 2014, between the Registrant, ModusLink Corporation, and ModusLink PTS, Inc., the financial institutions identified on the signature pages thereto as lenders, and Wells Fargo Bank, National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.49	Third Amendment to Credit Agreement, dated as of March 25, 2014, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014 (File No. 001-35319).

10.50	Credit Agreement by and among ModusLink Corporation and ModusLink PTS, Inc., certain subsidiaries thereof, and PNC Bank, National Association, dated as of June 30, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014 (File No. 001-35319).

10.51*	Management Services Agreement, dated as of January 1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2014 (File No. 001-35319).

10.52*	Amendment to Management Services Agreement, dated as of June 29, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2015 (File No. 001-35319).

10.53*	Second Amendment to Management Services Agreement, dated as of March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 11, 2016 (File No. 001-35319).

10.54*	ModusLink Global Solutions, Inc. FY 2015 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015 (File No. 001-35319).

10.55*	ModusLink Global Solutions, Inc. FY 2015 Performance Based Restricted Stock Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015 (File No. 001-35319).

10.56*	Transfer Agreement, dated March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016 (File No. 001-35319).

10.57*	Offer Letter, dated April 13, 2016, by and among ModusLink Global Solutions, Inc., ModusLink Corporation and James R. Henderson, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 18, 2016.

10.58	Letter Agreement, dated July 21, 2016, by and among ModusLink Global Solutions, Inc., Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P., is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 27, 2016.

10.59	Offer Letter, dated June 17, 2016, by and among the Company and Louis J. Belardi is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 20, 2016.

10.60	Third Amendment to Management Services Agreement, effective as of September 1, 2017, by and between Steel Services Ltd. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2017.

10.61**	ModusLink Global Solutions, Inc. FY 2018 Management Incentive Plan.

10.62*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2017.

21**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, LLP.

24.1**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Condensed Consolidated Balance Sheets as of July 31, 2017, (ii) Audited Condensed Consolidated Statements of Operations for the Twelve Months ended July 31, 2017, (iii) Audited Condensed Consolidated Statements of Cash Flows for the Twelve Months ended July 31, 2017 and (iv) Notes to Audited Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: October 16, 2017	By:	/s/ JAMES R. HENDERSON
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the 16th day of October 2017.

Signature	Title

/S/ JAMES R HENDERSON James R. Henderson	President and Chief Executive Officer (Principal Executive Officer)

/S/ LOUIS J. BELARDI Louis J. Belardi	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ JEFFREY J. FENTON Jeffrey J. Fenton	Director

/S/ GLEN M. KASSAN Glen M. Kassan	Director

/S/ PHILIP E. LENGYEL Philip E. Lengyel	Director

/S/ WARREN G. LICHTENSTEIN Warren G. Lichtenstein	Executive Chairman of the Board and Director

/S/ JEFFREY S. WALD Jeffrey S. Wald	Director