Form 10-K/A
period 2017-07-31
ModusLink Global Solutions Inc
filed 2017-11-21
CIK 914712

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

On November 14, 2017, the Registrant had 55,557,326 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of ModusLink Global Solutions, Inc. (“ModusLink” or the “Company”) for the year ended July 31, 2017 (“Fiscal 2017”), filed with the Securities and Exchange Commission on October 16, 2017 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

As a result of this Amendment, the Company is also filing the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2017

MODUSLINK GLOBAL SOLUTIONS, INC.

PART III

ITEM 10.— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Directors

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years. Our Board of Directors currently has five members and one vacancy that resulted from the passing of director Anthony Bergamo on September 29, 2017. Prior to his passing, Mr. Bergamo was Chairman of the Audit Committee and a member of the Human Resources and Compensation Committee and the Nominating and Corporate Governance Committee. Our Board of Directors is divided into three classes, with a class of directors elected each year for a three-year term. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Current Position with the Company	Director Since
Warren G. Lichtenstein	52	Executive Chairman, Class I Director	March 2013
Glen M. Kassan	74	Vice Chairman, Class I Director	March 2013
*Philip E. Lengyel(1)	68	Class II Director	May 2014
*Jeffrey J. Fenton(1)(2)(3)	60	Class III Director	November 2010
*Jeffrey S. Wald(2)(3)	43	Class III Director	February 2012

*Independent

(1)	Human Resources and Compensation Committee (the “Compensation Committee”).
(2)	Member of Audit Committee.
(3)	Nominating and Corporate Governance Committee (the “Governance Committee”).

Class I Directors Continuing in Office until the 2018 Annual Meeting

Warren G. Lichtenstein, age 52. Mr. Lichtenstein has served as the Chairman of the Board and a Director of the Company since March 12, 2013, and as its Executive Chairman since June 17, 2016. Mr. Lichtenstein served as the Company’s interim Chief Executive Officer from March 28, 2016 until June 17, 2016. Mr. Lichtenstein has served on the Board of Directors of over twenty public companies. He served as the Chairman of the Board of Steel Partners Holdings GP Inc. (“Steel Holdings GP”) from July 2009 to February 2013, and has served as Executive Chairman since February 2013. He served as the Chief Executive Officer of Steel Holdings GP from July 2009 until February 2013, at which time he became the Executive Chairman of Steel Holdings GP. Steel Holdings GP is the general partner of Steel Partners Holdings L.P. (“Steel Holdings”), a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests. He has served as Chairman of the Board of Handy & Harman Ltd. (formerly known as WHX Corporation) (“HNH”) since July 2005. Mr. Lichtenstein has served as a director of Aerojet Rocketdyne Holdings, Inc. (“Aerojet”), a NYSE-listed manufacturer of aerospace and defense products and systems with a real estate business segment since March 2008, serving as the Chairman of the Board from March 2013 to June 2016 and as Executive Chairman since June 2016. Mr. Lichtenstein has served as a director of Steel Excel Inc. (“Steel Excel”), a company whose business currently consists of Steel Sports Inc. and Steel Energy Services Ltd., since October 2010 and Chairman of the Board since May 2011. In 2011 Mr. Lichtenstein founded Steel Sports, Inc., a subsidiary of Steel Excel dedicated to building a network of participatory and experience-based sports-related businesses, with a particular emphasis on youth sports. Mr. Lichtenstein has served as a director of SL Industries, Inc. (“SL Industries”), a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment, from March 2010 to June 2016 (when SL Industries was acquired by HNH).

He previously served as a director (formerly Chairman of the Board) of SL Industries from January 2002 to May 2008 and served as Chief Executive Officer from February 2002 to August 2005. SL Industries was listed on the NYSE MKT until its acquisition as a wholly owned subsidiary of HNH in June 2016. We believe Mr. Lichtenstein is qualified to serve as a director due to his expertise in corporate finance, executive management, investing and his service as a director of and advisor to a diverse group of public companies, including other companies having attributes similar to the Company.

Glen M. Kassan, age 74. Mr. Kassan has served as a Director of the Company since March 2013 and as its Vice Chairman since May 2014. He served as the Company’s Chief Administrative Officer from May 2014 until January 2015. Mr. Kassan served as a director of HNH from July 2005 until May 2015 and as the Company’s Vice Chairman of the Board since October 2005 until May 2015. He served as HNH’s Chief Executive Officer from October 2005 until December 2012. He has been associated with Steel Partners LLC (“Partners LLC”) and its affiliates since August 1999. He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of Steel Holdings from June 2000 to April 2007. He served as a director of SL Industries from January 2002, and its Chairman of the Board from May 2008, until SL Industries was acquired by HNH in June 2016. He previously served as SL Industries’ Vice Chairman of the Board from August 2005 to May 2008, its President from February 2002 to August 2005, its interim Chief Executive Officer from June 14, 2010 to June 29, 2010 and its interim Chief Financial Officer from June 14, 2010 to August 30, 2010. We believe Mr. Kassan is qualified to serve as a director due to his years of experience and record of success in leadership positions in industrial and other public companies having attributes similar to the Company as well as the expertise he possesses in capital markets and corporate finance.

Class II Directors Continuing in Office until the 2019 Annual Meeting of Stockholders

Philip E. Lengyel, age 68. Mr. Lengyel has served as a Director of the Company since May 2014. Mr. Lengyel is currently Executive Vice President for Dick Cook Studios in Los Angeles, California, a next generation family multi-media company involved in creating, producing, marketing and distributing family entertainment. From January 2009 until September of 2016, Mr. Lengyel was self-employed as a consultant providing services to companies and organizations relating to marketing, branding strategies, promotions, sponsorships and public relations. Previously, Mr. Lengyel served over two decades in senior marketing and other business positions with Walt Disney World, most recently from March 1999 through April 2005, as Vice President of Alliance Development. Mr. Lengyel brings to the Board significant experience in the areas of marketing, advertising, promotions, publicity, branding and business development.

Class III Director Nominees for a three year term expiring at the 2017 Annual Meeting of Stockholders

Jeffrey J. Fenton, age 60. Mr. Fenton has served as a Director of the Company since November 2010. Mr. Fenton was initially appointed to the Board pursuant to a Settlement Agreement among the Company, LCV Capital Management, LLC, Raging Capital Management, LLC and certain of their affiliates, dated October 20, 2010. In January 2013, he was appointed as Senior Vice President, Business Development of United Rentals, Inc., a construction and industrial equipment rental company. Since March 2004, Mr. Fenton has served as a Principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. Mr. Fenton served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services, Global Motorsports Group, Inc. and Transamerica Trailer Leasing Co. Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.

Jeffrey S. Wald, age 43. Mr. Wald has served as a Director of the Company since February 2012. Mr. Wald was elected to the Board at the Company’s 2011 annual meeting of stockholders after being nominated for election by Peerless Systems Corporation. Since May 2010, Mr. Wald has been the Chief Operating Officer and Chief Financial Officer of Work Market, Inc., a labor resource platform that he co-founded. From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P. an activist hedge fund manager, where he initiated investments and managed Barington’s portfolio of investments. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company he co-founded (sold to Buddy Media Corporation). From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm which invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co. Mr. Wald is currently a director of Work Market, Inc. and CoStar Technologies, Inc., where he also serves on the audit committee. From 2010 to 2012, Mr. Wald served as a director of Peerless Systems Corporation and from 2009 to 2010 he served on the board of Register.com. Mr. Wald brings to the Board substantial experience in the area of venture capital, technology, principal investing and operations.

Information Concerning Executive Officers

Officers are elected annually by the Board and serve at the discretion of the Board. Set forth below is information regarding the executive officers of the Company as of the date of this Annual Report.

Name	Age	Position	Officer Since
James R. Henderson	59	President and Chief Executive Officer	May 2016
Louis J. Belardi	66	Executive Vice President, Chief Financial Officer and Secretary	June 2016

James R. Henderson, age 59, has served as our President and Chief Executive Officer since June 17, 2016. He has served as the Chief Executive Officer of the Company’s principal operating subsidiary, ModusLink Corporation, since in May 2016. Mr. Henderson has served as a director of Aerojet since 2008 and serves as a Manager of the Board of Managers of Easton Development Company, LLC, a subsidiary of Aerojet. Mr. Henderson was a Managing Director and operating partner of Partners LLC, a subsidiary of Steel Holdings, a global diversified holding company that owns and operates businesses and has significant interests in leading companies in a variety of industries, including diversified industrial products, energy, defense, banking, insurance, and food products and services, until April 2011. He was associated with Partners LLC and its affiliates from August 1999 until April 2011. Mr. Henderson served as a director of DGT Holdings Corp., a manufacturer of proprietary high-voltage power conversion subsystems and components, from November 2003 until December 2011. Mr. Henderson also served as a director of SL Industries from January 2002 to March 2010. Mr. Henderson was an Executive Vice President of SP Acquisition Holdings, Inc. a company formed for the purpose of acquiring one or more businesses or assets, from February 2007 until October 2009. He was a director of Angelica Corporation, a provider of healthcare linen management services, from August 2006 to August 2008. Mr. Henderson was a director and CEO of WebFinancial Corporation, the predecessor entity of Steel Holdings, from June 2005 to April 2008, President and COO from November 2003 to April 2008, and was the Vice President of Operations from September 2000 to December 2003. He was also the CEO of WebBank, a wholly-owned subsidiary of Steel Holdings, from November 2004 to May 2005. He was a director of ECC International Corp., a manufacturer and marketer of computer controlled simulators for training personnel to perform maintenance and operation procedures on military weapons, from December 1999 to September 2003 and was acting CEO from July 2002 to March 2003. He served as the Chairman of the Board of Point Blank Solutions, Inc. (“Point Blank”), a designer and manufacturer of protective body armor, from August 2008 until October 2011, CEO from June 2009 until October 2011, and was Acting CEO from April 2009 to May 2009. Mr. Henderson was also the CEO and Chairman of the Board of certain subsidiaries of Point Blank. On April 14, 2010, Point Blank and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 petitions are being jointly administered under the caption “In re Point Blank Solutions, Inc., et. al.” Case No. 10-11255, which case is ongoing. He has served as the CEO of Point Blank Enterprises, Inc., the successor to the business of Point Blank, from October 2011 to September 2012. He served as Acting CEO of School Specialty, Inc., a company that provides education-related products, programs and services from July 2013 to April 2014, and serves as a Director since June 2013, served as Chairman from June 2013 to June 2017. Mr. Henderson served as a Director of RELM Wireless Corporation from March 2014 to September 2015. Mr. Henderson has served on the Board of Aviat Network from January 2015 to November 2016 and Armor Express since September 2015.

Louis J. Belardi, age 66, has served as the Executive Vice President, Chief Financial Officer and Secretary of the Company since June 17, 2016. Prior to joining the Company, Mr. Belardi was the Chief Financial Officer of SL Industries from August 2010 through June 2016, and as SL Industries’ Secretary and Treasurer from July 2010 through June 2016. Mr. Belardi previously served as the Corporate Controller of SL Industries from 2004 until August 2010, during which time he was responsible for management of SL Industries’ corporate accounting, SEC reporting functions and Sarbanes-Oxley compliance. Prior to joining SL Industries, Mr. Belardi was a partner in his own management consulting firm that specialized in providing financial consulting to public corporations. Before entering consulting, he was promoted through several financial roles to the position of Vice President Finance and Administration at Aydin Corporation, now part of L-3 Communications. Mr. Belardi started his career as a CPA at Price Waterhouse and has an MBA in finance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC.

Based solely on its review of the copies of such reports furnished to us or written representations from certain reporting persons, the Company believes that, during Fiscal 2017, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individual, other than the inadvertent late filing by Steel Partners Holdings L.P. of one Form 4, reporting two transactions.

Code of Business Conduct and Ethics

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

Director Nominations

During Fiscal 2017, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Audit Committee

The Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the Audit Committee, the Board of Directors, outside auditors and management. The Board has adopted a written charter for the Audit Committee, a copy of which can be found by clicking on “Governance” under the Investor Relations tab on our website at www.moduslink.com. The contents of our website are not part of this Annual Report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. The Audit Committee currently consists of Jeffrey J. Fenton and Jeffrey S. Wald, each of whom is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Jeffrey S. Wald is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.— EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides details about the Company’s compensation practices for its Named Executive Officers (as defined below in the section entitled “Executive Compensation—Summary Compensation Table”). The information in this section should be read together with the tables and narratives that accompany the information presented.

The following executives are the Company’s Named Executive Officers for Fiscal 2017:

•	Mr. James R. Henderson, President and Chief Executive Officer; and

•	Mr. Louis J. Belardi, Executive Vice President, Chief Financial Officer and Secretary.

Executive Summary of Fiscal 2017 Compensation

Fiscal 2017 was a year of continued emphasis on improving operational efficiency and building upon the programs and strategic initiatives implemented in fiscal 2013 and thereafter to position us for the future. Among other things, we continued our multi-year transformation to streamline our company and create the capacity to invest in innovation and new markets for our business in addition to pursuing initiatives that will allow us to better allocate resources and prioritize investment dollars. Our compensation actions and decisions for Fiscal 2017 were selective. Accordingly, we took the following actions with respect to compensation of our executive officers in Fiscal 2017:

•	Base salaries for all of our Named Executive Officers were maintained at their fiscal 2016 levels when Fiscal 2017 compensation was determined.

•

As a result of the Compensation Committee’s ongoing review of our executive compensation programs, the Compensation Committee, in consultation with our full Board, worked with management to re-evaluate our annual cash incentive and equity incentive plans for potential changes in an effort to better align the plans with our business mission, strategy and goals for the Company. As a result of this review, the Compensation Committee reinstated broad based management incentive plans and made certain adjustments to the program metrics for our annual incentive plans.

•

Specifically, the Compensation Committee determined that all compensation under our FY2017 management incentive plan (the “2017 MIP”) would be subject to a performance threshold based on achieving a specified minimum level of adjusted EBITDA threshold (the “2017 Minimum Threshold”) before any awards would be made. Upon achievement of the 2017 Minimum Threshold, awards under the 2017 MIP to: (a) participants who were direct employees of the Company, were based 100% on a target minimum plan year adjusted EBITDA for the Company’s supply chain business (“Supply Chain”) and (b) to employees of the Company’s business units (“Business Units”), were measured based on the achievement of certain performance targets related to (i) Supply Chain adjusted EBITDA, (ii) operating income (as reported in the Company’s audited financial statements) of the each of the Business Units and (iii) the achievement of certain individual performance goals established for each Participant (the “Individual Performance Factor”). Each of the Business Unit metrics were calculated independently and determined after the 2017 Minimum Threshold was achieved. Awards under the 2017 MIP were subject to meeting performance results, audited financial results and the approval of our Chief Executive Officer. The Compensation Committee was responsible for approving awards to the Chief Executive Officer and his direct management reports.

•

In determining the 2017 Minimum Threshold and for the 2017 MIP, the Compensation Committee noted that the financial objectives, while feasible to meet, would be challenging to achieve and would require improved performance compared with prior year results. The Compensation Committee approved award targets under the 2017 MIP as a percentage of base salary. For Fiscal 2017, the Compensation Committee determined that the Company met its 2017 Minimum Threshold targets and the other goals under the 2017 MIP and, accordingly, executive officers who were eligible to participate in the 2017 MIP received bonus payouts at the target level of performance.

Executive Compensation Objectives

Our executive compensation program is designed to meet the following objectives:

•	Attract and retain executive officers who contribute to our success;

•	Align compensation with our short-term and long-term strategy and goals; and

•	Motivate and reward high levels of performance.

These objectives serve as guiding principles in our compensation program design, and collectively seek to link compensation to overall Company performance, which helps to ensure that the interests of our executives are aligned with the interests of our stockholders.

Our compensation philosophy generally is to set target total compensation (base salary, bonus and long term incentives) at the median for similarly situated individuals at companies we consider to be our peers and competitors for talented individuals and within the general industry and geography (as more fully described below under “Benchmarking”). We also consider the need to account for factors such as tenure, individual performance, and unique characteristics and criticality of the job to the Company, and, as a result, from time to time and for certain individuals, we will exceed or trail the median target.

Our Committee has not adopted any rigid policies or guidelines for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among different forms of cash compensation. However, the Compensation Committee is guided by the principle that a substantial portion of the total compensation for our executives should be comprised of performance-based incentives that link to the Company’s financial results.

In determining performance-based compensation, the Compensation Committee believes that the primary measure of the effectiveness of a performance-based compensation plan is whether compensation is being earned commensurate with performance and whether goals are set properly to reward desired performance. In years in which the Company did not meet its financial and operational goals, no amounts were earned under our variable cash compensation plans or performance-based equity programs. For Fiscal 2017, the Compensation Committee determined that we met the performance criteria relating to the financial goals underlying the 2017 MIP and, as a result, executive officers who were eligible to participate in the 2017 MIP received bonuses in accordance with the terms of the 2017 MIP.

Components of Executive Compensation

The principal components of compensation for our executive officers consist of base salary and may also include performance-based annual cash bonus or time based restricted stock or performance-based restricted stock, limited perquisites and other benefits. Each component is described in more detail below. The Compensation Committee engages a compensation consultant from time to time to assist us in determining these compensation levels and to review our executive compensation programs.

Base Salary

Base salary is the fixed component of an executive’s annual cash compensation and supports our compensation objectives to attract and retain talented executives and adequately compensate and reward them for services rendered during the fiscal year. Changes in base salary are typically considered based on an evaluation of individual performance during our annual performance review process. Assessment of individual performance includes achievements and performance of the applicable operating unit or function for which the executive is responsible. In addition, from time to time, adjustments are made to base salaries during the fiscal year in light of promotions, added responsibilities or in reaction to changes in the market for an individual possessing the skills and abilities required by our executives.

The Compensation Committee reviewed the base salaries of our Named Executive Officers and determined that no change in base salary would be made for any Named Executive Officers for Fiscal 2017. Accordingly, the Fiscal 2017 annual base salaries for Mr. Henderson and Mr. Belardi remained unchanged at $600,000 and $325,000, respectively.

Performance-Based Annual Cash Bonus

In most years, the Compensation Committee has established a Management Incentive Plan, or MIP, which provides cash incentives for our executives. The MIP supports our compensation objectives by focusing on annual financial and operating results and enabling our target total compensation to remain competitive within the marketplace for executive officers.

Target bonus awards are expressed as a percentage of the base salary paid to the executive officer during that plan year. Typically, the Compensation Committee has selected bonus amounts for the executive officers such that the target total cash compensation approximates the median of comparable positions at our peer companies or the general industry. For Fiscal 2017, the target bonuses for our Named Executive Officers were:

Executive Officer	Target as Percentage of Base Salary (%)
James R. Henderson	100
Louis J. Belardi	60

MIPs provide for cash payments to executive officers based on achievement of certain corporate financial objectives. Bonus payouts on the financial objectives could range from 0% to 200% of an individual’s target bonus depending on the Company’s actual performance versus the established performance goals.

For Fiscal 2017, the Compensation Committee determined that all compensation under the 2017 MIP would be subject to a performance threshold based on achieving the 2017 Minimum Threshold (a specified minimum level of adjusted EBITDA threshold) before any awards would be made. Upon achievement of the 2017 Minimum Threshold, awards under the 2017 MIP to (a) participants who were direct employees of the Company were be based 100% on a target minimum plan year adjusted EBITDA for the Supply Chain business and (b) to employees of Business Units were measured based on the achievement of certain performance targets related to (i) Supply Chain adjusted EBITDA, (ii) operating income (as reported in the Company’s audited financial statements) of the each of the Business Units and (iii) the achievement of certain Individual Performance Factors established for each Participant. Each of the Business Unit metrics were calculated independently and determined after the 2017 Minimum Threshold was achieved. Awards under the 2017 MIP were subject to meeting performance results, audited financial results and the approval of our Chief Executive Officer. The Compensation Committee was responsible for approving awards to the Chief Executive Officer and his direct management reports.

The Compensation Committee approved award targets under the 2017 MIP as a percentage of base salary. Under the 2017 MIP, the award target for Mr. Henderson was 100% of base salary and the Award target for Mr. Belardi was 60% of base salary. Based on the achievement of the objectives set forth in the 2017 MIP, the maximum percentage of base salary that could have been earned by participants ranges from 5% to 200% of base salary. No Awards would have been made under the MIP if the Minimum Threshold was not achieved.

For Fiscal 2017, the Compensation Committee determined that the Company met its 2017 Minimum Threshold targets and the other goals under the 2017 MIP and, accordingly, executive officers who were eligible to participate in the 2017 MIP received bonus payouts at the target level of performance.

Equity Grants

Compensation in the form of equity grants, including stock options, performance-based stock options, time-based restricted stock and performance-based restricted stock have been a key component of our executives’ compensation in the past. Over the past two years however, our emphasis on equity grants has declined. No equity awards were granted to Named Executive Officers in Fiscal 2017 as our compensation objectives for Fiscal 2017 emphasized base pay and cash incentives.

Stock Options

Our equity program for executive officers has periodically utilized stock options, with the size and value of awards based on the executive’s position and market compensation data. In Fiscal 2017, we did not award any stock options to our Named Executive Officers.

Performance-Based Stock Options

Our equity program has periodically utilized performance-based stock options as an additional incentive for our executive officers to increase stockholder value. In Fiscal 2017, we did not award any performance-based stock options to our Named Executive Officers.

Performance-Based Restricted Stock

From time to time the Company’s equity program may grant performance-based restricted stock, pursuant to which executive officers are granted a predetermined number of shares or value of restricted stock in the event that the Company achieves a certain level of financial performance. As the Compensation Committee deems appropriate, performance-based restricted stock will be awarded to align the interests of our executive officers with the interests of investors, rewarding executives for enhancing our stock valuation and serves as a retention vehicle. We did not establish a plan for performance-based restricted stock grants for Fiscal 2017 or grant any performance-based restricted stock in Fiscal 2017.

Restricted Shares

The Compensation Committee may, from time to time, award shares of restricted stock to executive officers at commencement of employment or in recognition of a promotion, added responsibilities, exemplary performance, to address market factors or to serve as a means to retain and motivate management. During Fiscal 2017, no time-based restricted stock was awarded.

Perquisites and other benefits

The Compensation Committee believes that the perquisites provided to our executive officers are reasonable and modest compared to the general market. To the extent we offer any perquisites, we do so in order to be competitive with the market. Our Named Executive Officers received no executive perquisites in Fiscal 2017, but they do receive other benefits that are available to all benefit eligible employees, including a 401(k) matching benefit.

From time to time, we have awarded discretionary cash or equity bonuses based on, for example, exemplary performance or the assumption of additional responsibilities. None of our Named Executive Officers was awarded a discretionary cash bonus in Fiscal 2017.

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

Benchmarking

The Compensation Committee reviews executive compensation relative to marketplace norms on a regular basis and historically has followed a practice of refreshing this data every few years. The Compensation Committee last conducted a comprehensive review of executive compensation working with the Hay Group in fiscal 2015. The Hay Group was again consulted in fiscal 2016 in connection with preliminary plan design. The Hay Group was not consulted in Fiscal 2017.

With input from the Compensation Committee, the Hay Group recommended a list of comparable companies for compensation comparisons based primarily on the following pre-defined selection criteria:

(i)	Peer Company Size – Sizing factors included revenue, profitability, market capitalization and number of employees, with a greater emphasis on revenue as a correlation to pay levels;

(ii)	Comparable Industry – Companies that operate in the logistics, software and e-commerce/IT transactions services area;

(iii)	Business Model – Supply chain management companies more likely to serve enterprise-level customers and operate in lower margin businesses; and

(iv)	Executive Talent Sources – Companies with whom we compete for executive talent.

In early fiscal 2015, the Compensation Committee worked with the Hay Group to refine our peer group for purposes of assessing our executive compensation. Historically, we identified potential peers using a rules-based process that considered industry, size with respect to revenues, employees, assets, financial and operating characteristics, including operating leverage and EBITDA margin, as well as customer base and end markets served. Our peer group was developed by considering companies identified during such process, and reflected the Company’s evolution to a supply chain management services model.

Given the relatively small number of similar-sized companies operating in our industry, the Hay Group considered a revenue range slightly outside its standard 50%—200% parameter in an effort to balance the size and scope of the Company’s business within the peer group. As a result of this review, the Compensation Committee removed four companies from the fiscal 2014 peer group either because the company had recently been acquired (Brightpoint, Inc., GSI Commerce, Inc. and Pacer International, Inc.) or because the former peer’s size was sufficiently different from that of the Company that they should no longer be considered a peer for compensation comparison purposes (Hub Group, Inc.), and added seven companies (CSG System International, Inc., Echo Global Logistics, Inc., ePlus, Inc., Neustar, Inc., Park-Ohio Holdings Corp., Radiant Logistics, Inc. and Virtusa Corp.) to our peer group. Accordingly, effective as of September 2015, the Company’s peer group consisted of the following 15 companies (the “2015 Peer Group”);

•	CIBER, Inc.;

•	Computer Task Group, Inc.;

•	CSG Systems international, Inc.;

•	CTS Corporation;

•	Digital River, Inc.;

•	Echo Global Logistics, Inc.;

•	ePlus, Inc.;

•	Forward Air Corporation;

•	Neustar, Inc.;

•	Park-Ohio Holdings Corp.;

•	Radiant Logistics, Inc.;

•	PC Connection, Inc.;

•	PFSweb, Inc.;

•	ScanSource, Inc.; and

•	Virtusa Corp.

To supplement our proxy peer group data, the Hay Group also provided the Compensation Committee with market survey data from its 2014 General Industry Executive Compensation Report. Only revenue size appropriate cuts of data were used. The Compensation Committee generally considered the market survey data as a broader industry reference to the peer group data.

In fiscal 2016 the compensation of Mr. Henderson, our President and Chief Executive Officer, and Mr. Belardi, our Executive Vice President, Chief Financial Officer and Secretary, were determined based on competitive market practice and supported by survey data previously provided by the Hay Group. Survey data focused on total cash compensation at the 50th percentile of the market. On a total pay basis, compensation for Mr. Henderson and Mr. Belardi are at or below the reported market median.

President and Chief Executive Officer Compensation Decisions

In connection with the appointment of Mr. Henderson as President and Chief Executive Officer of ModusLink Corporation in March 2016 and of the Company in June 2016, the Board, as noted above, relied on competitive market practice to determine Mr. Henderson’s compensation. Mr. Henderson’s offer letter (the “Henderson Offer Letter”) specifies an annual salary of $600,000 paid bi-weekly and an annual cash bonus of up to 100% of base salary subject to attainment of short term objectives to be mutually agreed upon. The Compensation Committee did not make any adjustments to Mr. Henderson’s salary for Fiscal 2017 and accordingly, his annual base salary remained at $600,000. Mr. Henderson received a bonus of $720,000 for Fiscal 2017 under the 2017 MIP.

Input from Management

During Fiscal 2017, our Senior Vice President, Chief Human Resources Officer provided information and recommendations regarding our executive compensation program to our Compensation Committee. In addition, in determining the performance criteria and compensation of our executive officers, the Compensation Committee generally takes into account the recommendations of our President and Chief Executive Officer (except as they relate to his own compensation). Typically, our President and Chief Executive Officer will make these recommendations based on his assessment of each executive officer’s individual performance as well as his knowledge of each executive officer’s job responsibilities, seniority, expected contributions, and his understanding of the competitive market for such executives. Our President and Chief Executive Officer may also attend meetings of the Compensation Committee at which executive compensation matters are addressed, except with respect to discussions involving his own compensation. All decisions with respect to the President and Chief Executive Officer’s compensation are made by the Compensation Committee, all of whom are independent members of the Board.

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

COMPENSATION COMMITTEE REPORT

The Human Resources and Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

HUMAN RESOURCES AND

COMPENSATION COMMITTEE

Jeffrey J. Fenton, Chair

Philip E. Lengyel

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

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the Fiscal 2017, fiscal 2016 and fiscal 2015 compensation of: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer or principal financial officer for the calendar year August 1, 2016 through July 31, 2017; (ii) the Company’s three most highly compensated executive officers, other than the principal executive officer or principal financial officer, who were serving as executive officers at the end of the calendar year from August 1, 2016 through July 31, 2017; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the calendar year ended July 31, 2017. Collectively, we refer to all of these individuals as the “Named Executive Officers.”

Name and Principal Position*	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(2)	Total ($)
James B. Henderson	2017	600,000	—		—	—	720,000	7,999	1,327,999
President and Chief	2016	205,385	—		—	—	—	—	205,385
Executive Officer	2015	*	*		*	*	*	*	*

Louis J. Belardi	2017	325,000	—		—	—	234,000	—	559,000
Executive Vice	2016	31,250	50,000	(3)	—	—	—	—	81,250
President, Chief Financial Officer and Secretary	2015	*	*		*	*	*	*	*

*	On March 23, 2016, the Board appointed James R. Henderson to serve as the Chief Executive Officer ModusLink Corporation, the Company’s principal operating subsidiary; and on June 17, 2016, the Board appointed Mr. Henderson to serve as the Company’s President and Chief Executive Officer. Mr. Henderson replaced John J. Boucher, whose employment with the Company ended March 23, 2016. On June 17, 2016, the Board appointed Louis J. Belardi to serve as the Company’s Executive Vice President, Chief Financial Officer and Secretary effective June 27, 2016. Mr. Belardi replaced Joseph B. Sherk, who, until June 27, 2016, acted as the Company’s Principal Financial Officer, Principal Accounting Officer and Corporate Controller pursuant to the Management Services Agreement, as amended, with SP Corporate then Steel Services Ltd (fka SPH Services, Inc.). Warren G. Lichtenstein, the Chairman of our Board, served as the Company’s interim CEO from March 28, 2016, to June 17, 2016. On June 17, 2016, the Board appointed Mr. Lichtenstein as Executive Chairman. Mr. Lichtenstein was not separately compensated for serving as interim Chief Executive Officer or for serving as Executive Chairman. Mr. Lichtenstein’s compensation is set forth on the Director Compensation Table.

(1)	Represents amounts earned under the Company’s Fiscal 2017 Management Incentive Plan. The Company did not establish a Management Incentive Plan in fiscal 2016.
(2)	Amounts set forth in this column represent employer 401(k) plan matching cash contributions.
(3)	Represents a signing bonus paid to Mr. Belardi in connection with commencing employment with the Company.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.

The compensation paid to the above named Named Executive Officers during the fiscal years ended July 31, 2016 and 2017 included salaries, bonuses and perquisites as more fully described in the notes to the Summary Compensation Table. As noted in the Summary Compensation Table, Mr. Henderson received contributions to his 401(k) plan under our matching contribution program in Fiscal 2017. Salary and bonuses accounted for 99.4% of Mr. Henderson’s total compensation for Fiscal 2017 and salary accounted for 100% of his total compensation for fiscal 2016. Salary and bonuses accounted for 100% of Mr. Belardi’s total compensation for Fiscal 2017 and fiscal 2016. The Named Executive Officers did not receive any compensation from the Company in fiscal 2015.

There were no grants of plan-based awards to the Named Executive Officers in Fiscal 2017, no outstanding equity awards for the Named Executive Officers as of the end of Fiscal 2017, and no exercises of stock options or vesting of stock awards for the Named Executive Officers during Fiscal 2017.

Employment Arrangements of Named Executive Officers

We do not have agreements with any of the Named Executive Officers which guarantee employment for a set term and, accordingly, all of the Named Executive Officers are employees at will.

James R. Henderson

James R. Henderson was appointed the President and Chief Executive Officer of the Company on June 17, 2016, and appointed the Chief Executive Officer ModusLink Corporation, the Company’s principal operating subsidiary on March 23, 2016. In connection therewith, the Company and Mr. Henderson executed an employment offer letter dated April 13, 2016, which provides for the employment of Mr. Henderson at an annualized base salary of $600,000. Mr. Henderson is also eligible for an annual cash bonus, with a target equal to 100% of his base salary.

Louis J. Belardi

Louis J. Belardi was appointed Executive Vice President, Chief Financial Officer and Secretary of the Company effective June 27, 2016. In connection therewith, the Company and Mr. Belardi executed an employment offer letter effective June 27, 2016, which provides for the employment of Mr. Belardi at an annualized base salary of $325,000. Mr. Belardi is also eligible for an annual cash bonus with a target equal to 60% of his base salary. Mr. Belardi’s employment offer letter specified a $50,000 signing bonus payable after 30 days service. The bonus was paid.

Potential Payments Upon Termination or Change-in-Control

James R. Henderson

On October 4, 2017, the Compensation Committee approved a one-time grant of 609,137 restricted stock units (“RSUs”) to Mr. Henderson (the “Henderson Grant”). The Henderson Grant was made under the Company’s 2010 Incentive Award Plan (the “2010 Plan”) and pursuant to a Restricted Stock Unit Agreement (the “RSU Agreement”). The RSUs granted pursuant to the Henderson Grant vest and become non-forfeitable on the earlier of: (i) the first anniversary of the grant date, subject to the recipient’s continued employment or services through the first anniversary date; (ii) the recipient’s “involuntary separation from service” (within the meaning of Treasury Regulation Section 1.409A-1(n)) with the Company other than for Cause (as defined in the 2010 Plan) and whether or not a Change in Control (as defined in the 2010 Plan) has occurred; (iii) the recipient’s “separation from service” (within the meaning of Treasury Regulation Section 1.409A-1(h)) for “Good Reason” (as defined in Section 2(c) of the RSU Agreement) with the Company and whether or not a Change in Control has occurred; (iv) the recipient’s separation from service due to a disability (within the meaning of Treasury Regulation Section 1.409A-3(i)(4); or (v) the recipient’s death.

As the Henderson Grant was not awarded prior to the end of Fiscal 2017, Mr. Henderson was not party to any agreement that provides for payments or benefits in the event of termination of employment during Fiscal 2017. If the Henderson Grant were to vest upon a qualifying termination of service, the RSUs granted pursuant to the Henderson Grant would have a value of approximately $1,023,350 based on the closing price of $1.68 per share for the Company’s common stock on July 31, 2017, the last day of Fiscal 2017.

Louis J. Belardi

On October 4, 2017, the Compensation Committee approved a one-time grant of 329,949 RSUs to Mr. Belardi (the “Belardi Grant”). The Belardi Grant was made under the 2010 Plan and pursuant to an RSU Agreement. The RSUs granted pursuant to the Belardi Grant vest and become non-forfeitable on the earlier of: (i) the first anniversary of the grant date, subject to the recipient’s continued employment or services through the first anniversary date; (ii) the recipient’s “involuntary separation from service” (within the meaning of Treasury Regulation Section 1.409A-1(n)) with the Company other than for Cause (as defined in the 2010 Plan) and whether or not a Change in Control (as defined in the 2010 Plan) has occurred; (iii) the recipient’s “separation from service” (within the meaning of Treasury Regulation Section 1.409A-1(h)) for “Good Reason” (as defined in Section 2(c) of the RSU Agreement) with the Company and whether or not a Change in Control has occurred; (iv) the recipient’s separation from service due to a disability (within the meaning of Treasury Regulation Section 1.409A-3(i)(4); or (v) the recipient’s death.

As the Belardi Grant was not awarded prior to the end of Fiscal 2017, Mr. Belardi was not party to any agreement that provides for payments or benefits in the event of termination of employment during Fiscal 2017. If the Belardi Grant were to vest upon a qualifying termination of service, the RSUs granted pursuant to the Belardi Grant would have a value of approximately $554,314 based on the closing price of $1.68 per share for the Company’s common stock on July 31, 2017, the last day of Fiscal 2017.

Director Compensation

The table below sets forth certain information concerning our Fiscal 2017 compensation of our Directors.

DIRECTOR COMPENSATION FOR FISCAL 2017

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Anthony Bergamo(4)	—	$79,999	—	$79,999
Jeffrey J. Fenton(5)	—	$79,999	—	$79,999
Glen M. Kassan(6)	—	$79,999	—	$79,999
Philip E. Lengyel(7)	—	$79,999	—	$79,999
Warren G. Lichtenstein(8)	—	$79,999	—	$79,999
Jeffrey S. Wald(9)	—	$79,999	—	$79,999

(1)	Payment of cash fees was temporarily suspended by the Board between May 2016 and August 2017.
(2)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during Fiscal 2017.
(3)	Each director received an award of 49,382 shares of restricted stock on January 3, 2017. Restricted stock awards are subject to a restriction on transfer, which lapse on the first anniversary of the date of grant.
(4)	As of July 31, 2017, Mr. Bergamo held 49,382 shares of restricted stock and no vested or unvested options to purchase shares of our Common Stock.
(5)	As of July 31, 2017, Mr. Fenton 49,382 shares of restricted stock and no vested or unvested options to purchase shares of our Common Stock.

(6)	As of July 31, 2017, Mr. Kassan held 49,382 shares of restricted stock and no vested or unvested options to purchase shares of our Common Stock.
(7)	As of July 31, 2017, Mr. Lengyel held 49,382 shares of restricted stock and no vested or unvested options to purchase shares of our Common Stock.
(8)	As of July 31, 2017, Mr. Lichtenstein held 49,382 shares of restricted stock and no vested or unvested options to purchase shares of our Common Stock.
(9)	As of July 31, 2017, Mr. Wald held 49,382 shares of restricted stock and no vested or unvested options to purchase shares of our Common Stock.

Members of the Board receive a combination of cash compensation and equity in the form of restricted stock awards, provided they are eligible under the applicable plan. In addition, all of the Directors of the Company receive reimbursement of expenses incurred with respect to attendance at meetings of the Board and meetings of committees thereof, which is not included in the above table.

The Fourth Amended and Restated Director Compensation Plan, adopted December 20, 2015 (the “Director Compensation Plan”), governs cash and equity compensation to eligible Directors. All Directors are eligible to participate in the Director Compensation Plan other than any Director who (i) is an employee of the Company or any of its subsidiaries or affiliates or (ii) unless otherwise determined by the Board, is an affiliate, employee, representative or designee of an institutional or corporate investor in the Company (an “Affiliated Director”).

Under the Director Compensation Plan, each participating Director who serves as a Director during any fiscal quarter receives a payment for such quarter of $12,500, with a pro rata fee applicable to service for less than a whole quarter; provided, however, that any Director who serves as the non-executive Chairman of the Board during any fiscal quarter receives a payment for such quarter of $28,750 instead of $12,500, with a pro rata fee applicable to service for less than a whole quarter. Each participating Director who serves as the chairperson of a committee of the Board during any fiscal quarter receives a payment of $1,250; provided, however, that the chairperson of the Audit Committee during any fiscal quarter receives a payment of $2,500, in each such case with a pro rata fee applicable to service for less than a whole quarter. Each participating Director who attends a telephonic meeting of the Board or a committee thereof receives a meeting fee of $500. Each participating Director who attends a meeting of the Board or a committee thereof, where a majority of the Directors attend such meeting in person, receives a meeting fee of $1,000. Payment of these fees was temporarily suspended by the Board between May 2016 and August 2017.

In addition, the Director Compensation Plan provides that each Director, other than an Affiliated Director, will receive a restricted stock award for shares of Common Stock with a fair market value equal to $100,000 on the first business day of the calendar year provided that such Director is serving as a Director on such date. These annual restricted stock awards vest on the first anniversary of the date of grant, provided that the Director remains a director of the Company on the vesting date. Notwithstanding the foregoing, if a Director ceases to be a director due to (i) removal without cause, (ii) resignation upon request of a majority of the Board, other than for reasons the Board determines to be cause, (iii) the failure to be re-elected to the Board either because the Company fails to nominate the Director for re-election or the Director fails to receive sufficient stockholder votes, then, on the day the Director ceases to be a Director, 25% of the annual restricted stock award vests for each full calendar quarter that the Director has served as a Director from and after the award date. Notwithstanding the foregoing, the Board reduced the size of the Fiscal 2017 annual restricted stock award to that number of shares of Common Stock having a fair market value equal to $80,000 on the first business day of the 2017 calendar year.

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

Compensation Committee Interlocks and Insider Participation

The Directors who served as members of the Compensation Committee during Fiscal 2017 were Anthony Bergamo, Jeffrey J. Fenton and Philip E. Lengyel. No member of the Compensation Committee was an officer or employee of the Company while serving on the Compensation Committee in Fiscal 2017. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board or the Compensation Committee during Fiscal 2017.

ITEM 12.— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of November 14, 2017, with respect to the beneficial ownership of shares of Common Stock by: (i) 5% stockholders; (ii) the members of the Board of the Company, (iii) the Named Executive Officers (as defined under “Summary Compensation Table”); and (iv) all current executive officers and members of the Board of the Company, as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	Percent of Class(2)
5% Stockholders
Steel Partners Holdings L.P. (3)	20,538,897	35.62%

Directors and Nominees
Jeffrey J. Fenton (4)	192,211	*
Glen M. Kassan (5)	146,455	*
Philip E. Lengyel (6)	95,644	*
Warren G. Lichtenstein (7)	209,737	*
Jeffrey S. Wald (8)	164,700	*

Named Executive Officers**
James R. Henderson	0	*
Louis J. Belardi	0	*
All current executive officers and directors, as a group (7 persons)(9)	808,747	1.36%

*	Less than 1%

**	On March 23, 2016, Board appointed James R. Henderson to serve as the Chief Executive Officer of ModusLink Corporation, the Company’s principal operating subsidiary; and on June 17, 2016, the Board appointed Mr. Henderson to serve as the Company’s President and Chief Executive Officer. Mr. Henderson replaced John J. Boucher, whose employment with the Company ended March 23, 2016. On June 17, 2016, the Board appointed Louis J. Belardi to serve as the Company’s Executive Vice President, Chief Financial Officer and Secretary effective June 27, 2016. Mr. Belardi replaced Joseph B. Sherk, who, until June 27, 2016, acted as the Company’s Principal Financial Officer, Principal Accounting Officer and Corporate Controller pursuant to the Management Services Agreement, as amended, with SP Corporate then SPH Services, Inc. Warren G. Lichtenstein, the Chairman of our Board, served as the Company’s interim CEO from March 28, 2016, to June 17, 2016. On June 17, 2016, the Board appointed Mr. Lichtenstein as Executive Chairman.

(1)

For purposes of this table, beneficial ownership is determined by rules promulgated by the Securities and Exchange Commission (the “SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after

November 14, 2017, through the exercise of any stock option or other right (“Presently Exercisable Options”). The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The Company believes that each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of Common Stock listed as owned by such person or entity unless noted otherwise. Unless otherwise indicated, the address of each person listed in the table is c/o ModusLink Global Solutions, Inc., 1601 Trapelo Road, Suite 170, Waltham, MA 02451.

(2)	Number of shares deemed outstanding includes 55,557,326 shares of Common Stock as of November 14, 2017, plus any shares subject to Presently Exercisable Options held by the person in question or, in the case of Steel Partners Holdings L.P. (“Steel Holdings”), the number of presently exercisable Warrants.

(3)	Based on information provided in the Schedule 13D filed by Handy & Harman, Ltd. (“HNH”), BNS Holdings, Inc. (“BNS”), Steel Partners, Ltd. (“SPL”), Steel Holdings, SPH Group LLC (“SPHG”), SPH Group Holdings LLC (“SPHG Holdings”), Steel Partners LLC (“Partners LLC”), and Warren G. Lichtenstein with the SEC on October 14, 2011 and all amendments thereto, including that certain Amendment No. 21 to Schedule 13D filed by HNH, WHX CS Corp. (“WHX CS”), SPL, Steel Holdings, SPHG, SPHG Holdings, Steel Partners Holdings GP Inc. (“Steel Holdings GP”), Mr. Lichtenstein, and Glen M. Kassan on December 22, 2016; a Form 4 filed by Steel Holdings, SPHG, SPHG Holdings and Steel Holdings GP on January 30, 2017; a Form 4 filed by Mr. Lichtenstein on January 4, 2017; and a Form 4 filed by Mr. Kassan on January 4, 2017. The principal business address of HNH and WHX CS is 1133 Westchester Avenue, Suite N222, White Plains, NY 10604. The principal business address of SPL, Steel Holdings, SPHG, SPHG Holdings and Partners LLC is 590 Madison Avenue, 32nd Floor, New York, NY 10022.

•

SPL owns 60,000 shares of Common Stock. Mr. Lichtenstein is the Chief Executive Officer and stockholder of SPL. Accordingly, Mr. Lichtenstein may be deemed to have shared investment and voting power with respect to such shares of Common Stock held indirectly by him. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by SPL except to the extent of his pecuniary interest therein.

•

SPHG Holdings owns 2,245,990 shares of Common Stock. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing manager of SPHG and the manager of SPHG Holdings. Accordingly, by virtue the relationships discussed above, each of Steel Holdings, SPHG, and Steel Holdings GP may be deemed to beneficially own the shares of Common Stock owned directly by SPHG Holdings. Each of SPHG, Steel Holdings, and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by SPHG Holdings except to the extent of his or its pecuniary interest therein. SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP have shared dispositive and voting power with respect to the 2,245,990 shares owned by SPHG Holdings.

•

HNH owns 2,496,545 shares of Common Stock. SPHG Holdings owns approximately 66% of the outstanding shares of Common Stock of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing manager of SPHG and the manager of SPHG Holdings Accordingly, each of SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP could be deemed to beneficially own the shares of Common Stock owned directly by HNH. Each of SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by HNH. HNH, SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP have shared dispositive and voting power with respect to the 2,496,545 shares owned by HNH.

•

WHX CS owns 5,940,170 shares of Common Stock. HNH owns 100% of the outstanding shares of Common Stock of WHX CS, and SPHG Holdings owns approximately 66% of the outstanding shares of Common Stock of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing manager of SPHG and the manager of SPHG Holdings. Accordingly, by virtue of the relationships described above, each of HNH, SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP could be deemed to beneficially own the shares of Common Stock owned directly by WHX CS. Each of HNH, SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by WHX CS. WHX CS, HNH, SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP have shared dispositive and voting power with respect to the 5,940,170 shares owned by WHX CS.

•

Steel Holdings directly owns 7,500,000 shares of Common Stock and has the right acquire up to 2,000,000 shares of Common Stock pursuant to currently exercisable warrants issued by the Company to Steel Holdings. Steel Holdings GP may be deemed to beneficially own the shares, including the shares underlying the warrants, owned directly by Steel Holdings.

•

Mr. Lichtenstein beneficially owns 100,355 shares of Common Stock and Mr. Kassan beneficially owns 97,073 shares of Common Stock, which were awarded to them in their capacity as directors of the Company. As described above Mr. Lichtenstein may also be deemed to have shared investment and voting power with respect to 60,000 shares owned by SPL, and Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by SPL except to the extent of his pecuniary interest therein.

•	Mr. Lichtenstein and Mr. Kassan each hold 49,382 shares of restricted stock that vest on January 3, 2018.

(4)	Consists of 192,211 shares owned directly by Mr. Fenton, including 49,382 shares of restricted stock that vest on January 3, 2018.

(5)	Consists of 146,455 shares of Common Stock owned directly by Mr. Kassan, including 49,382 shares of restricted stock that vest on January 3, 2018. Mr. Kassan is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Kassan disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.

(6)	Consists of 95,644 shares owned directly by Mr. Lengyel, including 49,382 shares of restricted stock that vest on January 3, 2018.

(7)	Includes 149,737 shares of Common Stock owned directly by Mr. Lichtenstein, including 49,382 shares of restricted stock that vest on January 3, 2018, and 60,000 shares of Common Stock owned directly by SPL. Mr. Lichtenstein is the Chief Executive Officer and sole director of SPL. Accordingly, by virtue of the Mr. Lichtenstein’s relationship with SPL, Mr. Lichtenstein may be deemed to beneficially own the shares of Common Stock of the Company owned directly by SPL. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by SPL except to the extent of his pecuniary interest therein. Mr. Lichtenstein is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.

(8)	Consists of 164,700 shares owned directly by Mr. Wald, including 49,382 shares of restricted stock that vest on January 3, 2018.

(9)	Includes 246,910 shares of restricted stock that vest on January 3, 2018.

Equity Compensation Plan Information as of July 31, 2017

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	838,734	$2.73	5,299,305	(1)
Equity compensation plans not approved by security holders(2)	30,250	$6.58	—

Total	868,984	$9.31	5,299,305

(1)	Includes approximately 136,400 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

(2)	In March 2002, the Board of Directors adopted the 2002 Non-officer Employee Stock Incentive Plan (the “2002 Plan”), which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company’s or its subsidiaries’ employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

ITEM 13.— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Management by Affiliates of Steel Holdings

As of November 14, 2017, Steel Holdings and its affiliates beneficially owned 20,538,897 shares of the Company’s Common Stock, representing approximately 35.62% of our outstanding shares of Common Stock. The power to vote and dispose of the securities held by Steel Holdings and its affiliates is controlled by Steel Holdings GP. Warren G. Lichtenstein, the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP. Prior to his passing, Mr. Bergamo was a director of Steel Holdings and of the Company and also served as Chairman of the Audit Committee.

Management Services Agreement

On December 31, 2014, we entered into a Management Services Agreement with SP Corporate Services LLC (“SP Corporate”), an indirect wholly owned subsidiary of Steel Holdings, effective as of January 1, 2015 (as amended, the “Management Services Agreement”).

The Management Services Agreement had an initial term of six months. On June 30, 2015, we entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015, and provided for automatic renewal for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of certain termination fees to SP Corporate. On March 10, 2016, we entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”), the parent of SP Corporate and an affiliate of SPHG Holdings, pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the Amendment. Also on March 10, 2016, we entered into a Transfer Agreement with SPH Services pursuant to which we agreed to the transfer to the Company of certain individuals who provide corporate services to the Company. SP Corporate and Partners LLC merged with and into SPH Services, with SPH Services surviving. SPH Services has since changed its name to Steel Services Ltd. (“Steel Services”).

Warren Lichtenstein, our Executive Chairman of the Board, is affiliated with Steel Holdings, and was the Chief Executive Officer of SP Corporate and is now the Chief Executive Officer of Steel Services. In addition, Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings. Joseph B. Sherk, who had previously served as our Principal Financial Officer, Principal Accounting Officer and Corporate Controller, became an employee of SP Corporate on January 1, 2015, and he served as Principal Financial Officer and Chief Accounting Officer of SP Corporate. Under the Management Services Agreement, SP Corporate furnished the services of Mr. Sherk to the Company, and Mr. Sherk served as the Company’s Principal Financial Officer, Principal Accounting Officer and Corporate Controller under the Management Services Agreement from January 1, 2015 until June 27, 2016. Mr. Sherk was rehired by the Company on March 16, 2017 to serve as Vice President, Treasury and Tax, but is no longer considered a Named Executive Officer. Additionally, Steel Services furnishes us with personnel to perform additional services, which include, without limitation:

•	Services related to corporate treasury functions and financing matters;

•	Support of M&A functions;

•

Legal services, including but not limited to advising the Company on risk management, governance and compliance generally, assisting with public company reporting requirements, advising on investigations and litigation, and advising on major business transactions.

The Management Services Agreement was approved by the Related Party Transactions Committee, a special committee of the Board comprised entirely of independent directors having no affiliation with SP Corporate or its affiliates. Performance of services under the Management Services Agreement by Steel Services and its personnel are now subject to the oversight of the Audit Committee, and the authority of Steel Services and its personnel to incur any obligation or enter into any transaction is subject to the prior approval of the Audit Committee or a prior written delegation of authority of the Audit Committee delivered to Steel Services. In connection with entry into the Management Services Agreement, eight employees (including Mr. Sherk) of the Company were transferred to SP Corporate, at which time SP Corporate assumed the majority of costs associated with compensating those employees and providing applicable benefits. The services that such persons provide to the Company are provided on a non-exclusive basis. However, pursuant to the terms of the Management Services Agreement, all such persons are required to devote such time and effort as is reasonably necessary to fulfill the statutory and fiduciary duties applicable to them in performing such services.

A third amendment to the Management Services Agreement, effective September 1, 2017 (the “Third Amendment”), reduced the fixed monthly fee paid by the Company to Steel Services under the Management Services Agreement from $175,000 per month to $95,641 per month. The monthly fee is subject to review and adjustment by agreement between the Company and Steel Services for periods commencing in fiscal 2016 and beyond. Additionally, we may be required to reimburse Steel Services and its affiliates for all reasonable and necessary business expenses incurred on our behalf in connection with the performance of the services under the Management Services Agreement, including travel expenses.

The Management Services Agreement provides that, under certain circumstances, we may be required to indemnify and hold harmless Steel Services and its affiliates and employees from any claims or liabilities by a third party in connection with activities or the rendering of services under the Management Services Agreement.

Our Related Party Transactions Committee approved the entry into the Management Services Agreement, the first two amendments to the Management Services Agreement and the Transfer Agreement. The Audit Committee approved the Third Amendment. The Related Party Transactions Committee concluded that by consolidating back office functions and corporate overhead between SP Corporate (now Steel Services) and the Company, the Company likely would achieve cost savings over time. In negotiating and approving the Management Services Agreement, the Related Party Transactions Committee, consisting of Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald, each of whom is an independent director as defined by the rules of Nasdaq, considered, among other things, issues such as the scope of the services to be provided by SP Corporate and SPH Services to the Company, the pricing of the arrangement under the Management Services Agreement, and the limits of authority for the outsourced personnel.

The Audit Committee currently consists of Jeffrey J. Fenton and Jeffrey S. Wald, each of whom is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Mr. Bergamo, prior to his passing, served as Chairman of the Audit Committee.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee reviews all related party transactions on an ongoing basis and all such transactions must be approved or ratified by the Audit Committee. On October 11, 2016, the Board adopted a Related Person Transaction Policy that is administered by the Audit Committee and applies to all related party transactions. The Related Person Transaction Policy was adopted in part to address Auditing Standard No. 18 (Related Parties). The responsibility to review, approve and ratify related party transactions was previously held by the Related Party Transactions Committee from November 20, 2014, until October 11, 2016.

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

During the period between the August 1, 2016 and October 11, 2016, the Related Party Transactions Committee was responsible to review, approve and ratify related-party transactions. The Related Party Transactions Committee reviewed the material facts of any related-party transaction and either approves or disapproves of the entry into the transaction. In the course of reviewing the related-party transaction, the Related Party Transactions Committee considered whether (i) the transaction was fair and reasonable to the Company, (ii) under all of the circumstances the transaction was in, or not inconsistent with, the Company’s best interests, and (iii) the transaction will be on terms no less favorable to the Company than could have been obtained in an arms’ length transaction with an unrelated third party. If advance approval of a related-party transaction was not feasible, then the transaction was considered and, if the Related Transactions Party Committee determined it to be appropriate, it was then ratified by the Related Party Transactions Committee. No director participated in the approval of a transaction for which he or she is a related party. When a related-party transaction was ongoing, any amendments or changes are reviewed and the transaction was reviewed annually for reasonableness and fairness to the Company.

Beginning October 11, 2016, under the Related Person Transaction Policy, the Audit Committee reviews the material facts of any related-party transaction and either approves or disapproves of the entry into the transaction or ratification of the transaction. In the course of reviewing the related-party transaction, the Audit Committee considers (i) the nature of the related person’s interest in the related person transaction; the approximate dollar value of the amount involved in the related person transaction; (ii) the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss; (iii) whether the transaction was or will be undertaken in the ordinary course of business of the Company; (iv) whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party; (v) the business purpose of, and the potential benefits to the Company of, the transaction; (vi) in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, stockholder or executive officer, the impact of the transaction on a director’s independence; (vii) the availability of other sources for comparable products or services; (viii) whether it is a single transaction or a series of ongoing, related transactions; (ix) whether entering into the transaction would be consistent with the Company’s Code of Business Conduct and Ethics; and (x) any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction. If advance approval of a related-party transaction is not feasible, then the transaction is considered and, if the Audit Committee determines it to be appropriate, it is then ratified by the Audit Committee. No director may participate in the approval of a transaction for which he or she is a related party. When a related-party transaction is ongoing, any amendments or changes are reviewed in accordance with the previous approval granted by the Audit Committee.

Independence of Members of the Board

The Board has determined that each of Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald, constituting a majority of the Directors of the Company, satisfies the criteria for being an “independent director” under the standards of Nasdaq and has no material relationship with the Company other than by virtue of his service on the Board. A full list of directors is set forth above under “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Information Concerning the Directors.”

The Audit Committee currently consists of Jeffrey J. Fenton and Jeffrey S. Wald, each of whom is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Compensation Committee currently consists of Jeffrey J. Fenton (Chair) and Philip E. Lengyel, each of whom is an independent director as determined in accordance with the Compensation Committee charter and applicable Nasdaq rules. The Governance Committee currently consists of Philip E. Lengyel and Jeffrey S. Wald, each of whom is independent as defined in applicable Nasdaq listing standards.

Prior to his passing, Mr. Bergamo served as Chairman of the Audit Committee and member of the Compensation Committee and Governance Committee. Mr. Bergamo was independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

ITEM 14.— PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services and other services rendered by the Company’s independent registered public accountants for the fiscal years ended July 31, 2017 and 2016:

Fee Category	Fiscal 2017 Fees	Fiscal 2016 Fees
Audit Fees(1)	$2,323,152	$2,337,812
Audit-Related Fees(2)	11,500	317,220
Tax Fees(3)	0	3,443
All Other Fees	0	0
Total Fees	$2,334,652	$2,658,475

(1)	Audit Fees. Audit fees for Fiscal 2017 and fiscal 2016 consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit-Related Fees. Audit-related fees for Fiscal 2017 and fiscal 2016 consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” Those audit-related services for Fiscal 2017 include an audit of an employee benefit plan and for fiscal 2016 includes due diligence services and audits of employee benefit plans.

(3)	Tax Fees. Tax fees for fiscal 2016 consist of professional services for tax audit compliance services.

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit services to be provided by the Company’s independent registered public accounting firm or other firms, and all non-audit services to be provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During Fiscal 2017 and fiscal 2016, all services rendered by BDO USA, LLP to the Company were pre-approved by the Audit Committee.

PART IV

ITEM 15.— EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(a) 2. Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(a) 3. Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished, or incorporated by reference in this report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008 (File No. 000-23262).

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

3.3	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

3.4	Fourth Amended and Restated Bylaws of ModusLink Global Solutions, Inc., as currently in effect, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014 (File No. 001-35319).

3.5	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013 (File No. 001-35319).

3.6	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

3.7	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Reverse Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

3.8	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Forward Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

4.1	Specimen stock certificate representing the Registrant’s Common Stock, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015 (File No. 001-35319).

4.2	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011 (File No. 000-23262).

Exhibit Number	Exhibit Description

4.3	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.4	Amendment No. 2 to Tax Benefit Preservation Plan, dated as of October 14, 2014, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2014 (File No. 000-23262).

4.5	Amendment No. 3, dated December 31, 2014, to Tax Benefit Preservation Plan between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

4.6	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012 (File No. 001-35319).

4.7	Amendment No. 1, dated as of February 11, 2013 to Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.1*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001 (File No. 000-23262).

10.2*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006 (File No. 000-23262).

10.3*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.4*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009 (File No. 000-23262).

10.5*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002 (File No. 000-23262).

Exhibit Number	Exhibit Description

10.6*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002 (File No. 000-23262).

10.7*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007 (File No. 000-23262).

10.8*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.9*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005 (File No. 000-23262).

10.10*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 (File No. 000-23262).

10.11*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (File No. 000-23262).

10.12*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011 (File No. 000-23262).

10.13*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006 (File No. 000-23262).

10.14*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 26, 2010 (File No. 000-23262).

10.15*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.16*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.17*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

Exhibit Number	Exhibit Description

10.18*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010 (File No. 000-23262).

10.19*	ModusLink Global Solutions, Inc. Fourth Amended and Restated Director Compensation Plan, dated as of December 20, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016 (File No. 001-35319).

10.20*	Offer Letter, dated August 1, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.21*	Executive Severance Agreement, dated August 29, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.22*	First Amendment to Executive Severance Agreement, dated July 30, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.23*	Retention Bonus Letter Agreement, dated July 19, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012 (File No. 001-35319).

10.24*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998 (File No. 000-23262).

10.25*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009 (File No. 000-23262).

10.26	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.27	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended July 31, 2011 (File No. 000-23262).

Exhibit Number	Exhibit Description

10.28	Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National Association is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012 (File No. 001-35319).

10.29	Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement, dated as of August 16, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2012 (File No. 001-35319).

10.30	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.31	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.32	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.33	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010 (File No. 000-23262).

10.34*	Offer Letter, dated as of January 13, 2013, from ModusLink Global Solutions, Inc. to John J. Boucher is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 (File No. 001-35319).

10.35*	Executive Severance Agreement, dated as of January 28, 2013, by and between ModusLink Global Solutions, Inc. and John J. Boucher is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013 (File No. 001-35319).

10.36	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

Exhibit Number	Exhibit Description

10.37	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.38	Amendment No. 1 to Settlement Agreement, dated January 5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015 (File No. 001-35319).

10.39*	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.40*	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013 (File No. 001-35319).

10.41*	Offer Letter from ModusLink Global Solutions, Inc. to Alan Cormier entered into December 20, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2013 (File No. 001-35319).

10.42*	Executive Severance Agreement by and between ModusLink Global Solutions, Inc. and Alan Cormier, dated as of December 23, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013 (File No. 001-35319).

10.43	Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.44	Guaranty and Security Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012 (File No. 001-35319).

10.45	First Amendment to Credit Agreement, dated as of December 18, 2013, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014 (File No. 001-35319).

10.46	Indenture, dated as of March 18, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.47	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

Exhibit Number	Exhibit Description

10.48	Second Amendment to Credit Agreement, dated as of March 13, 2014, between the Registrant, ModusLink Corporation, and ModusLink PTS, Inc., the financial institutions identified on the signature pages thereto as lenders, and Wells Fargo Bank, National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014 (File No. 001-35319).

10.49	Third Amendment to Credit Agreement, dated as of March 25, 2014, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014 (File No. 001-35319).

10.50	Credit Agreement by and among ModusLink Corporation and ModusLink PTS, Inc., certain subsidiaries thereof, and PNC Bank, National Association, dated as of June 30, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014 (File No. 001-35319).

10.51*	Management Services Agreement, dated as of January 1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2014 (File No. 001-35319).

10.52*	Amendment to Management Services Agreement, dated as of June 29, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2015 (File No. 001-35319).

10.53*	Second Amendment to Management Services Agreement, dated as of March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 11, 2016 (File No. 001-35319).

10.54*	ModusLink Global Solutions, Inc. FY 2015 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015 (File No. 001-35319).

10.55*	ModusLink Global Solutions, Inc. FY 2015 Performance Based Restricted Stock Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015 (File No. 001-35319).

10.56*	Transfer Agreement, dated March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016 (File No. 001-35319).

10.57*	Offer Letter, dated April 13, 2016, by and among ModusLink Global Solutions, Inc., ModusLink Corporation and James R. Henderson, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 18, 2016.

Exhibit Number	Exhibit Description

10.58	Letter Agreement, dated July 21, 2016, by and among ModusLink Global Solutions, Inc., Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P., is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 27, 2016.

10.59	Offer Letter, dated June 17, 2016, by and among the Company and Louis J. Belardi is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 20, 2016.

10.60	Third Amendment to Management Services Agreement, effective as of September 1, 2017, by and between Steel Services Ltd. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2017.

10.61*	ModusLink Global Solutions, Inc. FY 2018 Management Incentive Plan (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2017).

10.62*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2017.

21	Subsidiaries of the Registrant (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2017).

23.1	Consent of BDO USA, LLP. (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2017).

24.1	Power of Attorney (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2017).

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2017).

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2017).

31.3**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2017).

Exhibit Number	Exhibit Description

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2017).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Condensed Consolidated Balance Sheets as of July 31, 2017, (ii) Audited Condensed Consolidated Statements of Operations for the Twelve Months ended July 31, 2017, (iii) Audited Condensed Consolidated Statements of Cash Flows for the Twelve Months ended July 31, 2017 and (iv) Notes to Audited Condensed Consolidated Financial Statements (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2017).

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2017

MODUSLINK GLOBAL SOLUTIONS, INC.
By:	/s/ James R. Henderson
James R. Henderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ James R. Henderson James R. Henderson	President and Chief Executive Officer (Principal Executive Officer)	November 20, 2017

/s/ Louis J. Belardi Louis J. Belardi	Chief Financial Officer (Principal Financial and Accounting Officer)	November 20, 2017

/s/ Jeffrey J. Fenton Jeffrey J. Fenton	Director	November 20, 2017

/s/ Glen M. Kassan Glen M. Kassan	Director	November 20, 2017

/s/ Philip E. Lengyel Philip E. Lengyel	Director	November 20, 2017

/s/ Warren G. Lichtenstein Warren G. Lichtenstein	Executive Chairman of the Board and Director	November 20, 2017

/s/ Jeffrey S. Wald Jeffrey S. Wald	Director	November 20, 2017