Form 10-Q
period 2017-10-31
ModusLink Global Solutions Inc
filed 2017-12-07
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of November 30, 2017, there were 55,557,326 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

MODUSLINK GLOBAL SOLUTIONS, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item	1. Condensed Consolidated Financial Statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	October 31, 2017	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$119,768	$110,670
Trading securities	—	11,898
Accounts receivable, trade, net of allowance for doubtful accounts of $585 and $616 at October 31, 2017 and July 31, 2017, respectively	85,091	81,450
Inventories	31,535	34,369
Funds held for clients	12,333	13,454
Prepaid expenses and other current assets	7,483	6,005

Total current assets	256,210	257,846
Property and equipment, net	15,446	18,555
Other assets	4,604	4,897

Total assets	$276,260	$281,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,507	$71,476
Accrued restructuring	165	186
Accrued expenses	34,588	37,898
Funds held for clients	12,333	13,454
Other current liabilities	25,406	26,141

Total current liabilities	146,999	149,155

Notes payable	60,891	59,758
Other long-term liabilities	10,056	9,414

Long-term liabilities	70,947	69,172

Total liabilities	217,946	218,327

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 5,000,000 shares; zero issued or outstanding shares at October 31, 2017 and July 31, 2017	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 55,557,326 issued and outstanding shares at October 31, 2017; 55,555,973 issued and outstanding shares at July 31, 2017	556	556
Additional paid-in capital	7,457,346	7,457,051
Accumulated deficit	(7,404,186)	(7,398,949)
Accumulated other comprehensive income	4,598	4,313

Total stockholders’ equity	58,314	62,971

Total liabilities and stockholders’ equity	$276,260	$281,298

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 31,
	2017	2016
Net revenue	$102,522	$121,327
Cost of revenue	93,448	111,994

Gross profit	9,074	9,333

Operating expenses
Selling, general and administrative	12,867	13,601
Restructuring, net	37	1,374

Total operating expenses	12,904	14,975

Operating loss	(3,830)	(5,642)

Other income (expense):
Interest income	164	165
Interest expense	(2,107)	(2,029)
Other gains (losses), net	1,422	(488)

Total other income (expense)	(521)	(2,352)

Loss before income taxes	(4,351)	(7,994)
Income tax expense	1,087	1,049
Gains on investments in affiliates, net of tax	(201)	(500)

Net loss	$(5,237)	$(8,543)

Basic and diluted net loss per share:	$(0.09)	$(0.16)
Weighted average common shares used in basic and diluted earnings per share	55,260	54,991

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	October 31,
	2017	2016
Net loss	$(5,237)	$(8,543)
Other comprehensive loss:
Foreign currency translation adjustment	272	(1,269)
Pension liability adjustments, net of tax	26	397
Net unrealized holding gain (loss) on securities, net of tax	(13)	10

Other comprehensive gain (loss)	285	(862)

Comprehensive loss	$(4,952)	$(9,405)

See accompanying notes to unaudited condensed consolidated financial statements

MODUSLINK GLOBAL SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,237)	$(8,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,892	2,022
Amortization of deferred financing costs	177	155
Accretion of debt discount	1,041	941
Share-based compensation	292	192
Non-cash (gains) losses, net	(1,422)	488
Gains on investments in affiliates and impairments	(201)	(500)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,808)	(18,208)
Inventories	2,926	(6,691)
Prepaid expenses and other current assets	(390)	(1,235)
Accounts payable, accrued restructuring and accrued expenses	(1,879)	429
Refundable and accrued income taxes, net	1,409	(371)
Other assets and liabilities	(1,353)	1,540

Net cash used in operating activities	(6,553)	(29,781)

Cash flows from investing activities:
Additions to property and equipment	(2,464)	(1,828)
Proceeds from the disposition of property and equipment	4,247	—
Proceeds from the sale of Trading Securities	13,775	907
Proceeds from investments in affiliates	201	500

Net cash provided by (used in) investing activities	15,759	(421)

Cash flows from financing activities:
Repayments on capital lease obligations	(79)	(62)
Net proceeds from revolving line of credit	—	4,978
Proceeds from issuance of common stock	3	7

Net cash provided by (used in) financing activities	(76)	4,923

Net effect of exchange rate changes on cash and cash equivalents	(32)	(227)

Net increase (decrease) in cash and cash equivalents	9,098	(25,506)
Cash and cash equivalents at beginning of period	110,670	130,790

Cash and cash equivalents at end of period	$119,768	$105,284

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2017, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 16, 2017. The results for the three months ended October 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended October 31, 2017, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods or a cumulative effect approach. The Company and its outside consultants are evaluating the potential effects on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40), which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The Company adopted this guidance as of the first quarter of fiscal year 2018. Its adoption did not have an effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330), which provides guidance related to inventory measurement. The new standard requires entities to measure inventory at the lower of cost and net realizable value thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The Company adopted this guidance beginning the first quarter of fiscal year 2018. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allowed for adoption on either a prospective or retrospective basis. The Company had elected to early adopt this guidance in fiscal year 2017 on a prospective basis and, as a result, prior consolidated balance sheets were not retrospectively adjusted. The adoption of this guidance did increase the assets and liabilities balance on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update relate to when another party, along with the Company, are involved in providing a good or service to a customer and are intended to improve the operability and understandability of the implementation guidance on principal versus agent. Revenue recognition guidance requires companies to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the Company is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the Company is an agent). This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company and its outside consultants are evaluating the potential effects on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company retrospectively adopted this guidance during the first quarter of fiscal year 2018 by utilizing the modified retrospective transition method. The adoption of this ASU did not materially impact the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances, which is similar to what is required today for SEC Registrants. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements but does not believe that implementing this standard will have a significant impact on the Company’s current presentation and disclosures.

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

(4) INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by both the moving average and the first-in, first-out methods. Materials that the Company typically procures on behalf of its clients that are included in inventory include materials such as compact discs, printed materials, manuals, labels, hardware accessories, hard disk drives, phone chassis, consumer packaging, shipping boxes and labels, power cords and cables for client-owned electronic devices.

Inventories consisted of the following:

	October 31, 2017	July 31, 2017
	(In thousands)
Raw materials	$22,964	$24,129
Work-in-process	939	713
Finished goods	7,632	9,527

	$31,535	$34,369

The Company continuously monitors inventory balances and records inventory provisions for any excess of the cost of the inventory over its estimated net realizable value. The Company also monitors inventory balances for obsolescence and excess quantities as compared to projected demands. The Company’s inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, contractual provisions with its clients, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of its inventories, the Company uses the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or the Company experiences a higher incidence of inventory obsolescence because of rapidly changing technology and client requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, gross profit margins may be favorably impacted.

(5) INVESTMENTS

Trading Securities

During the three months ended October 31, 2017, the Company received $13.8 million in proceeds associated with the sale of publicly traded securities (“Trading Securities”), which included a cash gain of $4.6 million. During the three months ended October 31, 2017, the Company recognized $2.7 million in net non-cash net losses associated with its Trading Securities. During the three months ended October 31, 2016, the Company received $0.9 million in proceeds associated with the sale of Trading Securities, which included an immaterial cash gain. During the three months ended October 31, 2016, the Company recognized $0.9 million in net non-cash net losses associated with its Trading Securities. These losses were recorded as a component of Other gains (losses), net on the Statement of Operations.

As of October 31, 2017, the Company did not have any investments in Trading Securities. As of July 31, 2017, the Company had $11.9 million in investments in Trading Securities.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table reflects the components of “Accrued expenses” and “Other current liabilities”:

	October 31, 2017	July 31, 2017
	(In thousands)
Accrued taxes	$3,403	$2,272
Accrued compensation	7,549	10,678
Accrued interest	496	1,366
Accrued audit, tax and legal	2,397	2,759
Accrued contract labor	2,386	1,632
Accrued other	18,357	19,191

	$34,588	$37,898

	October 31, 2017	July 31, 2017
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Other	6,524	7,259

	$25,406	$26,141

As of October 31, 2017 and July 31, 2017, the Company had accrued pricing liabilities of approximately $18.9 million for both periods. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at October 31, 2017 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

(7) RESTRUCTURING, NET

Restructuring and other costs for the three months ended October 31, 2017 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by the end of December 2017.

The Company had an immaterial amount of restructuring activity during the three months ended October 31, 2017. The $1.4 million restructuring charge recorded during the three months ended October 31, 2016 primarily consisted of $0.2 million, $0.4 million and $0.5 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 50 employees in our global supply chain. Of this amount, $0.3 million related to contractual obligations.

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the three months ended October 31, 2017:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2017	$100	$86	$186

Restructuring adjustments	11	26	37
Cash paid	—	(66)	(66)
Non-cash adjustments	8	—	8

Accrued restructuring balance at October 31, 2017	$119	$46	$165

	Americas	Asia	Europe	e-Business	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2017	$51	$—	$23	$112	$186

Restructuring adjustments	27	1	2	7	37
Cash paid	—	—	—	(66)	(66)
Non-cash adjustments	8	(1)	(25)	26	8

Accrued restructuring balance at October 31, 2017	$86	$—	$—	$79	$165

The net restructuring charges for the three months ended October 31, 2017 and 2016 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended October 31,
	2017	2016
	(In thousands)
Cost of revenue	$8	$581
Selling, general and administrative	29	793

	$37	$1,374

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of October 31, 2017, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three months ended October 31, 2017.

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

The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $65.3 million and $63.9 million as of October 31, 2017 and July 31, 2017, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of October 31, 2017 and July 31, 2017, the net carrying value of the Notes was $60.9 million and $59.8 million, respectively.

	October 31, 2017	July 31, 2017
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$26,961	$26,961
Principal amount of Notes	$67,625	$67,625
Unamortized debt discount	(6,186)	(7,227)
Unamortized debt issuance costs	(548)	(640)

Net carrying amount	$60,891	$59,758

As of October 31, 2017, the remaining period over which the unamortized discount will be amortized is 16 months.

	Three Months Ended October 31,
	2017	2016
	(In thousands)
Interest expense related to contractual interest coupon	$914	$935
Interest expense related to accretion of the discount	1,041	941
Interest expense related to debt issuance costs	92	83

	$2,047	$1,959

During each of the three months ended October 31, 2017 and 2016, we recognized interest expense of $2.0 million related to the Notes. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The notes bear interest of 5.25%.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. During the three months ended October 31, 2017, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of October 31, 2017 and July 31, 2017, the Company did not have any balance outstanding on the PNC Bank credit facility.

(9) CONTINGENCIES

On May 12, 2017, the Excise Tax Branch of the Internal Revenue Service (the “IRS”) initiated a claim associated with the Company’s compliance with the self-assessment of excise tax on Ozone Depleting Chemicals. The Company has objected to the IRS’ assessments on a number of technical and substantive grounds, and plans to vigorously defend itself against the claim. Currently the Company is unable to determine the probability of an unfavorable outcome or a range of outcomes. Accordingly, the Company has not recorded a reserve associated with this matter.

(10) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended October 31,
	2017	2016
	(In thousands)
Foreign currency exchange gain (losses)	$(635)	$397
Gains (losses) on Trading Securities	1,876	(917)
Other, net	181	32

	$1,422	$(488)

The Company recorded foreign exchange losses of approximately $(0.6) million during the three months ended October 31, 2017. For the three months ended October 31, 2017, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $(0.4) million and $(0.3) million in Asia and Europe, respectively. The Company recorded foreign exchange gains of approximately $0.4 million during the three months ended October 31, 2016. For the three months ended October 31, 2016, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.7 million and $(0.2) million in the Corporate and Europe, respectively.

During the three months ended October 31, 2017 and 2016, the Company recognized $2.7 million and $0.9 million in net non-cash losses, respectively, associated with its Trading Securities. During the three months ended October 31, 2017, the Company recognized $4.6 million in net cash gains associated with its Trading Securities.

(11) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2017, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of October 31, 2017 and July 31, 2017, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.7 million for both periods.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Condensed Consolidated Statements of Operations. As of October 31, 2017 and July 31, 2017, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2013 through July 31, 2017. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2016 tax years remain subject to examination in most locations, while the Company’s 2005 through 2016 tax years remain subject to examination in most Asia locations.

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

(12) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three months ended October 31, 2017 and 2016:

	Three Months Ended
	October 31,
	2017	2016
Net loss	$(5,237)	$(8,543)
Weighted average common shares outstanding	55,260	54,991
Weighted average common equivalent shares arising from dilutive stock options and restricted stock	—	—

Weighted average number of common and potential common shares	55,260	54,991

Basic and diluted net loss per share	$(0.09)	$(0.16)

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

For the three months ended October 31, 2017 and 2016, approximately 14.1 million and 14.9 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(13) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three months ended October 31, 2017 and 2016, which was allocated as follows:

	Three Months Ended
	October 31,
	2017	2016
	(In thousands)
Cost of revenue	$11	$16
Selling, general and administrative	281	176

	$292	$192

At October 31, 2017, there was an immaterial amount of unrecognized compensation cost related to Stock Options issued under the Company’s plans. At October 31, 2017, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(14) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2017	$7,522	$(3,376)	$167	$4,313
Foreign currency translation adjustment	272	—	—	272
Pension liability adjustments	—	26	—	26
Net unrealized holding losses on securities	—	—	(13)	(13)

Net current-period other comprehensive income (loss)	272	26	(13)	285

Accumulated other comprehensive income (loss) at October 31, 2017	$7,794	$(3,350)	$154	$4,598

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

Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, amortization of intangible assets, long-lived asset impairment, share-based compensation and restructuring. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income to assist in evaluating the performance of the Company’s core operations.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended
	October 31,
	2017	2016
	(In thousands)
Net revenue:
Americas	$14,839	$25,878
Asia	43,512	42,873
Europe	38,390	45,181
e-Business	5,781	7,395

	$102,522	$121,327

Operating income (loss):
Americas	$(2,199)	$(3,856)
Asia	4,169	1,777
Europe	(2,860)	(2,591)
e-Business	(1,445)	344

Total Segment operating income (loss)	(2,335)	(4,326)
Corporate-level activity	(1,495)	(1,316)

Total operating loss	(3,830)	(5,642)

Total other expense	521	2,352

Loss before income taxes	$(4,351)	$(7,994)

	October 31,	July 31,
	2017	2017
	(In thousands)
Total assets:
Americas	$20,760	$21,876
Asia	63,387	63,819
Europe	62,001	64,639
e-Business	18,226	20,703

Sub-total - segment assets	164,374	171,037
Corporate	111,886	110,261

	$276,260	$281,298

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended
	October 31,
	2017	2016
	(In thousands)
Supply chain services	$96,741	$113,932
e-Business services	5,781	7,395

	$102,522	$121,327

As of October 31, 2017, approximately $8.8 million, $3.1 million, $2.1 million and $2.2 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Singapore and China, respectively. As of July 31, 2017, approximately $9.3 million, $3.3 million, $2.4 million and $2.2 million of the Company’s long-lived assets were located in the U.S.A., Netherlands, Singapore and China, respectively.

For the three months ended October 31, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $15.2 million, $34.8 million, $15.2 million and $21.7 million, respectively. For the three months ended October 31, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $26.9 million, $36.2 million, $16.9 million and $26.3 million, respectively.

(16) RELATED PARTY TRANSACTIONS

On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC (“SP Corporate”), effective as of January 1, 2015 (as amended, the “Management Services Agreement”). SP Corporate is an indirect wholly owned subsidiary of SPH and is a related party. Pursuant to the Management Services Agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services.

The Management Services Agreement had an initial term of six months. On June 30, 2015, the Company entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015 and provided for automatic renewal for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of certain termination fees to SP Corporate. On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”) pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the amendment. SPH Services is the parent of SP Corporate and an affiliate of SPH Group Holdings LLC. On March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company (the “Transfer Agreement”). SPH Services has since changed its name to Steel Services Ltd. (“Steel Services”). On September 1, 2017, the Company entered into a Third Amendment to the Management Services Agreement, which reduced the fixed monthly fee paid by the Company to Steel Services under the Management Services Agreement from $175,000 per month to $95,641 per month. The monthly fee is subject to review and adjustment by agreement between the Company and Steel Services for periods commencing in fiscal 2016 and beyond. Additionally, the Company may be required to reimburse Steel Services and its affiliates for all reasonable and necessary business expenses incurred on our behalf in connection with the performance of the services under the Management Services Agreement, including travel expenses. The Management Services Agreement provides that, under certain circumstances, the Company may be required to indemnify and hold harmless Steel Services and its affiliates and employees from any claims or liabilities by a third party in connection with activities or the rendering of services under the Management Services Agreement. Total expenses incurred related to this agreement for the three months ended October 31, 2017 and 2016 were $0.5 million and $0.5 million, respectively. As of October 31, 2017 and July 31, 2017, amounts due to SP Corporate and Steel Services were $0.2 million and $0.3 million, respectively.

The Related Party Transactions Committee of the Board (the “Related Party Transactions Committee”) approved the entry into the Management Services Agreement (and the amendments thereto) and the Transfer Agreement. The Audit Committee of the Board of Directors (the “Audit Committee”) approved the third amendment to the Management Services Agreement. The Related Party Transactions Committee held the responsibility to review, approve and ratify related party transactions from November 20, 2014, until October 11, 2016. On October 11, 2016, the Board adopted a Related Person Transaction Policy that is administered by the Audit Committee and applies to all related party transactions. As of October 11, 2016, the Audit Committee reviews all related party transactions on an ongoing basis and all such transactions must be approved or ratified by the Audit Committee.

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. An officer of SP Corporate and of the General Partner of SPH is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the three months ended October 31, 2017 and 2016, Mutual Securities received an immaterial amount in commissions associated with these transactions.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of October 31, 2017 and July 31, 2017, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	October 31, 2017	Level 1	Level 2	Level 3
Assets:
Money market funds	$95,421	$95,421	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,898	$11,898	$—	$—
Money market funds	85,683	85,683	—	—

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The Company’s only significant assets or liabilities measured at fair value on a nonrecurring basis subsequent to their initial recognition were the Company’s @Ventures investments and certain assets subject to long-lived asset impairment. The Company reviews the carrying amounts of these assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.

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

Included in Trading Securities in the accompanying balance sheet are marketable equity securities. These instruments are valued at quoted market prices in active markets. Included in cash and cash equivalents in the accompanying balance sheet are money market funds. These are valued at quoted market prices in active markets.

The following table presents the Company’s debt not carried at fair value:

	October 31, 2017		July 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$60,891	$65,300	$59,758	$63,852	Level 1

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the SEC on October 16, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by applicable securities laws and regulations.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as Adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and financial restatement costs, SEC penalties on resolution, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, share-based compensation, impairment of long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses on investments in affiliates and impairments. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, which comprises a predominant proportion of our business, demand for our clients’ products, the effect of product form factor changes, technology changes, revenue mix and demand for outsourcing services.

As a large portion of our revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance within these sectors and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue, gross margin and overall operating performance. Additionally, the markets for our services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management, and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. We have developed plans and will continue to monitor plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the three months ended October 31, 2017 and 2016, our gross margin percentage was 8.9% and 7.7%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, drive process and efficiency reforms and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended October 31, 2017, our top ten clients collectively accounted for approximately 74.7% of our net revenue. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients, and we plan to expand into new markets and over time, diversify the concentration of revenue across additional clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the three months ended October 31, 2017, the Company reported net revenue of $102.5 million, operating loss of $3.8 million, loss before income taxes of $4.4 million and net loss of $5.2 million. For the three months ended October 31, 2016, the Company reported net revenue of $121.3 million, operating loss of $5.6 million, loss before income taxes of $8.0 million and net loss of $8.5 million. At October 31, 2017, we had cash and cash equivalents of $119.8 million, and working capital of $109.2 million.

Basis of Presentation

The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has four operating segments: Americas; Asia; Europe and e-Business. The Company has four reportable segments: Americas; Asia; Europe; and e-Business. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance which are not allocated to the Company’s reportable segments and administration costs related to the Company’s venture capital activities. The corporate-level balance sheet information includes cash and cash equivalents, trading securities, notes payable and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended October 31, 2017 compared to the three months ended October 31, 2016

Net Revenue:

	Three Months Ended October 31, 2017	As a % of Total Net Revenue	Three Months Ended October 31, 2016	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$14,839	14.5%	$25,878	21.3%	$(11,039)	(42.7%)
Asia	43,512	42.4%	42,873	35.3%	639	1.5%
Europe	38,390	37.4%	45,181	37.2%	(6,791)	(15.0%)
e-Business	5,781	5.7%	7,395	6.1%	(1,614)	(21.8%)

Total	$102,522	100.0%	$121,327	100.0%	$(18,805)	(15.5%)

Net revenue decreased by approximately $18.8 million during the three months ended October 31, 2017, as compared to the same period in the prior year. This change in net revenue was primarily driven by decreased revenues from clients in the consumer electronics and consumer products industries, offset partially by an increase in revenues from a client in the computing industry. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended October 31, 2017 as compared to the same period in the prior year.

During the three months ended October 31, 2017, net revenue in the Americas region decreased by approximately $11.0 million. This decrease in net revenue was primarily driven by decreased revenues from clients in the consumer electronics and consumer products industries, offset partially by an increase in revenues from a client in the computing industry. Within the Asia region, the net revenue increase of approximately $0.6 million primarily resulted from higher revenues from programs in the consumer electronics market. Within the Europe region, net revenue decreased by approximately $6.8 million primarily due to lower revenues from clients in the consumer electronics industry. Net revenue for e-Business decreased by approximately $1.6 million primarily due to lower revenues from clients in the consumer electronics and computing industries.

Cost of Revenue:

	Three Months Ended October 31, 2017	As a % of Segment Net Revenue	Three Months Ended October 31, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$15,302	103.1%	$26,788	103.5%	$(11,486)	(42.9%)
Asia	35,025	80.5%	35,629	83.1%	(604)	(1.7%)
Europe	37,728	98.3%	43,257	95.7%	(5,529)	(12.8%)
e-Business	5,393	93.3%	6,320	85.5%	(927)	(14.7%)

Total	$93,448	91.1%	$111,994	92.3%	$(18,546)	(16.6%)

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment, shipping and applicable facilities costs. Cost of revenue and net revenue for the three months ended October 31, 2017 included materials procured on behalf of our clients of $60.6 million, as compared to $68.9 million for the same period in the prior year, a decrease of $8.3 million. Total cost of revenue decreased by $18.5 million for the three months ended October 31, 2017, as compared to the three months ended October 31, 2016, primarily due to lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. Gross margin percentage for the current quarter increased to 8.9% from 7.7% in the prior year quarter, primarily due to a reduction in labor and facility costs related to the Company’s turnaround initiatives. The Company’s continued focus on operational enhancements coupled with improved productivity had a positive impact on the supply chain management and expenses related to cost of revenue. For the three months ended October 31, 2017, the Company’s gross margin percentages within the Americas, Asia and Europe regions were -3.1%, 19.5% and 1.7%, as compared to -3.5%, 16.9% and 4.3%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended October 31, 2017.

In the Americas, the 0.4 percentage point improvement in gross margin, from –3.5% to – 3.1%, was primarily due to declines in material costs and a reduction in force, offset by a corresponding unfavorable shift in volumes from clients in the consumer electronics and consumer products industries. In Asia, the 2.6 percentage point increase in gross margin, from 16.9% to 19.5%, was primarily the result of a favorable revenue mix associated with clients in the computing and consumer electronics markets and improved efficiencies. In Europe, the 2.6 percentage point decrease in gross margin, from 4.3% to 1.7%, was attributable to an unfavorable revenue mix associated with clients in the consumer electronics market. The gross margin for e-Business was 6.7% for the three months ended October 31, 2017 as compared to 14.5% for the same period of the prior year. This decrease of 7.8 percentage points was due to an unfavorable revenue mix primarily associated with clients in the consumer products and computing industries. The Company was able to improve overall gross margins, despite the decline in margins in Europe and e-Business, primarily due to a reduction in force, improved efficiencies, and other cost reductions related to the Company’s turnaround plan.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2017	As a % of Segment Net Revenue	Three Months Ended October 31, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,709	11.5%	$2,649	10.2%	$(940)	(35.5%)
Asia	4,317	9.9%	4,958	11.6%	(641)	(12.9%)
Europe	3,520	9.2%	3,974	8.8%	(454)	(11.4%)
e-Business	1,826	31.6%	704	9.5%	1,122	159.4%

Sub-total	11,372	11.1%	12,285	10.1%	(913)	(7.4%)
Corporate-level activity	1,495		1,316		179	13.6%

Total	$12,867	12.6%	$13,601	11.2%	$(734)	(5.4%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, certain strategic costs, fees for professional services, depreciation expense and marketing expenses. Selling, general and administrative expenses during the three months ended October 31, 2017 decreased by approximately $0.7 million compared to the same period in the prior year. This decrease was primarily due to lower employee related costs ($0.5 million) associated with the Company’s ongoing restructuring efforts, lower costs associated with outsourced services, consulting and professional fees ($0.4 million), partially offset by an increase in other selling, general and administrative costs ($0.2 million). Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended October 31, 2017.

Restructuring, net:

	Three Months Ended October 31, 2017	As a % of Segment Net Revenue	Three Months Ended October 31, 2016	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$27	0.2%	$297	1.1%	$(270)	(90.9%)
Asia	1	0.0%	509	1.2%	(508)	(99.8%)
Europe	2	0.0%	541	1.2%	(539)	(99.6%)
e-Business	7	0.1%	27	0.4%	(20)	(74.1%)

Total	$37	0.0%	$1,374	1.1%	$(1,337)	(97.3%)

The Company had an immaterial amount of restructuring activity during the three months ended October 31, 2017. The $1.4 million restructuring charge recorded during the three months ended October 31, 2016 primarily consisted of $0.2 million, $0.4 million and $0.5 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 50 employees in our global supply chain. Of this amount, $0.3 million related to contractual obligations.

Interest Income/Expense:

During the three months ended October 31, 2017 and 2016, interest income was $0.2 million for both periods.

During the three months ended October 31, 2017 and 2016, interest expense was $2.1 million and $2.0 million, respectively. The interest expense primarily relates to the Company’s issuance of the Notes during the third quarter of fiscal year 2014.

Other Gains (Losses), net:

The Company recorded foreign exchange losses of approximately $(0.6) million during the three months ended October 31, 2017. For the three months ended October 31, 2017, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $(0.4) million and $(0.3) million in Asia and Europe, respectively. The Company recorded foreign exchange gains of approximately $0.4 million during the three months ended October 31, 2016. For the three months ended October 31, 2016, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.7 million and $(0.2) million in the Corporate and Europe, respectively.

During the three months ended October 31, 2017 and 2016, the Company recognized $2.7 million and $0.9 million in net non-cash losses, respectively, associated with its Trading Securities. During the three months ended October 31, 2017, the Company recognized $4.6 million in net cash gains associated with its Trading Securities.

Income Tax Expense:

During the three months ended October 31, 2017, the Company recorded income tax expense of approximately $1.1 million, as compared to income tax expense of $1.0 million for the same period in the prior fiscal year. For the three months ended October 31, 2017 and 2016, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of October 31, 2017, the Company had available cash and cash equivalents of $119.8 million. As of October 31, 2017, the Company had approximately $16.8 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $5.2 million is considered permanently invested due to certain restrictions under local laws, and $11.6 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. During the three months ended October 31, 2017, the Company did not meet the criteria that would cause its financial covenants to be effective. As of October 31, 2017 and July 31, 2017, the Company did not have any balance outstanding on the Credit Agreement.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three months ended October 31, 2017. The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. The repurchase of Notes by the Company is discussed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017. As of October 31, 2017 and July 31, 2017, the net carrying value of the Notes was $60.9 million and $59.8 million, respectively. As of October 31, 2017 and July 31, 2017, the principal amount of the Notes was $67.6 million.

Consolidated working capital was $109.2 million at October 31, 2017, compared with $108.7 million at July 31, 2017. Included in working capital were cash and cash equivalents of $119.8 million at October 31, 2017 and $110.7 million at July 31, 2017.

Net cash used in operating activities improved significantly for the three months ended October 31, 2017, as compared to the three months ended October 31, 2016. Net cash used in operating activities was $6.6 million for the three months ended October 31, 2017, as compared to $29.8 million in the prior year period. The $23.2 million decrease in the net cash used in operating activities as compared with the same period in the prior year was primarily due to the improved impact in the balances of trade accounts receivable and net inventories compared to the prior year. During the three months ended October 31, 2017, non-cash items within net cash used in operating activities included depreciation expense of $1.9 million, amortization of deferred financing costs of $0.2 million, accretion of debt discount of $1.0 million, share-based compensation of $0.3 million, non-cash gains, net, of $1.4 million and gains on investments in affiliates and impairments of $0.2 million. During the three months ended October 31, 2016, non-cash items within net cash used in operating activities included depreciation expense of $2.0 million, amortization of deferred financing costs of $0.2 million, accretion of debt discount of $0.9 million, share-based compensation of $0.2 million, non-cash losses, net, of $0.5 million and gains on investments in affiliates and impairments of $0.5 million.

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

Investing activities provided (used) cash of $15.8 million and $(0.4) million during the three months ended October 31, 2017 and 2016, respectively. The $15.8 million of cash provided by investing activities during the three months ended October 31, 2017 was comprised of $13.8 million in proceeds from the sale of Trading Securities, $4.2 million of proceeds from the disposition of property and equipment primarily related to the sale of the Company’s Kildare, Ireland building, offset by $2.5 million in capital expenditures. The $0.4 million of cash used in investing activities during the three months ended October 31, 2016 was comprised of $1.8 million in capital expenditures and $0.9 million in proceeds from the sale of Trading Securities.

Financing activities used cash of $0.1 million during the three months ended October 31, 2017 and primarily related to payments on capital lease obligations. Financing activities provided cash of $4.9 million during the three months ended October 31, 2016 and primarily related to $5.0 in net proceeds and payments associated with the Company’s line of credit.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents, the PNC Credit Agreement noted above and cash, if any, provided by operating activities. At October 31, 2017 and July 31, 2017, the Company had cash and cash equivalents and Trading Securities of $119.8 million and $122.6 million, respectively. At October 31, 2017 and July 31, 2017, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $16.2 million and $16.0 million, respectively. In order to obtain funding for strategic initiatives, which may include capital expenditures or acquisitions, we may seek to raise additional funds through divestitures, public or private equity offerings, debt financings, or other means. In addition, as part of our strategic initiatives, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement process improvements throughout all of the Company’s operations, (2) supporting profitable revenue growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets and capital raising opportunities. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements.

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2017 and October 31, 2017. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $0.7 million as of October 31, 2017. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2017, the Company had no recorded liabilities with respect to these arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory, restructuring, share-based compensation expense, long-lived assets, investments, and income taxes. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: determining the valuation of inventory and related reserves; determining future lease assumptions related to restructured facility lease obligations; measuring share-based compensation expense; preparing investment valuations; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

During the three months ended October 31, 2017, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

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

Interest Rate Risk

As of October 31, 2017 and July 31, 2017, the Company did not have an outstanding balance on the PNC Bank credit facility.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. From time to time, the Company has used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of October 31, 2017 and July 31, 2017, there were no foreign currency forward contracts outstanding.

Revenues from our foreign operating segments accounted for approximately 79.8% and 72.5% of total revenues during the three months ended October 31, 2017 and 2016, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2017 and 2016, we recorded a foreign currency translation gain (loss) of approximately $0.3 million and $(1.3) million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three months ended October 31, 2017 and 2016, we recorded net realized and unrealized foreign currency transaction and remeasurement gains (losses) of approximately $(0.6) million and $0.4 million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2017 because of the material weakness in internal control over financial reporting discussed below.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management identified a material weakness in the Company’s internal control over financial reporting in the prior fiscal year. Because of the material weakness described below, despite significant Audit Committee oversight, management involvement and the engagement of a nationally recognized accounting firm, management concluded that we did not maintain effective internal control over financial reporting in one area, as of October 31, 2017, based on the criteria established by COSO.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. In its evaluation of the effectiveness of its internal control over financial reporting as of October 31, 2017, management identified that the Company did not maintain effective internal controls over the financial statement close process for the Company’s e-Business operating segment.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness throughout the fiscal year 2017 and 2018. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the Company’s overall financial control environment.

•	Management has enhanced the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions, controls, including access controls. This deficiency was not effectively remediated during the three months ended October 31, 2017 primarily due to the number of access rights, segregation of duties and review controls not sufficiently documented for a sufficient period of time, primarily within the e-Business segment.

•	Management has enhanced the design and precision level of existing monitoring controls to provide additional controls supporting the reporting process.

•	A significant amount of remediation was performed in implementing additional policies, improved processes and documented procedures relating to our financial statement close processes and procedures within the e-Business and Americas segments.

•	We will continue to engage a nationally recognized accounting firm to provide assistance and guidance in designing, implementing and testing the Company’s internal controls during the year.

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

Changes in Internal Control over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On May 12, 2017, the Excise Tax Branch of the Internal Revenue Service (the “IRS”) initiated a claim associated with the Company’s compliance with the self-assessment of excise tax on Ozone Depleting Chemicals. The Company has objected to the IRS’ assessments on a number of technical and substantive grounds, and plans to vigorously defend itself against the claim. Currently the Company is unable to determine the probability of an unfavorable outcome or a range of outcomes. Accordingly, the Company has not recorded a reserve associated with this matter.

Item 1A. Risk Factors.

There have not been any material changes from the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2017. In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” discussed in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2017 (File No. 001-35319)).

10.2	Third Amendment to Management Services Agreement, effective as of September 1, 2017, by and between Steel Services Ltd. and ModusLink Global Solutions, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2017 (File No. 001-35319)).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2017 and July 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended October 31, 2017 and 2016 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2017 and 2016 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODUSLINK GLOBAL SOLUTIONS, INC.

Date: December 7, 2017	By:	/S/ LOUIS J. BELARDI
Louis J. Belardi
Principal Financial Officer and Principal Accounting Officer