Form 10-Q
period 2018-01-31
Steel Connect, Inc.
filed 2018-03-15
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-35319

Steel Connect, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 170 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 663-5000

(Registrant’s telephone number, including area code)

ModusLink Global Solutions, Inc.

(Former name or former address, if changed since last report)

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

As of February 28, 2018, there were 60,205,946 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	January 31, 2018	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$106,433	$110,670
Trading securities	—	11,898
Accounts receivable, trade, net of allowance for doubtful accounts of $75 and $616 at January 31, 2018 and July 31, 2017, respectively	110,834	81,450
Inventories, net	45,211	34,369
Funds held for clients	13,074	13,454
Prepaid expenses and other current assets	17,204	6,005

Total current assets	292,756	257,846
Property and equipment, net	105,411	18,555
Goodwill	259,085	—
Other intangible assets, net	206,819	—
Other assets	6,039	4,897

Total assets	$870,110	$281,298

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,010	$71,476
Accrued restructuring	112	186
Accrued expenses	74,671	37,898
Funds held for clients	13,074	13,454
Current portion of long-term debt	5,725	—
Other current liabilities	43,561	26,141

Total current liabilities	222,153	149,155

Notes payable	62,062	59,758
Long-term debt, excluding current portion	385,975	—
Other long-term liabilities	30,693	9,414

Long-term liabilities	478,730	69,172

Total liabilities	700,883	218,327

Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding shares at January 31, 2018; zero shares authorized, issued and outstanding shares at July 31, 2017 (Note 11)	35,259	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 4,965,000 and 5,000,000 shares at January 31, 2018 and July 31, 2017, respectively; zero issued and outstanding shares at January 31, 2018 and at July 31, 2017	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,205,946 issued and outstanding shares at January 31, 2018; 55,555,973 issued and outstanding shares at July 31, 2017	603	556
Additional paid-in capital	7,464,451	7,457,051
Accumulated deficit	(7,339,367)	(7,398,949)
Accumulated other comprehensive income	8,281	4,313

Total stockholders’ equity	133,968	62,971

Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$870,110	$281,298

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net revenue	$151,119	$117,568	$253,641	$238,895
Cost of revenue	134,169	106,370	227,617	218,364

Gross profit	16,950	11,198	26,024	20,531

Operating expenses
Selling, general and administrative	30,107	11,926	42,974	25,527
Amortization of intangible assets	4,107	—	4,107	—
Gain on sale of property	(12,692)	—	(12,692)	—
Restructuring, net	4	776	41	2,150

Total operating expenses	21,526	12,702	34,430	27,677

Operating loss	(4,576)	(1,504)	(8,406)	(7,146)

Other income (expense):
Interest income	92	15	256	180
Interest expense	(6,575)	(2,109)	(8,682)	(4,138)
Other gains (losses), net	(1,716)	1,019	(294)	531

Total other income (expense)	(8,199)	(1,075)	(8,720)	(3,427)

Loss before income taxes	(12,775)	(2,579)	(17,126)	(10,573)
Income tax expense (benefit)	(77,664)	723	(76,577)	1,772
Gains on investments in affiliates, net of tax	(200)	(396)	(401)	(896)

Net income (loss)	65,089	(2,906)	59,852	(11,449)
Less: Preferred dividends on redeemable preferred stock	(259)	—	(259)	—

Net income (loss) attributable to common stockholders	$64,830	$(2,906)	$59,593	$(11,449)

Basic net earning (loss) per share attributable to common stockholders:	$1.11	$(0.05)	$1.05	$(0.21)
Diluted net earning (loss) per share attributable to common stockholders:	$0.85	$(0.05)	$0.87	$(0.21)
Weighted average common shares used in:
Basic earnings per share	58,341	55,083	56,776	55,031
Diluted earnings per share	79,083	55,083	72,883	55,031

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net income (loss)	$65,089	$(2,906)	$59,852	$(11,449)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,654	(734)	3,926	(2,003)
Net unrealized holding gain (loss) on securities, net of tax	29	(10)	16	—
Pension liability adjustments, net of tax	—	353	26	750

Other comprehensive income (loss)	3,683	(391)	3,968	(1,253)

Comprehensive income (loss)	$68,772	$(3,297)	$63,820	$(12,702)

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$59,852	$(11,449)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,656	4,090
Amortization of intangible assets	4,107	—
Amortization of deferred financing costs	392	281
Accretion of debt discount	2,117	1,940
Share-based compensation	7,397	381
Non-cash (gains) losses, net	(12,398)	(531)
Gains on investments in affiliates	(401)	(896)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	20,388	5,169
Inventories, net	17,659	2,349
Prepaid expenses and other current assets	(1,535)	1,330
Accounts payable, accrued restructuring and accrued expenses	(15,422)	(19,358)
Refundable and accrued income taxes, net	3,767	(372)
Deferred tax assets and liabilities	(79,918)	—
Other assets and liabilities	(6,279)	(35)

Net cash provided by (used in) operating activities	5,382	(17,101)

Cash flows from investing activities:
Payments to acquire business	(469,221)	—
Additions to property and equipment	(9,303)	(3,301)
Proceeds from the disposition of property and equipment	20,589	—
Proceeds from the sale of Trading Securities	13,775	5,832
Proceeds from investments in affiliates	401	896

Net cash provided by (used in) investing activities	(443,759)	3,427

Cash flows from financing activities:
Proceeds from long-term debt	393,000	—
Proceeds from issuance of preferred stock	35,000	—
Proceeds from revolving line of credit	6,000	—
Payment of deferred financing costs	(1,334)	—
Purchase of the Company’s Convertible Notes	—	(1,763)
Repayments on capital lease obligations	(77)	(126)
Proceeds from issuance of common stock	3	12

Net cash provided by (used in) financing activities	432,592	(1,877)

Net effect of exchange rate changes on cash and cash equivalents	1,548	(905)

Net decrease in cash and cash equivalents	(4,237)	(16,456)
Cash and cash equivalents at beginning of period	110,670	130,790

Cash and cash equivalents at end of period	$106,433	$114,334

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) NATURE OF OPERATIONS

Steel Connect, Inc. (“Steel Connect” or the” Company”) together with its consolidated subsidiaries, operates through its wholly owned subsidiaries, ModusLink Corporation and ModusLink PTS, Inc. (together “ModusLink”), and IWCO Direct Holdings, Inc. (“IWCO” or “IWCO Direct”). The Company was formerly known as ModusLink Global Solutions, Inc. until it changed its name to Steel Connect, Inc. effective February 27, 2018.

ModusLink is a leader in global supply chain business process management serving clients in markets such as consumer electronics, communications, computing, medical devices, software, and retail. The Company designs and executes critical elements in its clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, expansive global footprint and world-class technology. The Company also produces and licenses an entitlement management solution powered by its enterprise-class Poetic software, which offers a complete solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products.

ModusLink has an integrated network of strategically located facilities with 20 sites operating in 21 languages in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names ModusLink Global Solutions, Inc., CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

IWCO Direct delivers highly-effective data-driven marketing solutions for its customers, which represent some of the largest and most respected brands in the world. Its full range of services includes strategy, creative and production for multichannel marketing campaigns, along with one of the industry’s most sophisticated postal logistics programs for direct mail. Through its Mail-Gard® product, IWCO Direct also offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services. Their solutions enable customers to improve Customer Lifetime Value (CLV), which in turn, has led to and longer customer relationships.

IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg PA.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2017, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 16, 2017. The results for the three and six months ended January 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended January 31, 2018, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods or a cumulative effect approach. The Company and its outside consultants have initiated the process of evaluating the potential effects on the consolidated financial statements.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging—Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which addresses the significant diversity in practice in the assessment of preferred stock and other hybrid equity instruments. ASU 2014-16 mandates the use of the whole-instrument approach and provides guidance to aid in the qualitative analysis when using the whole-instrument approach. The Company adopted this guidance as of the second quarter of fiscal year 2018. Its adoption did not have an effect on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update relate to when another party, along with the Company, are involved in providing a good or service to a customer and are intended to improve the operability and understandability of the implementation guidance on principal versus agent. Revenue recognition guidance requires companies to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the Company is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the Company is an agent). This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. The Company and its outside consultants have initiated the process of evaluating the potential effects on the consolidated financial statements.

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

Inventories consisted of the following:

	January 31, 2018	July 31, 2017
	(In thousands)
Raw materials	$25,055	$24,129
Work-in-process	15,448	713
Finished goods	4,708	9,527

	$45,211	$34,369

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

IWCO’s inventory consists primarily of raw materials (paper) used to produce direct mail packages and work-in-process. Finished goods are generally not a significant element of the inventory as they are mailed immediately after the production and sorting process. With the acquisition of IWCO the Company recorded a fair value “step-up” to work-in-process inventory of $7.0 million as a part of purchase accounting, which was recognized as a non-cash charge to cost of revenues during the three months ended January 31, 2018 as the inventory had been sold by the end of the period.

(5) INVESTMENTS

Trading securities

During the six months ended January 31, 2018, the Company received $13.8 million in proceeds associated with the sale of publicly traded securities (“Trading Securities”), which included a cash gain of $4.6 million. During the six months ended January 31, 2018, the Company recognized $2.7 million in net non-cash net losses associated with its Trading Securities.

During the three months ended January 31, 2017, the Company received $4.9 million in proceeds associated with the sale of publicly traded securities (“Trading Securities”), which included a $0.6 million cash gain. During the three months ended January 31, 2017, the Company recognized $0.4 million in net non-cash net gains associated with its Trading Securities. During the six months ended January 31, 2017, the Company received $5.8 million in proceeds associated with the sale of Trading Securities, which included a $0.6 million cash gain. During the six months ended January 31, 2017, the Company recognized $0.5 million in net non-cash net losses associated with its Trading Securities. These gains and losses were recorded as a component of Other gains (losses), net on the Statements of Operations.

As of January 31, 2018, the Company did not have any investments in Trading Securities. As of July 31, 2017, the Company had $11.9 million in investments in Trading Securities.

(6) OTHER CURRENT AND LONG-TERM LIABILITIES

The following table reflects the components of “Accrued expenses” and “Other current liabilities”:

	January 31, 2018	July 31, 2017
	(In thousands)
Accrued taxes	$5,215	$2,272
Accrued compensation	30,638	10,678
Accrued interest	4,190	1,366
Accrued audit, tax and legal	2,693	2,759
Accrued contract labor	1,538	1,632
Accrued worker’s compensation	6,347	—
Accrued other	24,050	19,191

	$74,671	$37,898

	January 31, 2018	July 31, 2017
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Line of credit liability	6,000	—
Customer postage deposits	10,457	—
Other	8,222	7,259

	$43,561	$26,141

As of January 31, 2018 and July 31, 2017, the Company had accrued pricing liabilities of approximately $18.9 million for both periods. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at January 31, 2018 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In connection with the acquisition of IWCO the Company performed an analysis of the liability associated with IWCO’s sales tax. Based on the information currently available, a reserve of $18.0 million was recorded on IWCO’s opening balance sheet. This reserve is subject to review during the measurement period and may be adjusted accordingly. As of January 31, 2018, other long-term liabilities includes sales tax liabilities of approximately $18.0 million as based on the process and evaluation the associated payments are not expected to occur within the next twelve months.

(7) RESTRUCTURING, NET

Restructuring and other costs for the three and six months ended January 31, 2018 primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2018. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by the end of December 2018.

The Company recorded an immaterial restructuring charge during the six months ended January 31, 2018. The $0.8 million restructuring charge recorded during the three months ended January 31, 2017 primarily consisted of $0.2 million, $0.3 million $0.1 million and $0.1 million of employee-related costs in the Americas, Asia, Europe and e-Business, respectively, related to the workforce reduction of 18 employees in our global supply chain operations. Of this amount, $0.1 million related to contractual obligations. The $1.4 million restructuring charge recorded during the three months ended October 31, 2016 primarily consisted of $0.2 million, $0.4 million and $0.5 million of employee-related costs in the Americas, Asia and Europe, respectively, related to the workforce reduction of 50 employees in our global supply chain. Of this amount, $0.3 million related to contractual obligations.

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the six months ended January 31, 2018:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2017	$100	$86	$186

Restructuring adjustments	19	22	41
Cash paid	(12)	(108)	(120)
Non-cash adjustments	5	—	5

Accrued restructuring balance at January 31, 2018	$112	$—	$112

	Americas	Asia	Europe	Direct marketing	All other	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2017	$51	$—	$23	$—	$112	$186

Restructuring charges	—	—	—	—	—	—
Restructuring adjustments	27	1	2	—	11	41
Cash paid	(12)	—	—	—	(108)	(120)
Non-cash adjustments	2	(1)	(25)	—	29	5

Accrued restructuring balance at January 31, 2018	$68	$—	$—	$—	$44	$112

The net restructuring charges for the three and six months ended January 31, 2018 and 2017 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$—	$154	$8	$735
Selling, general and administrative	4	622	33	1,415

	$4	$776	$41	$2,150

(8) ACQUISTION OF IWCO DIRECT

On December 15, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“MLGS”), IWCO Direct Holdings Inc. a Delaware corporation (“IWCO”), CSC Shareholder Services, LLC, a Delaware limited liability company (solely in its capacity as representative), and the stockholders of IWCO. Pursuant to the Merger Agreement, MLGS was merged with and into IWCO, with IWCO surviving as a wholly-owned subsidiary of the Company (the “IWCO Acquisition”). The Company acquired IWCO as a part of the Company’s overall acquisition strategy to acquire profitable companies to utilize the Company’s tax net operating losses.

The Company acquired IWCO for total consideration of approximately $469.2 million, net of purchase price adjustments. The Company financed the IWCO Acquistion through a combination of cash on hand and proceeds from a $393.0 million term loan made under the below described financing agreement with Cerberus Business Finance, LLC, net of a $2.5 million receivable from escrow for working capital claims. The transaction price included one-time transaction incentive awards of $3.5 million paid to executives upon closing that were related to pre-existing management arrangements and were included as an element of the purchase price. In connection with the acquisition, the Company paid transaction costs of $1.5 million at acquisition which was recorded as a component of selling, general and administrative expense. Goodwill related to the acquisition of IWCO is not deductible for tax purposes.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of the acquisition (in thousands):

Accounts receivable	$47,841
Inventory	27,165
Other current assets	7,427
Property and equipment	87,976
Intangible assets	210,920
Goodwill	259,085
Other assets	3,040
Accounts payable	(31,069)
Accrued liabilities and other current liabilities	(35,790)
Customer deposits	(7,829)
Deferred income taxes	(79,918)
Other liabilities	(19,627)

Total consideration	$469,221

Acquired intangible assets include trademarks and tradenames valued at $20.5 million and customer relationships of $190.4 million. The preliminary fair value estimate of trademarks and tradenames was prepared utilizing a relief from royalties method of valuation, while the preliminary fair value estimate of customer relationships was prepared using a multi-period excess earnings method of valuation. The trademarks and tradenames intangible asset will be amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset will be amortized on a double-declining basis over an estimated useful life of 15 years. The acquired property and equipment consist mainly of machinery and equipment. The fair value of the acquired property and equipment was estimated using the cost approach to value, and applying industry standard normal useful lives and inflationary indices. In the preliminary allocation of the purchase price, the Company recognized $259.1 million of goodwill which arose primarily from the synergies in its business and the assembled workforce of IWCO.

The following unaudited pro forma financial results are based on the Company’s historical consolidated financial statements and IWCO’s historical consolidated financial statements as adjusted to give effect to the Company’s acquisition of IWCO and related transactions. The unaudited pro forma financial information for the three and six months ended January 31, 2018 give effect to these transactions as if they had occurred on August 1, 2016. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of August 1, 2017, nor do they indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results.

The pro forma results were adjusted to reflect incremental depreciation and amortization based on preliminary fair value adjustments for the acquired property, plant and equipment, and intangible assets. A reduction to interest expense is also reflected in the pro forma results to reflect the more favorable terms obtained with the new Credit Facility as compared to the interest rate under the former facility carried by IWCO (in thousands):

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	January 31, 2017		January 31, 2018
	(unaudited)		(unaudited)
Net revenue	$239,375	$466,979	$208,393	$433,006
Net income	$(7,034)	$(24,268)	$68,827	$59,787

(9) GOODWILL AND INTANGIBLE ASSETS

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s goodwill of $259.1 million as of January 31, 2018 relates to the Company’s Direct Marketing reporting unit. There were no indicators of impairment identified related to the Company’s Direct Marketing reporting unit during the three and six months ended January 31, 2018.

Intangible assets, as of January 31, 2018, include trademarks and tradenames with a carrying balance of $20.2 million and customer relationships of $186.6 million. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years. Intangible assets deemed to have finite lives are amortized over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

(10) DEBT

5.25% Convertible Senior Notes Payable

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of January 31, 2018, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the six months ended January 31, 2018.

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

The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $66.2 million and $63.9 million as of January 31, 2018 and July 31, 2017, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of January 31, 2018 and July 31, 2017, the net carrying value of the Notes was $62.1 million and $59.8 million, respectively.

	January 31,	July 31,
	2018	2017
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$26,961	$26,961
Principal amount of Notes	$67,625	$67,625
Unamortized debt discount	(5,110)	(7,227)
Unamortized debt issuance costs	(453)	(640)

Net carrying amount	$62,062	$59,758

As of January 31, 2018, the remaining period over which the unamortized discount will be amortized is 13 months.

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Interest expense related to contractual interest coupon	$913	$888	$1,827	$1,823
Interest expense related to accretion of the discount	1,076	999	2,117	1,940
Interest expense related to debt issuance costs	95	89	187	172

	$2,084	$1,976	$4,131	$3,935

During the three and six months ended January 31, 2018, the Company recognized interest expense associated with the Notes of $2.1 million and $4.1 million, respectively. During the three and six months ended January 31, 2017, the Company recognized interest expense of $2.0 million and $3.9 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The notes bear interest of 5.25%.

PNC Bank Credit Facility

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “ModusLink Borrowers”) entered into a revolving credit and security agreement (as amended, the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively.

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

Generally, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the ModusLink Borrowers’ option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two or three months (as selected by the ModusLink Borrowers) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the base commercial lending rate publicly announced from time to time by PNC Bank, National Association, (2) the sum of the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) per annum, or (3) the LIBOR rate (adjusted to reflect any required bank reserves) in effect on such day plus 1.00% per annum. In addition to paying interest on outstanding principal under the Credit Agreement, the ModusLink Borrowers are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.25% per annum, paid quarterly in arrears. The ModusLink Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

Obligations under the Credit Agreement are guaranteed by the ModusLink Borrowers’ existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain limited exceptions; and the Credit Agreement is secured by security interests in substantially all the ModusLink Borrowers’ assets and the assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by either Borrower or by a subsidiary guarantor. The Company is not a borrower or a guarantor under the Credit Agreement.

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the ModusLink Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the ModusLink Borrowers’ liquidity. During the three months ended January 31, 2018, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of January 31, 2018 and July 31, 2017, the Company did not have any balance outstanding on the PNC Bank credit facility.

Cerberus Credit Facility

On December 15, 2017, MLGS, a wholly owned subsidiary of the Company, entered into a Financing Agreement (the “Financing Agreement”), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as “Borrower”), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the “Guarantors”), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, as described above, Borrower became the borrower under the Financing Agreement.

The Financing Agreement provides for $393.0 million term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (collectively, the “Cerberus Credit Facility”). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition.

The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower’s option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option.

The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1,500,000 and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such calendar year.

Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO’s subsidiaries.

The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the three months ended January 31, 2018, the Company did not trigger any of these covenants. During the first quarter of fiscal year 2017, the Company adopted ASU No. 2015-03. As such, the debt issuance costs of $1.3 million are capitalized as a reduction of the principal amount of Term Loan on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Term Loan. As of January 31, 2018, the Company had $6.0 million outstanding on the revolving credit facility. As of January 31, 2018, the principal amount outstanding on the Term Loan was $393.0 million. As of January 31, 2018, the current and long-term net carrying value of the Term Loan was $391.7 million.

(11) STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board of Directors (“the “Board”) has the authority, subject to any limitations prescribed by Delaware law, to issue shares of preferred stock in one or more series and to fix and determine the designation, privileges, preferences and rights and the qualifications, limitations and restrictions of those shares, including dividend rights, conversion rights, voting rights, redemption rights, terms of sinking funds, liquidation preferences and the number of shares constituting any series or the designation of the series, without any further vote or action by the stockholders. Any shares of the Company’s preferred stock so issued may have priority over its common stock with respect to dividend, liquidation and other rights. The Company’s board of directors may authorize the issuance of preferred stock with voting rights or conversion features that could adversely affect the voting power or other rights of the holders of its common stock. Although the issuance of preferred stock could provide us with flexibility in connection with possible acquisitions and other corporate purposes, under some circumstances, it could have the effect of delaying, deferring or preventing a change of control.

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with SPH Group Holdings LLC (“SPHG Holdings”), pursuant to which the Company issued 35,000 shares of the Company’s newly created Series C Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the “Preferred Stock Transaction”). The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the “Series C Certificate of Designations”), which has been filed with the Secretary of State of the State of Delaware.

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive cumulative dividends at 6% per annum payable in quarterly cash or Common Stock. If at any time the closing bid price of the Company’s Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) one hundred percent (100%) of the stated value per share of Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock split, stock dividend, stock combination or other similar transactions with respect to the Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Preferred Stock, in each case as the date of the triggering event. On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations) and accordingly the Preferred Stock has been classified in the Mezzanine section of the accompanying balance sheet.

Each holder of Preferred Stock has a vote equal to the number of shares of Common Stock into which its Preferred Stock would be convertible as of the record date, provided that the number of shares voted is based upon a conversion price which is no less than the greater of the book or market value of the Common Stock on the closing date of the purchase of the Preferred Stock. In addition, for so long as the Preferred Stock remains outstanding, the Company will not, directly or indirectly, and including in each case with respect to any significant subsidiary, without the affirmative vote of the holders of a majority of the Preferred Stock (i) liquidate, dissolve or wind up the Company or any significant subsidiary; (ii) consummate any transaction that would constitute or result in a Liquidation Event (as defined in the Series C Certificate of Designations); (iii) effect or consummate any Prohibited Issuance (as defined in the Series C Certificate of Designations); or (iv) create, incur, assume or suffer to exist any Indebtedness (as defined in the Series C Certificate of Designations) of any kind, other than certain existing Indebtedness of the Company and any replacement financing thereto, unless any such replacement financing be on substantially similar terms as such existing Indebtedness.

The Purchase Agreement provides that the Company will use its commercially reasonable efforts to effect the piggyback registration of the Common Stock issuable on the conversion of the Preferred Stock and any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing, with the Securities and Exchange Commission in all states reasonably requested by the holder in accordance with certain enumerated conditions. The Purchase Agreement also contains other representations, warranties and covenants, customary for an issuance of Preferred Stock in a private placement of this nature.

The Preferred Stock Transaction was approved and recommended to the Board by a special committee of the Board (the “Special Committee”) consisting of independent directors not affiliated with Steel Partners Holdings GP Inc. (“Steel Holdings GP”), which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates (see Note 18).

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

On March 12, 2013, stockholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. (“Steel Holdings”), an affiliate of SPHG Holdings, at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Holdings a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share (the “Warrant”). These warrants were to expire after a term of five years after issuance. On December 15, 2017, contemporaneously with the closing of the Preferred Stock Transaction, the Company entered into a Warrant Repurchase Agreement (the “Warrant Repurchase Agreement”) with Steel Holdings pursuant to which the Company repurchased the Warrant for $100. The Warrant was terminated by the Company upon repurchase. The Warrant Repurchase Agreement is more fully described in Note 18 to these Condensed Consolidated Financial Statements.

(12) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(In thousands)
Foreign currency exchange gains (losses)	$(1,436)	$29	$(2,071)	$426
Gains on Trading Securities	—	1,011	1,876	94
Other, net	(280)	(21)	(99)	11

	$(1,716)	$1,019	$(294)	$531

The Company recorded foreign exchange gains (losses) of approximately $(1.4) million and $29 thousand during the three months ended January 31, 2018 and 2017, respectively. For the three months ended January 31, 2018, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(2.3) million, $1.3 million and $(0.7) million in Corporate, Europe and Asia, respectively. For the three months ended January 31, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.6 million, $(0.5) million and $(0.1) million in Corporate, Asia and Europe, respectively.

During the three months ended January 31, 2017, the Company recognized $1.0 million in net gains associated with its Trading Securities.

The Company recorded foreign exchange gains (losses) of approximately $(2.1) million and $0.4 million during the six months ended January 31, 2018 and 2017, respectively. For the six months ended January 31, 2018, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(2.2) million, $1.0 million and $(1.1) million in Corporate, Europe and Asia, respectively. For the six months ended January 31, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $1.3 million, $(0.4) million and $(0.4) million in Corporate, Asia and Europe, respectively.

During the six months ended January 31, 2018, the Company recognized $2.7 million in net non-cash losses associated with its Trading Securities. During the six months ended January 31, 2018, the Company recognized $4.6 million in net cash gains associated with its Trading Securities.

(13) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the six months ended January 31, 2018, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of January 31, 2018, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.8 million. As of July 31, 2017, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.7 million.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Condensed Consolidated Statements of Operations. As of January 31, 2018 and July 31, 2017, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2013 through July 31, 2017. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2016 tax years remain subject to examination in most locations, while the Company’s 2005 through 2016 tax years remain subject to examination in most Asia locations.

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

Tax Benefits Preservation Plan

On January 19, 2018, our Board adopted a Tax Benefits Preservation Plan (the “Tax Plan”) and with American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”). The Tax Plan is designed to preserve the Company’s ability to utilize its Tax Benefits and is similar to plans adopted by other public companies with significant Tax Benefits. at its 2017 Annual Meeting of Stockholders.

The Board will be asking the Company’s stockholders to approve the Tax Plan at its 2017 Annual Meeting of Stockholders (the 2017 Meeting”). If the Tax Plan is not approved by stockholders at the 2017 Meeting, the Tax Plan will automatically expire immediately following the final adjournment of the 2017 Meeting if stockholder approval is not received.

The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $209.8 million, respectively, as of January 31, 2018. The Company’s s ability to use its Tax Benefits would be substantially limited if the Company undergoes an “ownership change” (within the meaning of Section 382 of the Internal Revenue Code). The Tax Plan is intended to prevent an “ownership change” of the Company that would impair the Company ability to utilize its Tax Benefits.

As part of the plan Tax Plan, the Board declared a dividend of one right (a “Right”) for each share of Common Stock then outstanding. The dividend was payable to holders of record as of the close of business on January 29, 2018. Any shares of Common Stock issued after January 29, 2018, will be issued together with the Rights. Each Right initially represents the right to purchase one one-thousandth of a share of newly created Series D Junior Participating Preferred Stock.

Initially, the Rights will be attached to all certificates representing shares of Common Stock then outstanding and no separate rights certificates will be distributed. In the case of book entry shares, the Rights will be evidenced by notations in the book entry accounts. Subject to certain exceptions specified in the Plan, the Rights will separate from the Common Stock and a distribution date (the “Distribution Date”) will occur upon the earlier of (i) ten (10) business days following a public announcement that a stockholder (or group) has become a beneficial owner of 4.99-percent or more of the shares of Common Stock then outstanding and (ii) ten (10) business days (or such later date as the Board determines) following the commencement of a tender offer or exchange offer that would result in a person or group becoming a 4.99-percent stockholder.

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the 4.99-percent stockholder or group) to purchase additional shares of Steel Connect, Inc. at a significant discount, resulting in substantial dilution in the economic interest and voting power of the 4.99-percent stockholder (or group). In addition, under certain circumstances in which Steel Connect, Inc is acquired in a merger or other business combination after an non-exempt stockholder (or group) becomes a 4.99-percent stockholder, each holder of the Right (other than the 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company’s common stock at a discount.

The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m. on the date that the votes of the stockholders of the Company with respect to the Company’s next annual meeting or special meeting of stockholders are certified (which date will be no later than January 18, 2019), unless the continuation of the Tax Plan is approved by the affirmative vote of the majority of shares of Common Stock present at such meeting of stockholders (in which case clause (ii) will govern); (ii) 11:59 p.m., on January 18, 2021; (iii) the time at which the Rights are redeemed or exchanged as provided in the Tax Plan; and (iv) the time at which the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of Tax Benefits.

Protective Amendment

On December 9, 2014, the Company’s stockholders voted in favor of an amendment to the Restated Certificate of Incorporation of the Company that was designed to protect the long-term tax benefits presented by our NOLs and the Certificate of Amendment of the Restated Certificate of Incorporation of the Company effecting such amendment was filed with the State of Delaware on December 29, 2014 (the “Original Protective Amendment”). The Original Protective Amendment expired in December 29, 2017. The Board has determined to replace the Original Protective Amendment with a new similar amendment to our Restated Certificate of Incorporation (the “Protective Amendment”). On March 6, 2018, the Board, subject to approval by stockholders, approved a Protective Amendment.

The Protective Amendment, which is designed to prevent certain transfers of our securities that could result in an ownership change. The Protective Amendment will not be put into effect unless and until it is approved by stockholders at the 2017 Meeting. Our new Tax Benefits Preservation Plan, dated as of January 19, 2018, with American Stock Transfer & Trust Company, LLC was entered into on January 19, 2018 following Board approval. The Tax Plan requires stockholder approval to remain in effect after the 2017 Meeting, and will expire immediately following the final adjournment of the 2017 Meeting if stockholder approval is not received.

IWCO Acquisition

As more fully described in Note 8 to these unaudited Condensed Consolidated Financial Statements, the Company completed the IWCO Acquisition on December 15, 2017. Going forward, the Company and IWCO will file a consolidated federal tax return. In purchase accounting, a deferred tax liability of $79.9 million was computed for IWCO, Inc. After considering the transaction, the projected combined results and available temporary differences from the acquired business, the Company has determined in accordance with ASC 805-740-30-3 that its valuation allowance in the same amount of IWCO’s full deferred tax liability may be released and the benefit be recognized in income.

The Tax Cuts and Jobs Act

In December 2017, the Tax Cuts and Jobs Act, or the Tax Act (“TCJA”), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $266.3 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact to the Company’s Statement of Operations as a result of reduction in tax rates. The total provision of $266.3 million included a provision of $296.1 million to income tax expense for the Company and a benefit of $29.8 million to income tax expense for IWCO.

Beginning on January 1, 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction. In accordance with ASC Topic 740, Income Taxes, and SAB 118, the Company has estimated that no provisional charge will be recorded related to the TCJA based on its initial analysis using available information and estimates. Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury Department about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than December 31, 2018. Other provisions of the TCJA that impact future tax years are still being assessed.

Our preliminary estimate of the TCJA and the remeasurement of our deferred tax assets and liabilities is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the TCJA and the remeasurement of our deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.

.

(14) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three and six months ended January 31, 2018 and 2017:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss)	$65,089	$(2,906)	$59,852	$(11,449)
Less: Preferred dividends on redeemable preferred stock	(259)	—	(259)	—

Net income (loss) attributable to common stockholders	$64,830	$(2,906)	$59,593	$(11,449)

Effect of dilutive securities:
5.25% Convertible Senior Notes	1,748	—	3,459	—
Redeemable preferred stock	259	—	259	—

Net income (loss) attributable to common stockholders after assumed conversions	$66,837	$(2,906)	$63,311	$(11,449)

Weighted average common shares outstanding	58,341	55,083	56,776	55,031
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible notes and convertible preferred stock	20,742	—	16,107	—

Weighted average number of common and potential common shares	79,083	55,083	72,883	55,031

Basic net earning (loss) per share attributable to common stockholders:	$1.11	$(0.05)	$1.05	$(0.21)
Diluted net earning (loss) per share attributable to common stockholders:	$0.85	$(0.05)	$0.87	$(0.21)

Basic earnings per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method).

For both the three and six months ended January 31, 2018, approximately 0.5 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and six months ended January 31, 2017, approximately 14.2 million and 14.5 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(15) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and employee and non-employee non-vested and vested shares for the three and six months ended January 31, 2018 and 2017, which was allocated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$1	$15	$12	$31
Selling, general and administrative	7,104	174	7,385	350

	$7,105	$189	$7,397	$381

During December 2017, the Board, upon the recommendation of the Special Committee and the Human Resources and Compensation Committee, of the Board (the “Compensation Committee”), approved equity grants to certain members of the Board, in each case effective upon the closing of the IWCO Acquisition and in consideration for current and future services to the Company and which are being accounted for in accordance with ASC 505-50, Equity—Equity Based Payments to Non-Employees. Certain of these non-employee awards are subject to market conditions in order to vest. Additionally, some of the awards are subject to shareholder approval. The expense for the three months ended January 31, 2018 related to these non-employee awards was $6.6 million.

At January 31, 2018, there was an immaterial balance of total unrecognized compensation cost related to Stock Options issued under the Company’s plans. At January 31, 2018, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(16) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2017	$7,522	$(3,376)	$167	$4,313
Foreign currency translation adjustment	3,926	—	—	3,926
Net unrealized holding gain on securities	—	—	16	16
Pension liability adjustments	—	26	—	26

Net current-period other comprehensive income	3,926	26	16	3,968

Accumulated other comprehensive income (loss) at January 31, 2018	$11,448	$(3,350)	$183	$8,281

(17) SEGMENT INFORMATION

The Company has five operating segments: Americas; Asia; Europe; Direct Marketing; and e-Business. Direct Marketing is a new operating segment which represents IWCO. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has four reportable segments: Americas, Asia, Europe and Direct Marketing. In addition to its four reportable segments, the Company reports an All Other category. The All Other category primarily represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, Notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated.

Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, amortization of intangible assets, long-lived asset impairment, share-based compensation, acquisition related costs and restructuring. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income to assist in evaluating the performance of the Company’s core operations.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(In thousands)
Net revenue:
Americas	$13,764	$27,183	$28,603	$53,061
Asia	36,290	38,861	79,802	81,734
Europe	37,893	44,910	76,283	90,091
Direct Marketing	56,913	—	56,913	—
All Other	6,259	6,614	12,040	14,009

	$151,119	$117,568	$253,641	$238,895

Operating income (loss):
Americas	$(2,285)	$(1,720)	$(4,484)	$(5,576)
Asia	15,730	2,312	19,899	4,089
Europe	(3,464)	40	(6,324)	(2,551)
Direct Marketing	(2,825)	—	(2,825)	—
All Other	(1,350)	(889)	(2,795)	(545)

Total Segment operating income (loss)	5,806	(257)	3,471	(4,583)
Corporate-level activity	(10,382)	(1,247)	(11,877)	(2,563)

Total operating loss	(4,576)	(1,504)	(8,406)	(7,146)

Total other expense	8,199	1,075	8,720	3,427

Loss before income taxes	$(12,775)	$(2,579)	$(17,126)	$(10,573)

Net revenue and operating loss associated with Direct Marketing is for the period from December 15, 2017 to January 31, 2018. The Direct Marketing operating loss includes certain purchase accounting adjustments associated with the IWCO acquisition.

	January 31, 2018	July 31, 2017
	(In thousands)
Total assets:
Americas	$21,944	$21,876
Asia	51,805	63,819
Europe	57,039	64,639
Direct Marketing	646,840	—
All Other	20,020	20,703

Sub-total - segment assets	797,648	171,037
Corporate	72,462	110,261

	$870,110	$281,298

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(In thousands)
Supply chain services	$87,947	$110,954	$184,688	$224,886
Direct Marketing	56,913	—	56,913	—
e-Business services	6,259	6,614	12,040	14,009

	$151,119	$117,568	$253,641	$238,895

As of January 31, 2018, approximately $567.6 million of the Company’s long-lived assets were located in the U.S.A. As of July 31, 2017, approximately $9.3 million of the Company’s long-lived assets were located in the U.S.A.

For the three months ended January 31, 2018, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $72.0 million, $28.2 million, $16.5 million and $18.3 million, respectively. For the three months ended January 31, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $27.5 million, $31.9 million, $20.0 million and $21.7 million, respectively.

For the six months ended January 31, 2018, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $87.1 million, $63.0 million, $31.8 million and $40.8 million, respectively. For the six months ended January 31, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $54.3 million, $68.1 million, $36.8 million and $48.0 million, respectively.

(18) RELATED PARTY TRANSACTIONS

Preferred Stock Transaction and Warrant Repurchase

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company’s newly created Series C Convertible Preferred Stock, par value $0.01 per share (the Preferred Stock), to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, which has been filed with the Secretary of State of the State of Delaware.

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the our Common Stock, at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive cumulative dividends at 6% per annum payable in cash or Common Stock. If at any time the closing bid price of the Company’s Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.

The Preferred Stock Transaction was approved and recommended to the Board by the Special Committee of the Board. Each member of the Special Committee was independent and not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.

On December 15, 2017, contemporaneously with the closing of the Preferred Stock Transaction, the Company entered into a Warrant Repurchase Agreement with Steel Holdings, an affiliate of SPHG Holdings, pursuant to which the Company repurchased for $100 the warrant to acquire 2,000,000 shares of the Common Stock that the Company had previously issued to Steel Holdings. The Warrant, which was to expire in 2018, was terminated by the Company upon repurchase.

Management Services Agreement

December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC (“SP Corporate”), effective as of January 1, 2015 (as amended, the “Management Services Agreement”). SP Corporate is an indirect wholly owned subsidiary of Steel Holdings and is a related party. Pursuant to the Management Services Agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services.

The Management Services Agreement had an initial term of six months. On June 30, 2015, the Company entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015 and provided for automatic renewal for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of certain termination fees to SP Corporate. On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”) pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the amendment. SPH Services is the parent of SP Corporate and an affiliate of SPHG Holdings. On March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company (the “Transfer Agreement”). SP Corporate and Steel Partners LLC merged with and into SPH Services, with SPH Services surviving. SPH Services has since changed its name to Steel Services Ltd. (“Steel Services”). On September 1, 2017, the Company entered into a Third Amendment to the Management Services Agreement, which reduced the fixed monthly fee paid by the Company to Steel Services under the Management Services Agreement from $175,000 per month to $95,641 per month. The monthly fee is subject to review and adjustment by agreement between the Company and Steel Services for periods commencing in fiscal 2016 and beyond. Additionally, the Company may be required to reimburse Steel Services and its affiliates for all reasonable and necessary business expenses incurred on our behalf in connection with the performance of the services under the Management Services Agreement, including travel expenses. The Management Services Agreement provides that, under certain circumstances, the Company may be required to indemnify and hold harmless Steel Services and its affiliates and employees from any claims or liabilities by a third party in connection with activities or the rendering of services under the Management Services Agreement. Total expenses incurred related to this agreement for the three and six months ended January 31, 2018 were $0.4 million and $0.9 million, respectively. Total expenses incurred related to this agreement for the three and six months ended January 31, 2017 were $0.5 million and $1.1 million, respectively. As of January 31, 2018 and July 31, 2017, amounts due to SP Corporate and Steel Services were $0.5 million and $0.3 million, respectively.

The Related Party Transactions Committee of the Board (the “Related Party Transactions Committee”) approved the entry into the Management Services Agreement (and the first two amendments thereto) and the Transfer Agreement. The Audit Committee of the Board of Directors (the “Audit Committee”) approved the third amendment to the Management Services Agreement. The Related Party Transactions Committee held the responsibility to review, approve and ratify related party transactions from November 20, 2014, until October 11, 2016. On October 11, 2016, the Board adopted a Related Person Transaction Policy that is administered by the Audit Committee and applies to all related party transactions. As of October 11, 2016, the Audit Committee reviews all related party transactions on an ongoing basis and all such transactions must be approved or ratified by the Audit Committee.

On December 15, 2017, the Board, upon the recommendation of the Special Committee and the Compensation Committee, approved a total of 5.5 million restricted stock grants and market performance based restricted stock grants to non-employee directors Messrs. Howard, Fejes and Lichtenstein, the Executive Chairman of the Board, in each case effective upon the closing of the IWCO Acquisition (the “Grant Date”) and in consideration for current and future services to the Company. Messrs. Howard, Fejes and Lichtenstein are all affiliated with Steel Holdings GP, which is a wholly-owned subsidiary of Steel Holdings. These awards were measured based on the fair market value on the Grant Date. Total expense incurred relating to these grants for the three and six months ended January 31, 2018 was $6.6 million.

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. An officer of SP Corporate and of the General Partner of Steel Holdings is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the three and six months ended January 31, 2018 and 2017, Mutual Securities received an immaterial amount in commissions associated with these transactions.

(19) FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

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

The carrying value of cash and cash equivalents, accounts receivable, funds held for clients, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company’s Trading Securities are estimated using quoted market prices. The defined benefit plans have assets invested in insurance contracts and bank-managed portfolios. Conservation of capital with some conservative growth potential is the strategy for the plans. The Company’s pension plans are outside the United States, where asset allocation decisions are typically made by an independent board of trustees. Investment objectives are aligned to generate returns that will enable the plans to meet their future obligations. The Company acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each plan, with final decisions on asset allocation and investment manager made by local trustees.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of January 31, 2018 and July 31, 2017, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	January 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$41,034	$41,034	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,898	$11,898	$—	$—
Money market funds	85,683	85,683	—	—

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

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, accounts payable, funds held for clients and debt, and are reflected in the financial statements at cost. With the exception of the Notes payable and long-term debt, cost approximates fair value for these items due to their short-term nature. We believe that the carrying value of our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates.

Included in Trading Securities in the accompanying balance sheet are marketable equity securities. These instruments are valued at quoted market prices in active markets. Included in cash and cash equivalents in the accompanying balance sheet are money market funds. These are valued at quoted market prices in active markets.

The following table presents the Company’s Notes payable not carried at fair value:

	January 31, 2018		July 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$62,062	$66,188	$59,758	$63,852	Level 1

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

Overview

Steel Connect, Inc. provides comprehensive physical and digital supply chain optimization services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. We provide services to leading companies across a wide spectrum of industries, including consumer electronics, communications, computing, medical devices, software, and retail, among others. The Supply Chain Business operations are supported by a global footprint that includes more than 20 sites across North America, Europe, and the Asia Pacific region.

IWCO Direct delivers highly-effective data-driven marketing solutions for its customers, which represent some of the largest and most respected brands in the world. Its full range of services includes strategy, creative and production for multichannel marketing campaigns, along with one of the industry’s most sophisticated postal logistics programs for direct mail. Through its Mail-Gard® product, IWCO Direct also offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services. IWCO Direct is the largest direct mail production provider in North America, with the largest platform of continuous digital print technology and a growing direct marketing agency service. Their solutions enable customers to improve Customer Lifetime Value (CLV), which in turn, has led to and longer customer relationships.

IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg PA.

ModusLink operates an integrated physical and digital supply chain system infrastructure that extends from front-end order management through distribution and returns management. This end-to-end solution enables clients to link supply and demand in real-time, improve visibility and performance throughout the supply chain, and provide real-time access to information for greater collaboration and making informed business decisions. We believe that our clients can benefit from our global integrated business solution, especially given the increased usage of connected devices and digitalized solutions.

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

Many of ModusLinks clients’ products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season. Furthermore, many of our clients’ have global operations and we believe they have been adversely impacted by continued economic pressures in certain global regions.

As a large portion of ModusLink’s revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance within these sectors and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue, gross margin and overall operating performance. Additionally, the markets for our services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management, and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our business are low. We have developed plans and will continue to monitor plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, drive process and efficiency reforms and other actions designed to improve the productivity of our operations.

IWCO’s services include (a) development of direct mail marketing strategies (b) creative services to design direct mail (c) printing and compiling of direct mail pieces into envelopes ready for mailing (d) comingling services to sort mail produced for various customers, by destination to achieve postal savings (e) also business continuity and disaster recovery services to protect against unexpected business interruptions. The major markets served by IWCO include Financial Services, Multiple-System Operations (cable or direct-broadcast satellite TV systems) Insurance and to a lesser extent Subscription/ Services, Healthcare, Travel/Hospitality and other. Direct mail is a critical piece of marketing for most of its current customers. The customers served by IWCO include some of the biggest brands in the world with the top ten customers accounting for 52% of its revenues, with no single customer accounting for greater than 7% of its revenues included in the period from the acquisition date of December 15, 2017 to January 31, 2018. IWCO’s differentiators include but not limited to its capacity to satisfy Tier 1 marketers, provide attractive economics to its clients and provides innovation on various formats. Management believes that direct mail will remain an important part of its customer’s budgets for the foreseeable future.

Historically, a limited number of key clients have accounted for a significant percentage of our revenue. For the three months ended January 31, 2018, our top ten clients collectively accounted for approximately 48% of our net revenue. We expect to continue to derive the vast majority of our revenue from sales to a small number of key clients, and we plan to expand into new markets and over time, diversify the concentration of revenue across additional clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the three months ended January 31, 2018, the Company reported net revenue of $151.1 million, operating loss of $4.6 million, loss before income taxes of $12.8 million and net income of $65.1 million. For the six months ended January 31, 2018, the Company reported net revenue of $253.6 million, operating loss of $8.4 million, loss before income taxes of $17.1 million and net income of $59.9 million.

For the three months ended January 31, 2017, the Company reported net revenue of $117.6 million, operating loss of $1.5 million, loss before income taxes of $2.6 million and net loss of $2.9 million. For the six months ended January 31, 2017, the Company reported net revenue of $238.9 million, operating loss of $7.1 million, loss before income taxes of $10.6 million and net loss of $11.4 million.

At January 31, 2018, we had cash and cash equivalents of $106.4 million, and working capital of $70.6 million.

Basis of Presentation

The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has five operating segments: Americas; Asia; Europe; Direct Marketing; and e-Business. The Company has four reportable segments: Americas, Asia, Europe and Direct Marketing. In addition to its four reportable segments, the Company reports an All Other category. The All Other category primarily represents the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal and finance, which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, Notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended January 31, 2018 compared to the three months ended January 31, 2017

Net Revenue:

	Three Months Ended January 31, 2018	As a % of Total Net Revenue	Three Months Ended January 31, 2017	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$13,764	9.1%	$27,183	23.1%	$(13,419)	(49.4%)
Asia	36,290	24.0%	38,861	33.1%	(2,571)	(6.6%)
Europe	37,893	25.1%	44,910	38.2%	(7,017)	(15.6%)
Direct Marketing	56,913	37.7%	—	0.0%	56,913	—
All Other	6,259	4.1%	6,614	5.6%	(355)	(5.4%)

Total	$151,119	100.0%	$117,568	100.0%	$33,551	28.5%

Net revenue increased by approximately $33.6 million during the three months ended January 31, 2018, as compared to the same period in the prior year. This change in net revenue was primarily driven by the increase in revenue associated with the acquisition of IWCO, offset by decreased revenues from clients in the consumer electronics and consumer products industries. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended January 31, 2018 as compared to the same period in the prior year.

During the three months ended January 31, 2018, net revenue in the Americas region decreased by approximately $13.4 million. This decrease in net revenue was primarily driven by decreased revenues from clients in the consumer electronics and consumer products industries. Within the Asia region, the net revenue decrease of approximately $2.6 million primarily resulted from lower revenues from programs in the consumer electronics market, partially offset by increase in revenues from a program in the computing industry. Within the Europe region, net revenue decreased by approximately $7.0 million primarily due to lower revenues from clients in the consumer electronics and computing industries. Net revenue for All Other decreased by approximately $0.4 million primarily due to lower revenues from clients in the consumer electronics and consumer products industries.

Cost of Revenue:

	Three Months Ended January 31, 2018	As a % of Segment Net Revenue	Three Months Ended January 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$14,330	104.1%	$26,177	96.3%	$(11,847)	(45.3%)
Asia	28,935	79.7%	32,085	82.6%	(3,150)	(9.8%)
Europe	37,792	99.7%	41,135	91.6%	(3,343)	(8.1%)
Direct Marketing	47,505	83.5%	—	0.0%	47,505	—
All Other	5,607	89.6%	6,973	105.4%	(1,366)	(19.6%)

Total	$134,169	88.8%	$106,370	90.5%	$27,799	26.1%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended January 31, 2018 included materials procured on behalf of our supply-chain clients of $55.0 million, as compared to $68.0 million for the same period in the prior year, a decrease of $13.0 million. Total cost of revenue increased by $27.8 million for the three months ended January 31, 2018, as compared to the same period in the prior year, primarily due to the increase in cost of revenue associated with the acquisition of IWCO which included a $7.0 million a non-cash charge related to a fair value “step-up” to work-in-process inventory which was recognized during the three month period ended January 31, 2018, partially offset by lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. Gross margin percentage for the current quarter increased to 11.2% from 9.5% in the prior year quarter, primarily due to the acquisition of IWCO, partially offset by a reduction in revenues in the Americas and Europe. For the three months ended January 31, 2018, the Company’s gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments were -4.1%, 20.3%, 0.3% and 16.5%, respectively, as compared to gross margin percentages within the Americas, Asia and Europe segments of 3.7%, 17.4% and 8.4%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended January 31, 2018.

In the Americas, the 7.8 percentage point decrease in gross margin, from 3.7% to -4.1%, was primarily due to declines in material costs and a reduction in force, offset by a corresponding unfavorable shift in volumes from clients in the consumer electronics and consumer products industries. In Asia, the 2.9 percentage point increase in gross margin, from 17.4% to 20.3%, was primarily due to product mix despite the decline in revenues. In Europe, the 8.1 percentage point decrease in gross margin, from 8.4% to 0.3%, was attributable to an unfavorable revenue mix associated with clients in the consumer electronics market. The gross margin for All Other was 10.4% for the three months ended January 31, 2018 as compared to -5.4% for the same period of the prior year. This increase of 15.8 percentage points was due to a favorable revenue mix primarily associated with clients in the consumer products and computing industries.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2018	As a % of Segment Net Revenue	Three Months Ended January 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,719	12.5%	$2,537	9.3%	$(818)	(32.2%)
Asia	4,317	11.9%	4,119	10.6%	198	4.8%
Europe	3,565	9.4%	3,583	8.0%	(18)	(0.5%)
Direct Marketing	8,126	14.3%	—	—	8,126	—
All Other	1,998	31.9%	440	6.7%	1,558	354.1%

Sub-total	19,725	13.1%	10,679	9.1%	9,046	84.7%
Corporate-level activity	10,382		1,247		9,135	732.6%

Total	$30,107	19.9%	$11,926	10.1%	$18,181	152.4%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended January 31, 2018 increased by approximately $18.2 million compared to the three-month period ended January 31, 2017, primarily due to the additional selling, general and administrative expenses associated with the Direct Marketing segment ($8.1 million), higher professional fees associated with the acquisition of IWCO ($2.2 million), higher share-based compensation expense ($6.9 million) which are recorded as part of Corporate-level-activity, as well as other general and administrative costs. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended January 31, 2018.

Amortization of Intangible Assets:

The intangible asset amortization of $4.1 million, during the three months ended January 31, 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years.

Restructuring, net:

	Three Months Ended January 31, 2018	As a % of Segment Net Revenue	Three Months Ended January 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$—	0.0%	$189	0.7%	$(189)	(100.0%)
Asia	—	0.0%	345	0.9%	(345)	(100.0%)
Europe	—	0.0%	152	0.3%	(152)	(100.0%)
All Other	4	0.1%	90	1.4%	(86)	(95.6%)

Total	$4	0.0%	$776	0.7%	$(772)	(99.5%)

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

Interest Income/Expense:

During the three months ended January 31, 2018 and 2017, interest expense totaled approximately $6.6 million and $2.1 million, respectively. The increase in interest expense is primarily due to the additional debt associated with the acquisition of IWCO.

Other Gains (Losses), net:

The Company recorded foreign exchange gains (losses) of approximately $(1.4) million and $29 thousand during the three months ended January 31, 2018 and 2017, respectively. For the three months ended January 31, 2018, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(2.3) million, $1.3 million and $(0.7) million in Corporate, Europe and Asia, respectively. For the three months ended January 31, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.6 million, $(0.5) million and $(0.1) million in Corporate, Asia and Europe, respectively.

During the three months ended January 31, 2017, the Company recognized $1.0 million in net gains associated with its Trading Securities.

Income Tax Expense:

During the three months ended January 31, 2018, the Company recorded income tax benefit of approximately $77.7 million, as compared to income tax expense of $0.7 million for the same period in the prior fiscal year. The income tax benefit in the current quarter is related to the reduction of the Company’s valuation allowance associated with the IWCO acquisition of approximately $79.9 million, partially offset by income tax expense in certain jurisdictions where the Company operates, using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Results of Operations

Six months ended January 31, 2018 compared to the six months ended January 31, 2017

Net Revenue:

	Six Months Ended January 31, 2018	As a % of Total Net Revenue	Six Months Ended January 31, 2017	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$28,603	11.3%	$53,061	22.2%	$(24,458)	(46.1%)
Asia	79,802	31.5%	81,734	34.2%	(1,932)	(2.4%)
Europe	76,283	30.1%	90,091	37.7%	(13,808)	(15.3%)
Direct Marketing	56,913	22.4%	—	0.0%	56,913	—
All Other	12,040	4.7%	14,009	5.9%	(1,969)	(14.1%)

Total	$253,641	100.0%	$238,895	100.0%	$14,746	6.2%

Net revenue increased by approximately $14.8 million during the six months ended January 31, 2018, as compared to the same period in the prior year. This change in net revenue was primarily driven by the increase in revenue associated with the acquisition of IWCO, offset by decreased revenues from clients in the consumer electronics and consumer products industries. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended January 31, 2018 as compared to the same period in the prior year.

During the six months ended January 31, 2018, net revenue in the Americas region decreased by approximately $24.5 million. This decrease in net revenue was primarily driven by decreased revenues from clients in the consumer electronics and consumer products industries. Within the Asia region, the net revenue decrease of approximately $1.9 million primarily resulted from lower revenues from programs in the consumer electronics market, partially offset by increase in revenues from a program in the computing industry. Within the Europe region, net revenue decreased by approximately $13.8 million primarily due to lower revenues from clients in the consumer electronics industry. Net revenue for All Other decreased by approximately $2.0 million primarily due to lower revenues from clients in the consumer electronics industry.

Cost of Revenue:

	Six Months Ended January 31, 2018	As a % of Segment Net Revenue	Six Months Ended January 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$29,632	103.6%	$52,965	99.8%	$(23,333)	(44.1%)
Asia	63,960	80.1%	67,714	82.8%	(3,754)	(5.5%)
Europe	75,520	99.0%	84,392	93.7%	(8,872)	(10.5%)
Direct Marketing	47,505	83.5%	—	—	47,505	—
All Other	11,000	91.4%	13,293	94.9%	(2,293)	(17.2%)

Total	$227,617	89.7%	$218,364	91.4%	$9,253	4.2%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the six months ended January 31, 2018 included materials procured on behalf of our supply-chain clients of $115.6 million, as compared to $136.9 million for the same period in the prior year, a decrease of $21.3 million. Total cost of revenue increased by $9.3 million for the six months ended January 31, 2018, as compared to the same period in the prior year, primarily due to lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries, offset by an increase in cost of revenue associated with the acquisition of IWCO. Gross margin percentage for the current quarter increased to 10.3% from 8.6% in the prior year quarter, primarily due to the acquisition of IWCO, partially offset by a reduction in revenues in the Americas and Europe. For the six months ended January 31, 2018, the Company’s gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments were -3.6%, 19.9%, 1.0% and 16.5%, respectively, as compared to gross margin percentages within the Americas, Asia and Europe segments of 0.2%, 17.2% and 6.3%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended January 31, 2018.

In the Americas, the -3.8 percentage point decline in gross margin, from 0.2% to -3.6%, was primarily due to declines in material costs and a reduction in force, offset by a corresponding unfavorable shift in volumes from clients in the consumer electronics and consumer products industries. In Asia, the 2.7 percentage point increase in gross margin, from 17.2% to 19.9%, was primarily due to product mix despite a decline in revenues. In Europe, the 5.3 percentage point decrease in gross margin, from 6.3% to 1.0%, was attributable to an unfavorable revenue mix associated with clients in the consumer electronics market. The gross margin for All Other was 8.6% for the six months ended January 31, 2018 as compared to 5.1% for the same period of the prior year. This increase of 3.5 percentage points was due to a favorable revenue mix primarily associated with clients in the consumer products and computing industries.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2018	As a % of Segment Net Revenue	Six Months Ended January 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$3,428	12.0%	$5,186	9.8%	$(1,758)	(33.9%)
Asia	8,634	10.8%	9,077	11.1%	(443)	(4.9%)
Europe	7,085	9.3%	7,557	8.4%	(472)	(6.2%)
Direct Marketing	8,126	14.3%	—	—	8,126	—
All Other	3,824	31.8%	1,144	8.2%	2,680	234.3%

Sub-total	31,097	12.3%	22,964	9.6%	8,133	35.4%
Corporate-level activity	11,877		2,563		9,314	363.4%

Total	$42,974	16.9%	$25,527	10.7%	$17,447	68.3%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the six months ended January 31, 2018 increased by approximately $17.4 million compared to the six month period ended January 31, 2017, primarily due to the additional selling, general and administrative expenses associated with the Direct Marketing segment ($8.1 million), higher professional fees associated with the acquisition of IWCO ($2.2 million), higher share-based compensation expense ($6.9 million) which are recorded as part of Corporate-level-activity, as well as other general and administrative costs. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended January 31, 2018.

Amortization of Intangible Assets:

The intangible asset amortization of $4.1 million, during the six months ended January 31, 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years.

Restructuring, net:

	Six Months Ended January 31, 2018	As a % of Segment Net Revenue	Six Months Ended January 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$27	0.1%	$486	0.9%	$(459)	(94.4%)
Asia	1	0.0%	854	1.0%	(853)	(99.9%)
Europe	2	0.0%	693	0.8%	(691)	(99.7%)
All Other	11	0.1%	117	0.8%	(106)	(90.6%)

Total	$41	0.0%	$2,150	0.9%	$(2,109)	(98.1%)

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

Interest Income/Expense:

During the six months ended January 31, 2018 and 2017, interest income was $0.3 million and $0.2 million, respectively.

During the six months ended January 31, 2018 and 2017, interest expense totaled approximately $8.7 million and $4.1 million, respectively. The increase in interest expense primarily due to the additional debt associated with the acquisition of IWCO.

Other Gains (Losses), net:

The Company recorded foreign exchange gains (losses) of approximately $(2.1) million and $0.4 million during the six months ended January 31, 2018 and 2017, respectively. For the six months ended January 31, 2018, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(2.2) million, $1.0 million and $(1.1) million in Corporate, Europe and Asia, respectively. For the six months ended January 31, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $1.3 million, $(0.4) million and $(0.4) million in Corporate, Asia and Europe, respectively.

During the six months ended January 31, 2018, the Company recognized $2.7 million in net non-cash losses associated with its Trading Securities. During the six months ended January 31, 2018, the Company recognized $4.6 million in net cash gains associated with its Trading Securities.

Income Tax Expense:

During the six months ended January 31, 2018, the Company recorded income tax benefit of approximately $76.6 million. During the six months ended January 31, 2017, the Company recorded income tax expense of approximately $1.8 million. The income tax benefit during the six months ended January 31, 2018 is related to the reduction of the Company’s valuation allowance associated with the IWCO acquisition of approximately $79.9 million partially offset by income tax expense in certain jurisdictions where the Company operates, using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of January 31, 2018, the Company had available cash and cash equivalents of $106.4 million. As of January 31, 2018, the Company had approximately $27.0 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $2.5 million is considered permanently invested due to certain restrictions under local laws, and $24.5 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

For the Company, earnings and profits have been calculated at each subsidiary. The Company’s foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment has been made to U.S. taxable income in 2017 relating to this aspect of the new tax law. In future years, under the new tax law the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the ModusLink Borrowers) entered into a revolving credit and security agreement (the Credit Agreement), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions. For greater clarity, if the undrawn availability, as more fully described in the Credit Agreement, is either equal to or less than $10.0 million, or the aggregate principal balance of the loans plus the undrawn amount of all letters of credit in each case outstanding on any date is equal to or greater than $30.0 million; then compliance with the minimum fixed charge coverage ratio is required. If triggered, the minimum fixed charge coverage ratio to be maintained, as of the end of each fiscal month, for the trailing period of twelve consecutive fiscal months then ended, would be not less than 1.0 to 1.0. As of January 31, 2018 and July 31, 2017, the Company did not have any balance outstanding on the PNC Bank credit facility.

On March 18, 2014, the Company entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the Notes). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three months ended January 31, 2018. The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. As of January 31, 2018 and July 31, 2017, the principal amount of the Notes was $67.6 million, for both periods. As of January 31, 2018 and July 31, 2017, the net carrying value of the Notes was $62.1 million and $59.8 million, respectively.

On December 15, 2017, MLGS, a wholly owned subsidiary of the Company, entered into a Financing Agreement (the Financing Agreement), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as Borrower), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the Guarantors), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, as described above, Borrower became the borrower under the Financing Agreement

The Financing Agreement provides for $393.0 million term loan facility (the Term Loan) and a $25.0 million revolving credit facility (collectively, the Cerberus Credit Facility). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower’s option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility will be at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1,500,000 and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any fiscal year, any voluntary prepayments of the Term Loan shall be credited against the Borrower’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO’s subsidiaries. The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the three months ended January 31, 2018, the Company did not trigger any of these covenants. During the first quarter of fiscal year 2017, the Company adopted ASU No. 2015-03. As such, the debt issuance costs are capitalized as a reduction of the principal amount of Term Loan on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Term Loan. As of January 31, 2018, the Company had $6.0 million outstanding on the revolving credit facility. As of January 31, 2018, the principal amount outstanding on the Term Loan was $393.0 million. As of January 31, 2018, the current and long-term net carrying value of the Term Loan was $391.7 million.

Consolidated working capital was $70.6 million at January 31, 2018, compared with $108.7 million at July 31, 2017. Included in working capital were cash and cash equivalents of $106.4 million at January 31, 2018 and $110.7 million at July 31, 2017.

Net cash provided by (used in) operating activities was $5.4 million for the six months ended January 31, 2018, as compared to $(17.1) million in the prior year period. The $22.5 million change in net cash provided by operating activities as compared with the same period in the prior year was primarily due to the $71.3 million improvement in the Company’s net income associated with the tax benefit related to the acquisition of IWCO. During the six months ended January 31, 2018, non-cash items within net cash provided by operating activities included depreciation expense of $5.6 million, amortization of intangible assets of $4.1, amortization of deferred financing costs of $0.4 million, accretion of debt discount of $2.1 million, share-based compensation of $7.4 million, non-cash gains, net, of $12.4 million and gains on investments in affiliates of $0.4 million. During the six months ended January 31, 2017, non-cash items within net cash provided by operating activities included depreciation expense of $4.1 million, amortization of deferred financing costs of $0.3 million, accretion of debt discount of $1.9 million, share-based compensation of $0.4 million, non-cash gains, net, of $0.5 million and gains on investments in affiliates of $0.9 million.

The Company believes that its cash flows related to operating activities of continuing operations are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector, the market for outsourcing services and the continued positive operations of IWCO, as discussed above in the “Overview” section.

Investing activities provided (used) cash of $(443.8) million and $3.4 million during the six months ended January 31, 2018 and 2017, respectively. The $443.8 million of cash used in investing activities during the six months ended January 31, 2018 was primarily comprised of $469.2 in payments associated with the acquisition of IWCO, $9.3 million in capital expenditures, offset by $20.6 million in proceeds associated with the sale of property and equipment, $13.8 in proceeds from the sale of Trading Securities and $0.4 million in proceeds from investments in affiliates. The $3.4 million of cash provided in investing activities during the six months ended January 31, 2017 was comprised of $5.8 million in proceeds from the sale of Trading Securities and $0.9 million in proceeds from investments in affiliates, offset by $3.3 million in capital expenditures.

Financing activities provided cash of $432.6 million during the six months ended January 31, 2017, which primarily related to the $393.0 million in net proceeds from the Term Loan associated with the IWCO Acquisition, $35.0 million in in proceeds associated with the issuance of convertible preferred stock and $6.0 million in proceeds from the revolving line of credit. Financing activities used cash of $1.9 million during the six months ended January 31, 2017, which primarily related to the purchase of the Company’s Convertible Notes of $1.8 million and payments on capital lease obligations of $0.1 million.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents, the PNC Credit Agreement, the revolving credit facility noted above and cash, if any, provided by operating activities. At January 31, 2018 and July 31, 2017, the Company had cash and cash equivalents and Trading Securities of $106.6 million and $122.6 million, respectively. At January 31, 2018 and July 31, 2017, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $6.8 million and $16.0 million, respectively. At January 31, 2018, the Company had a readily available borrowing capacity under its Cerberus revolving Credit Facility of $19.0.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2017 and January 31, 2018. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.8 million as of January 31, 2018. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2018, the Company had no recorded liabilities with respect to these arrangements.

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

During the six months ended January 31, 2018, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

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

Interest Rate Risk

As of January 31, 2018 and July 31, 2017, the Company did not have an outstanding balance on the PNC Bank credit facility. As of January 31, 2018, the Company had $6.0 million outstanding on the Cerberus revolving credit facility. As of January 31, 2018, the principal amount outstanding on the Term Loan was $393.0 million. Based on outstanding borrowings as of January 31, 2018, the effect of a 100 basis point change in current interest rates on annualized interest expense would be approximately $4.0 million.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. From time to time, the Company has used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of January 31, 2018 and July 31, 2017, there were no foreign currency forward contracts outstanding.

Revenues from our foreign operating segments accounted for approximately 49.1% and 71.3% of total revenues during the three months ended January 31, 2018 and 2017, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended January 31, 2018 and 2017, we recorded a foreign currency translation gain (loss) of approximately $3.6 million and $(0.7) million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three months ended January 31, 2018 and 2017, we recorded net realized and unrealized foreign currency transaction and remeasurement gains (losses) of approximately $(1.4) million and $29 thousand, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below as well as a material weakness in internal controls over financial reporting as reported in the Company’s 10-K for the period ended July 31, 2017, as filed with the SEC on October 16, 2017, our disclosure controls and procedures were not effective as of January 31, 2018.

In connection with the preparation of the Form 10-Q for the three and six months ended January 31, 2018, the Company determined that, due to certain communication and monitoring errors in connection with the preparation and review of our income tax provision that was specific to our acquisition of IWCO Direct Holdings, Inc. the tax provision for the Company would have been incorrect and would have resulted in the income tax benefit being materially overstated by $6.9 million for the current quarter ended January 31, 2018. Specifically, we did not design effective controls related to the review of the fair value adjustments used in the calculation of our income tax provision and failed to recognize the tax expense associated with an estimate for non-routine transactions. This error was detected prior to the issuance of our Form 10-Q for the quarter ended January 31, 2018.

As a result of the item described above, we corrected our consolidated financial statements for the quarter ended January 31, 2018. The errors did not impact any prior periods.

These clerical errors resulted from the deficiency referenced in the above paragraph. We have concluded that such deficiency constituted a material weakness in the Company’s internal controls. Management is in the process of remediating the internal controls weakness related to income tax. Nevertheless, the Company may continue to report the above material weakness while sufficient evaluation of newly established procedures and controls occurs.

Notwithstanding the material weakness, management has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

Management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness in the e-Business segment throughout the fiscal year 2017 and 2018. These remediation efforts, outlined below, are intended both to address the identified material weakness and to enhance the Company’s overall financial control environment.

•	Management has enhanced the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions, controls, including access controls. This deficiency was not effectively remediated during the three months ended January 31, 2018 primarily due to the number of access rights, segregation of duties and review controls not sufficiently documented for a sufficient period of time, primarily within the e-Business segment.

•	Management has enhanced the design and precision level of existing monitoring controls to provide additional controls supporting the reporting process.

•	A significant amount of remediation was performed in implementing additional policies, improved processes and documented procedures relating to our financial statement close processes and procedures within the e-Business and Americas segments.

•	We will continue to engage a nationally recognized accounting firm to provide assistance and guidance in designing, implementing and testing the Company’s internal controls during the year.

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

Changes in Internal Control over Financial Reporting

On December 15, 2017, the Company acquired IWCO Direct as more fully described in Note 8. During the initial transition period following the acquisition, we enhanced our internal controls to ensure all financial information related to the acquisition was properly reflected in our consolidated financial statements.

Except as described in the preceding paragraph, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 5.	Other Information:

As previously reported by Steel Connect, Inc. (the “Company”) on October 5, 2017, the Company received a letter from The NASDAQ Stock Market LLC (the “Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5605(c)(2) (the “Rule”), which requires that an audit committee consist of at least three members, each of whom is independent. As previously reported, this deficiency was caused by the September 29, 2017, passing of Anthony Bergamo, who served as an independent director on the Company’s Board of Directors (the “Board”) and as the chair of the Board’s audit committee (the “Audit Committee”). Prior to his passing, Mr. Bergamo also served on the Board’s Human Resources and Compensation Committee (the “Compensation Committee”) and Nominating and Corporate Governance Committee (the “Governance Committee”).

On March 6, 2018, the Board appointed Philip E. Lengyel to the Audit Committee to fill the vacancy created by Mr. Bergamo’s passing. Mr. Lengyel has served on the Board since May 2014 and also serves on the Compensation Committee and Governance Committee. As a result of Mr. Lengyel’s appointment to the Audit Committee, the Audit Committee is now composed of three independent directors.

On March 8, 2018, the Company notified the Nasdaq concerning Mr. Lengyel’s appointment to the Audit Committee. On March 13, 2018, the Company received a letter from the Nasdaq notifying the Company that, based on the information the Company provided to the Nasdaq regarding the appointment of Mr. Lengyel to the Audit Committee, the Nasdaq has determined that the Company has regained compliance with the Rule and this matter is now closed.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Except as provided below, there have not been any material changes from the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2017. In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” discussed in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Risks Related to Acquisitions

We may not be able to achieve the anticipated synergies and benefits from business acquisitions, including our recent acquisition of IWCO Direct Holdings Inc.

Part of our business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. On December 15, 2017, we acquired IWCO Direct Holdings Inc. and its subsidiaries. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures under Company control, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced.

Risks Related to our Indebtedness

On December 15, 2017, MLGS, a wholly owned subsidiary of the Company, entered into a Financing Agreement by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as Borrower), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the Guarantors), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, Borrower became the borrower under the Financing Agreement. The Financing Agreement provides for $393.0 million term loan facility and a $25.0 million revolving credit facility (collectively, the Cerberus Credit Facility). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the ModusLink Borrowers) entered into a revolving credit and security agreement (the Credit Agreement), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature.

As of January 31, 2018 and July 31, 2017, the Company did not have an outstanding balance on the PNC Bank credit facility. As of January 31, 2018, the Company had $6.0 million outstanding on the Cerberus revolving credit facility. As of January 31, 2018, the principal amount outstanding on the Term Loan was $393.0 million.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

Our indebtedness could have important consequences for us and our stockholders. For example, our Financing Agreement and our Credit Agreement (together, the “Debt Agreements”) require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

•	increase our vulnerability to adverse economic and competitive pressures in our industry;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and

•	limit our ability to borrow additional funds on terms that are acceptable to us or at all.

The Debt Agreements governing our indebtedness contain restrictive covenants that will restrict our operational flexibility and require that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under the Debt Agreements.

The Debt Agreements governing our indebtedness contain affirmative and negative covenants, including with regard to specified financial ratios, that limit and restrict our operations and may hamper our ability to engage in activities that may be in our long-term best interests. Events beyond our control could affect our ability to meet these and other covenants under the Debt Agreements. Our failure to comply with our covenants and other obligations under the Debt Agreements may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and shareholders may lose all of their investment.

Our ability to make scheduled payments on or to refinance our obligations will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Increases in interest rates could adversely affect our results from operations and financial condition.

An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Note applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated December 15, 2017, by and among ModusLink Global Solutions, Inc., MLGS Merger Company, Inc., IWCO Direct Holdings Inc., CSC Shareholder Services, LLC (solely in its capacity as representative), and the stockholders of IWCO Direct Holdings Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017 (File No. 001-35319). Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

3.1	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ModusLink Global Solutions, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2017, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017 (File No. 001-35319).

3.2	Certificate of Designation of Rights, Preferences and Privileges of Series D Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on January 19, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018 (File No. 001-35319).

3.3	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on February 20, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2018 (File No. 001-35319).

4.1	Tax Benefits Preservation Plan, dated as of January 19, 2018, by and between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018 (File No. 001-35319).

10.1*	Sale and Purchase Agreement, dated October 5, 2017, between ModusLink Pte. Ltd. and Far East Group Limited.

10.2	Financing Agreement dated as of December 15, 2017, by and among IWCO Direct Holdings Inc., MLGS Merger Company, Inc., Instant Web, LLC, certain subsidiaries of IWCO Direct Holdings Inc. identified on the signature pages thereto, the lenders from time to time party hereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017 (File No. 001-35319).

10.3	Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017 (File No. 001-35319).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2018 and July 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2018 and 2017 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2018 and 2017 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: March 15, 2018	By:	/S/ LOUIS J. BELARDI
Louis J. Belardi
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)