Form 10-Q
period 2018-04-30
Steel Connect, Inc.
filed 2018-06-18
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

(Former name or former address, if changed since last report.)

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

As of May 31, 2018, there were 60,739,100 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	April 30,	July 31,
	2018	2017
ASSETS
Cash and cash equivalents	$99,723	$110,670
Trading securities	—	11,898
Accounts receivable, trade, net of allowance for doubtful accounts of $274 and $616 at April 30, 2018 and July 31, 2017, respectively	99,682	81,450
Inventories, net	46,184	34,369
Funds held for clients	10,781	13,454
Prepaid expenses and other current assets	13,850	6,005

Total current assets	270,220	257,846
Property and equipment, net	103,775	18,555
Goodwill	255,361	—
Other intangible assets, net	198,848	—
Other assets	14,829	4,897

Total assets	$843,033	$281,298

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Accounts payable	$78,947	$71,476
Accrued restructuring	140	186
Accrued expenses	85,780	37,898
Funds held for clients	10,781	13,454
Current portion of long-term debt	5,727	—
Other current liabilities	48,341	26,141
Notes payable	63,274	—

Total current liabilities	292,990	149,155

Notes payable	—	59,758
Long-term debt, excluding current portion	384,543	—
Other long-term liabilities	11,667	9,414

Total long-term liabilities	396,210	69,172

Total liabilities	689,200	218,327

Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at April 30, 2018; zero shares authorized, issued and outstanding shares at July 31, 2017 (Note 12)	35,175	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 4,965,000 and 5,000,000 shares at April 30, 2018 and July 31, 2017, respectively; zero issued and outstanding shares at April 30, 2018 and at July 31, 2017	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,739,100 issued and outstanding shares at April 30, 2018; 55,555,973 issued and outstanding shares at July 31, 2017	608	556
Additional paid-in capital	7,466,706	7,457,051
Accumulated deficit	(7,355,500)	(7,398,949)
Accumulated other comprehensive income	6,844	4,313

Total stockholders’ equity	118,658	62,971

Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$843,033	$281,298

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net revenue	$188,922	$97,948	$443,022	$336,843
Cost of revenue	149,917	89,406	379,120	307,770

Gross profit	39,005	8,542	63,902	29,073

Operating expenses
Selling, general and administrative	29,584	14,034	72,558	39,561
Amortization of intangible assets	7,964	—	12,071	—
Gain on sale of property	—	—	(12,692)	—
Restructuring, net	77	(249)	118	1,901

Total operating expenses	37,625	13,785	72,055	41,462

Operating income (loss)	1,380	(5,243)	(8,153)	(12,389)

Other income (expense):
Interest income	174	96	430	276
Interest expense	(10,680)	(2,041)	(19,362)	(6,179)
Other gains (losses), net	(692)	2,708	(987)	3,239

Total other income (expense)	(11,198)	763	(19,919)	(2,664)

Loss before income taxes	(9,818)	(4,480)	(28,072)	(15,053)
Income tax expense (benefit)	715	819	(71,719)	2,591
Gains on investments in affiliates, net of tax	(200)	(232)	(601)	(1,128)

Net income (loss)	(10,333)	(5,067)	44,248	(16,516)

Less: Preferred dividends on redeemable preferred stock	(529)	—	(788)	—

Net income (loss) attributable to common stockholders	$(10,862)	$(5,067)	$43,460	$(16,516)

Basic net earning (loss) per share attributable to common stockholders:	$(0.18)	$(0.09)	$0.75	$(0.30)
Diluted net earning (loss) per share attributable to common stockholders:	$(0.18)	$(0.09)	$0.63	$(0.30)
Weighted average common shares used in:
Basic earnings per share	60,076	55,257	58,281	55,099
Diluted earnings per share	60,076	55,257	78,934	55,099

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
Net income (loss)	$(10,333)	$(5,067)	$44,248	$(16,516)
Other comprehensive loss:
Foreign currency translation adjustment	(1,411)	232	2,515	(1,771)
Net unrealized holding gain (loss) on securities, net of tax	(26)	40	(10)	40
Pension liability adjustments, net of tax	—	80	26	830

Other comprehensive gain (loss)	(1,437)	352	2,531	(901)

Comprehensive income (loss)	$(11,770)	$(4,715)	$46,779	$(17,417)

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	April 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$44,248	$(16,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	11,388	5,967
Amortization of intangible assets	12,071	—
Amortization of deferred financing costs	748	422
Accretion of debt discount	3,230	2,913
Share-based compensation	9,657	526
Non-cash (gains) losses, net (including gain on sale of building)	(13,137)	(3,239)
Gains on investments in affiliates	(601)	(1,128)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	30,600	16,813
Inventories, net	16,350	4,889
Prepaid expenses and other current assets	4,156	356
Accounts payable, accrued restructuring and accrued expenses	(32,508)	(30,975)
Refundable and accrued income taxes, net	9,123	238
Deferred tax assets and liabilities	(75,775)	—
Other assets and liabilities	(13,882)	(1,623)

Net cash provided by (used in) operating activities	5,668	(21,357)

Cash flows from investing activities:
Payments to acquire business	(469,221)	—
Additions to property and equipment	(13,610)	(3,885)
Proceeds from the disposition of property and equipment	20,747	—
Proceeds from the sale of Trading Securities	13,775	7,998
Proceeds from investments in affiliates	601	1,128

Net cash provided by (used in) investing activities	(447,708)	5,241

Cash flows from financing activities:
Proceeds from long-term debt	393,000	—
Proceeds from issuance of preferred stock	35,000	—
Proceeds from revolving line of credit	6,000	—
Payment of long-term debt	(1,500)	—
Payment of deferred financing costs	(1,334)	—
Payment of preferred dividends	(612)	—
Purchase of the Company’s Convertible Notes	—	(1,763)
Repayments on capital lease obligations	(178)	(171)
Proceeds from issuance of common stock	3	15

Net cash provided by (used in) financing activities	430,379	(1,919)

Net effect of exchange rate changes on cash and cash equivalents	714	(810)

Net decrease in cash and cash equivalents	(10,947)	(18,845)
Cash and cash equivalents at beginning of period	110,670	130,790

Cash and cash equivalents at end of period	$99,723	$111,945

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) NATURE OF OPERATIONS

Steel Connect, Inc. (“Steel Connect” or the” Company”) together with its consolidated subsidiaries, operates through its wholly owned subsidiaries, ModusLink Corporation and ModusLink PTS, Inc. (together “ModusLink”), and IWCO Direct Holdings, Inc. (“IWCO Direct” or “IWCO”). The Company was formerly known as ModusLink Global Solutions, Inc. until it changed its name to Steel Connect, Inc. effective February 27, 2018.

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

IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen, MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg PA.

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of April 30, 2018, the Company had available cash and cash equivalents of $99.7 million. The Company believes it will generate sufficient cash to meet its debt covenants of its Credit Facility, repay or restructure the Convertible Senior Notes, and be able to obtain cash through its current PNC Bank. Additionally, the Company expects to preserve cash through a tax sharing agreement with IWCO. The Company believes that it has adequate cash and available resources to meet its obligations for one year.

(2) CORRECTION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our condensed consolidated financial statements for the three months ended April 30, 2018, and our remediation efforts related to the material weakness in our internal control over financial reporting related to our controls over non-routine transactions, we identified errors as of January 31, 2018 in the determination of deferred tax liabilities in connection with the acquisition of IWCO Direct and in our revenue recognition for our Direct Marketing segment. Based in part upon the estimates of self-insurance and fixed assets, we overstated a tax benefit in our condensed consolidated statements of operations. The correction of this error requires an adjustment to the income tax benefit of $4.1 million as of January 31, 2018. Additionally, we identified bill and hold revenue recognition practices for a portion of certain Direct Mail revenues. We evaluated the error and determined that the related impact was not material to our results of operations or financial position for any prior annual or interim period, but that correcting the $4.1 million cumulative impact of the error would be material to our results of operations for the three months ended April 30, 2018. Although deemed immaterial, we also corrected the recognition of the Direct Mail revenue recognized before the performance obligation to the customer had been satisfied for a portion of certain Direct Mail revenues. Accordingly, we have corrected the condensed consolidated balance sheets as of January 31, 2018 and the condensed consolidated statements of operations for the three and six months ended January 31, 2018. Additionally, we have restated the preliminary fair value of acquired assets and liabilities assumed at the date of acquisition. These errors had no impact on the three and six months ended January 31, 2017. The impact to the condensed consolidated balance sheets, and the consolidated statements of income for the three and six months ended January 31, 2018 is as follows (in thousands, except per share amounts):

Consolidated Balance Sheets	January 31, 2018
	As Previously Reported	Adjustments	As Revised
Inventories, net	$45,211	$4,002	$49,213
Goodwill	259,085	(3,724)	255,361
Total assets	870,110	278	870,388
Other current liabilities	43,561	23,549	67,110
Other long-term liabilities	30,693	(18,000)	12,693
Total liabilities	700,883	5,549	706,432
Accumulated deficit	(7,339,367)	(5,271)	(7,344,638)
Total stockholders’ equity	$133,968	$(5,271)	$128,697

Consolidated Statements of Operations	Three Months Ended January 31, 2018			Six Months Ended January 31, 2018
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net revenue	$151,119	$459	$151,578	$253,641	$459	$254,100
Cost of revenue	134,169	1,586	135,755	227,617	1,586	229,203
Gross profit	16,950	(1,127)	15,823	26,024	(1,127)	24,897
Income tax expense (benefit)	(77,664)	4,143	(73,521)	(76,577)	4,143	(72,434)
Net income (loss)	$65,089	$(5,271)	$59,818	$59,852	$(5,271)	$54,581
Basic net earning (loss) per share attributable to common stockholders:	$1.11		$1.02	$1.05		$0.96
Diluated net earning (loss) per share attributable to common stockholders:	$0.85		$0.78	$0.87		$0.80

The impact to the preliminary fair value of acquired assets and liabilities assumed at the date of acquisition is noted in Note 9 to these Condensed Consolidated Financial Statements.

(3) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2017, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on October 16, 2017. The results for the three and nine months ended April 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year. The July 31, 2017 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended April 30, 2018, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The standard allows two methods of adoption: (i) retrospectively to each prior period presented (“full retrospective method”), or (ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). The Company will adopt the new standard using the modified retrospective method at the beginning of its first quarter of fiscal 2019.

The Company and its outside consultants have initiated the process of evaluating the potential effects on the consolidated financial statements and establishing new accounting policies and internal controls necessary to support the requirements of the new standard. This preliminary assessment is based on the types and number of revenue arrangements currently in place. The exact impact of the new standard will be dependent on facts and circumstances at adoption.

The Company does not expect the new standard to have a material impact on its revenue recognition practices on an ongoing basis. Revenue from the sale of physical and digital supply chain management services to the Company’s clients will continue to be recognized over time as the services are performed. The new standard will primarily impact the Company’s revenue recognition with respect to certain transactions involving the sale of software products by the ModusLink’s e-Business operations and IWCO’s marketing solutions offerings. Currently, revenue from the sale of perpetual licenses sold in multiple element arrangements is recognized ratably over the initial maintenance term, due to lack of Vendor Specific Objective Evidence (VSOE) for certain undelivered elements. The new standard will accelerate the recognition of revenue from the sale of perpetual licenses as the Company will allocate consideration between each performance obligation based on each item’s relative standalone selling price. Revenue recognized related to IWCO’s marketing solutions offerings, which typically consist of a single combined performance obligation, will be recognized over time as the services are performed, rather than the current practice of recognizing revenue at a point in time when the services are complete. However, given the typical contract terms, the Company does not expect this change to be material.

In addition, the new standard will require incremental contract acquisition costs (such as certain sales commissions) for customer contracts to be capitalized and amortized over the period of contract performance or expected client program life, if renewals are expected and the renewal commission is not commensurate with the initial commission. Currently, these costs are expensed as incurred. The Company has identified certain commissions programs where it expects that incremental costs will be capitalized and recognized over a period of greater than one year.

The Company will be required to record cumulative effect adjustments to retained earnings (net of tax) upon adopting the new standard as of the fiscal year commencing August 1, 2018. The most significant of these adjustments will be to establish an asset and increase retained earnings related to the requirement to capitalize incremental contract acquisition costs for customer contracts. An adjustment will also be recorded to reduce deferred revenue and increase retained earnings at the date of adoption to reflect revenue that would have been already recognized under the new standard related to an existing software arrangements where the pattern and timing of revenue recognition will change, as well as creating a contract asset for unbilled revenue for services that are being performed over time, but where the customer is not billed until completion of the work. The Company expects to complete its assessment during the final quarter of fiscal year 2019.

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

(5) INVENTORIES

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

Inventories, net consisted of the following:

	April 30, 2018	July 31, 2017
	(In thousands)
Raw materials	$21,760	$24,129
Work-in-process	15,259	713
Finished goods	9,165	9,527

	$46,184	$34,369

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

IWCO’s inventory consists primarily of raw materials (paper) used to produce direct mail packages and work-in-process. Finished goods are generally not a significant element of the inventory as they are generally mailed after the production and sorting process. With the acquisition of IWCO the Company recorded a fair value “step-up” to work-in-process inventory of $7.0 million, which was recognized as a non-cash charge to cost of revenues during the nine months ended April 30, 2018.

(6) INVESTMENTS

Trading securities

During the nine months ended April 30, 2018, the Company received $13.8 million in proceeds associated with the sale of publicly traded securities (“Trading Securities”), which included a cash gain of $4.6 million. During the nine months ended April 30, 2018, the Company recognized $2.7 million in net non-cash net losses associated with its Trading Securities.

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

As of April 30, 2018, the Company did not have any investments in Trading Securities. As of July 31, 2017, the Company had $11.9 million in investments in Trading Securities.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table reflects the components of “Accrued expenses” and “Other current liabilities”:

	April 30, 2018	July 31, 2017
	(In thousands)
Accrued taxes	$30,268	$2,272
Accrued compensation	21,254	10,678
Accrued interest	992	1,366
Accrued audit, tax and legal	2,814	2,759
Accrued contract labor	1,612	1,632
Accrued worker’s compensation	6,690	—
Accrued other	22,150	19,191

	$85,780	$37,898

	April 30, 2018	July 31, 2017
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Line of credit liability	6,000	—
Customer postage deposits	12,357	—
Other	11,102	7,259

	$48,341	$26,141

As of April 30, 2018 and July 31, 2017, the Company had accrued pricing liabilities of approximately $18.9 million for both periods. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before April 30, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities, due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at April 30, 2018 will be derecognized when there is sufficient information for the Company to conclude that such liabilities have been extinguished, which may occur through payment, legal release, or other legal or factual determination.

In connection with the acquisition of IWCO the Company performed an analysis of the liability associated with IWCO’s sales tax. Based on the information currently available, a reserve of $18.0 million was recorded on IWCO’s opening balance sheet. This reserve is subject to review during the measurement period and may be adjusted accordingly. As of April 30, 2018, accrued expenses includes sales tax liabilities of approximately $18.0 million.

(8) RESTRUCTURING, NET

Restructuring and other costs for the three and nine months ended April 30, 2018, primarily included continuing charges for personnel reductions and facility consolidations in an effort to streamline operations across our global supply chain operations. It is expected that the payments of employee-related charges will be substantially completed during the fiscal year ended July 31, 2018. The remaining contractual obligations primarily relate to facility lease obligations for vacant space resulting from the previous restructuring activities of the Company. The Company anticipates that these contractual obligations will be substantially fulfilled by the end of December 2018.

The $0.1 million restructuring charge recorded during the nine months ended April 30, 2018 primarily consisted of $0.1 million of employee-related costs in the Americas. The $1.9 million restructuring charge recorded during the nine months ended April 30, 2017 primarily consisted of $0.2 million, $0.7 million, $0.5 million and $0.1 million of employee-related costs in the Americas, Asia, Europe and e-Business, respectively, related to the workforce reduction of 78 employees in our global supply chain. Of this amount, $0.5 million related to contractual obligations.

The following tables summarize the activities related to the restructuring accrual by expense category and by reportable segment for the nine months ended April 30, 2018:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2017	$100	$86	$186
Restructuring charges	3	—	3
Restructuring adjustments	93	22	115
Cash paid	(48)	(108)	(156)
Non-cash adjustments	(8)	—	(8)

Accrued restructuring balance at April 30, 2018	$140	$—	$140

	Americas	Asia	Europe	Direct marketing	e-Business	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2017	$51	$—	$23	$—	$112	$186
Restructuring charges	—	—	—	—	3	3
Restructuring adjustments	101	1	2	—	11	115
Cash paid	(48)	—	—	—	(108)	(156)
Non-cash adjustments	(11)	(1)	(25)	—	29	(8)

Accrued restructuring balance at April 30, 2018	$93	$—	$—	$—	$47	$140

The net restructuring charges for the three and nine months ended April 30, 2018 and 2017 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$—	$(170)	$8	$565
Selling, general and administrative	77	(79)	110	1,336

	$77	$(249)	$118	$1,901

(9) ACQUISITION OF IWCO DIRECT

On December 15, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“MLGS”), IWCO Direct Holdings, Inc. a Delaware corporation (“IWCO”), CSC Shareholder Services, LLC, a Delaware limited liability company (solely in its capacity as representative), and the stockholders of IWCO. Pursuant to the Merger Agreement, MLGS was merged with and into IWCO, with IWCO surviving as a wholly-owned subsidiary of the Company (the “IWCO Acquisition”). The Company acquired IWCO as a part of the Company’s overall acquisition strategy to acquire profitable companies to utilize the Company’s tax net operating losses.

The Company acquired IWCO for total consideration of approximately $469.2 million, net of purchase price adjustments. The Company financed the IWCO Acquisition through a combination of cash on hand and proceeds from a $393.0 million term loan made under the below described financing agreement with Cerberus Business Finance, LLC, net of $2.5 million received from escrow for working capital claims. The transaction price included one-time transaction incentive awards of $3.5 million paid to executives upon closing that were related to pre-existing management arrangements and were included as an element of the purchase price. In connection with the acquisition, the Company paid transaction costs of $1.5 million at acquisition which was recorded as a component of selling, general and administrative expense. Goodwill related to the acquisition of IWCO is not deductible for tax purposes.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of the acquisition, and the adjustments required due to the correction of the error discussed in Note 2 to these Condensed Consolidated Financial Statements:

	As Previously Reported	Adjustments	As Revised
	(In thousands)
Accounts receivable	$47,841	$—	$47,841
Inventory	27,165	5,590	32,755
Other current assets	7,427	—	7,427
Property and equipment	87,976	—	87,976
Intangible assets	210,920	—	210,920
Goodwill	259,085	(3,724)	255,361
Other assets	3,040	—	3,040
Accounts payable	(31,069)	—	(31,069)
Accrued liabilities and other current liabilities	(35,790)	(24,009)	(59,799)
Customer deposits	(7,829)	—	(7,829)
Deferred income taxes	(79,918)	4,143	(75,775)
Other liabilities	(19,627)	18,000	(1,627)

Total consideration	$469,221	$—	$469,221

Acquired intangible assets include trademarks and tradenames valued at $20.5 million and customer relationships of $190.4 million. The preliminary fair value estimate of trademarks and tradenames was prepared utilizing a relief from royalties method of valuation, while the preliminary fair value estimate of customer relationships was prepared using a multi-period excess earnings method of valuation. The trademarks and tradenames intangible asset will be amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset will be amortized on a double-declining basis over an estimated useful life of 15 years. The acquired property and equipment consist mainly of machinery and equipment. The fair value of the acquired property and equipment was estimated using the cost approach to value, and applying industry standard normal useful lives and inflationary indices. In the preliminary allocation of the purchase price, the Company recognized $255.4 million of goodwill which arose primarily from the synergies in its business and the assembled workforce of IWCO.

The following unaudited pro forma financial results are based on the Company’s historical consolidated financial statements and IWCO’s historical consolidated financial statements as adjusted to give effect to the Company’s acquisition of IWCO and related transactions. The unaudited pro forma financial information for the three and nine months ended April 30, 2018 give effect to these transactions as if they had occurred on August 1, 2016. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of August 1, 2016, nor do they indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results.

The pro forma results were adjusted to reflect incremental depreciation and amortization based on preliminary fair value adjustments for the acquired property, plant and equipment, and intangible assets. A reduction to interest expense is also reflected in the pro forma results to reflect the more favorable terms obtained with the new Credit Facility as compared to the interest rate under the former facility carried by IWCO:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net revenue	$187,369	$204,716	$620,377	$671,695
Net income (loss)	$(16,449)	$(11,660)	$43,339	$(35,929)

(10) GOODWILL AND INTANGIBLE ASSETS

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s goodwill of $255.4 million as of April 30, 2018 relates to the Company’s Direct Marketing reporting unit. There were no indicators of impairment identified related to the Company’s Direct Marketing reporting unit during the three and nine months ended April 30, 2018.

Intangible assets, as of April 30, 2018, include trademarks and tradenames with a carrying balance of $17.9 million and customer relationships of $180.9 million. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years. Intangible assets deemed to have finite lives are amortized over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

(11) DEBT

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of April 30, 2018, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the nine months ended April 30, 2018.

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

The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $66.3 million and $63.9 million as of April 30, 2018 and July 31, 2017, respectively. This value does not represent the settlement value of these long-term debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of April 30, 2018 and July 31, 2017, the net carrying value of the Notes was $63.3 million and $59.8 million, respectively.

	April 30, 2018	July 31, 2017
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$26,961	$26,961
Principal amount of Notes	$67,625	$67,625
Unamortized debt discount	(3,997)	(7,227)
Unamortized debt issuance costs	(354)	(640)

Net carrying amount	$63,274	$59,758

As of April 30, 2018, the remaining period over which the unamortized discount will be amortized is 10 months.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Interest expense related to contractual interest coupon	$914	$914	$2,741	$2,737
Interest expense related to accretion of the discount	1,113	973	3,230	2,913
Interest expense related to debt issuance costs	99	86	286	258

	$2,126	$1,973	$6,257	$5,908

During the three and nine months ended April 30, 2018, the Company recognized interest expense associated with the Notes of $2.1 million and $6.3 million, respectively. During the three and nine months ended April 30, 2017, the Company recognized interest expense associated with the Notes of $2.0 million and $5.9 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The notes bear interest at 5.25%.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the ModusLink Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the ModusLink Borrowers’ liquidity. During the three months ended April 30, 2018, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of April 30, 2018 and July 31, 2017, the Company did not have any balance outstanding on the PNC Bank credit facility.

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

The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1.5 million and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such calendar year.

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

On May 9, 2018, IWCO entered into a Waiver and Amendment No.1 to Financing Agreement (the “Amendment No. 1”) in order to, among other things, amend the definition of “Fiscal Year” to mean the twelve (12) month period ending on July 31st of each calendar year for IWCO and its subsidiaries and to make other related conforming changes to the Financing Agreement. Amendment No.1 also waived an event of default existing under the Financing Agreement that resulted from the failure of the Borrower and the Guarantors to deliver certain financial statements and an opinion for the Fiscal Year, which, prior to the effectiveness of Amendment No.1, was based on a year ending on December 31st of each year. The Company anticipates delivering the required financial statements and opinion for the “Fiscal Year” ended July 31, 2018, as now required under the amended Financing Agreement. There were no events of default under the Financing Agreement during the three months ended April 30, 2018 (after giving effect to the above-described waiver).

During the first quarter of fiscal year 2017, the Company adopted ASU No. 2015-03. As such, the debt issuance costs are capitalized as a reduction of the principal amount of Term Loan on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Term Loan. As of April 30, 2018, the Company had $6.0 million outstanding on the revolving credit facility. As of April 30, 2018, the principal amount outstanding on the Term Loan was $391.5 million. As of April 30, 2018, the current and long-term net carrying value of the Term Loan was $390.3 million.

April 30, 2018
(In thousands)
Principal amount outstanding on the Term Loan	$391,500
Unamortized debt issuance costs	(1,230)

Net carrying value of the Term Loan	$390,270

(12) STOCKHOLDERS’ EQUITY

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

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable in cash or Common Stock. If at any time the closing bid price of the Company’s Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) one hundred percent (100%) of the stated value per share of Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock split, stock dividend, stock combination or other similar transactions with respect to the Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Preferred Stock, in each case as the date of the triggering event. On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).

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

On March 12, 2013, stockholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. (“Steel Holdings”), an affiliate of SPHG Holdings, at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Holdings a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share (the “Warrant”). These warrants were to expire after a term of five years after issuance. On December 15, 2017, contemporaneously with the closing of the Preferred Stock Transaction, the Company entered into a Warrant Repurchase Agreement (the “Warrant Repurchase Agreement”) with Steel Holdings pursuant to which the Company repurchased the Warrant for $100. The Warrant was terminated by the Company upon repurchase. The Warrant Repurchase Agreement is more fully described in Note 19 to these Condensed Consolidated Financial Statements.

(13) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
		(In thousands)
Foreign currency exchange gains (losses)	$720	$206	$(1,351)	$632
Gains on Trading Securities	—	2,509	1,876	2,603
Other, net	(1,412)	(7)	(1,512)	4

	$(692)	$2,708	$(987)	$3,239

The Company recorded foreign exchange gains of approximately $0.7 million and $0.2 million during the three months ended April 30, 2018 and 2017, respectively. For the three months ended April 30, 2018, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $1.4 million in Corporate, offset by net losses of $0.6 million in Europe. For the three months ended April 30, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(0.5) million, $0.5 million and $0.3 million in Corporate, Asia and e-Business, respectively.

During the three months ended April 30, 2017, the Company recognized $2.5 million in net gains associated with its Trading Securities.

The Company recorded foreign exchange gains (losses) of approximately $(1.4) million and $0.6 million during the nine months ended April 30, 2018 and 2017, respectively. For the nine months ended April 30, 2018, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.0 million and $0.8 million in the Asia and Corporate, respectively, offset by net gains of $0.4 million in Europe. For the nine months ended April 30, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.7 million, $0.2 million and $(0.4) million in Corporate, e-Business and Europe, respectively.

During the nine months ended April 30, 2018 and 2017, the Company recognized $1.9 million and $2.6 million in net gains (losses) associated with its Trading Securities.

(14) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the nine months ended April 30, 2018, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of April 30, 2018, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.8 million. As of July 31, 2017, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.7 million.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Condensed Consolidated Statements of Operations. As of April 30, 2018 and July 31, 2017, the liabilities for interest expense related to uncertain tax positions were immaterial. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2013 through July 31, 2017. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2016 tax years remain subject to examination in most locations, while the Company’s 2005 through 2016 tax years remain subject to examination in most Asia locations.

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

The Board asked the Company’s stockholders to approve, and the stockholders did so approve, the Tax Plan at its 2017 Annual Meeting of Stockholders held on April 12, 2018 (the “2017 Meeting”). If the Tax Plan was not approved by stockholders at the 2017 Meeting, the Tax Plan would have automatically expired immediately following the final adjournment of the 2017 Meeting if stockholder approval was not received.

The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $209.8 million, respectively, as of April 30, 2018. The Company’s s ability to use its Tax Benefits would be substantially limited if the Company undergoes an “ownership change” (within the meaning of Section 382 of the Internal Revenue Code). The Tax Plan is intended to prevent an “ownership change” of the Company that would impair the Company ability to utilize its Tax Benefits.

As part of the Tax Plan, the Board declared a dividend of one right (a “Right”) for each share of Common Stock then outstanding. The dividend was payable to holders of record as of the close of business on January 29, 2018. Any shares of Common Stock issued after January 29, 2018, will be issued together with the Rights. Each Right initially represents the right to purchase one one-thousandth of a share of newly created Series D Junior Participating Preferred Stock.

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

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the 4.99-percent stockholder or group) to purchase additional shares of Steel Connect, Inc. at a significant discount, resulting in substantial dilution in the economic interest and voting power of the 4.99-percent stockholder (or group). In addition, under certain circumstances in which Steel Connect, Inc. is acquired in a merger or other business combination after an non-exempt stockholder (or group) becomes a 4.99-percent stockholder, each holder of the Right (other than the 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company’s common stock at a discount.

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

Protective Amendment

On March 6, 2018, the Board, subject to approval by the Company’s stockholders, approved an amendment to the Company’s Restated Certificate of Incorporation designed to protect the tax benefits of the Company’s net operating loss carryforwards by preventing certain transfers of our securities that could result in an “ownership change” (as defined under Section 382 of the Code) (the “Protective Amendment”). The Protective Amendment was approved and adopted by the Company’s stockholders at the 2017 Meeting and was filed with the Secretary of State of the State of Delaware on April 12, 2018.

IWCO Acquisition

As more fully described in Note 9 to these unaudited Condensed Consolidated Financial Statements, the Company completed the IWCO Acquisition on December 15, 2017. Going forward, the Company and IWCO will file a consolidated federal tax return. In purchase accounting, a deferred tax liability of $75.8 million was computed for IWCO. After considering the transaction, the projected combined results and available temporary differences from the acquired business, the Company has determined in accordance with ASC 805-740-30-3 that its valuation allowance in the same amount of IWCO’s full deferred tax liability may be released and the benefit be recognized in income.

The Tax Cuts and Jobs Act

In December 2017, the Tax Cuts and Jobs Act, or the Tax Act (“TCJA”), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $266.3 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact to the Company’s income statement as a result of reduction in tax rates. The total provision of $266.3 million included a provision of $296.1 million to income tax expense for the Company and a benefit of $29.8 million to income tax expense for IWCO.

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

(15) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three and nine months ended April 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income (loss)	$(10,333)	$(5,067)	$44,248	$(16,516)
Less: Preferred dividends on redeemable preferred stock	(529)	—	(788)	—

Net income (loss) attributable to common stockholders	(10,862)	(5,067)	43,460	(16,516)

Effect of dilutive securities:
5.25% Convertible Senior Notes	—	—	5,248	—
Redeemable preferred stock	—	—	788	—

Net income (loss) attributable to common stockholders after assumed conversions	$(10,862)	$(5,067)	$49,496	$(16,516)

Weighted average common shares outstanding	60,076	55,257	58,281	55,099
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible notes and convertible preferred stock	—	—	20,653	—

Weighted average number of common and potential common shares	60,076	55,257	78,934	55,099

Basic net earning (loss) per share attributable to common stockholders:	$(0.18)	$(0.09)	$0.75	$(0.30)
Diluted net earning (loss) per share attributable to common stockholders:	$(0.18)	$(0.09)	$0.63	$(0.30)

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

For the three and nine months ended April 30, 2018, approximately 29.6 million and 0.5 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For the three and nine months ended April 30, 2017, approximately 13.9 million and 14.3 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(16) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three and nine months ended April 30, 2018 and 2017, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(In thousands)
Cost of revenue	$1	$10	$13	$41
Selling, general and administrative	2,259	135	9,644	485

	$2,260	$145	$9,657	$526

During December 2017, the Board, upon the recommendation of the Special Committee and the Human Resources and Compensation Committee of the Board (the “Compensation Committee”), approved equity grants to certain members of the Board, in each case effective upon the closing of the IWCO Acquisition and in consideration for current and future services to the Company.

At April 30, 2018, there was an immaterial amount unrecognized compensation cost related to Stock Options issued under the Company’s plans. At April 30, 2018, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(17) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

			Unrealized
	Foreign currency items	Pension items	gains (losses) on securities	Total
		(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2017	$7,522	$(3,376)	$167	$4,313
Foreign currency translation adjustment	2,515	—	—	2,515
Net unrealized holding loss on securities	—	—	(10)	(10)
Pension liability adjustments	—	26	—	26

Net current-period other comprehensive income (loss)	2,515	26	(10)	2,531

Accumulated other comprehensive income (loss) at April 30, 2018	$10,037	$(3,350)	$157	$6,844

(18) SEGMENT INFORMATION

The Company has five operating segments: Americas; Asia; Europe; Direct Marketing; and e-Business. Direct Marketing is a new operating segment which represents IWCO. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has five reportable segments: Americas, Asia, Europe, Direct Marketing and e-Business. In the past the All Other category has completely been comprised of the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, Notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated.

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(In thousands)
Net revenue:
Americas	$13,061	$20,179	$41,664	$73,240
Asia	31,820	37,056	111,622	118,790
Europe	22,942	34,272	99,225	124,363
Direct Marketing	115,647	—	173,019	—
e-Business	5,452	6,441	17,492	20,450

	$188,922	$97,948	$443,022	$336,843

Operating income (loss):
Americas	$(2,032)	$(2,363)	$(6,518)	$(7,939)
Asia	1,903	832	21,795	4,921
Europe	(1,770)	(2,334)	(8,089)	(4,885)
Direct Marketing	9,917	—	5,965	—
e-Business	(1,646)	(197)	(4,437)	(742)

Total Segment operating income (loss)	6,372	(4,062)	8,716	(8,645)
Corporate-level activity	(4,992)	(1,181)	(16,869)	(3,744)

Total operating income (loss)	1,380	(5,243)	(8,153)	(12,389)

Total other income (expense)	(11,198)	763	(19,919)	(2,664)

Loss before income taxes	$(9,818)	$(4,480)	$(28,072)	$(15,053)

Net revenue and operating income associated with Direct Marketing is for the period from December 15, 2017 to April 30, 2018. The Direct Marketing operating income includes certain purchase accounting adjustments associated with the IWCO acquisition.

	April 30, 2018	July 31, 2017
	(In thousands)
Total assets:
Americas	$23,679	$21,876
Asia	44,731	63,819
Europe	42,367	64,639
Direct Marketing	641,384	—
e-Business	14,909	20,703

Sub-total - segment assets	767,070	171,037
Corporate	75,963	110,261

	$843,033	$281,298

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
		(In thousands)
Supply chain services	$67,823	$91,507	$252,511	$316,393
Direct Marketing	115,647	—	173,019	—
e-Business services	5,452	6,441	17,492	20,450

	$188,922	$97,948	$443,022	$336,843

As of April 30, 2018, approximately $108.8 million of the Company’s long-lived assets were located in the U.S.A. As of July 31, 2017, approximately $9.3 million of the Company’s long-lived assets were located in the U.S.A.

For the three months ended April 30, 2018, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $129.3 million, $24.3 million, $13.3 million and $6.2 million, respectively. For the three months ended April 30, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $21.0 million, $29.1 million, $16.5 million and $16.4 million, respectively.

For the nine months ended April 30, 2018, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $216.8 million, $87.3 million, $45.1 million and $46.3 million, respectively. For the nine months ended April 30, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $75.3 million, $97.2 million, $53.3 million and $64.4 million, respectively.

(19) RELATED PARTY TRANSACTIONS

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

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the our Common Stock, at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable in cash or Common Stock. If at any time the closing bid price of the Company’s Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.

The Preferred Stock Transaction was approved and recommended to the Board by a special committee of the Board (the “Special Committee”). Each member of the Special Committee was independent and not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.

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

The Management Services Agreement had an initial term of six months. On June 30, 2015, the Company entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015 and provided for automatic renewal for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of certain termination fees to SP Corporate. On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”), the parent of SP Corporate and an affiliate of SPHG Holdings, pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the amendment. On March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company (the “Transfer Agreement”). SP Corporate and Steel Partners LLC merged with and into SPH Services, with SPH Services surviving. SPH Services has since changed its name to Steel Services Ltd. (“Steel Services”). On September 1, 2017, the Company entered into a Third Amendment to the Management Services Agreement, which reduced the fixed monthly fee paid by the Company to Steel Services under the Management Services Agreement from $175,000 per month to $95,641 per month. The monthly fee is subject to review and adjustment by agreement between the Company and Steel Services for periods commencing in fiscal 2016 and beyond. Additionally, the Company may be required to reimburse Steel Services and its affiliates for all reasonable and necessary business expenses incurred on our behalf in connection with the performance of the services under the Management Services Agreement, including travel expenses. The Management Services Agreement provides that, under certain circumstances, the Company may be required to indemnify and hold harmless Steel Services and its affiliates and employees from any claims or liabilities by a third party in connection with activities or the rendering of services under the Management Services Agreement. Total expenses incurred related to this agreement for the three and nine months ended April 30, 2018 were $0.3 million and $1.5 million, respectively. Total expenses incurred related to this agreement for the three and nine months ended April 30, 2017 were $0.6 million and $1.7 million, respectively. As of April 30, 2018 and July 31, 2017, amounts due to SP Corporate and Steel Services were $0.1 million and $0.3 million, respectively.

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

On December 15, 2017, the Board, upon the recommendation of the Special Committee and the Compensation Committee, approved restricted stock grants and market performance based restricted stock grants to non-employee directors Messrs. Howard, Fejes and Lichtenstein, the Executive Chairman of the Board, in each case effective upon the closing of the IWCO Acquisition (the “Grant Date”) and in consideration for current and future services to the Company. Messrs. Howard and Lichtenstein are affiliated with Steel Holdings GP, which is a wholly-owned subsidiary of Steel Holdings. Mr. Fejes is currently affiliated with Steel Services, an indirect wholly owned subsidiary of Steel Holdings. These awards were measured based on the fair market value on the Grant Date.

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. An officer of SP Corporate and of the General Partner of Steel Holdings is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the three and nine months ended April 30, 2018 and 2017, Mutual Securities received an immaterial amount in commissions associated with these transactions.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of April 30, 2018 and July 31, 2017, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	April 30, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,002	$47,002	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,898	$11,898	$—	$—
Money market funds	85,683	85,683	—	—

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

The following table presents the Company’s Notes payable not carried at fair value:

	April 30, 2018		July 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
		(In thousands)
Notes payable	$63,274	$66,273	$59,758	$63,852	Level 1

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

Overview

Steel Connect, Inc. is a diversified holding company with two wholly-owned subsidiaries, ModusLink and IWCO Direct, that have market-leading positions in supply chain management and direct marketing.

ModusLink provides comprehensive physical and digital supply chain optimization services (the “Supply Chain Business”) that are designed to improve clients’ revenue, cost, sustainability and customer experience objectives. We provide services to leading companies across a wide spectrum of industries, including consumer electronics, communications, computing, medical devices, software, and retail, among others. The Supply Chain Business operations are supported by a global footprint that includes more than 20 sites across North America, Europe, and the Asia Pacific region.

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

IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg, PA.

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

IWCO’s services include (a) development of direct mail marketing strategies (b) creative services to design direct mail (c) printing and compiling of direct mail pieces into envelopes ready for mailing (d) comingling services to sort mail produced for various customers, by destination to achieve postal savings (e) and business continuity and disaster recovery services to protect against unexpected business interruptions. The major markets served by IWCO include Financial Services, Multiple-System Operations (cable or direct-broadcast satellite TV systems) Insurance and to a lesser extent Subscription/ Services, Healthcare, Travel/Hospitality and other. Direct mail is a critical piece of marketing for most of its current customers. The customers served by IWCO include some of the biggest brands in the world with the top ten customers accounting for approximately 60% of its revenues, with no single customer accounting for greater than 8% of its revenues included in the period from the acquisition date of December 15, 2017 to April 30, 2018. IWCO’s differentiators include but are not limited to its capacity to satisfy Tier 1 marketers, provide attractive economics to its clients and provide innovation on various formats. Management believes that direct mail will remain an important part of its customer’s budgets for the foreseeable future.

Historically, a limited number of key clients have accounted for a significant percentage of the Company’s revenue. For the three months ended April 30, 2018, our top ten clients collectively accounted for approximately 42% of the Company’s net revenue. We expect to continue to derive the vast majority of our revenue from a small number of key clients, and we plan to expand into new markets and over time, diversify the concentration of revenue across additional clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the three months ended April 30, 2018, the Company reported net revenue of $188.9 million, operating income of $1.4 million, loss before income taxes of $9.8 million and net loss of $10.3 million. For the nine months ended April 30, 2018, the Company reported net revenue of $443.0 million, operating loss of $8.2 million, loss before income taxes of $28.1 million and net income of $44.2 million. For the three months ended April 30, 2017, the Company reported net revenue of $97.9 million, operating loss of $5.2 million, loss before income taxes of $4.5 million and net loss of $5.1 million. For the nine months ended April 30, 2017, the Company reported net revenue of $336.8 million, operating loss of $12.4 million, loss before income taxes of $15.1 million and net loss of $16.5 million. At April 30, 2018, we had cash and cash equivalents of $99.7 million, and working capital of $(22.8) million.

Basis of Presentation

The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has five operating segments: Americas; Asia; Europe; Direct Marketing; and e-Business. Direct Marketing is a new operating segment which represents IWCO. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has five reportable segments: Americas, Asia, Europe, Direct Marketing and e-Business. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, Notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended April 30, 2018 compared to the three months ended April 30, 2017

Net Revenue:

	Three Months Ended April 30, 2018	As a % of Total Net Revenue	Three Months Ended April 30, 2017	As a % of Total Net Revenue	$ Change	%Change
			(In thousands)
Americas	$13,061	6.9%	$20,179	20.6%	$(7,118)	(35.3%)
Asia	31,820	16.8%	37,056	37.8%	(5,236)	(14.1%)
Europe	22,942	12.1%	34,272	35.0%	(11,330)	(33.1%)
Direct Marketing	115,647	61.2%	—	0.0%	115,647	—
e-Business	5,452	3.0%	6,441	6.6%	(989)	(15.4%)

Total	$188,922	100.0%	$97,948	100.0%	$90,974	92.9%

Net revenue increased by approximately $91.0 million during the three months ended April 30, 2018, as compared to the same period in the prior year. This change in net revenue was primarily driven by the increase in revenue associated with the acquisition of IWCO, offset by decreased revenues from clients in the consumer electronics and computing industries. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended April 30, 2018 as compared to the same period in the prior year.

During the three months ended April 30, 2018, net revenue in the Americas region decreased by approximately $7.1 million. This decrease in net revenue was primarily driven by an aftermarket services program related to the repair and refurbishment of mobile devices, and clients in the computing and consumer products markets. Within the Asia region, the net revenue decrease of approximately $5.2 million primarily resulted from lower revenues from programs in the consumer electronics and computing markets. Within the Europe region, net revenue decreased by approximately $11.3 million primarily due to lower revenues from clients in the consumer electronics market. Net revenue for e-Business decreased by approximately $1.0 million primarily due to lower revenues from clients in the consumer electronics market.

Cost of Revenue:

	Three Months Ended April 30, 2018	As a % of Segment Net Revenue	Three Months Ended April 30, 2017	As a % of Segment Net Revenue	$ Change	% Change
			(In thousands)
Americas	$13,572	103.9%	$19,956	98.9%	$(6,384)	(32.0%)
Asia	26,062	81.9%	31,026	83.7%	(4,964)	(16.0%)
Europe	21,958	95.7%	32,563	95.0%	(10,605)	(32.6%)
Direct Marketing	83,046	71.8%	—	0.0%	83,046	—
e-Business	5,279	96.8%	5,861	91.0%	(582)	(9.9%)

Total	$149,917	79.4%	$89,406	91.3%	$60,511	67.7%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2018 included materials procured on behalf of our supply-chain clients of $40.7 million, as compared to $55.8 million for the same period in the prior year, a decrease of $15.6 million. Total cost of revenue increased by $60.5 million for the three months ended April 30, 2018, as compared to the same period in the prior year, primarily due to the increase in cost of revenue associated with the acquisition of IWCO, partially offset by lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. Gross margin percentage for the current quarter increased to 20.6% from 8.7% in the prior year quarter, primarily due to the acquisition of IWCO, partially offset by a reduction in revenues in the Americas, Asia and Europe. For the three months ended April 30, 2018, the Company’s gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments were -3.9%, 18.1%, 4.3% and 28.2%, respectively, as compared to gross margin percentages within the Americas, Asia and Europe segments of 1.1%, 16.3% and 5.0%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended April 30, 2018.

In the Americas, the 5.0 percentage point decrease in gross margin, from 1.1% to -3.9%, was primarily due to unfavorable shift in volumes offset by declines in material costs and a reduction in force. In Asia, the 1.8 percentage point increase in gross margin, from 16.3% to 18.1%, was primarily due to product mix despite the decline in revenues. In Europe, the 0.7 percentage point decrease in gross margin, from 5.0% to 4.3%, was attributable to an unfavorable revenue mix associated with clients in the consumer electronics market. The gross margin for e-Business was 3.2% for the three months ended April 30, 2018 as compared to 9.0% for the same period of the prior year. This decrease of 5.8 percentage points was due to an unfavorable revenue mix primarily associated with clients in the consumer products and computing industries.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2018	As a % of Segment Net Revenue	Three Months Ended April 30, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,447	11.1%	$2,789	13.8%	$(1,342)	(48.1%)
Asia	3,855	12.1%	5,187	14.0%	(1,332)	(25.7%)
Europe	2,754	12.0%	4,098	12.0%	(1,344)	(32.8%)
Direct Marketing	14,720	12.7%	—	—	14,720	—
e-Business	1,816	33.3%	779	12.1%	1,037	133.1%

Sub-total	24,592	13.0%	12,853	13.1%	11,739	91.3%
Corporate-level activity	4,992		1,181		3,811	322.7%

Total	$29,584	15.7%	$14,034	14.3%	$15,550	110.8%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended April 30, 2018 increased by approximately $15.5 million compared to the three months period ended April 30, 2017, primarily due to the additional selling, general and administrative expenses associated with the Direct Marketing segment ($14.7 million), higher share-based compensation expense ($2.1 million) which are recorded as part of Corporate-level-activity, lower employee related costs ($1.3 million), as well as other general and administrative costs. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended April 30, 2018.

Amortization of Intangible Assets:

The intangible asset amortization of $8.0 million, during the three months ended April 30, 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years.

Restructuring, net:

	Three Months	As a %	Three Months	As a %
	Ended	of Segment	Ended	of Segment
	April 30,	Net	April 30,	Net
	2018	Revenue	2017	Revenue	$ Change	% Change
			(In thousands)
Americas	$74	0.6%	$(203)	-1.0%	$277	(136.5%)
Asia	—	0.0%	11	0.0%	(11)	(100.0%)
Europe	—	0.0%	(55)	-0.2%	55	(100.0%)
e-Business	3	0.1%	(2)	0.0%	5	(250.0%)

Total	$77	0.0%	$(249)	-0.3%	$326	(130.9%)

The $0.1 million net restructuring adjustments recorded during the three months ended April 30, 2017 primarily consisted of $0.1 million of employee-related net adjustments of previously recorded accruals in the Americas.

Interest Income/Expense:

During the three months ended April 30, 2018 and 2017, interest expense totaled approximately $10.7 million and $2.0 million, respectively. The increase in interest expense is primarily due to the additional debt associated with the acquisition of IWCO.

Other Gains (Losses), net:

The Company recorded foreign exchange gains of approximately $0.7 million and $0.2 million during the three months ended April 30, 2018 and 2017, respectively. For the three months ended April 30, 2018, the net gains primarily related to realized and unrealized gains from foreign currency exposures and settled transactions of approximately $1.4 million in Corporate, offset by net losses of $0.6 million in Europe. For the three months ended April 30, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(0.5) million, $0.5 million and $0.3 million in Corporate, Asia and e-Business, respectively.

During the three months ended April 30, 2017, the Company recognized $2.5 million in net gains associated with its Trading Securities.

Income Tax Expense:

During the three months ended April 30, 2018, the Company recorded income tax expense of approximately $0.7 million, as compared to income tax expense of $0.8 million for the same period in the prior fiscal year. The income tax expense in the current quarter is related to certain jurisdictions where the Company operates, using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Results of Operations

Nine months ended April 30, 2018 compared to the nine months ended April 30, 2017

Net Revenue:

	Nine Months Ended	As a % of Total	Nine Months Ended	As a % of Total
	April 30,	Net	April 30,	Net
	2018	Revenue	2017	Revenue	$ Change	% Change
	(In thousands)
Americas	$41,664	9.4%	$73,240	21.7%	$(31,576)	(43.1%)
Asia	111,622	25.2%	118,790	35.3%	(7,168)	(6.0%)
Europe	99,225	22.4%	124,363	36.9%	(25,138)	(20.2%)
Direct Marketing	173,019	39.1%	—	0.0%	173,019	—
e-Business	17,492	3.9%	20,450	6.1%	(2,958)	(14.5%)

Total	$443,022	100.0%	$336,843	100.0%	$106,179	31.5%

Net revenue increased by approximately $106.2 million during the nine months ended April 30, 2018, as compared to the same period in the prior year. This change in net revenue was primarily driven by the increase in revenue associated with the acquisition of IWCO, offset by decreased revenues from clients in the consumer electronics industries. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended April 30, 2018 as compared to the same period in the prior year.

During the nine months ended April 30, 2018, net revenue in the Americas region decreased by approximately $31.6 million. This decrease in net revenue was primarily driven by decrease in revenues from an aftermarket services program related to the repair and refurbishment of mobile devices and clients in the consumer products industry. Within the Asia region, the net revenue decrease of approximately $7.2 million primarily resulted from lower revenues from programs in the consumer electronics market, partially offset by increase in revenues from a program in the computing industry. Within the Europe region, net revenue decreased by approximately $25.1 million primarily due to lower revenues from clients in the consumer electronics industry. Net revenue for e-Business decreased by approximately $3.0 million primarily due to lower revenues from clients in the consumer electronics industry.

Cost of Revenue:

	Nine Months	As a %	Nine Months	As a %
	Ended	of Segment	Ended	of Segment
	April 30,	Net	April 30,	Net
	2018	Revenue	2017	Revenue	$ Change	% Change
			(In thousands)
Americas	$43,206	103.7%	$72,921	99.6%	$(29,715)	(40.7%)
Asia	90,029	80.7%	98,740	83.1%	(8,711)	(8.8%)
Europe	97,473	98.2%	116,955	94.0%	(19,482)	(16.7%)
Direct Marketing	132,137	76.4%	—	—	132,137	—
e-Business	16,275	93.0%	19,154	93.7%	(2,879)	(15.0%)

Total	$379,120	85.6%	$307,770	91.4%	$71,350	23.2%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the nine months ended April 30, 2018 included materials procured on behalf of our supply-chain clients of $155.8 million, as compared to $192.7 million for the same period in the prior year, a decrease of $36.9 million. Total cost of revenue increased by $71.4 million for the nine months ended April 30, 2018, as compared to the same period in the prior year, primarily due to an increase in cost of revenue associated with the acquisition of IWCO, offset by the lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. Gross margin percentage for the current quarter increased to 14.4% from 8.6% in the prior year quarter, primarily due to the acquisition of IWCO, partially offset by a reduction in revenues in the Americas, Asia and Europe. For the nine months ended April 30, 2018, the Company’s gross margin percentages within the Americas, Asia, Europe and

Direct Marketing segments were -3.7%, 19.3%, 1.8% and 23.6%, respectively, as compared to gross margin percentages within the Americas, Asia and Europe segments of 0.4%, 16.9% and 6.0%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the nine months ended April 30, 2018.

In the Americas, the -4.1 percentage point decline in gross margin, from 0.4% to -3.7%, was primarily due to declines in material costs and a reduction in force, offset by a corresponding unfavorable shift in volumes from clients in the consumer electronics and consumer products industries. In Asia, the 2.4 percentage point increase in gross margin, from 16.9% to 19.3%, was primarily due to product mix despite a decline in revenues. In Europe, the 4.2 percentage point decrease in gross margin, from 6.0% to 1.8%, was attributable to an unfavorable revenue mix associated with clients in the consumer electronics market. The gross margin for e-Business was 7.0% for the nine months ended April 30, 2018 as compared to 6.3% for the same period of the prior year. This increase of 0.6 percentage points was due to a favorable revenue mix primarily associated with clients in the consumer products and computing industries.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2018	As a % of Segment Net Revenue	Nine Months Ended April 30, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$4,875	11.7%	$7,975	10.9%	$(3,100)	(38.9%)
Asia	12,489	11.2%	14,264	12.0%	(1,775)	(12.4%)
Europe	9,839	9.9%	11,655	9.4%	(1,816)	(15.6%)
Direct Marketing	22,846	13.2%	—	—	22,846	—
e-Business	5,640	32.2%	1,923	9.4%	3,717	193.3%

Sub-total	55,689	12.6%	35,817	10.6%	19,872	55.5%
Corporate-level activity	16,869		3,744		13,125	350.6%

Total	$72,558	16.4%	$39,561	11.7%	$32,997	83.4%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the nine months ended April 30, 2018 increased by approximately $33.0 million compared to the nine month period ended April 30, 2017, primarily due to the additional selling, general and administrative expenses associated with the Direct Marketing segment ($22.8 million), higher professional fees associated with the acquisition of IWCO ($2.2 million), higher share-based compensation expense ($9.2 million) which are recorded as a part of Corporate-level activity, as well as other lower general and administrative costs. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended April 30, 2018.

Amortization of Intangible Assets:

The intangible asset amortization of $12.1 million, during the nine months ended April 30, 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years.

Restructuring, net:

	Nine Months Ended April 30, 2018	As a % of Segment Net Revenue	Nine Months Ended April 30, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$101	0.2%	$283	0.4%	$(182)	(64.3%)
Asia	1	0.0%	865	0.7%	(864)	(99.9%)
Europe	2	0.0%	638	0.5%	(636)	(99.7%)
e-Business	14	0.1%	115	0.6%	(101)	(87.8%)

Total	$118	0.0%	$1,901	0.6%	$(1,783)	(93.8%)

The $0.1 million net restructuring adjustments recorded during the three months ended April 30, 2017 primarily consisted of $0.1 million of employee-related net adjustments of previously recorded accruals in the Americas. The $1.9 million restructuring charge recorded during the nine months ended April 30, 2017 primarily consisted of $0.2 million, $0.7 million, $0.5 million and $0.1 million of employee-related costs in the Americas, Asia, Europe and e-Business, respectively, related to the workforce reduction of 78 employees in our global supply chain. Of this amount, $0.5 million related to contractual obligations.

Interest Income/Expense:

During the nine months ended April 30, 2018 and 2017, interest income was $0.4 million and $0.3 million, respectively.

During the nine months ended April 30, 2018 and 2017, interest expense totaled approximately $19.4 million and $6.2 million, respectively. The increase in interest expense primarily due to the additional debt associated with the acquisition of IWCO.

Other Gains (Losses), net:

The Company recorded foreign exchange gains (losses) of approximately $(1.4) million and $0.6 million during the nine months ended April 30, 2018 and 2017, respectively. For the nine months ended April 30, 2018, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $1.0 million and $0.8 million in the Asia and Corporate, respectively, offset by net gains of $0.4 million in Europe. For the nine months ended April 30, 2017, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.7 million, $0.2 million and $(0.4) million in Corporate, e-Business and Europe, respectively.

During the nine months ended April 30, 2018 and 2017, the Company recognized $1.9 million and $2.6 million in net gains associated with its Trading Securities.

Income Tax Expense:

During the nine months ended April 30, 2018, the Company recorded income tax benefit of approximately $71.7 million. During the nine months ended April 30, 2017, the Company recorded income tax expense of approximately $2.6 million. The income tax benefit during the nine months ended April 30, 2018 is related to the reduction of the Company’s valuation allowance associated with the IWCO acquisition of approximately $75.8 million partially offset by income tax expense in certain jurisdictions where the Company operates, using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of April 30 2018, the Company had available cash and cash equivalents of $99.7 million. As of April 30, 2018, the Company had approximately $20.4 million of cash and cash equivalents held outside of the U.S. Of this amount, approximately $3.2 million is considered permanently invested due to certain restrictions under local laws, and $17.2 million is not subject to permanent reinvestment. Due to the Company’s U.S. net operating loss carryforward there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

For the Company, earnings and profits have been calculated at each subsidiary. The Company’s foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment has been made to U.S. taxable income in 2018 relating to this aspect of the new tax law. In future years, under the new tax law the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the ModusLink Borrowers) entered into a revolving credit and security agreement (the Credit Agreement), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement. The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions. For greater clarity, if the undrawn availability, as more fully described in the Credit Agreement, is either equal to or less than $10.0 million, or the aggregate principal balance of the loans plus the undrawn amount of all letters of credit in each case outstanding on any date is equal to or greater than $30.0 million; then compliance with the minimum fixed charge coverage ratio is required. If triggered, the minimum fixed charge coverage ratio to be maintained, as of the end of each fiscal month, for the trailing period of twelve consecutive fiscal months then ended, would be not less than 1.0 to 1.0. As of April 30, 2018 and July 31, 2017, the Company did not have any balance outstanding on the PNC Bank credit facility.

On March 18, 2014, the Company entered into an indenture (the Indenture) with Wells Fargo Bank, National Association, as trustee, relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the Notes). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the three months ended April 30, 2018. The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. As of April 30, 2018 and July 31, 2017, the principal amount of the Notes was $67.6 million, for both periods. As of April 30, 2018 and July 31, 2017, the net carrying value of the Notes was $63.3 million and $59.8 million, respectively.

On December 15, 2017, MLGS, a wholly owned subsidiary of the Company, entered into a Financing Agreement (the Financing Agreement), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as Borrower), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the Guarantors), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, as described above, Borrower became the borrower under the Financing Agreement

The Financing Agreement provides for $393.0 million term loan facility (the Term Loan) and a $25.0 million revolving credit facility (collectively, the Cerberus Credit Facility). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower’s option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility will be at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1,500,000 and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any fiscal year, any voluntary prepayments of the Term Loan shall be credited against the Borrower’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO’s subsidiaries. The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the three months ended April 30, 2018, the Company did not trigger any of these covenants. During the first quarter of fiscal year 2017, the Company adopted ASU No. 2015-03. As such, the debt issuance costs are capitalized as a reduction of the principal amount of Term Loan on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Term Loan. As of April 30, 2018, the Company had $6.0 million outstanding on the revolving credit facility. As of April 30, 2018, the principal amount outstanding on the Term Loan was $391.5 million. As of April 30, 2018, the current and long-term net carrying value of the Term Loan was $390.3 million.

Consolidated working capital was $(22.8) million at April 30, 2018, compared with $108.7 million at July 31, 2017. Included in working capital were cash and cash equivalents of $99.7 million at April 30, 2018 and $110.7 million at July 31, 2017.

Net cash provided by (used in) operating activities was $5.7 million for the nine months ended April 30, 2018, as compared to $(21.4) million in the prior year period. The $27.0 million change in net cash provided by operating activities as compared with the same period in the prior year was primarily due to the cash provided by the operating activities of IWCO subsequent to its acquisition, as well as, a reduction in the cash used in the operating activities of ModusLink Corporation. During the nine months ended April 30, 2018, non-cash items within net cash provided by operating activities included depreciation expense of $11.4 million, amortization of intangible assets of $12.1 million, amortization of deferred financing costs of $0.7 million, accretion of debt discount of $3.2 million, share-based compensation of $9.7 million, non-cash gains, net, (including gain on sale of building) of $13.1 million and gains on investments in affiliates of $0.6 million. During the nine months ended April 30, 2017, non-cash items within net cash provided by operating activities included depreciation expense of $6.0 million, amortization of deferred financing costs of $0.4 million, accretion of debt discount of $2.9 million, share-based compensation of $0.5 million, non-cash gains, net, of $3.2 million and gains on investments in affiliates of $1.1 million.

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

Investing activities provided (used) cash of $(447.7) million and $5.2 million during the nine months ended April 30, 2018 and 2017, respectively. The $447.7 million of cash used in investing activities during the nine months ended April 30, 2018 was primarily comprised of $469.2 in payments associated with the acquisition of IWCO, $13.6 million in capital expenditures, offset by $20.7 million in proceeds associated with the sale of property and equipment, $13.8 in proceeds from the sale of Trading Securities and $0.6 million in proceeds from investments in affiliates. The $5.2 million of cash provided in investing activities during the nine months ended April 30, 2017 was comprised of $8.0 million in proceeds from the sale of Trading Securities and $1.1 million in proceeds from investments in affiliates, offset by $3.9 million in capital expenditures.

Financing activities provided cash of $430.4 million during the nine months ended April 30, 2017, which primarily related to the $393.0 million in net proceeds from the Term Loan associated with the IWCO Acquisition, $35.0 million in proceeds associated with the issuance of convertible preferred stock, 6.0 million in proceeds from the revolving line of credit, $1.5 million in payments of long-term debt, $1.3 million in payment of deferred financing costs and $0.6 million in payments of preferred dividends. Financing activities used cash of $1.9 million during the nine months ended April 30, 2017, which primarily related to the purchase of the Company’s Convertible Notes of $1.8 million and payments on capital lease obligations of $0.1 million.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least the next twelve months. These resources include cash and cash equivalents, the PNC Credit Agreement, the revolving credit facility noted above and cash, if any, provided by operating activities. At April 30, 2018 and July 31, 2017, the Company had cash and cash equivalents and Trading Securities of $99.7 million and $122.6 million, respectively. At April 30, 2018 and July 31, 2017, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $4.2 million and $16.0 million, respectively. At April 30, 2018, the Company had a readily available borrowing capacity under its Cerberus revolving Credit Facility of $19.0 million.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2017 and April 30, 2018, except those associated with the IWCO acquisition. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.8 million as of April 30, 2018. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2018, the Company had no recorded liabilities with respect to these arrangements.

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

During the nine months ended April 30, 2018, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

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

Interest Rate Risk

As of April 30, 2018 and July 31, 2017, the Company did not have an outstanding balance on the PNC Bank credit facility. As of April 30, 2018, the Company had $6.0 million outstanding on the Cerberus revolving credit facility. As of April 30, 2018, the principal amount outstanding on the Term Loan was $391.5 million. Based on outstanding borrowings as of April 30, 2018, the effect of a 100 basis point change in current interest rates on annualized interest expense would be approximately $4.0 million.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. From time to time, the Company has used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of April 30, 2018 and July 31, 2017, there were no foreign currency forward contracts outstanding.

Revenues from our foreign operating segments accounted for approximately 28.9% and 72.8% of total revenues during the three months ended April 30, 2018 and 2017, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended April 30, 2018 and 2017, we recorded a foreign currency translation gain (loss) of approximately $(1.4) million and $0.2 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three months ended April 30, 2018 and 2017, we recorded net realized and unrealized foreign currency transaction and remeasurement gains of approximately $0.7 million and $0.2 million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below as well as a material weakness in internal controls over financial reporting as reported in the Company’s 10-K for the period ended July 31, 2017, as filed with the SEC on October 16, 2017, our disclosure controls and procedures were not effective as of April 30, 2018.

In connection with the preparation of the Form 10-Q for the three and six months ended January 31, 2018, the Company determined that, due to certain communication and monitoring errors in connection with the preparation and review of our income tax provision that was specific to our acquisition of IWCO Direct the tax provision for the Company would have been incorrect and would have resulted in the income tax benefit being materially overstated by $6.9 million for the quarter ended January 31, 2018. Specifically, we did not design effective controls related to the review of the fair value adjustments used in the calculation of our income tax provision and failed to recognize the tax expense associated with an estimate for non-routine transactions. This error was detected and corrected prior to the issuance of our Form 10-Q for the quarter ended January 31, 2018.

We have concluded that the deficiency identified above constituted a material weakness in the Company’s internal controls. Management is in the process of remediating the internal controls weakness related to income taxes associated with non-routine transactions. Nevertheless, the Company may continue to report the above material weakness while sufficient evaluation of newly established procedures and controls occurs.

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

•	Management has enhanced the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions, controls, including access controls. This deficiency was not effectively remediated during the three months ended April 30, 2018 primarily due to the number of access rights, segregation of duties and review controls not sufficiently documented for a sufficient period of time, primarily within the e-Business segment.

•	Management has enhanced the design and precision level of existing monitoring controls to provide additional controls supporting the reporting process.

•	A significant amount of remediation was performed in implementing additional policies, improved processes and documented procedures relating to our financial statement close processes and procedures within the e-Business and Americas segments.

•	We will continue to engage a nationally recognized accounting firm to provide assistance and guidance in designing, implementing and testing the Company’s internal controls during the year.

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

Changes in Internal Control over Financial Reporting

On December 15, 2017, the Company acquired IWCO Direct as more fully described in Note 9. During the initial transition period following the acquisition, we enhanced our internal controls to ensure all financial information related to the acquisition was properly reflected in our consolidated financial statements.

Except as described in the preceding paragraph, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company’s Board of Directors, Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, L.P., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, “Steel Parties”) in connection with the acquisition of $35 million of the Series C Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, “Challenged Transactions”). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the

Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company’s proxy statement for the 2017 Meeting in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages.

On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. Plaintiff’s date to respond to the motions is July 13, 2018. Plaintiff served discovery requests on May 2, 2018, and responses are due on July 13, 2018. Because the motions to dismiss are pending and no discovery has been conducted, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

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

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the ModusLink Borrowers) entered into a revolving credit and security agreement (the Credit Agreement), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature. As of April 30, 2018 and July 31, 2017, the Company did not have an outstanding balance on the PNC Bank credit facility. As of April 30, 2018, the Company had $6.0 million outstanding on the Cerberus revolving credit facility. As of April 30, 2018, the principal amount outstanding on the Term Loan was $391.5 million.

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

Our Notes mature on March 1, 2019, and we may not have sufficient cash flow from our business to repay the Notes.

The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. As of April 30, 2018, the outstanding principal amount of our Notes was $67,625,000. To repay the Notes at maturity, we will need to obtain additional financing. Our ability to obtain additional financing will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could have a material adverse effect on our business, financial position and operating results.

Other Risks Associated With the Company

Members of our Board also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.

Some members of our Board also hold positions with Steel Holdings and its affiliates. Specifically, Warren G. Lichtenstein, our Executive Chairman of the Board, is affiliated with Steel Holdings and is now the Executive Chairman of Steel Holdings GP and the Chief Executive Officer of Steel Services and Steel Partners, Ltd. Previously, Mr. Lichtenstein was the Chief Executive Officer of SP Corporate. Glen M. Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is also associated with Steel Services. Jack Howard, a member of our Board, has served as the President of Steel Holdings GP since July 2009 and has served as a director of Steel Holdings GP since October 2011. Mr. Howard is the President of Steel Holdings and has been associated with Steel Holdings and its predecessors and affiliates since 1993. Mr. Howard has held various positions with HNH and has served as a director of HNH since July 2005. Mr. Fejes has served as the president of Steel Services since October 2017. Mr. Fejes served as Senior Vice President of HNH and President and Chief Executive Officer of Handy & Harman Group Ltd. from June 2016 until October 2017.

As a result, these individuals may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our directors that conflict with their fiduciary obligations to Steel Partners and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders.

Our Board is composed of seven directors, of that, three directors are independent and the remaining four are not independent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Note applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on February 20, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2018.

3.2	Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2018.

10.1	Waiver and Amendment No. 1 to Financing Agreement, dated as of May 9, 2018, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.2*	Steel Connect, Inc. 2010 Incentive Award Plan, as amended.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2018 and July 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended April 30, 2018 and 2017 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2018 and 2017 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: June 15, 2018	By:	/S/ LOUIS J. BELARDI
Louis J. Belardi
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)