Form 10-K
period 2018-07-31
Steel Connect, Inc.
filed 2018-12-04
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $81,962,522.

On November 1, 2018, the Registrant had 60,611,082 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the Company’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JULY 31, 2018

STEEL CONNECT, INC.

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

PART I

ITEM 1.— BUSINESS OVERVIEW

Steel Connect, Inc. (“Steel Connect” or the “Company”) together with its consolidated subsidiaries, operates through its wholly owned subsidiaries, ModusLink Corporation and ModusLink PTS, Inc. (together “ModusLink” or “Supply Chain”), and IWCO Direct Holdings, Inc. (“IWCO Direct” or “IWCO”). The Company was formerly known as ModusLink Global Solutions, Inc. until it changed its name to Steel Connect, Inc. effective February 27, 2018.

ModusLink is a leader in global supply chain business process management serving clients in markets such as consumer electronics, communications, computing, medical devices, software, and retail. ModusLink designs and executes critical elements in its clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, expansive global footprint and world-class technology. The Company also produces and licenses an entitlement management solution powered by its enterprise-class Poetic software, which offers a complete solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products.

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

IWCO Direct delivers highly-effective data-driven marketing solutions for its customers, which represent some of the largest and most respected brands in the world. Its full range of services includes strategy, creative and execution for omnichannel marketing campaigns, along with one of the industry’s most sophisticated postal logistics programs for direct mail. Through its Mail-Gard® division, IWCO Direct also offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services. IWCO Direct was named the largest direct mail production provider in North America, with the largest platform of continuous digital print technology and a growing direct marketing agency service. Their solutions enable customers to improve Customer Lifetime Value (CLV), which in turn, has led to and longer customer relationships.

IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen, MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg PA.

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities and borrowings from lending institutions. As of July 31, 2018, the Company had available cash and cash equivalents of $92.1 million. At July 31, 2018, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. Per the Financing Agreement with Cerberus Business Finance, LLC (the “Financing Agreement”), IWCO is permitted to make distributions to the Parent, Steel Connect, Inc., an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by the Parent. The Parent is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” The Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement with PNC Bank (the “Credit Agreement”) and the Financing Agreement to which certain of its subsidiaries are a party, to repay or restructure its 5.25% Convertible Senior Notes (the “Notes”), and that it will be able to obtain cash through its current credit facilities and through securitization of certain trade receivables. The Company believes that it has adequate cash and available resources to meet its obligations for one year from the date of this filing.

Services

The Supply Chain business operation’s revenue primarily comes from the sale of Adaptive Supply Chain Services to its clients. Among ModusLink’s core supply chain services are fulfillment, digital commerce, packaging, kitting & assembly, reverse logistics and supply chain infrastructure for small companies. In addition, ModusLink is a Microsoft Authorized Replicator, further enhancing its position as a valued supply chain services provider to leading technology hardware original equipment manufacturers (“OEMs”).

The Supply Chain business operation’s core services include:

Packaging, Kitting & Assembly—These services center on developing and executing a strategy that has product configuration and packaging done at the optimal time, and from the greatest strategic benefit. With sites located in the Americas, the Asia-Pacific region or Europe, ModusLink affords manufacturers just-in-time flexibility. Options with this service include the ability to postpone product/order configuration until the order fulfillment stage, using the facilities closest to a client’s customers. In addition, ModusLink light manufacturing services cover the final assembly of components and parts into finished goods, including build-to-order customization. ModusLink also offers additional value-added processes such as product testing, RFID (Radio Frequency Identification) tagging, product or service activation, language settings, personalization and engraving and multi-channel packaging and packaging design.

Fulfillment—ModusLink Fulfillment Services are highly integrated and supported by a best-of-breed technology infrastructure to enable clients to quickly increase efficiency and reduce costs. It has deep experience and is exceptionally skilled at handling the fulfillment requirements of multiple channels, be they manufacturing sites, distribution centers, retail operations or individual consumers dispersed across the globe. ModusLink is equally strong in adapting to the needs of retail/B2B or B2C product movement aspects of bringing product to market, including order management, pick, pack and ship, retail compliance and demand planning services are integral components of ModusLink Fulfillment Services. In addition, ModusLink can help optimize component and finished goods inventory levels for better efficiency and cost savings. Clients also look to ModusLink for the physical programming of digital content – such as software, firmware, upgrades or promotional material – onto numerous types of flash media, including SD and MicroSD cards, USB drives, navigation systems, smartphones and tablets. This programming includes content protection and activation options as well as full IP security. As direct-to-consumer volumes increase, ModusLink is able to provide a customer experience that can further enhance a brand’s relationship with consumers.

Digital Commerce— At the heart of ModusLink’s Digital Commerce Services is ModusLink’s cloud-based e-commerce platform. It removes the complexities and risk of a global web store, optimizing each stage of the online buying experience so that products can be quickly and easily purchased, serviced and delivered anywhere in the world. This end-to-end approach is fully integrated with global payment, CRM and fulfillment systems, helping clients to quickly and easily expand into a new region and country. In addition, if a client needs help in managing and optimizing its commerce solution once established, ModusLink can support that too. By leveraging ModusLink’s e-commerce partnerships with Intershop and Shopify, clients can better meet revenue goals, drive growth and build their brands around the globe. Integration with either partner provides clients with a single, comprehensive view of their customers at every stage of their relationships. ModusLink can also manage the installation, integration and all technical operations for an online store, so a client can dedicate time and resources to its core business. By being able to adapt to their digital commerce and supply chain needs, ModusLink can help clients reach new markets, optimize order processing and customer service, reduce costs and increase margins and flexibility — without having to invest in their own infrastructure and personnel.

Reverse Logistics—ModusLink Reverse Logistics Services simplifies the returns process for retailers and manufacturers that want to improve service parts management and the value of returned assets. ModusLink manages the end-to-end process, including receipt, RMA, sorting, triage, credit processing and ultimate disposition of the returned product. Its approach to reverse logistics employs a modular global system that combines existing and new supply chain solutions, so clients can gain actionable insight into their reverse supply chains, which leads to reduced costs and increased customer service and satisfaction levels. ModusLink’s integrated supply chain infrastructure, technology and operating expertise combine to afford a highly streamlined reverse logistics management operation, one that eliminates costly handoffs and decreases inventory processing time, leading to an increase in value recovery.

Supply Chain Infrastructure for Small Companies—These Adaptive Supply Chain Services center on helping small companies with big ambitions grow and expand their geographic reach. The entry point is ModusLink’s EZ Connect™ service, which provides essential fulfillment capabilities for emerging growth companies without the expensive surprises typically associated with third-party fulfillment services for young, growing companies. Key to that is ModusLink’s transparent pricing, which consists of the average monthly customer order rate + pick-pack-ship activities—with all packaging and related consumables and logo-marked packing lists included – + flat-rate 1-2-day shipping to 99.9% of the continental United States. In addition, EZ Connect gives clients a complete view of into each part of the process with real-time, substantive online reports generated by powerful monitoring, management and analytical tools like Power

BI, SAP and Salesforce. Visibility is offered into orders, inventory, shipments and tracking. Since EZ Connect is powered by ModusLink, as clients of this service grow, ModusLink can scale its services as rapidly as needed, systemically and geographically.

The Supply Chain business solutions seamlessly integrate with other supply chain service providers such as contract manufacturing companies and transportation providers.

The Direct Marketing operation’s revenue primarily comes from fully integrated, end-to-end production execution services for complex, data-driven direct marketing programs. Print-to-mail recovery services are provided by the Company’s Mail-Gard division which also provides production overflow services for its clients. In addition, the Company’s omnichannel practice helps clients combine physical mail with web, email, social, and mobile to maximize return on marketing investment (ROMI).

The Direct Marketing operation’s core solutions include: end-to-end services for paper-based direct marketing and omnichannel marketing campaigns. These solutions include strategy, data and analytics, response analysis, creative services, lithographic and digital printing, envelope printing and converting, component manufacturing, promotional cards (manufacturing, personalization and affixing), data processing and hygiene, content and asset management, personalization, lettershop and bindery, and postal optimization, including comprehensive commingling and logistics management.

Operating Segments

The Company has five operating segments: Americas; Asia; Europe; Direct Marketing; and e-Business. Direct Marketing is a new operating segment which represents IWCO. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has five reportable segments: Americas, Asia, Europe, Direct Marketing and e-Business. In the past the All Other category has completely been comprised of the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation, acquisition costs and certain strategic costs which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, Notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. Certain reportable segment information, including revenue, profit and asset information, is set forth in Note 20 of the accompanying notes to consolidated financial statements included in Item 8 below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 below.

Technology Infrastructure

ModusLink’s information technology systems and infrastructure serve as the backbone of a client’s fully integrated global supply chain services and manages the flow and use of physical assets and information. ModusLink offers a secure and redundant operating environment to ensure the integrity and privacy of its clients’ data. ModusLink works with clients to integrate data, tools and applications to deliver an optimized solution that meets its clients’ business needs and improves management of the global supply chain. ModusLink’s Enterprise Resource Planning (“ERP”) system is designed to provide the visibility and control needed for better decision making, rapid response to global market dynamics and effective asset utilization across services and geographies. ModusLink has recently completed an ERP upgrade that further improves its data collection and reporting tools and systems across its geographic footprint.

IWCO has dual redundant data centers located in our Minnesota and Pennsylvania locations. These data centers have been architected to provide full resiliency and security to enable our optimal and always on computing resources to support IWCO’s enterprise business applications and complex data processing required by our customers. IWCO’s information security practice is a leader in the industry and is audited and certified annually against ISO-27001, HiTrust, PCI and HIPAA controls and standards. IWCO has fully integrated and enterprise class business systems including an industry specific ERP that has been customized to support IWCO’s unique business flows. These business systems provide end-to-end tracking and visibility to both front end business support functions as well as to our entire manufacturing operation.

Facilities

ModusLink’s global footprint consists of an integrated network of strategically located facilities, including sites throughout North America, Europe and Asia. ModusLink’s regionally optimized and highly scalable services centers are designed to provide the adaptability to manage supply chain requirements, deliver and configure products in-region, close to the point of consumption or close to the point of manufacturing in low-cost regions, such as Asia Pacific, Eastern Europe and Mexico for maximum efficiency and cost-effectiveness. Investments in automation and Lean methodologies have enhanced ModusLink’s overall value proposition to its clients, enabling quicker response times, more efficient service levels and improved customer satisfaction.

IWCO Direct has more than 1.2 million square feet of production, office and warehouse space at our strategically located facilities in Minnesota and Pennsylvania. Investments in Lean methodologies have enhanced the IWCO’s overall value proposition to its clients, enabling faster speed-to-market production cycles, more efficient service levels, and improved product quality. IWCO Direct’s national footprint includes:

•	Corporate headquarters located in Chanhassen, MN.

•	Offices located in Chanhassen and Little Falls, MN, and Hamburg and Warminster, PA.

•	Production and mailing facilities located in Chanhassen and Little Falls, MN, and Hamburg and Warminster, PA.

•	Recovery services facilities located in Warminster, PA and Hamburg, PA.

•

Regional sales offices in Detroit metro, MI; Fort Worth, TX; Hamburg, PA; Los Angeles metro, CA; Minneapolis metro, MN; Naples, FL; New York City metro, NY; Philadelphia metro, PA; Richmond, VA; and St. Louis, MO.

Sales and Marketing

ModusLink’s sales and marketing staff is strategically and globally aligned to support the development, marketing and sale of its Adaptive Supply Chain Services and solutions worldwide. ModusLink’s marketing efforts key on engaging with its target base so as to inform and persuade them of the benefits of its Adaptive Supply Chain Services and convert them into ModusLink clients; and, once being served by ModusLink, to see the value to drawing on more of its capabilities. The approach is to focus on those prospects whose business profile, situation and supply chain needs best map to what ModusLink can offer in terms of supply chain services and what it needs for there to be a win-win partnership with a potential client. The vertical markets/market segments which will be emphasized include technology components (i.e.: semiconductors), computing (systems, storage, software) communications products (wireless devices), consumer electronics (A/V products, smart home electronics and systems, wearables), small home appliances, selected consumer packaged goods categories (long-shelf-life consumables, cosmetics/health & beauty aids), health/healthcare (vitamins/supplements, medical devices, medical supplies), luxury goods, selected apparel categories, industrial and aerospace parts. ModusLink sells its services and solutions on a global scale, through a direct sales channel. ModusLink’s strategically aligned, global sales staff identifies new opportunities and cultivates leads throughout North America, Europe and the Asia-Pacific region. ModusLink’s sales staff is focused on winning new programs with existing clients, while developing new relationships to further diversify its client base.

Because of IWCO Direct’s scale, sales executives are largely focused on specific industry verticals, leveraging industry expertise to drive clients’ marketing results through improved response rates, automation, and reduced postage spend. Smaller competitors’ sales executives are often generalists, not vertical specialists. The majority of the sales force has been with IWCO Direct for at least 10 years; many have more than 20 years’ experience in the industry and are expected to maintain a robust pipeline. IWCO Direct markets its services and solutions through its website, media relations, trade publications and conferences, and has developed collateral materials, case studies, and other sales tools to support these efforts. The Company sells its direct marketing and omnichannel services and solutions through a direct sales channel.

Competition

The market for the supply chain management service offerings provided by ModusLink is highly competitive. As a provider with service offerings covering a range of supply chain operations and activities across the globe, ModusLink competes with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place. ModusLink faces competition from Electronics Manufacturing Services/Contract Manufacturers (EMS/CM), third party logistics (3PL) providers, Supply Chain Management (SCM) companies, and regional specialty companies. For certain digital commerce services, ModusLink’s competition includes global outsource providers, software as service (SaaS) providers, technology providers and computer software providers offering content and document management solutions. As a provider of an outsourcing solution, ModusLink’s competition also includes current and prospective clients, who evaluate ModusLink’s capabilities in light of their own capabilities and cost structures.

The Company believes that the principal competitive factors in its market are quality and range of solutions and services, technological capabilities, costs, location of facilities, responsiveness, and adaptability. With ModusLink’s set of supply chain services, global footprint, strong client service acumen, and its integrated global supply chain digital commerce services, the Company believes that it is well positioned to compete in each of the markets it serves, while expanding across various industry subsets.

The market for the range of services offered by IWCO Direct is highly competitive and fragmented. IWCO Direct’s scope and scale of end-to-end services provides a competitive advantage by being able to focus on efficiency while making the end product more effective in driving response for clients. While the ability to offer a more effective marketing product is highly valued, we must continue to provide it a competitive price and aggressively manage our cost structure to maintain our client roster and attract new business.

Competitors for our print/mail products and services include printers, envelope manufacturers, and commercial lettershops (i.e. mail service providers). Competitors for our Marketing Services practice include internal and external agencies and data and analytics companies.

Clients

A limited number of clients account for a significant percentage of the Company’s consolidated net revenue. For the fiscal year ended July 31, 2018, 2017 and 2016, the Company’s 10 largest clients accounted for approximately 44%, 70% and 71% of consolidated net revenue, respectively. No clients accounted for more than 10% of the Company’s consolidated net revenue for the fiscal year ended July 31, 2018. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

The Company sells its services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients. The Company purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with its suppliers other than the purchase obligations noted in Note 11 of the accompanying notes to consolidated financial statements included in Item 8 below. Because of the diversity of its services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company is not and does not expect to be adversely affected by an inability to obtain materials.

IWCO Direct’s services include (a) development of direct mail and omnichannel marketing strategies (b) creative services to design direct mail, email, and online marketing (c) printing and compiling of direct mail pieces into envelopes ready for mailing (d) commingling services to sort mail produced for various customers, by destination to achieve optimized postal savings (e) and business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, Multiple-System Operations (“MSO”) (cable or direct-broadcast satellite TV systems), insurance and to a lesser extent subscription/services, healthcare, travel/hospitality and other. Direct mail is a critical piece of marketing for most of its current customers who use direct mail to acquire new customers. Management believes that direct mail will remain an important part of its customer’s budgets for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.

International Operations

The Company currently conducts business in many countries including China, the Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to its North America operations. IWCO does not currently have international operations. During the year ended July 31, 2018, revenues from our foreign operating segments accounted for approximately 41.2% of total revenues. Refer to Note 20 of the accompanying notes to consolidated financial statements included in Item 8 below.

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

Seasonality

The demand of our Supply Chain clients’ products is subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season. IWCO Direct’s business is not typically subject to seasonal buying patterns.

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

Employees

ModusLink:

At July 31, 2018, ModusLink employed approximately 1,525 persons on a full-time basis, 263 in the Americas, 805 in Asia and 457 in Europe. Our subsidiaries in Mexico are parties to several collective bargaining agreements covering approximately 41 employees. Our subsidiary in France is party to collective bargaining agreements covering its employees. Approximately 13 of the employees of our Ireland operation are members of labor unions. As of August 2018, approximately 99 of the employees at one of our China operations are members of labor unions. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business, and at times the number of these workers may approximate the number of our full-time employees.

IWCO:

At July 31, 2018, IWCO Direct employed approximately 2,399 full-time, non-union persons in the U.S. We consider our employee relations to be good. We utilize a temp-to-hire arrangement as needed for direct labor.

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

RISKS RELATED TO OUR BUSINESS

We derive a substantial portion of our revenue and or profits from a small number of clients and adverse industry trends or the loss of one or more of any of those clients could significantly damage our business.

The Supply Chain business derives a substantial portion of our revenue by providing supply chain management services to a small number of clients. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes. If this trend does not continue or declines, demand for our supply chain management services will decline and our financial results could suffer. With the acquisition of IWCO Direct and its subsidiaries on December 15, 2017 (the “IWCO Acquisition”), our reliance on a small number of clients has been partially mitigated on a consolidated basis.

In addition, the loss of a significant amount of business or program with any key client could cause our revenue and or profits to decline and our financial results could suffer.

For the fiscal year ended July 31, 2018, 2017 and 2016, the Company’s 10 largest clients accounted for approximately 44%, 70% and 71% of consolidated net revenue, respectively. No clients accounted for more than 10% of the Company’s consolidated net revenue for the fiscal year ended July 31, 2018. The Supply Chain business is expected to continue to derive the vast majority of our consolidated net revenue and or profits from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. The loss of business with any key clients, or a decision by any one of our key clients to significantly change or reduce the services we provide, could have a material adverse effect on our business. Further, demand for our clients’ products is subject to ever-changing consumer tastes and depends on our client nimbleness in responding to these shifts by introducing improved and/or new products. If any of our key clients fail to respond successfully to market shifts, we would be adversely affected. We cannot assure you that our revenue and or profits from key clients will not decline in future periods.

We may have difficulty achieving and sustaining operating profitability, and if we deplete our working capital balances, our business will be materially and adversely affected.

For the fiscal years ended July 31, 2018 and 2017, we reported operating losses of $8.3 million and $19.8 million, respectively. Although we have increased our revenues and reduced our operating losses, and reduced our cost of revenues as a percentage of revenues, we anticipate that we may continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, we cannot assure you that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At July 31, 2018, we had consolidated cash and cash equivalents of approximately $92.1 million and current liabilities of approximately $290.6 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.

Because our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue and materially adversely affect our financial results.

Our contracts generally do not contain minimum purchase requirements and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our clients, which is difficult to predict, has fluctuated historically and may continue to fluctuate, sometimes materially from year to year and even from quarter to quarter. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users for the Supply Chain business, individual client strategies, the introduction of new technologies, the desire of our clients to reduce their exposure to any single supplier and general economic conditions. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products or insufficient capacity in our sites, or in the alternative, we may have excess inventory or excess capacity, either of which may have a material adverse effect on our business, financial position and operating results.

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

A decline in the technology and consumer products sectors or a reduction in consumer demand generally could have a material adverse effect on our Supply Chain business.

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

The Supply Chain business operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our services;

•	consumer confidence and demand;

•	specific economic conditions in the industries in which we compete;

•	general economic and financial market conditions;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets, including restructuring in future periods;

•	political instability including changes in tariff laws or natural disasters in the countries in which we operate;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our accompanying consolidated financial statements;

•	changes in accounting rules;

•	changes in tax rules and regulations;

•	changes in labor laws;

•	availability of temporary labor and the variability of available rates for the temporary labor;

•	unionization of our labor and contract labor; and

•	implementation of automation.

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

We must purchase and maintain adequate levels of inventory (including adequate levels of paper inventory used by IWCO) in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients in the Supply Chain business offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations and the inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

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

The Supply Chain business clients have, at times, requested that we add capacity or open a facility in locations near their sites. If we do not elect to add required capacity at sites near existing clients, maintain sites or establish sites near existing or potential clients, clients may decide to seek other service providers. In addition, if we lose a significant client of a particular site or open or expand a site with the expectation of business that does not materialize, operations at that site could become unprofitable or significantly less efficient and we may need to incur restructuring costs. Any of these events could have a material adverse effect on our business, financial position and operating results.

We may encounter problems in our efforts to increase operational efficiencies.

We continue to seek to identify ways to increase efficiencies and productivity and effect cost savings. In addition to already undertaken projects designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system, the opening of new solution centers in low cost areas to expand client offerings and to effect cost savings and the implementation of a model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions, our new executive team is continuing its review across the organization designed to improve our operations, including a commitment to automate certain facilities. IWCO is continually employing programs to achieve efficiencies which includes investment in capital equipment. We cannot assure you that these projects and investment in capital will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects do not achieve expected results, our business, financial position and operating results may be materially and adversely affected.

The Supply Chain business is subject to risks of operating internationally.

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

We currently conduct business in many countries including China, Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to our United States operations. During the year ended July 31, 2018, revenues from our foreign operating segments accounted for approximately 41.2% of total revenues. A portion of our international revenue, cost of revenue and operating expenses are denominated in foreign currencies. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating results. There is also additional risk if the foreign currency is not freely traded. Some currencies, such as the Chinese Renminbi, are subject to limitations on conversion into other currencies, which can limit or delay our ability to repatriate funds or engage in hedging activities. While we may enter into forward currency exchange contracts to manage a portion of our exposure to foreign currencies, future exchange rate fluctuations may have a material adverse effect on our business and operating results.

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

The Supply Chain business may be affected by strikes, work stoppages and slowdowns by our employees.

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

IWCO may have trouble obtaining and retaining its labor force

IWCO Direct’s production operations are dependent upon attracting and retaining skilled and unskilled employees to take advantage of all available manufacturing capacity and ensure on-time delivery of clients’ marketing programs to meet service level agreements (SLAs) without penalty. The Company’s future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote personnel for all areas of its organization. Labor market conditions may have an adverse impact on profitability and ability to deliver product on time. The Company is exploring automation and efficiency options to reduce its reliance on direct labor.

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

The Supply Chain business is subject to intense competition.

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

The Supply Chain business employs a broad range of intellectual property and from time to time, we have been, and will continue to be, subject to third-party claims in the ordinary course of business, including claims of alleged infringement of intellectual property rights. These claims may damage our business by:

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

Although we have put in place policies and procedures to address the new GDPR (General Data Protection Regulation) regulation, as required by the European Union and we deem these adequate, there are certain risks as we often handle personal information as part of our e-Business offering. Any security breach or inadvertent release of this information could expose us to risks of loss, litigation and liability and could seriously disrupt our operations. If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate the personal information or credit card information of our clients’ customers or if we give third parties improper access to such information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. Further, any resulting adverse publicity arising from investigations could have a material adverse impact on our business.

We depend on third-party software, systems and services.

Our Supply Chain business and operations rely on third parties to provide products and services, including IT products and services, and shipping and transportation services. We may experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. Any interruption in the availability or usage of the products and services provided by third parties could have a material adverse effect on our business or operations.

The funds held for clients may be subject to credit risk.

In the course of providing primarily e-Business related services to our clients, we at times have possession of client funds. The funds are maintained at financial institutions and the balances associated with these funds are at times without and in excess of federally insured limits. If these funds are impaired, misappropriated or stolen, we could suffer:

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

Part of our business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. Acquisitions, including the IWCO Acquisition, involve many complexities, including, but not limited to, risks associated with the acquired business’ past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures under Company control, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. There is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. As a result, the realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced.

OTHER RISKS ASSOCIATED WITH THE COMPANY

We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, “NOLs”).

Our past operations generated significant NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they “expire” for such purposes. Until they expire, we can “carry forward” NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely, however, any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2017 is limited to 80 percent of our taxable income for any tax year (computed without regard to the NOL deduction). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as “Current NOLs.” While we cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income, we believe our NOLs are a very valuable asset.

Our ability to utilize our NOLs to offset future taxable income may be significantly limited if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Under Section 382, an “ownership change” occurs if one or more stockholders or groups of stockholders that each owns (or is deemed to own) at least 5% of our common stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. If an ownership change is deemed to occur, the limitations imposed by Section 382 could significantly limit our ability to use our NOLs to reduce future income tax liability and result in a material amount of our Current NOLs expiring unused and, therefore, significantly impair the value of our NOLs.

Our ability to use our Current NOLs in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state taxable income in future years to use the Current NOLs before they expire, we will lose the benefit of the Current NOLs permanently. In addition to the generation of future federal and state taxable income, our ability to use our Current NOLs will depend significantly on our success in identifying suitable acquisition or investment candidates, and once identified, successfully consummating an acquisition of or investment in these candidates.

On January 19, 2018, Company’s Board of Directors adopted a Tax Benefit Preservation Plan (“Tax Plan”) designed to preserve the Company’s ability to utilize its NOLs. The Tax Plan is intended to prevent an “ownership change” within the meaning of Section 382 of the Internal Revenue Code that would impair the Company’s ability to utilize its NOLs. On April 12, 2018, at the Annual Meeting of Steel Connect’s stockholders (the “2017 Annual Meeting”) the stockholders of Steel Connect approved the Tax Plan and the continuation of its terms.

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

Initially, the Rights were attached to all certificates representing shares of Common Stock then outstanding and no separate rights certificates were distributed. In the case of book entry shares, the Rights are evidenced by notations in the book entry accounts. Subject to certain exceptions specified in the Plan, the Rights will separate from the Common Stock and a distribution date (the “Distribution Date”) will occur upon the earlier of (i) ten (10) business days following a public announcement that a stockholder (or group) has become a beneficial owner of 4.99-percent or more of the shares of Common Stock then outstanding and (ii) ten (10) business days (or such later date as the Board determines) following the commencement of a tender offer or exchange offer that would result in a person or group becoming a 4.99-percent stockholder.

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the new

4.99-percent stockholder or group) to purchase additional shares of Steel Connect at a significant discount, resulting in substantial dilution in the economic interest and voting power of the new 4.99-percent stockholder (or group). In addition, under certain circumstances in which Steel Connect is acquired in a merger or other business combination after an non-exempt stockholder (or group) becomes a new 4.99-percent stockholder, each holder of the Right (other than the new 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company’s common stock at a discount.

The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m., on January 18, 2021; (ii) the time at which the Rights are redeemed or exchanged as provided in the Tax Plan; and (iii) the time at which the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of NOLs.

On April 12, 2018, following approval by our stockholders at the 2017 Annual Meeting, Steel Connect filed an Amendment to its Restated Certificate of Incorporation (the “Protective Amendment”) with the Delaware Secretary of State. The purpose of the Protective Amendment is to assist us in protecting the long-term value to the Company of its NOLs by limiting certain direct or indirect transfers of our Common Stock. These transfer restrictions generally restrict any direct or indirect transfers of the common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person (as defined in the Protective Amendment) from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a Person owning or deemed to own 4.99% or more of the common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void as of the date of the prohibited transfer as to the purported transferee. The Board of Directors of Steel Connect has discretion to grant waivers to permit transfers otherwise restricted by the Protective Amendment. In addition, the Protective Amendment includes a mechanism to block the impact of such transfers while allowing purchasers to receive their money back from prohibited purchases.

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

In recent years, we have financed our operations and met our capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of Company owned facilities that were not being fully utilized. These funding sources may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

In addition, market and other conditions largely beyond our control may affect our ability to engage in future sales of our securities, the timing of any sales, and the amount of proceeds we receive from sales of our securities. Even if we are able to sell our securities in the future, we may not be able to sell at favorable prices or on favorable terms.

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

Our performance is substantially dependent on the performance of our executive officers and other key employees, as well as management of our subsidiaries. The familiarity of these individuals with technology and service-related industries makes them especially critical to our success. Our success is also dependent on our ability to attract, train, retain and motivate high quality personnel. Competition for highly qualified personnel is intense. The loss of the services of any of our executive officers or key employees may harm our business. Also, IWCO’s sales executives are focused on specific industry verticals leveraging their expertise to drive clients marketing results. The majority of the sales force has at least 10 years’ experience in the industry. The loss of these executives may have a detrimental effect on IWCO’s sales.

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

The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded with a closing price as low as $1.49 per share and as high as $2.62 per share during the year ended July 31, 2018. Future market movements unrelated to our performance may adversely affect the market price of our common stock.

SPH Group Holdings LLC and its affiliates may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.

As of February 20, 2018, SPH Group Holdings LLC (“SPHG Holdings”) and its affiliates, including Steel Partners Holdings L.P. (“Steel Holdings”), Handy & Harman, Ltd. (“HNH”), Steel Partners, Ltd. (“SPL”), beneficially owned approximately 52% of our outstanding capital stock, including shares of Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) that vote on an as-converted basis together with our Common Stock.

SPHG Holdings acquired the Series C Preferred Stock on December 15, 2017, pursuant to a Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) between Steel Connect and SPHG Holdings. Under Preferred Stock Purchase Agreement, Steel Connect issued 35,000 shares of newly created Series C Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the “Preferred Stock Transaction”). The terms, rights, obligations and preferences of the Series C Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Steel Connect filed with the Secretary of State of the State of Delaware.

As a result of the Preferred Stock Transaction, the Company is a “controlled company” within the meaning of the Nasdaq rules.

Steel Holdings, HNH, SPL and SPHG Holdings will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of mergers, consolidations or the sale of all or substantially all of our assets. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our Common Stock.

On December 24, 2014, Steel Connect entered into a Management Services Agreement with SP Corporate Services LLC (“SP Corporate”), effective as of January 1, 2015 (as amended, the “Management Services Agreement”). SP Corporate is an indirect wholly owned subsidiary of Steel Holdings and is a related party. Pursuant to the Management Services Agreement, SP Corporate

provided Steel Connect and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. The Management Services Agreement had an initial term of six months. On June 30, 2015, Steel Connect entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015 and provided for automatic renewal for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by Steel Connect of certain termination fees to SP Corporate. On March 10, 2016, Steel Connect entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”) pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the amendment. SPH Services, which has since changed its name to Steel Services Ltd. (“Steel Services”) is the parent of SP Corporate and an affiliate of SPH Group Holdings LLC. On March 10, 2016, Steel Connect entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to Steel Connect certain individuals who provide corporate services to Steel Connect.

During the year ended July 31, 2017, pursuant to the Management Services Agreement, Steel Connect paid a fixed monthly fee of $175,000 in consideration for the services and incremental costs as incurred. Pursuant to a third amendment to the Management Services Agreement, effective September 1, 2017, the fixed monthly fee paid by Steel Connect to Steel Services was reduced from $175,000 per month to $95,641 per month. The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by the parties.

Members of our Board also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.

Some members of our Board also hold positions with Steel Holdings and its affiliates. Specifically, Warren G. Lichtenstein, our Executive Chairman of the Board, is affiliated with Steel Holdings and is now the Executive Chairman of Steel Partners Holdings GP Inc. (“Steel Holdings GP”) and the Chief Executive Officer of Steel Services and SPL. Previously, Mr. Lichtenstein was the Chief Executive Officer of SP Corporate. Glen M. Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings and Steel Holdings GP. Jack Howard, a member of our Board, has served as the President of Steel Holdings GP since July 2009 and has served as a director of Steel Holdings GP since October 2011. Mr. Howard is the President of Steel Holdings and has been associated with Steel Holdings and its predecessors and affiliates since 1993. Mr. Howard has held various positions with HNH and has served as a director of HNH since July 2005. Mr. Fejes has served as the president of Steel Services since October 2017. Mr. Fejes served as Senior Vice President of HNH and President and Chief Executive Officer of Handy & Harman Group Ltd. from June 2016 until October 2017.

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

RISKS RELATED TO OUR INDEBTEDNESS

On December 15, 2017, MLGS Merger Company, Inc., a wholly owned subsidiary of Steel Connect, entered into a financing agreement (the “Financing Agreement”) by and among MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (the “MLGS”), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as “Borrower”), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the “Guarantors”), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, Borrower became the borrower under the Financing Agreement. The Financing Agreement provides for $393.0 million term loan facility and a $25.0 million revolving credit facility (together, the “Cerberus Credit Facility”). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years.

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “ModusLink Borrowers”) entered into a revolving credit and security agreement (the Credit Agreement), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature (the “PNC Bank Credit Facility”). As of July 31, 2018 and July 31, 2017, the Company did not have an outstanding balance on the PNC Bank Credit Facility. As of July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of July 31, 2018, the principal amount outstanding on the term loan under the Cerberus Credit Facility was $390.0 million.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including relating to the Company’s outstanding balance of the 5.25% Convertible Senior Notes (the Notes), depends on our financial and operating performance, which is subject to economic, financial, competitive and other factors, some which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt, meet working capital requirements and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. See Liquidity and Capital Resources contained in Item 7 of this Form 10-K.

In addition, under certain conditions holders of the Notes may convert all or any portion of their notes at their option at any time prior to the close of business or the business day immediately preceding their maturity date (See Note 1 and Note 10 contained in Part II of this Form 10-K ) . This conversion may lessen the value of our common stock and/or dilute our common stockholders.

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

The Notes will mature on March 1, 2019, unless earlier restructured, or repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. As of July 31, 2018, the outstanding principal amount of our Notes was $67.6 million. To repay the Notes at maturity, we may need to obtain additional financing. Our ability to obtain additional financing will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could have a material adverse effect on our business, financial position and operating results. See Liquidity and Capital Resources contained in Item 7 of this Form 10-K.

RISKS RELATED TO A MATERIAL WEAKNESS EXISTS IN OUR INTERNAL CONTROLS

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

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM  2.— PROPERTIES

The Supply Chain business leases more than 20 sites in several countries from which we operate ModusLink, which facilities consist of office and warehouse space. These facilities are located throughout the world, including, but not limited to, facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, the Netherlands,

Czech Republic, Singapore, Japan and China. e-Business operates from its leased facilities in the Netherlands with offices in Massachusetts, Utah, Singapore and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space. Our Supply Chain business leases generally expire at varying dates through fiscal year 2023 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us.

IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen, MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg PA. The IWCO leases generally expire at varying dates through fiscal year 2030 and include renewals at our option.

ITEM 3.— LEGAL PROCEEDINGS

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

On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. The motions are fully briefed, and argument is scheduled for March 5, 2019. Discovery is stayed pending a decision on the motions to dismiss. Because the litigation is at an early stage and motions to dismiss are pending, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

ITEM 4.— MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “STCN”. The following table sets forth the range of high and low closing stock prices per share of common stock per fiscal quarter, as reported by the NASDAQ for our two most recent fiscal years.

Fiscal Year Ended July 31, 2018	High	Low
First Quarter	$2.30	$1.50
Second Quarter	$2.62	$1.49
Third Quarter	$2.46	$1.93
Fourth Quarter	$2.20	$1.72

Fiscal Year Ended July 31, 2017	High	Low
First Quarter	$1.68	$1.21
Second Quarter	$2.02	$1.35
Third Quarter	$1.89	$1.41
Fourth Quarter	$1.72	$1.51

Stockholders

As of July 31, 2018, there were approximately 340 holders of record of common stock of the Company.

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

Recent sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company of its common stock during the quarter ended

July 31, 2018.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2018 to May 31, 2018	—	$—	—	—
June 1, 2018 to June 30, 2018	—	$—	—	—
July 1, 2018 to July 31, 2018	—	$—	—	—

Stock Performance Graph

The following graph shows the yearly change in the cumulative total stockholder return on our common stock from July 31, 2013 through July 31, 2018, with the cumulative total return of the 1) NASDAQ Composite Index (U.S. companies), 2) the NASDAQ Computer Services Index, and 3) our chosen industry peer group during the same period. The graph reflects reinvestment of dividends and market capitalization weighting. Our Peer Group Index is comprised of the following publicly traded companies: Plexus Corp., Benchmark Electronics, Inc., Jabil Circuit, Inc., Key Tronic Corporation, IEC Electronics Corp, Egain Corp., Ingram Micro Corp. The graph assumes an investment of $100 on July 31, 2013, and the reinvestment of any dividends, if any. The comparison shown in the graph below are based upon historical data.

	Fiscal year ending July 31,
	2013	2014	2015	2016	2017	2018
Steel Connect, Inc.	100.00	119.94	104.50	41.16	54.02	68.17
NASDAQ Composite XCMP	100.00	122.00	144.83	147.61	183.65	224.29
NASDAQ Computer and Data Processing (OMX)	100.00	102.71	103.29	104.90	114.02	133.11
Peer Group	100.00	104.35	101.42	115.21	148.52	143.57

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

ITEM 6.— SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information of the Company for the five years ended July 31,

2018. The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and our accompanying consolidated financial statements and notes to consolidated financial statements in Item 8 below. The historical results presented herein are not necessarily indicative of future results.

	Years ended July 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$645,258	$436,620	$459,023	$561,673	$723,400

Operating loss	(8,306)	(19,761)	(40,572)	(14,339)	(5,449)

Income (loss) from continuing operations	36,715	(25,827)	(61,281)	(18,429)	(16,362)
Income (loss) from discontinued operations	—	—	—	—	80

Net income (loss)	36,715	(25,827)	(61,281)	(18,429)	(16,282)

Less: Preferred dividends on redeemable preferred stock	(1,335)	—	—	—	—

Net income (loss) attributable to common stockholders	$35,380	$(25,827)	$(61,281)	$(18,429)	$(16,282)

Basic net earning (loss) per share attributable to common stockholders:	$0.60	$(0.47)	$(1.18)	$(0.35)	$(0.32)
Diluted net earning (loss) per share attributable to common stockholders:	$0.53	$(0.47)	$(1.18)	$(0.35)	$(0.32)
Weighted average common shares used in:
Basic earnings per share	59,179	55,134	51,934	51,940	51,582
Diluted earnings per share	81,899	55,134	51,934	51,940	51,582

	July 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Working capital	$(26,331)	$108,691	$125,125	$202,289	$207,174
Total assets	827,050	281,298	347,932	446,502	451,646
Long-term liabilities	393,618	69,172	67,226	90,548	81,434
Stockholders’ equity	107,628	62,971	85,940	144,601	171,618

ITEM 7.—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a large portion of the Supply Chain business’ revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance within these sectors and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue, gross margin and overall operating performance. Additionally, the markets for our supply chain services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management, and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients’ completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures the gross margins in our supply chain business are low.

Many of the Supply Chain’s business’ clients products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients’ products during the first half of our fiscal year, which includes the holiday selling season.

As a leading provider of data-driven direct marketing solutions, IWCO Direct’s products and services help clients create more effective marketing offers and communications across all marketing channels to create new and more loyal customers. With a nearly 50-year legacy of printing and mailing services, the Company’s full range of expanded marketing services includes strategy, creative, and execution for omnichannel marketing campaigns, along with one of the industry’s most sophisticated postal logistics strategies for direct mail. Through Mail-Gard®, IWCO Direct offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services.

IWCO Direct’s services include (a) development of direct mail and omnichannel marketing strategies (b) creative services to design direct mail, email, and online marketing (c) printing and compiling of direct mail pieces into envelopes ready for mailing (d) commingling services to sort mail produced for various customers, by destination to achieve optimized postal savings (e) and business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, Multiple-System Operations (MSO) (cable or direct-broadcast satellite TV systems), insurance and to a lesser extent subscription/services, healthcare, travel/hospitality and other. Direct mail is a critical piece of marketing for most of its current customers who use direct mail to acquire new customers. Management believes that direct mail will remain an important part of its customer’s budgets for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.

The printing, mailing, and marketing services industries are highly competitive and are expected to remain so. The printing industry has more than 40,000 companies in the U.S. and IWCO Direct is the largest printer in the direct mail category, according to the December 2017 PI 400, an annual ranking of all printers by industry trade publication, Printing Impressions. While the printing industry as a whole is experiencing a shift from paper-based to digital content, direct mail continues to drive the highest response rate for campaigns designed to acquire new customers, according to the Data and Marketing Association’s (DMA) 2018 Response Rate Report. IWCO Direct is expanding its services to provide omnichannel marketing solutions to leverage its leadership role in acquisition marketing for direct mail to include digital marketing campaigns that complement direct mail to drive a higher response across all channels. Significant downward pricing pressure, a significant shift from paper-based to digital marketing for acquisition marketing, availability of paper and price increases for this raw material, the ability to acquire and retain a skilled work force and/or regulatory issues that impact use of consumer data for marketing could adversely affect IWCO Direct’s earnings. IWCO Direct’s business is not typically subject to seasonal buying patterns.

IWCO is ISO/IEC 27001 Information Security Management System (ISMS) certified through BSI, reflecting its commitment to data security. IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg, PA..

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as Adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and financial restatement costs, SEC penalties on resolution, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, non-cash charge related to a fair value step-up to work-in-process inventory, share-based compensation, impairment of goodwill and long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses on investments in affiliates and impairments. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, financial services, MSO and insurance.

We have developed plans and will continue to monitor plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the years ended July 31, 2018, 2017 and 2016, our gross margin percentage was 15.7%, 8.3% and 5.4%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, drive process and efficiency reforms and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients had accounted for a significant percentage of our revenue. For the fiscal year ended July 31, 2018, 2017 and 2016, the Company’s 10 largest clients accounted for approximately 44%, 70% and 71% of consolidated net revenue, respectively. No clients accounted for more than 10% of the Company’s consolidated net revenue for the fiscal year ended July 31, 2018. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the fiscal year ended July 31, 2018, the Company reported net revenue of $645.3 million, an operating loss of $8.3 million, a loss before income taxes of $35.3 million and a net income of $36.7 million. For the fiscal year ended July 31, 2017, the Company reported net revenue of $436.6 million, an operating loss of $19.8 million, a loss before income taxes of $24.4 million and a net loss of $25.8 million. For the fiscal year ended July 31, 2016, the Company reported net revenue of $459.0 million, an operating loss of $40.6 million, a loss before income taxes of $56.6 million and a net loss of $61.3 million. At July 31, 2018, we had cash and cash equivalents of $92.1 million, and negative working capital of $(26.3) million. The decline in working capital during the current year was primarily driven by the reclassification of the Company’s convertible notes from long-term to current and the additional liabilities assumed as a result of the IWCO acquisition.

Management is utilizing the following strategies to continue to increase shareholder value: (1) continuing to implement improvements throughout all of the Company’s operations to increase sales and operating efficiencies, (2) supporting profitable revenue growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets and capital raising opportunities. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

Basis of Presentation

The Company has five operating segments: Americas; Asia; Europe; Direct Marketing; and e-Business. Direct Marketing is a new operating segment representing IWCO, which was acquired on December 15, 2017. Based on the information provided to the Company’s chief operating decision-maker (“CODM”) for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has five reportable segments: Americas, Asia, Europe, Direct Marketing and e-Business. In the past the All Other category has completely been comprised of the e-Business operating segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, Notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated.

Results of Operations

Fiscal Year 2018 compared to Fiscal Year 2017

Net Revenue:

	Twelve Months Ended July 31, 2018	As a % of Total Net Revenue	Twelve Months Ended July 31, 2017	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$56,320	8.7%	$92,324	21.1%	$(36,004)	(39.0%)
Asia	146,664	22.7%	158,048	36.2%	(11,384)	(7.2%)
Europe	119,403	18.5%	159,085	36.4%	(39,682)	(24.9%)
Direct Marketing	299,358	46.4%	—	0.0%	299,358	—
e-Business	23,513	3.7%	27,163	6.3%	(3,650)	(13.4%)

Total	$645,258	100.0%	$436,620	100.0%	$208,638	47.8%

Net revenue increased by approximately $208.6 million during the year ended July 31, 2018, as compared to the same period in the prior year. This change in net revenue was driven by the increase in revenue associated with the acquisition of IWCO, offset by decreased revenues from ModusLink clients in the consumer electronics industries. IWCO and ModusLink’s revenues are reported as Products and Services revenues, respectively, on the Consolidated Statements of Operations. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the year ended July 31, 2018, as compared to the prior year.

During the year ended July 31, 2018, net revenue in the Americas region decreased by approximately $36.0 million. This decrease in net revenue was primarily driven by decrease in revenues from a ModusLink aftermarket services program related to the repair and refurbishment of mobile devices and clients in the consumer products industry. Within the Asia region, the net revenue decrease of approximately $11.4 million primarily resulted from lower ModusLink revenues from programs in the consumer electronics market. Within the Europe region, net revenue decreased by approximately $39.7 million primarily due to lower ModusLink revenues from clients in the consumer electronics industry. Net revenue for e-Business decreased by approximately $3.7 million primarily due to lower revenues from clients in the consumer electronics industry.

Cost of Revenue:

	Twelve Months Ended July 31, 2018	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$59,045	104.8%	$91,622	99.2%	$(32,577)	(35.6%)
Asia	115,703	78.9%	131,760	83.4%	(16,057)	(12.2%)
Europe	117,176	98.1%	151,305	95.1%	(34,129)	(22.6%)
Direct Marketing	230,021	76.8%	—	—	230,021	—
e-Business	22,054	93.8%	25,568	94.1%	(3,514)	(13.7%)

Total	$543,999	84.3%	$400,255	91.7%	$143,744	35.9%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the twelve months ended July 31, 2018 included materials procured on behalf of our supply-chain clients of $194.6 million, as compared to $250.6 million for the same period in the prior year, a decrease of $56.0 million. Total cost of revenue increased by $143.7 million for the twelve months ended July 31, 2018, as compared to the same period in the prior year, primarily due to an increase in cost of revenue associated with the acquisition of IWCO, offset by the lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. IWCO and ModusLink’s cost of revenues are reported as Products and Services cost of revenues, respectively, on the Consolidated Statements of Operations. Gross margin percentage for the current year increased to 15.7% from 8.3% in the prior year, primarily due to the acquisition of IWCO which was negatively impacted by a $7.2 million non-cash charge related to a fair value step-up to work-in-process inventory, partially offset by a reduction in revenues and related costs in the Americas, Asia and Europe. For the twelve months ended July 31, 2018, the Company’s gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments were -4.8%, 21.1%, 1.9% and 23.2%, respectively, as compared to gross margin percentages within the Americas, Asia and Europe segments of 0.8%, 16.6% and 4.9%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the twelve months ended July 31, 2018.

In the Americas, the -5.6 percentage point decline in gross margin, from 0.8% to -4.8%, was primarily due to unfavorable shift in volumes from clients in the consumer electronics and consumer products industries which lead to the absorption of fixed over head costs, partially offset by a corresponding declines in material costs and a reduction in force. In Asia, the 4.5 percentage point increase in gross margin, from 16.6% to 21.1%, was primarily due to product mix and favorable contract terms obtained from a client that has exited the region, despite a decline in revenues. In Europe, the -3.0 percentage point decrease in gross margin, from 4.9% to 1.9%, was attributable to an unfavorable revenue mix associated with clients in the consumer electronics market. The gross margin for e-Business was 6.2% for the twelve months ended July 31, 2018 as compared to 5.9% for the same period of the prior year. This increase of 0.3 percentage points was due to a favorable revenue mix primarily associated with clients in the consumer products and computing industries.

Selling, General and Administrative Expenses:

	Twelve Months Ended July 31, 2018	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$6,560	11.6%	$10,706	11.6%	$(4,146)	(38.7%)
Asia	17,247	11.8%	19,850	12.6%	(2,603)	(13.1%)
Europe	12,299	10.3%	16,165	10.2%	(3,866)	(23.9%)
Direct Marketing	38,312	12.8%	—	—	38,312	—
e-Business	7,624	32.4%	2,592	9.5%	5,032	194.1%

Sub-total	82,042	12.7%	49,313	11.3%	32,729	66.4%
Corporate-level activity	19,659		4,846		14,813	305.7%

Total	$101,701	15.8%	$54,159	12.4%	$47,542	87.8%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Excluding the Direct Marketing segment, the selling, general and administrative expenses for the all other operating segments during the twelve months ended July 31, 2018 decreased by $5.6 million compared to the same period in the prior year. This represents management’s concerted efforts to reduce costs as revenues for the operating segments have decreased. Corporate-level activity increased primarily due to higher professional fees associated with the acquisition of IWCO ($2.2 million), higher share-based compensation expense ($10.8 million) which are recorded as a part of Corporate-level activity. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the twelve months ended July 31, 2018.

Amortization of Intangible Assets:

The intangible asset amortization of $20.3 million, during the twelve months ended July 31, 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years.

Restructuring, net:

	Twelve Months Ended July 31, 2018	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$257	0.5%	$338	0.4%	$(81)	(24.0%)
Asia	1	0.0%	818	0.5%	(817)	(99.9%)
Europe	2	0.0%	623	0.4%	(621)	(99.7%)
e-Business	11	0.0%	188	0.7%	(177)	(94.1%)

Total	$271	0.0%	$1,967	0.5%	$(1,696)	(86.2%)

During the fiscal year ended July 31, 2018, the Company recorded a net restructuring charge of $0.3 million which primarily consisted of $0.3 million of employee-related net adjustments of previously recorded accruals in the Americas.

During the fiscal year ended July 31, 2017, the Company recorded a net restructuring charge of $2.0 million. Of this amount, $1.5 million primarily related to the workforce reduction of 78 employees across all operating segments, and $0.5 million related to contractual obligations.

Interest Income/Expense:

During the fiscal year ended July 31, 2018, interest income increased to $0.7 million from $0.4 million during the fiscal year ended July 31, 2017.

Interest expense totaled approximately $29.9 million and $8.2 million for the fiscal years ended July 31, 2018 and 2017, respectively. The increase in interest expense was primarily due to the additional debt associated with the acquisition of IWCO.

Other Gains (Losses), net:

Other gains (losses), net totaled approximately $2.2 million for the fiscal years ended July 31, 2018. The balance consists primarily of $1.9 million in net gains associated with sale of publicly traded securities (“Trading Securities”), $1.1 million in net realized and unrealized foreign exchange gains, offset by $(0.6) million in losses associated with the disposal of assets at IWCO. For the fiscal year ended July 31, 2018, the net foreign currency exchange gain of $1.1 million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.8 million, $(0.2) million, $0.6 million in the Asia, Europe and Corporate, respectively.

Other gains (losses), net totaled approximately $3.2 million for the fiscal years ended July 31, 2017. The balance consists primarily of $2.2 million and $0.9 million, in net non-cash and cash gains, respectively, associated with its Trading Securities, and $0.2 million in net realized and unrealized foreign exchange gains, offset by other gain and losses. For the fiscal year ended July 31, 2017, the net foreign currency exchange gains of $0.2 million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(0.1) million, $0.2 million, $0.5 million, $0.5 million and $(0.9) million in the Americas, Asia, Europe, e-Business and Corporate, respectively.

Income Tax Expense:

During the fiscal year ended July 31, 2018, the Company recorded income tax benefit of approximately $71.2 million. During the fiscal year ended July 31, 2017, the Company recorded income tax expense of approximately $2.7 million. The income tax benefit during the fiscal year ended July 31, 2018 is related to the reduction of the Company’s valuation allowance associated with the IWCO acquisition of approximately $78.5 million partially offset by income tax expense in certain jurisdictions where the Company operates, using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, the Company uses Adjusted EBITDA, a non-GAAP financial measure, to assess its performance. EBITDA represents earnings before interest, income tax expense, depreciation and amortization. The Company defines Adjusted EBITDA as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, SEC inquiry and restatement costs, strategic consulting and other professional fees, executive severance and employee retention, restructuring, non-cash charge related to a fair value step-up to work-in-process inventory, share-based compensation, gain on sale of long-lived assets, impairment of long-lived assets, unrealized foreign exchange (gains) losses, net, other non-operating (gains) losses, net, and (gains) losses on investments in affiliates and impairments..

We believe that providing Adjusted EBITDA to investors is useful as this measure provides important supplemental information of our performance to investors and permits investors and management to evaluate the operating performance of the Company’s business. We use Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of incentive compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our business. We believe that the Adjusted EBITDA financial measure assists in providing an enhanced understanding of our underlying operational measures to manage our business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP net income (loss), the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for fiscal 2018, 2017 and 2016:

	Twelve Months Ended July 31,
(In thousands)	2018	2017	2016
Net income (loss)	$36,715	$(25,827)	$(61,281)

Interest income	(679)	(399)	(668)
Interest expense	29,884	8,247	10,924
Income tax expense	(71,202)	2,696	5,443
Depreciation	16,791	8,206	8,119
Amortization of intangible assets	20,285	—	—

EBITDA	31,794	(7,077)	(37,463)

SEC inquiry and financial restatement costs	—	12	293
Strategic consulting and other related professional fees	2,937	92	455
Executive severance and employee retention	202	750	662
Restructuring	271	1,967	7,421
Non-cash charge related to a fair value step-up to work-in-process inventory	7,211	—	—
Share-based compensation	10,801	681	1,126
Gain on sale of long-lived asset	(12,070)	—	—
Impairment of long-lived assets	(91)	261	305
Unrealized foreign exchange (gains) losses	(2,408)	670	1,037
Other non-cash (gains) losses, net	(1,839)	(3,001)	5,340
Gains on investments in affiliates and impairments	(801)	(1,278)	(747)

Adjusted EBITDA	$36,007	$(6,923)	$(21,571)

Our Adjusted EBITDA measure reflects adjustments based on the following items:

SEC inquiry and financial restatement costs. We exclude external costs related to our SEC inquiry and financial restatement. We exclude these costs because we do not believe they are indicative of our normal operating costs.

Strategic consulting and other related professional fees. We exclude certain professional fees related to our evaluation of strategic alternatives, cost alignment initiatives, and proxy contests with activist investors. We exclude these costs because we do not believe they are indicative of our normal operating costs.

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

Non-cash charge related to a fair value step-up to work-in-process inventory. With the acquisition of IWCO the Company recorded a fair value “step-up” to work-in-process inventory, which was recognized as a one-time non-cash charge to cost of revenues.

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

Gain on sale of long-lived asset. We completed the sale of our property in Singapore during the second quarter of fiscal year 2018. The gain on this sale is excluded because it does not relate to the performance of our core business.

Impairment of long-lived assets. Although an impairment of goodwill and long-lived assets does not directly impact the Company’s current cash position, such expense represents the declining value of the goodwill recorded at the time of the business acquisition and the other long-lived assets that were acquired. We exclude these impairments because they are not indicative of our normal operating costs.

Unrealized foreign exchange (gains) losses. We exclude these gains and losses as we do not believe they directly impact the Company’s cash position until they are realized.

Other non-cash (gains) losses. We exclude other non-cash (gains) losses as they do not relate to the performance of our core business.

(Gains) losses on investments in affiliates and impairments. We exclude (gains) losses on investments in affiliates and impairments related to our investments in a small number of privately held companies. We exclude this balance because it is not related to or indicative of the results of the Company’s core business.

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

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the year ended July 31, 2017 included materials procured on behalf of our clients of $250.6 million, or 57.4% of consolidated net revenue, as compared to $265.6 million, or 57.9% of consolidated net revenue for the same period in the prior year, a decrease of $15.0 million. Total cost of revenue decreased by $34.0 million for the year ended July 31, 2017, as compared to the year ended July 31, 2017, primarily due to the decline in volume as well as reductions in labor and facility costs related to the Company’s turnaround initiatives. The Company’s focus on operational and process enhancements, coupled with improved productivity had a positive impact on supply chain management and expenses related to cost of revenue.

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

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of July 31, 2018, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $92.1 million. The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $16.3 million at July 31, 2018, of which approximately $3.0 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Due to the changes reflected in the new tax law there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

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

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “ModusLink Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively. The Credit Agreement has a five (5) year term which expires on June 30, 2019. It includes a maximum credit commitment of $50.0 million, is available for letters of credit (with a sublimit of $5.0 million) and has a $20.0 million uncommitted accordion feature (the “PNC Bank Credit Facility”). The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement.

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions. For greater clarity, if the undrawn availability, as more fully described in the Credit Agreement, is either equal to or less than $10.0 million, or the aggregate principal balance of the loans plus the undrawn amount of all letters of credit in each case outstanding on any date is equal to or greater than $30.0 million; then compliance with the minimum fixed charge coverage ratio is required. If triggered, the minimum fixed charge coverage ratio to be maintained, as of the end of each fiscal month, for the trailing period of twelve consecutive fiscal months then ended, would be not less than 1.0 to 1.0. During the year ended July 31, 2018, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of July 31, 2018 and 2017, the Company did not have any balance outstanding on the Credit Agreement.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the year ended July 31, 2018. The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes. The repurchase of Notes by the Company is discussed in Note 10 in the consolidated financial statements in Item 8. As of July 31, 2018 and 2017, the net carrying value of the Notes was $64.5 million and $59.8 million, respectively. As of July 31, 2018 and 2017, the principal amount of the Notes was $67.6 million for both periods.

On December 15, 2017, MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“MLGS”), entered into a Financing Agreement (the Financing Agreement), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as Borrower), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the Guarantors), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, as described above, Borrower became the borrower under the Financing Agreement

The Financing Agreement provides for $393.0 million term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Facility”) (together, the Cerberus Credit Facility). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower’s option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1,500,000 and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO’s subsidiaries. The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the twelve month ended July 31, 2018, the Company did not trigger any of these covenants. During the first quarter of fiscal year 2017, the Company adopted ASU No. 2015-03. As such, the debt issuance costs are capitalized as a reduction of the principal amount of Term Loan on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Term Loan. As of July 31, 2018, the Company did not have an outstanding balance on the revolving credit facility. As of July 31, 2018, the principal amount outstanding on the Term Loan was $390.0 million. As of July 31, 2018, the current and long-term net carrying value of the Term Loan was $388.8 million.

Consolidated working capital (deficit) was $(26.3) million at July 31, 2018, compared with $108.7 million at July 31, 2017. Included in working capital were cash and cash equivalents of $92.1 million at July 31, 2018 and $110.7 million at July 31, 2017. The decline in working capital during the current year was primarily driven by the reclassification of the Company’s convertible notes, with a net carrying value of $64.5 million, from long-term to current. The decline is also driven by the additional liabilities assumed as a result of the IWCO acquisition. The liabilities include a $21.2 million accrued sales tax liability, $7.0 million of which is expected to be paid in the next twelve months.

Net cash provided by operating activities was $11.8 million for the year ended July 31, 2018, as compared to net cash used in operating activities of $24.4 million in the prior year period. The $36.2 million increase in net cash provided by operating activities as compared with the same period in the prior year was primarily due to the cash provided by the operating activities of IWCO subsequent to its acquisition, as well as, a reduction in the cash used in the operating activities of ModusLink Corporation. In addition to this, during the year ended July 31, 2018, non-cash items within net cash provided by operating activities included depreciation expense of $16.8 million, amortization of intangible assets of $20.3 million, amortization of deferred financing costs of $1.1 million, accretion of debt discount of $4.4 million, share-based compensation of $10.8 million, other gains, net (including gain on sale of building) of $15.3 million and gains on investments in affiliates and impairments of $0.8 million. During the fiscal year ended July 31, 2017, non-cash items within net cash provided by operating activities included depreciation expense of $8.2 million, amortization of deferred financing costs of $0.6 million, accretion of debt discount of $3.9 million, impairment of long-lived assets of $0.3 million, share-based compensation of $0.7 million, other gains, net, of $3.2 million and gains on investments in affiliates and impairments of $1.3 million.

The Company believes that its cash flows related to operating activities of continuing operations are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector, the market for outsourcing services and the continued positive operations of IWCO.

Net cash used in investing activities was $452.3 million for the year ended July 31, 2018, as compared to net cash provided by investing activities of $5.6 million in the prior year period. The $452.3 million of cash used in investing activities during the year ended July 31, 2018 was primarily comprised of $469.2 in payments associated with the acquisition of IWCO, $18.4 million in capital expenditures, offset by $20.7 million in proceeds associated with the sale of property and equipment, $13.8 in proceeds from the sale of Trading Securities and $0.8 million in proceeds from investments in affiliates. The cash provided by investing activities during the year ended July 31, 2017 was primarily comprised of $4.7 million in capital expenditures, $0.9 million in proceeds from the termination of a defined benefit pension plan, $8.0 million in proceeds from the sale of Trading Securities and $1.3 million in proceeds from investments in affiliates.

Net cash provided by financing activities was $421.9 million for the year ended July 31, 2018, as compared to net cash used in financing activities of $1.9 million in the prior year period. The $421.9 million of cash provided by financing activities during the year ended July 31, 2018 was primarily related to the $393.0 million in net proceeds from the Term Loan associated with the IWCO Acquisition, $35.0 million in proceeds associated with the issuance of convertible preferred stock, $6.0 million in proceeds from the revolving line of credit, $6.0 million in payments towards the revolving line of credit, $3.0 million in payments of long-term debt, $1.3 million in payment of deferred financing costs, $1.1 million in payments of preferred dividends and $0.7 million in payments on capital lease obligations. The $1.9 million of cash used by financing activities during the year ended July 31, 2017 was primarily related to the purchase of the Company’s Convertible Notes of $1.8 million and payments on capital lease obligations of $0.2 million.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include cash and cash equivalents, the Credit Agreement, the securitization of trade receivables not currently in the PNC Agreement and the revolving credit facility noted above and cash, if any, provided by operating activities. At July 31, 2018 and July 31, 2017, the Company had cash and cash equivalents and Trading Securities of $92.1 million and $122.6 million, respectively. At July 31, 2018 and July 31, 2017, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $9.6 million and $16.0 million, respectively. At July 31, 2018, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. Per the Cerberus Credit Facility, IWCO is permitted to make distributions to the Parent, Steel Connect, Inc., an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by the Parent. The Parent is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” As of July 31, 2018, SPHG Holdings held $14.9 million principal amount of the Company’s 5.25% Convertible Senior Notes (the “Notes”). SPHG Holdings has confirmed to the Company that it will not require a cash payment on Notes when they mature and for a period of twelve months from the date of this filing. The Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement with PNC Bank (the “Credit Agreement”) and the Financing Agreement to which certain of its subsidiaries are a party, to repay or restructure its the Notes, and that it will be able to obtain cash through its current credit facilities and through securitization of certain trade receivables. The Company believes that it has adequate cash and available resources to meet its obligations for one year from the date of this filing. In order to obtain funding for strategic initiatives, which may include capital expenditures or acquisitions, we may seek to raise additional funds through divestitures, public or private equity offerings, debt financings, or other means. In addition, as part of our strategic initiatives, our management may seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise if we believe that it is in our best interests. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

Future minimum payments, including previously recorded restructuring obligations, as of July 31, 2018 are as follows:

	Operating Leases	Capital Lease Obligations	Purchase Obligations	Debt Interest & Principal	Total
	(In thousands)
Payments due by period
Less than 1 year	$17,367	$79	$37,920	$108,792	$164,158
1-3 years	22,776	129	—	73,788	96,693
3-5 years	10,977	28	—	419,361	430,366
More than 5 years	24,689	—	—	—	24,689

	$75,809	$236	$37,920	$601,941	$715,906

The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through July 2023. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Such leasing arrangements involve buildings and machinery and equipment as discussed in Note 11 of the accompanying notes to consolidated financial statements included in Item 8 below.

Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which the Company has not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. These Contractual Obligations do not include any reserves for income taxes. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. As of July 31, 2018, our reserves for income taxes totaled approximately $1.6 million. The table above excludes obligations related to the Company’s defined benefit pension plans. See Note 12 of the accompanying notes to consolidated financial statements included in Item 8 below for a summary of our expected contributions and benefit payments for these plans. Total rent and equipment lease expense charged to continuing operations was $19.2 million, $15.6 million and $17.3 million for the fiscal years ended July 31, 2018, 2017 and 2016, respectively. From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2018, the Company had no recorded liabilities with respect to these arrangements.

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

The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

•	Revenue recognition

•	Inventory valuation

•	Restructuring expenses

•	Share-based compensation expense

•	Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

•	Accounting for impairment of long-lived assets, goodwill and other intangible assets

•	Investments

•	Income taxes

Revenue Recognition

The Supply Chain business’ revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to clients under these arrangements include revenue attributable to the services performed as well as for materials procured on the Company’s clients’ behalf as part of its service to them. Other sources of revenue include the sale of products and other services. Revenue is recognized for services when the services are performed and for product sales when the products are shipped or in certain cases when products are built and title had transferred, if the client has also contracted with us for warehousing and/or logistics services for a separate fee, assuming all other applicable revenue recognition criteria are met.

IWCO recognizes revenue for the majority of its products upon the transfer of title and risk of ownership, which is generally upon the delivery of the product to the United States Postal Service (“USPS”). IWCO does not have contractual purchase commitments from customers. IWCO receives purchase orders for all customer transactions and prices each order based upon the customer’s most recently agreed to pricing grid/rate card.

The Company recognizes revenue in accordance with the provisions of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company’s shipping terms vary by client and can include FOB shipping point, which means that risk of loss passes to the client when it is shipped from the Company’s location, as well as other terms such as ex-works, meaning that title and risk of loss transfer upon delivery of product to the customer’s designated carrier or when the products is delivered to the USPS. The Company also evaluates the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred.

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

Inventory Valuation

We value the inventory at the lower of cost or net realizable value. Cost is determined by both moving averages and the first-in, first-out methods. We continuously monitor inventory balances and record inventory provisions for any excess of the cost of the inventory over its estimated net realizable value. We also monitor inventory balances for obsolescence and excess quantities as compared to projected demands. Our inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, contractual provisions with our clients, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of our inventories, we use the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and client requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts.

IWCO’s inventory consists primarily of raw material (paper) used to produce direct mail packages and work-in-process, finished goods are generally not a significant element of the inventory as they are generally mailed after the production and sorting process. With the acquisition of IWCO the Company recorded a fair value “step-up” to work-in-process inventory of $7.2 million which was recognized as a non-cash charge to cost of revenues during the fiscal year 2018.

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

The Company records liabilities that primarily include estimated severance and other costs related to employee benefits and certain estimated costs to exit equipment and facility lease obligations and other service contracts and also costs for leases with no future economic benefit. As of July 31, 2018, the Company’s accrued restructuring balance totaled $0.1 million, none of which represented remaining contractual obligations. Historically, these contractual obligations have principally represented future obligations under non- cancelable real estate leases. Restructuring estimates relating to real estate leases involve consideration of a number of factors including: potential sublet rental rates, estimated vacancy period for the property, brokerage commissions and certain other costs. Estimates relating to potential sublet rates and expected vacancy periods are most likely to have a material impact on the Company’s results of operations in the event that actual amounts differ significantly from estimates. These estimates involve judgment and uncertainties, and the settlement of these liabilities could differ materially from recorded amounts. As such, in the course of making such estimates management often uses third party real estate advisors to assist management in its assessment of the marketplace for purposes of estimating sublet rates and vacancy periods. A 10%—20% unfavorable settlement of our remaining restructuring liabilities, as compared to our current estimates, would decrease our income from continuing operations by an immaterial amount.

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

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include, but are not limited to, future expected cash flows, acquired technology and tradenames, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company follows ASC Topic 360, “Property, Plant, and Equipment” (“ASC Topic 360”). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset’s carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value. As of July 31, 2018, $4.4 million, $3.1 million, $4.5 million, and $1.2 million of the Company’s long-lived assets related to the Americas, Asia, Europe and e-Business reporting units, respectively, consisting primarily of property, equipment and software. As of July 31, 2018, $544.1 million of the Company’s long-lived assets related to Direct Marketing reporting unit, consisting primarily of equipment, Goodwill and Intangible assets.

The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, “Goodwill and Other” (“ASC Topic 350”). The Company’s policy is to perform its annual impairment testing for its reporting units on July 31, of each fiscal year. The Income Approach indicates the fair value of an asset based on the present value of the cash flows that the asset can be expected to generate in the future. Specifically, the Discounted Cash Flow (“DCF”) Method is relied upon in the valuation of the net assets of the Direct Marketing reporting unit.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

Investments

The Company had maintained interests in a small number of privately held companies primarily through its various venture capital funds. The Company’s venture capital investment portfolio, @Ventures, invested in early-stage technology companies. These investments are generally made in connection with a round of financing with other third-party investors. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “Gains on investments in affiliates, net of tax” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2018, the Company recorded gains of $0.8 million associated with its cost method investments. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the

Company’s investment in, advances to and commitments for the investee. The Company’s share of net income or losses of the investee are reflected in “Gains on investments in affiliates, net of tax” in the Company’s Consolidated Statements of Operations. As of July 31, 2018 and 2017, the value of these investments was fully impaired.

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company requests from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the reliability and accuracy of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of $42 thousand for fiscal year ended July 31, 2016. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

Estimating the net realizable value of investments in privately held early-stage technology companies is inherently subjective and has contributed to significant volatility in our reported results of operations in the past and it may negatively impact our results of operations in the future.

At the time an equity method investee issues its stock to unrelated parties, the Company accounts for that share issuance as if the Company has sold a proportionate share of its investment. The Company records any gain or loss resulting from an equity method investee’s share issuance in its Consolidated Statements of Operations. During fiscal years ended July 31, 2018, 2017 and

2016, no such gains or losses had been recorded related to any @Ventures investments.

Income Taxes

Income taxes are accounted for under the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”) using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2018, 2017 and 2016, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance, accordingly. The Company’s federal, state and foreign net operating loss carryforwards at July 31, 2018 totaled approximately $2.1 billion, $150.6 million and $74.2 million, respectively. A 5% reduction in the Company’s current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $23.4 million.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2018.

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

The Company and its outside consultants has substantially completed the process of evaluating the potential effects on the consolidated financial statements and establishing new accounting policies and internal controls necessary to support the requirements of the new standard. Based on the analysis to date, the Company has identified the following potential impacts:

•

ModusLink’s revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer’s behalf as part of its service to them. Under existing guidance, revenue was recognized for services when the services were performed and for product sales when the products were shipped or in certain cases when products were completed and title had transferred, if the client had also contracted with us for warehousing and/or logistics services for a separate fee, assuming all other applicable revenue recognition criteria were met.

Under the new standard, the majority of our arrangements will consist of two distinct performance obligations (i.e., a warehousing/inventory management service and a separate kitting/packaging/assembly service), each of which will be recognized over time as services are performed using an input method based on the level of efforts expended. For the majority of the Company’s contracts under which the Company previously recognized revenue for services when the services were performed, the Company does not expect a material change in the manner and timing of revenue recognition as the input method corresponds with the transfer of value to the customer under the previous standard. However, for the limited population of contracts where the Company previously recognized revenues upon completion of all services and historically recognized revenue at a point in time (generally upon product shipment), the timing of revenue recognition will change in comparison to existing guidance as the Company’s performance enhances assets that the customer controls.

The Company has estimated that the impact of this change in the manner and timing of revenue recognition will result in an estimated increase to retained earnings of approximately $1.0 million to $2.0 million and the recording of an unbilled asset in the same amount. The Company is currently refining this estimate and will record in the Company’s first quarter report on Form 10-Q.

•

We also recognize revenue from the sale of software in the Company’s e-Business operations. Currently, revenue from the sale of perpetual licenses sold in multiple element arrangements is recognized ratably over the initial maintenance term, due to lack of Vendor Specific Objective Evidence (VSOE) for certain undelivered elements. The new standard will accelerate the recognition of revenue from the sale of perpetual licenses as the Company will allocate consideration between each performance obligation based on each item’s relative standalone selling price.

The Company has determined that it does not have any in process perpetual license arrangements at the date of adoption, as the balances at July 31, 2018 relate to maintenance renewal periods only. The Company did not identify any changes to the timing and manner of revenue recognition related to software contracts where the only performance obligation is the provision of software maintenance.

•

IWCO’s revenue is generated through the provision of data-driven marketing solutions, primarily through providing direct mail products to customers. Revenue recognized related to IWCO’s marketing solutions offerings, which typically consist of a single integrated performance obligation, was recognized at a point in time when the products were complete under existing guidance. Under the new standard, the majority of IWCO’s marketing solutions contracts will be recognized over time as the Company performs because the products have no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date.

The Company has estimated that the impact of this change in the manner and timing of revenue recognition will result in an estimated adjustment to retained earnings of approximately $4.5 million to $6.0 million and the recording of an unbilled asset in the same amount. The Company is currently refining this estimate and will record in the Company’s first quarter report on Form 10-Q.

In addition, the new standard will require incremental contract acquisition costs (such as certain sales commissions) for customer contracts to be capitalized and amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the sales commissions or other costs relate. Currently, these costs are expensed as incurred. The

Company has identified certain commissions programs where it expects that incremental costs will be capitalized and recognized over a period of greater than one year. As of the date of adoption, the total commission expense that has been incurred under the commissions programs that have been identified by the Company is not material and the Company does not expect to record an adjustment for commissions at the date of adoption.

The Company will be required to record cumulative effect adjustments to retained earnings (net of tax) upon adopting the new standard as of the fiscal year commencing August 1, 2018. The most significant of these adjustments will be to establish an asset and increase retained earnings related to the ModusLink supply chain management services contracts and IWCO marketing solutions contracts as noted above, given the changes to the manner and timing of revenue recognition upon adoption. The Company has not identified any other material adjustments that would need to be recorded at the time of adoption. Currently, the Company expects the cumulative effect adjustment to be within the range of $5.5 million to $8.0 million. The Company expects to finalize its estimates and record the cumulative effect adjustment for inclusion in the Company’s first quarter report on Form 10-Q.

In addition, the Company has determined the adoption of the standard will result in several additional disclosures, including but not limited to additional information around performance obligations, the timing of revenue recognition, remaining performance obligations at period end, contract assets and liabilities and significant judgments made that impact the amount and timing of revenue from our contracts with customers. These additional disclosures will be included in the Company’s first quarter report on Form 10-Q. In addition, under the modified retrospective method of adoption, we will be required to disclose, for any periods presented which occurred prior to adoption, any significant revenue recognition differences under the new standard from what would have been recorded by us had historical revenue recognition guidance continued to be in effect for those periods.

This discussion of the expected effects of the Company’s adoption of ASC 606 represents management’s best estimates of the effects of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K. In order to finalize this assessment, we are continuing to update and enhance our internal accounting systems and internal controls over financial reporting.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40), which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The Company adopted this guidance as of the first quarter of fiscal year 2018 and has provided additional disclosures in accordance with the new standard.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715), which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. This new ASU will not materially impact the Company’s consolidated financial statements.

Tax Benefits Preservation Plan

On January 19, 2018, our Board adopted a Tax Benefits Preservation Plan (the “Tax Plan”) with American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”). The Tax Plan is designed to preserve the Company’s ability to utilize its Tax Benefits and is similar to plans adopted by other public companies with significant Tax Benefits. The Board asked the Company’s stockholders to approve, and the stockholders did so approve, the Tax Plan at its 2017 Annual Meeting of Stockholders held on April 12, 2018 (the “2017 Meeting”).

The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $150.6 million, respectively, as of July 31, 2018. The Company’s s ability to use its Tax Benefits would be substantially limited if the Company undergoes an “ownership change” (within the meaning of Section 382 of the Internal Revenue Code). The Tax Plan is intended to prevent an “ownership change” of the Company that would impair the Company’s ability to utilize its Tax Benefits.

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

Initially, the Rights will be attached to all certificates representing shares of Common Stock then outstanding and no separate rights certificates will be distributed. In the case of book entry shares, the Rights will be evidenced by notations in the book entry accounts. Subject to certain exceptions specified in the Tax Plan, the Rights will separate from the Common Stock and a distribution date (the “Distribution Date”) will occur upon the earlier of (i) ten (10) business days following a public announcement that a stockholder (or group) has become a beneficial owner of 4.99-percent or more of the shares of Common Stock then outstanding and (ii) ten (10) business days (or such later date as the Board determines) following the commencement of a tender offer or exchange offer that would result in a person or group becoming a 4.99-percent stockholder.

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the new 4.99-percent stockholder or group) to purchase additional shares of Steel Connect at a significant discount, resulting in substantial dilution in the economic interest and voting power of the new 4.99-percent stockholder (or group). In addition, under certain circumstances in which Steel Connect is acquired in a merger or other business combination after an non-exempt stockholder (or group) becomes a new 4.99-percent stockholder, each holder of the Right (other than the new 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company’s common stock at a discount.

The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i 11:59 p.m., on January 18, 2021; (ii) the time at which the Rights are redeemed or exchanged as provided in the Tax Plan; and (iii) the time at which the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of Tax Benefits.

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

As a matter of policy, the Company does not enter into derivative financial instruments for trading purposes. All derivative positions are used to reduce risk by hedging underlying economic or market exposure and are valued at their fair value on our consolidated balance sheets and adjustments to the fair value during this holding period are recorded in the Consolidated Statements of Operations. As of July 31, 2018, the Company did not have any foreign currency exchange contracts outstanding.

Interest Rate Risk

At July 31, 2018, the Company did not have an outstanding balance under its PNC Bank Credit Facility and the Company did not have any open derivative positions with respect to its borrowing arrangements. As of July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of July 31, 2018, the principal amount outstanding on the Term Loan was $390.0 million. Based on outstanding borrowings as of July 31, 2018, the effect of a 100 basis point change in current interest rates on annualized interest expense would be approximately $3.9 million.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. The Company has historically used derivative financial instruments, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of July 31, 2018, the Company did not have any derivative financial instruments.

In the year ended July 31, 2018, revenues from our foreign operating segments accounted for approximately 41.2% of total revenues. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a majority of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the fiscal year ended July 31, 2018, we recorded foreign currency translation losses of $1.2 million, which are recorded within accumulated other comprehensive income in Stockholders’ Equity in our consolidated balance sheet. In addition, certain of our foreign subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. For the fiscal year ended July 31, 2018, we recorded foreign currency transaction gains of $1.1 million which are recorded in “Other gains (losses), net” in our Consolidated Statement of Operations.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Steel Connect, Inc.

Waltham, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Connect, Inc. (the “Company”) and subsidiaries as of July 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at July 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 3, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2014.

New York, New York

December 3, 2018

STEEL CONNECT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2018	July 31, 2017
ASSETS
Cash and cash equivalents	$92,138	$110,670
Trading securities	—	11,898
Accounts receivable, trade, net of allowance for doubtful accounts of $480 and $616 at July 31, 2018 and July 31, 2017, respectively	99,254	81,450
Inventories, net	47,786	34,369
Funds held for clients	11,688	13,454
Prepaid expenses and other current assets	13,415	6,005

Total current assets	264,281	257,846
Property and equipment, net	106,632	18,555
Goodwill	254,352	—
Other intangible assets, net	192,964	—
Other assets	8,821	4,897

Total assets	$827,050	$281,298

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Accounts payable	$78,212	$71,476
Accrued restructuring	96	186
Accrued expenses	88,330	37,898
Funds held for clients	11,688	13,454
Current portion of long-term debt	5,727	—
Other current liabilities	42,029	26,141
Notes payable	64,530	—

Total current liabilities	290,612	149,155

Notes payable	—	59,758
Long-term debt, excluding current portion	383,111	—
Other long-term liabilities	10,507	9,414

Total long-term liabilities	393,618	69,172

Total liabilities	684,230	218,327

Commitments and contingencies (Note 11)
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at July 31, 2018; zero shares authorized, issued and outstanding shares at July 31, 2017	35,192	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 4,965,000 and 5,000,000 shares at July 31, 2018 and July 31, 2017, respectively; zero issued and outstanding shares at July 31, 2018 and at July 31, 2017	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,742,859 issued and outstanding shares at July 31, 2018; 55,555,973 issued and outstanding shares at July 31, 2017	608	556
Additional paid-in capital	7,467,855	7,457,051
Accumulated deficit	(7,363,569)	(7,398,949)
Accumulated other comprehensive income	2,734	4,313

Total stockholders’ equity	107,628	62,971

Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$827,050	$281,298

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Twelve Months Ended July 31,
	2018	2017	2016
Net revenue:
Services	$345,900	$436,620	$459,023
Products	299,358	—	—

Total net revenue	645,258	436,620	459,023
Cost of revenue:
Services	313,978	400,255	434,265
Products	230,021	—	—

Total cost of revenue	543,999	400,255	434,265
Gross profit:
Services	31,922	36,365	24,758
Products	69,337	—	—

Total gross profit	101,259	36,365	24,758

Operating expenses
Selling, general and administrative	101,701	54,159	57,604
Amortization of intangible assets	20,285	—	—
Impairment of long-lived assets	—	—	305
Gain on sale of property	(12,692)	—	—
Restructuring, net	271	1,967	7,421

Total operating expenses	109,565	56,126	65,330

Operating loss	(8,306)	(19,761)	(40,572)

Other income (expense):
Interest income	679	399	668
Interest expense	(29,884)	(8,247)	(10,924)
Other gains (losses), net	2,223	3,200	(5,757)
Impairment of investments in affiliates	—	—	(42)

Total other expense	(26,982)	(4,648)	(16,055)

Loss before income taxes	(35,288)	(24,409)	(56,627)
Income tax expense (benefit)	(71,202)	2,696	5,443
Gains on investments in affiliates, net of tax	(801)	(1,278)	(789)

Net income (loss)	36,715	(25,827)	(61,281)

Less: Preferred dividends on redeemable preferred stock	(1,335)	—	—

Net income (loss) attributable to common stockholders	$35,380	$(25,827)	$(61,281)

Basic net earning (loss) per share attributable to common stockholders:	$0.60	$(0.47)	$(1.18)
Diluted net earning (loss) per share attributable to common stockholders:	$0.53	$(0.47)	$(1.18)

Weighted average common shares used in:
Basic earnings per share	59,179	55,134	51,934
Diluted earnings per share	81,899	55,134	51,934

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Twelve Months Ended July 31,
	2018	2017	2016
Net income (loss)	$36,715	$(25,827)	$(61,281)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,174)	1,391	(1,539)
Net unrealized holding gain on securities, net of tax	14	73	48
Pension liability adjustments, net of tax	(419)	830	—

Other comprehensive gain (loss)	(1,579)	2,294	(1,491)

Comprehensive income (loss)	$35,136	$(23,533)	$(62,772)

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2015	52,233,888	522	7,452,410	(7,311,841)	3,510	144,601
Net loss	—	—	—	(61,281)	—	(61,281)
Equity portion of convertible notes	—	—	(64)	—	—	(64)
Issuance of common stock to Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P.	2,656,336	27	3,107	—	—	3,134
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	70,136	—	51	—	—	51
Restricted stock grants	340,259	4	(4)	—	—	—
Restricted stock forfeitures	(51,543)	—	(136)	—	—	(136)
Share-based compensation	—	—	1,126	—	—	1,126
Other comprehensive items	—	—	—	—	(1,491)	(1,491)

Balance at July 31, 2016	55,249,076	553	7,456,490	(7,373,122)	2,019	85,940
Net loss	—	—	—	(25,827)	—	(25,827)
Equity portion of convertible notes	—	—	(135)	—	—	(135)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	10,605	—	18	—	—	18
Restricted stock grants	296,292	3	(3)	—	—	—
Share-based compensation	—	—	681	—	—	681
Other comprehensive items	—	—	—	—	2,294	2,294

Balance at July 31, 2017	55,555,973	$556	$7,457,051	$(7,398,949)	$4,313	$62,971

Net income				36,715		36,715
Preferred dividends	—	—	—	(1,335)	—	(1,335)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	10,462	—	8	—	—	8
Restricted stock grants	5,225,806	52	(5)	—	—	47
Restricted stock forfeitures	(49,382)	—	—	—	—	—
Share-based compensation	—	—	10,801	—	—	10,801
Other comprehensive items	—	—	—	—	(1,579)	(1,579)

Balance at July 31, 2018	60,742,859	$608	$7,467,855	$(7,363,569)	$2,734	$107,628

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$36,715	$(25,827)	$(61,281)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,791	8,206	8,119
Amortization of intangible assets	20,285	—	—
Amortization of deferred financing costs	1,072	566	733
Accretion of debt discount	4,384	3,919	4,967
Impairment of long-lived assets	—	261	305
Share-based compensation	10,801	681	1,126
Other (gains) losses, net (including gain on sale of building)	(15,266)	(3,200)	4,519
Gains on investments in affiliates and impairments	(801)	(1,278)	(747)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	29,735	31,102	19,130
Inventories, net	19,971	6,852	7,752
Prepaid expenses and other current assets	6,563	1,572	10,763
Accounts payable, accrued restructuring and accrued expenses	(39,945)	(45,314)	(4,245)
Refundable and accrued income taxes, net	6,524	(1,014)	2,660
Deferred tax assets and liabilities	(78,794)	—	—
Other assets and liabilities	(6,267)	(971)	(13,589)

Net cash provided by (used in) operating activities	11,768	(24,445)	(19,788)

Cash flows from investing activities:
Payments to acquire business	(469,221)	—	—
Additions to property and equipment	(18,423)	(4,730)	(7,936)
Proceeds from the disposition of property and equipment	20,748	187	1,318
Proceeds from the termination of defined benefit pension plan	—	905	—
Purchase of Trading Securities	—	—	(1,220)
Proceeds from the sale of Trading Securities	13,775	7,998	59,327
Investments in affiliates	—	—	(42)
Proceeds from investments in affiliates	801	1,278	789

Net cash provided by (used in) investing activities	(452,320)	5,638	52,236

Cash flows from financing activities:
Proceeds from long-term debt	393,000	—	—
Proceeds from issuance of preferred stock	35,000	—	—
Payment of long-term debt	(3,000)	—	—
Payment of deferred financing costs	(1,334)	—	—
Payment of preferred dividends	(1,143)	—	—
Purchase of the Company’s Convertible Notes	—	(1,763)	(20,257)
Repayments on capital lease obligations	(652)	(171)	(228)
Proceeds from issuance of common stock	8	18	51
Repurchase of common stock	—	—	(127)

Net cash provided by (used in) financing activities	421,879	(1,916)	(20,561)

Net effect of exchange rate changes on cash and cash equivalents	141	603	(528)

Net decrease in cash and cash equivalents	(18,532)	(20,120)	11,359
Cash and cash equivalents at beginning of period	110,670	130,790	119,431

Cash and cash equivalents at end of period	$92,138	$110,670	$130,790

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

Steel Connect, Inc. (“Steel Connect” or the “Company”) together with its consolidated subsidiaries, operates through its wholly owned subsidiaries, ModusLink Corporation and ModusLink PTS, Inc. (together “ModusLink” or “Supply Chain“), and IWCO Direct Holdings, Inc. (“IWCO Direct” or “IWCO”). The Company was formerly known as ModusLink Global Solutions, Inc. until it changed its name to Steel Connect, Inc. effective February 27, 2018.

ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software, and retail. ModusLink designs and executes elements in its clients’ global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. The Company also produces and licenses an entitlement management solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products.

ModusLink has an integrated network of strategically located facilities with 20 sites operating in 21 languages in various countries, including numerous sites throughout North America, Europe and Asia. The Company previously operated under the names ModusLink Global Solutions, Inc., CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

IWCO Direct delivers data-driven marketing solutions for its customers. Its full range of services includes strategy, creative and execution for omnichannel marketing campaigns, along with postal logistics programs for direct mail. Through its Mail-Gard® division, IWCO Direct also offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services.

IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen, MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg PA.

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions, and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include cash and cash equivalents, the Credit Agreement, as defined in Note 10 the securitization of trade receivables not currently in the PNC Agreement and the revolving credit facility and cash, if any, provided by operating activities. At July 31, 2018 and July 31, 2017, the Company had cash and cash equivalents and Trading Securities of $92.1 million and $122.6 million, respectively. As of July 31, 2018, the Company had a deficiency in working capital which was primarily driven by the reclassification of the Company’s convertible notes from long-term to current and the additional liabilities assumed as a result of the IWCO acquisition. At July 31, 2018 and July 31, 2017, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $9.6 million and $16.0 million, respectively. At July 31, 2018, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. Per the Cerberus Credit Facility, IWCO is permitted to make distributions to the Parent, Steel Connect, Inc., an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by the Parent. The Parent is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” As of July 31, 2018, SPHG Holdings held $14.9 million principal amount of the Company’s 5.25% Convertible Senior Notes (the “Notes”). SPHG Holdings has confirmed to the Company that it will not require a cash payment on Notes when they mature and for a period of twelve months from the date of this filing. The Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement with PNC Bank (the “Credit Agreement”) and the Financing Agreement to which certain of its subsidiaries are a party, to repay or restructure its the Notes, and that it will be able to obtain cash through its current credit facilities and through securitization of certain trade receivables. The Company’s historical operating results and working capital deficit indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company believes that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by the Company’s historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt refinancing or factoring of receivables, or whether such actions would generate the expected liquidity as currently planned. Our conclusion on going concern is predicated upon the factoring of certain accounts receivable balances, which has not yet occurred.

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

Revenue Recognition

The Supply Chain business’ revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to clients under these arrangements include revenue attributable to the services performed as well as for materials procured on the Company’s clients’ behalf as part of its service to them. Other sources of revenue include the sale of products and other services. Revenue is recognized for services when the services are performed and for product sales when the products are shipped or in certain cases when products are built and title had transferred, if the client has also contracted with us for warehousing and/or logistics services for a separate fee, assuming all other applicable revenue recognition criteria are met.

IWCO recognizes revenue for the majority of its products upon the transfer of title and risk of ownership, which is generally upon the delivery of the product to the United States Postal Service (“USPS”). IWCO does not have contractual purchase commitments from customers. IWCO receives purchase orders for all customer transactions and prices each order based upon the customer’s most recently agreed to pricing grid/rate card.

The Company recognizes revenue in accordance with the provisions of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“ASC Topic 605”). Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have passed or services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. The Company’s shipping terms vary by client and can include FOB shipping point, which means that risk of loss passes to the client when it is shipped from the Company’s location, as well as other terms such as ex-works, meaning that title and risk of loss transfer upon delivery of product to the customer’s designated carrier or when the products is delivered to the USPS. The Company also evaluates the terms of each major client contract relative to a number of criteria that management considers in making its determination with respect to gross versus net reporting of revenue for transactions with its clients. Management’s criteria for making these judgments place particular emphasis on determining the primary obligor in a transaction and which party bears general inventory risk. The Company records all shipping and handling fees billed to clients as revenue, and related costs as cost of sales, when incurred.

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

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities greater than three months to twelve months at the time of purchase are considered short- term investments. Cash and cash equivalents consisted of the following:

	July 31, 2018	July 31, 2017
	(In thousands)
Cash and bank deposits	$44,952	$24,987
Money market funds	47,186	85,683

	$92,138	$110,670

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. We believe that the carrying value of our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company’s Trading Securities are estimated using quoted market prices. The fair value of the Company’s Notes payable is $66.7 million as of July 31, 2018, which represents the value at which its lenders could trade its debt with in the financial markets, and does not represent the settlement value of these debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, the Company’s stock price, as well as changes to the Company’s credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates.

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

The Company assesses the need to record impairment losses on its investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. The process of assessing whether a particular equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment. This valuation process is based primarily on information that the Company obtains from these privately held companies who are not subject to the same disclosure and audit requirements as the reports required of U.S. public companies. As such, the timeliness and completeness of the data may vary. Based on the Company’s evaluation, it recorded impairment charges related to its investments in privately held companies of approximately $42 thousand for the fiscal year ended July 31, 2016. These impairment losses are reflected in “Impairment of investments in affiliates” in the Company’s Consolidated Statements of Operations.

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

Inventory

We value the inventory at the lower of cost or net realizable value. Cost is determined by both moving averages and the first-in, first-out methods. We continuously monitor inventory balances and record inventory provisions for any excess of the cost of the inventory over its estimated net realizable value. We also monitor inventory balances for obsolescence and excess quantities as compared to projected demands. Our inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, contractual provisions with our clients, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of our inventories, we use the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and client requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts.

IWCO’s inventory consists primarily of raw material (paper) used to produce direct mail packages and work-in-process, finished goods are generally not a significant element of the inventory as they are generally mailed after the production and sorting process. With the acquisition of IWCO, the Company recorded a fair value “step-up” to work-in-process inventory of $7.2 million which was recognized as a non-cash charge to cost of revenues during the fiscal year 2018.

Inventories consisted of the following:

	July 31, 2018	July 31, 2017
	(In thousands)
Raw materials	$23,208	$31,071
Work-in-process	16,147	713
Finished goods	8,431	2,585

	$47,786	$34,369

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include, but are not limited to, future expected cash flows, acquired technology and tradenames, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Acquired finite-lived intangible assets are amortized over their estimated useful lives. We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount of property and equipment and intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

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

Buildings	32 years
Machinery & equipment	3 to 7 years
Furniture & fixtures	5 to 7 years
Automobiles	5 years
Software	3 to 8 years
Leasehold improvements	Shorter of the remaining lease term or the estimated useful life of the asset

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

In accordance with ASC Topic 740, the Company applies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. ASC Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. In accordance with the Company’s accounting policy, interest and penalties related to uncertain tax positions is included in the “income tax expense” line of the Consolidated Statements of Operations. See Note 15, “Income Taxes,” for additional information.

Earnings (Loss) Per Share

The following table reconciles earnings (loss) per share for the fiscal years ended July 31, 2018, 2017 and 2016.

	Twelve Months Ended
	July 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income (loss)	$36,715	$(25,827)	$(61,281)
Less: Preferred dividends on redeemable preferred stock	(1,335)	—	—

Net income (loss) attributable to common stockholders	35,380	(25,827)	(61,281)

Effect of dilutive securities:
5.25% Convertible Senior Notes	7,079	—	—
Redeemable preferred stock	1,335	—	—

Net income (loss) attributable to common stockholders after assumed conversions	$43,794	$(25,827)	$(61,281)

Weighted average common shares outstanding	59,179	55,134	51,934
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible notes and convertible preferred stock	22,720	—	—

Weighted average number of common and potential common shares	81,899	55,134	51,934

Basic net earning (loss) per share attributable to common stockholders:	$0.60	$(0.47)	$(1.18)
Diluted net earning (loss) per share attributable to common stockholders:	$0.53	$(0.47)	$(1.18)

Approximately 0.5 million, 14.2 million and 21.1 million common stock equivalent shares relating to the effects of outstanding stock options and restricted stock were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2018, 2017 and 2016, respectively. The common stock equivalent shares excluded during the year ended July 31, 2018 were primarily excluded as the options were out-of-the-money. The common stock equivalent shares excluded during the years ended July 31, 2017 and 2016 were primarily excluded as their effect would be anti-dilutive due to the fact that the Company recorded a net loss for those periods. Approximately 11.4 million and 16.5 million common shares outstanding associated with the convertible Notes, using the if-converted method, were excluded from the denominator in the calculation of diluted earnings (loss) per share for the fiscal years ended July 31, 2017 and 2016, respectively.

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

Major Clients and Concentration of Credit Risk

For the fiscal year ended July 31, 2018, 2017 and 2016, the Company’s 10 largest clients accounted for approximately 44%, 70% and 71% of consolidated net revenue, respectively. No clients accounted for more than 10% of the Company’s consolidated net revenue for the fiscal year ended July 31, 2018. No clients accounted for greater than 10% of the Company’s Net Accounts Receivable balance as of July 31, 2018. A computing market client accounted for approximately 13% and 3% of the Company’s Net Accounts Receivable balance as of July 31, 2017 and 2016, respectively. A consumer electronics client accounted for approximately 11% and 16% of the Company’s Net Accounts Receivable balance as of July 31, 2017 and 2016, respectively. To manage risk, the Company performs ongoing credit evaluations of its clients’ financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable.

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

The Company and its outside consultants has substantially completed the process of evaluating the potential effects on the consolidated financial statements and establishing new accounting policies and internal controls necessary to support the requirements of the new standard. Based on the analysis to date, the Company has identified the following potential impacts:

•

ModusLink’s revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer’s behalf as part of its service to them. Under existing guidance, revenue was recognized for services when the services were performed and for product sales when the products were shipped or in certain cases when products were completed and title had transferred, if the client had also contracted with us for warehousing and/or logistics services for a separate fee, assuming all other applicable revenue recognition criteria were met.

Under the new standard, the majority of our arrangements will consist of two distinct performance obligations (i.e., a warehousing/inventory management service and a separate kitting/packaging/assembly service), each of which will be recognized over time as services are performed using an input method based on the level of efforts expended. For the majority of the Company’s contracts under which the Company previously recognized revenue for services when the services were performed, the Company does not expect a material change in the manner and timing of revenue recognition as the input method corresponds with the transfer of value to the customer under the previous standard. However, for the limited population of contracts where the Company previously recognized revenues upon completion of all services and historically recognized revenue at a point in time (generally upon product shipment), the timing of revenue recognition will change in comparison to existing guidance as the Company’s performance enhances assets that the customer controls.

The Company has estimated that the impact of this change in the manner and timing of revenue recognition will result in an estimated increase to retained earnings of approximately $1.0 million to $2.0 million and the recording of an unbilled asset in the same amount. The Company is currently refining this estimate and will record in the Company’s first quarter report on Form 10-Q.

•

We also recognize revenue from the sale of software in the Company’s e-Business operations. Currently, revenue from the sale of perpetual licenses sold in multiple element arrangements is recognized ratably over the initial maintenance term, due to lack of Vendor Specific Objective Evidence (VSOE) for certain undelivered elements. The new standard will accelerate the recognition of revenue from the sale of perpetual licenses as the Company will allocate consideration between each performance obligation based on each item’s relative standalone selling price.

The Company has determined that it does not have any in process perpetual license arrangements at the date of adoption, as the balances at July 31, 2018 relate to maintenance renewal periods only. The Company did not identify any changes to the timing and manner of revenue recognition related to software contracts where the only performance obligation is the provision of software maintenance.

•

IWCO’s revenue is generated through the provision of data-driven marketing solutions, primarily through providing direct mail products to customers. Revenue recognized related to IWCO’s marketing solutions offerings, which typically consist of a single integrated performance obligation, was recognized at a point in time when the products were complete under existing guidance. Under the new standard, the majority of IWCO’s marketing solutions contracts will be recognized over time as the Company performs because the products have no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date.

The Company has estimated that the impact of this change in the manner and timing of revenue recognition will result in an estimated adjustment to retained earnings of approximately $4.5 million to $6.0 million and the recording of an unbilled asset in the same amount. The Company is currently refining this estimate and will record in the Company’s first quarter report on Form 10-Q.

In addition, the new standard will require incremental contract acquisition costs (such as certain sales commissions) for customer contracts to be capitalized and amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the sales commissions or other costs relate. Currently, these costs are expensed as incurred. The Company has identified certain commissions programs where it expects that incremental costs will be capitalized and recognized over a period of greater than one year. As of the date of adoption, the total commission expense that has been incurred under the commissions programs that have been identified by the Company is not material and the Company does not expect to record an adjustment for commissions at the date of adoption.

The Company will be required to record cumulative effect adjustments to retained earnings (net of tax) upon adopting the new standard as of the fiscal year commencing August 1, 2018. The most significant of these adjustments will be to establish an asset and increase retained earnings related to the ModusLink supply chain management services contracts and IWCO marketing solutions contracts as noted above, given the changes to the manner and timing of revenue recognition upon adoption. The Company has not identified any other material adjustments that would need to be recorded at the time of adoption. Currently, the Company expects the cumulative effect adjustment to be within the range of $5.5 million to $8.0 million. The Company expects to finalize its estimates and record the cumulative effect adjustment for inclusion in the Company’s first quarter report on Form 10-Q.

In addition, the Company has determined the adoption of the standard will result in several additional disclosures, including but not limited to additional information around performance obligations, the timing of revenue recognition, remaining performance obligations at period end, contract assets and liabilities and significant judgments made that impact the amount and timing of revenue from our contracts with customers. These additional disclosures will be included in the Company’s first quarter report on Form 10-Q. In addition, under the modified retrospective method of adoption, we will be required to disclose, for any periods presented which occurred prior to adoption, any significant revenue recognition differences under the new standard from what would have been recorded by us had historical revenue recognition guidance continued to be in effect for those periods.

This discussion of the expected effects of the Company’s adoption of ASC 606 represents management’s best estimates of the effects of adopting ASC 606 at the time of the preparation of this Annual Report on Form 10-K. In order to finalize this assessment, we are continuing to update and enhance our internal accounting systems and internal controls over financial reporting.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40), which amends the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The Company adopted this guidance as of the first quarter of fiscal year 2018 and has provided additional disclosures in accordance with the new standard.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715), which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019. This new ASU will not materially impact the Company’s consolidated financial statements.

(3)	ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

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

	July 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$616	$489	$57
Provisions charged to expense	211	132	458
Accounts written off	(347)	(5)	(26)

	$480	$616	$489

During the fourth quarter of fiscal 2013, as a part of its working capital management, the Company entered into a factoring agreement with a third party financial institution for the sale of certain accounts receivables without recourse. The activity under this agreement was accounted for as a sale of accounts receivable under ASC 860 “Transfers and Servicing”. This agreement related exclusively to the accounts receivables of one of the Company’s significant clients. The amount sold varied each month based on the amount of underlying receivables and cash flow requirements of the Company. The factoring agreement is permitted under the Company’s Credit Facility agreement. The total amount of accounts receivable factored was $38.0 million and $41.1 million for the years ended July 31, 2018 and 2017, respectively. The cost incurred on the sale of these receivables was immaterial for years ended July 31, 2018 and 2017, respectively. The cost of selling these receivable is dependent upon the number of days between the sale date of the receivable and the date the client’s invoice is due and the interest rate. The interest rate associated with the sale of these receivables was equal to LIBOR plus 0.85%. The expense associated with the sale of these receivables is recorded as a component of selling, general and administrative expense in the accompanying consolidated statements of operations. The factoring agreement was discontinued during the fiscal year 2018.

(4)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2018	2017
	(In thousands)
Land	$942	$—
Buildings	—	24,476
Machinery and equipment	97,149	24,504
Leasehold improvements	21,917	14,815
Software	52,082	48,536
Other	28,147	22,126

	200,237	134,457
Less: Accumulated depreciation and amortization	(93,605)	(115,902)

Property and equipment, net	$106,632	$18,555

An immaterial amount of assets are under capital leases are included in the amounts above.

The Company recorded depreciation expense of $16.8 million, $8.2 million and $8.1 million for the fiscal years ended July 31, 2018, 2017 and 2016, respectively. Depreciation expense within the Americas, Asia, Europe, Direct Marketing and e-Business was $1.1 million, $1.4 million, $1.3 million, $10.0 million and $0.6 million, respectively, for the year ended July 31, 2018. Depreciation expense within the Americas, Asia, Europe and e-Business was $1.2 million, $1.9 million, $1.8 million, and $0.6 million, respectively, for the year ended July 31, 2017, and $1.5 million, $3.2 million, $2.6 million, and $0.8 million, respectively, for the year ended July 31, 2016. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.

During the twelve months ended July 31, 2018, the Company received $20.7 million in proceeds associated with the sale of property and equipment. During the twelve months ended July 31, 2018, the Company recognized $12.7 million in gains associated with the sale of property. During the year ended, July, 2016, the Company recorded an impairment charge of $0.3 million to adjust the carrying value of its building in Kildare, Ireland to its estimated fair value. These charges are reflected in “impairment of long-lived assets” in the Consolidated Statements of Operations.

(5)	INVESTMENTS

Trading securities

During the twelve months ended July 31, 2018, the Company sold all of its remaining publicly traded securities (“Trading Securities”). As a result, the Company received $13.8 million in proceeds associated with the sale of the Trading Securities, which included a cash gain of $4.6 million. During the twelve months ended July 31, 2018, the Company recognized $2.7 million in net non-cash net losses associated with its Trading Securities.

During the twelve months ended July 31, 2017, the Company received $8.0 million in proceeds associated with the sale of Trading Securities, which included a $0.9 million cash gain. During the twelve months ended July 31, 2017, the Company recognized $2.2 million in net non-cash net gains associated with its Trading Securities. During the twelve months ended July 31, 2016, the Company sold $57.2 million in publicly traded securities, with a realized gain of $6.4 million. These gains and losses were recorded as a component of Other gains (losses), net on the Statements of Operations.

As of July 31, 2018, the Company did not have any investments in Trading Securities. As of July 31, 2017, the Company had $11.9 million in investments in Trading Securities.

Investments in affiliates

The Company maintained interests in a small number of privately held companies. As of July 31, 2018 and 2017, the value of these investments was fully impaired. As of July 31, 2018, the Company is not committed to fund any follow-on investments in any of the portfolio companies. Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities, are accounted for under the cost method of accounting, and are carried at the lower of cost or net realizable value. Under this method, the investment balance, originally recorded at is cost, is only adjusted for impairments to the investment. Gains and losses realized upon the sale of the investment are reflected in “Gains on investments in affiliates, net of tax” in the Company’s Consolidated Statements of Operations. For the fiscal years ended July 31, 2018, 2017 and 2016, the Company recorded gains of $0.8 million, $1.3 million and $0.8 million, respectively, associated with its cost method investments. If it is determined that the Company exercises significant influence over the investee company, then the equity method of accounting is used. For those investments in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the investee company as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee.

(6)	ACQUISITION OF IWCO DIRECT

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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of the acquisition:

	As Previously Reported	Adjustments	As Revised
	(In thousands)
Accounts receivable	$47,841	$(433)	$47,408
Inventory	27,165	5,829	32,994
Other current assets	7,427	3,574	11,001
Property and equipment	87,976	4,533	92,509
Intangible assets	210,920	2,330	213,250
Goodwill	259,085	(4,733)	254,352
Other assets	3,040	(300)	2,740
Accounts payable	(31,069)	—	(31,069)
Accrued liabilities and other current liabilities	(35,790)	(30,826)	(66,616)
Customer deposits	(7,829)	—	(7,829)
Deferred income taxes	(79,918)	1,398	(78,520)
Other liabilities	(19,627)	18,628	(999)

Total consideration	$469,221	$—	$469,221

Acquired intangible assets include trademarks and tradenames valued at $20.5 million and customer relationships of $192.7 million. The preliminary fair value estimate of trademarks and tradenames was prepared utilizing a relief from royalties method of valuation, while the preliminary fair value estimate of customer relationships was prepared using a multi-period excess earnings method of valuation. The trademarks and tradenames intangible asset will be amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset will be amortized on a double-declining basis over an estimated useful life of 15 years. The acquired property and equipment consist mainly of machinery and equipment. The fair value of the acquired property and equipment was estimated using the cost approach to value, and applying industry standard normal useful lives and inflationary indices. In the preliminary allocation of the purchase price, the Company recognized $254.4 million of goodwill which arose primarily from the synergies in its business and the assembled workforce of IWCO. Our purchase price allocation for acquisitions completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to us, may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. The consolidated statement of operations, for the fiscal year ended July 31, 2018, includes net revenue of $299.4 million, operating income of $10.7 million, and a loss before income taxes of $11.4 million associated with IWCO.

The following unaudited pro forma financial results are based on the Company’s historical consolidated financial statements and IWCO’s historical consolidated financial statements as adjusted to give effect to the Company’s acquisition of IWCO and related transactions. The unaudited pro forma financial information for the twelve months ended July 31, 2018 give effect to these transactions as if they had occurred on August 1, 2016. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of August 1, 2016, nor do they indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results. The pro forma results were adjusted to reflect a fair value step-up to work-in-process inventory, as well as incremental depreciation and amortization based on preliminary fair value adjustments for the acquired property, plant and equipment, and intangible assets. A reduction to interest expense is also reflected in the pro forma results to reflect the more favorable terms obtained with the new Credit Facility as compared to the interest rate under the former facility carried by IWCO. The pro forma results also reflect the reversal of the income tax valuation allowance that resulted from the acquisition in fiscal year 2017, rather than fiscal year 2018:

	Twelve Months Ended July 31,
	2018	2017
	(In thousands)
Net revenue	$824,825	$891,373
Net income (loss)	$(17,148)	$16,040

(7)	GOODWILL AND INTANGIBLE ASSETS

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s goodwill of $254.4 million as of July 31, 2018 relates to the Company’s Direct Marketing reporting unit. There were no indicators of impairment identified related to the Company’s Direct Marketing reporting unit during the twelve months ended July 31, 2018.

Intangible assets, as of July 31, 2018, include trademarks and tradenames with a carrying balance of $16.2 million and customer relationships of $176.7 million. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years. Intangible assets deemed to have finite lives are amortized over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. The estimated future amortization expense of intangible assets as of July 31, 2018 is as follows (in thousands):

2019	$30,396
2020	27,255
2021	20,258
2022	15,334
2023	11,427
Thereafter	88,294

$192,964

(8)	RESTRUCTURING

The following tables summarize the activity in the restructuring accrual for the fiscal years ended July 31, 2018, 2017 and 2016:

	Employee Related Expenses	Contractual Obligations	Total
	(In thousands)
Accrued restructuring balance at July 31, 2015	$1,437	$91	$1,528

Restructuring charges	6,025	1,536	7,561
Restructuring adjustments	(108)	(32)	(140)
Cash paid	(5,244)	(641)	(5,885)
Non-cash adjustments	(36)	1	(35)

Accrued restructuring balance at July 31, 2016	2,074	955	3,029

Restructuring charges	1,853	439	2,292
Restructuring adjustments	(416)	91	(325)
Cash paid	(3,357)	(1,419)	(4,776)
Non-cash adjustments	(54)	20	(34)

Accrued restructuring balance at July 31, 2017	100	86	186

Restructuring charges	3	—	3
Restructuring adjustments	246	22	268
Cash paid	(88)	(108)	(196)
Non-cash adjustments	(165)	—	(165)

Accrued restructuring balance at July 31, 2018	$96	$—	$96

During the fiscal year ended July 31, 2018, the Company recorded a net restructuring charge of $0.3 million which primarily consisted of $0.3 million of employee-related net adjustments of previously recorded accruals in the Americas.

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

The net restructuring charges for the fiscal years ended July 31, 2018, 2017 and 2016 would have been allocated as follows had the Company recorded the expense and adjustments within the functional department of the restructured activities:

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Cost of revenue	$9	$563	$4,812
Selling, general and administrative	262	1,404	2,609

	$271	$1,967	$7,421

The following tables summarize the restructuring accrual by operating segment for the fiscal years ended July 31, 2018, 2017 and 2016:

	Americas	Asia	Europe	e-Business	Consolidated Total
	(In thousands)
Accrued restructuring balance at July 31, 2015	$235	$253	$1,026	$14	$1,528

Restructuring charges	1,885	2,293	2,353	1,030	7,561
Restructuring adjustments	—	(46)	(94)	—	(140)
Cash paid	(1,258)	(1,563)	(2,895)	(169)	(5,885)
Non-cash adjustments	—	(43)	8	—	(35)

Accrued restructuring balance at July 31, 2016	862	894	398	875	3,029

Restructuring charges	500	972	698	122	2,292
Restructuring adjustments	(162)	(154)	(75)	66	(325)
Cash paid	(1,172)	(1,672)	(984)	(948)	(4,776)
Non-cash adjustments	23	(40)	(14)	(3)	(34)

Accrued restructuring balance at July 31, 2017	51	—	23	112	186

Restructuring charges	—	—	—	3	3
Restructuring adjustments	257	1	2	8	268
Cash paid	(88)	—	—	(108)	(196)
Non-cash adjustments	(167)	(1)	(25)	28	(165)

Accrued restructuring balance at July 31, 2018	$53	$—	$—	$43	$96

(9)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following schedules reflect the components of “Accrued expenses” and “Other Current Liabilities”:

	July 31, 2018	July 31, 2017
	(In thousands)
Accrued taxes	$29,804	$2,272
Accrued compensation	25,603	10,678
Accrued interest	1,437	1,366
Accrued audit, tax and legal	3,264	2,759
Accrued contract labor	1,932	1,632
Accrued worker’s compensation	6,126	—
Accrued other	20,164	19,191

	$88,330	$37,898

	July 31, 2018	July 31, 2017
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Customer postage deposits	12,638	—
Other	10,509	7,259

	$42,029	$26,141

As of July 31, 2018 and 2017, the Company had accrued pricing liabilities of approximately $18.9 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at July 31, 2018 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(10)	DEBT

5.25% Convertible Senior Notes Payable

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the Notes). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased or restructured by the Company or converted by the holder in accordance with their terms prior to such maturity date.

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of July 31, 2018, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the year ended July 31, 2018.

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

During the year ended July 31, 2017, the Company purchased $2.0 million in face value of the Notes in the open market at a purchase price of $1.8 million. The gain of $0.1 million on this transaction is presented as a component of other gains and losses. The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $66.7 million and $63.9 million as of July 31, 2018 and July 31, 2017, respectively. This value does not represent the settlement value of these debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of July 31, 2018 and July 31, 2017, the net carrying value of the Notes was $64.5 million and $59.8 million, respectively.

	July 31, 2018	July 31, 2017
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$26,961	$26,961
Principal amount of Notes	$67,625	$67,625
Unamortized debt discount	(2,843)	(7,227)
Unamortized debt issuance costs	(252)	(640)

Net carrying amount	$64,530	$59,758

As of July 31, 2018, the remaining period over which the unamortized discount will be amortized is 7 months.

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Interest expense related to contractual interest coupon	$3,655	$3,651	$5,159
Interest expense related to accretion of the discount	4,384	3,919	4,967
Interest expense related to debt issuance costs	388	347	439

	$8,427	$7,917	$10,565

During the year ended July 31, 2018, 2017 and 2016, the Company recognized interest expense of $8.4 million, $7.9 million and $10.6 million associated with the Notes, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The notes bear interest of 5.25%.

PNC Bank Credit Facility

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “ModusLink Borrowers”) entered into a revolving credit and security agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively.

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

Obligations under the Credit Agreement are guaranteed by the ModusLink Borrowers’ existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain limited exceptions; and the Credit Agreement is secured by security interests in substantially all the ModusLink Borrowers’ assets and the assets of each subsidiary guarantor, whether owned as of the closing or thereafter acquired, including a pledge of 100.0% of the equity interests of each subsidiary guarantor that is a domestic entity (subject to certain limited exceptions) and 65.0% of the voting equity interests of any direct first tier foreign entity owned by either ModusLink Borrower or by a subsidiary guarantor. The Company is not a borrower or a guarantor under the Credit Agreement.

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the ModusLink Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide the Company’s clients and/or potential clients with greater confidence in the Company’s and the ModusLink Borrowers’ liquidity. During the year ended July 31, 2018, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of July 31, 2018 and 2017, the Company did not have any balance outstanding on the PNC Bank credit facility.

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

The Financing Agreement provides for $393.0 million term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Facility”) (together, the “Cerberus Credit Facility”). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition.

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

On May 9, 2018, IWCO entered into a Waiver and Amendment No.1 to Financing Agreement (the “Amendment No. 1”) in order to, among other things, amend the definition of “Fiscal Year” to mean the twelve (12) month period ending on July 31st of each calendar year for IWCO and its subsidiaries and to make other related conforming changes to the Financing Agreement. Amendment No.1 also waived an event of default existing under the Financing Agreement that resulted from the failure of the Borrower and the Guarantors to deliver certain financial statements and an opinion for the Fiscal Year, which, prior to the effectiveness of Amendment No.1, was based on a year ending on December 31st of each year. The Company anticipates delivering the required financial statements and opinion for the “Fiscal Year” ended July 31, 2018, as now required under the amended Financing Agreement. There were no events of default under the Financing Agreement during the twelve months ended July 31, 2018 (after giving effect to the above-described waiver).

During the first quarter of fiscal year 2017, the Company adopted ASU No. 2015-03. As such, the debt issuance costs are capitalized as a reduction of the principal amount of Term Loan on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Term Loan. As of July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of July 31, 2018, the principal amount outstanding on the Term Loan was $390.0 million. As of July 31, 2018, the current and long-term net carrying value of the Term Loan was $388.8 million.

July 31, 2018
(In thousands)
Principal amount outstanding on the Term Loan	$390,000
Unamortized debt issuance costs	(1,162)

Net carrying value of the Term Loan	$388,838

(11)	COMMITMENTS AND CONTINGENCIES

The Company leases facilities and certain machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property, plant and equipment, at cost. Future annual minimum payments, including restructuring related obligations as of July 31, 2018, are as follows:

	Operating Leases	Capital Lease Obligations	Purchase Obligations	Debt Principal & Interest	Total
	(In thousands)
For the fiscal years ended July 31:
2019	$17,367	$79	$37,920	$108,792	$164,158
2020	12,796	70	—	37,135	50,001
2021	9,980	59	—	36,653	46,692
2022	7,175	28	—	36,170	43,373
2023	3,802	—	—	383,191	386,993
Thereafter	24,689	—	—	—	24,689

	$75,809	$236	$37,920	$601,941	$715,906

Total rent and equipment lease expense charged to continuing operations was $19.2 million, $15.6 million and $17.3 million for the fiscal years ended July 31, 2018, 2017 and 2016, respectively.

From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2018, the Company had no recorded liabilities with respect to these arrangements.

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

On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. The motions are fully briefed, and argument is scheduled for March 5, 2019. Discovery is stayed pending a decision on the motions to dismiss. Because the litigation is at an early stage and motions to dismiss are pending, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, will deny liability, and intends to defend this litigation vigorously.

(12)	DEFINED BENEFIT PENSION PLANS

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

As of July 31, 2018, the Company sponsored two defined benefit pension plans covering certain of its employees in its Netherlands facility and one unfunded defined benefit pension plan covering certain of its employees in Japan. Pension costs are actuarially determined.

The plan assets are primarily related to the defined benefit plan associated with the Company’s Netherlands facility. It consists of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2018 and 2017, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2018	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$22,339	98%	$—	$—	$22,339
Other investments	521	2%			521

	$22,860	100%	$—	$—	$22,860

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2017	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$20,726	98%	$—	$—	$20,726
Other investments	478	2%	—	—	478

	$21,204	100%	$—	$—	$21,204

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2018	2017
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$27,464	$31,667
Service cost	398	700
Interest cost	671	573
Actuarial (gain) loss	1,655	(6,814)
Employee contributions	93	103
Benefits and administrative expenses paid	(372)	(157)
Adjustments	(54)	—
Settlements	(21)	(279)
Effect of curtailment	—	—
Currency translation	15	1,671

Benefit obligation at end of year	29,849	27,464

Change in plan assets
Fair value of plan assets at beginning of year	21,204	25,473
Actual return on plan assets	1,541	(5,005)
Employee contributions	402	104
Employer contributions (withdrawals), net	92	(342)
Settlements	(21)	(279)
Benefits and administrative expenses paid	(372)	(157)
Currency translation	14	1,410

Fair value of plan assets at end of year	22,860	21,204

Funded status
Assets	—	—
Current liability	(13)	(12)
Noncurrent liability	(6,976)	(6,248)

Net amount recognized in statement of financial position as a noncurrent asset (liability)	$(6,989)	$(6,260)

The accumulated benefit obligation was approximately $27.7 million and $25.5 million at July 31, 2018 and 2017, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2018	2017
	(In thousands)
Projected benefit obligation	$29,849	$27,464
Accumulated benefit obligation	$27,700	$25,531
Fair value of plan assets	$22,860	$21,204

Components of net periodic pension cost were as follows:

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Service cost	$398	$700	$632
Interest costs	671	573	637
Expected return on plan assets	(529)	(457)	(491)
Amortization of net actuarial (gain) loss	125	201	222
Curtailment gain	—	—	(844)

Net periodic pension costs	$665	$1,017	$156

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal year 2019 is approximately $4.8 million related to amortization of a net actuarial loss and prior service cost.

Assumptions:

Weighted-average assumptions used to determine benefit obligations was as follows:

	Twelve Months Ended July 31,
	2018	2017	2016
Discount rate	2.22%	2.47%	1.72%
Rate of compensation increase	1.93%	1.93%	1.92%

Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Twelve Months Ended July 31,
	2018	2017	2016
Discount rate	2.21%	1.69%	1.95%
Expected long-term rate of return on plan assets	2.20%	1.69%	2.41%
Rate of compensation increase	1.94%	1.91%	1.83%

The discount rate reflects the Company’s best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as per July 31, 2018 for the appropriate duration of the plan.

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

Benefit payments:

The following table summarizes expected benefit payments from the plans through fiscal year 2026. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plans are expected to be approximately $0.4 million in fiscal year 2019.

Pension Benefit Payments
(in thousands)
For the fiscal years ended July 31:
2018	163
2019	213
2020	256
2021	257
2022	307
Next 5 years	2,352

The current target allocations for plan assets are primarily insurance contracts. The market value of plan assets using Level 3 inputs is approximately $22.3 million.

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

(13)	OTHER GAINS (LOSSES), NET

The following schedule reflects the components of “Other gains (losses), net”:

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Foreign currency exchange gains (losses)	$1,055	$199	$(593)
Gain (losses), net on Trading Securities	1,876	3,128	(5,920)
Other, net	(708)	(127)	756

	$2,223	$3,200	$(5,757)

Other gains (losses), net totaled approximately $2.2 million for the fiscal year ended July 31, 2018. The balance consists primarily of $1.9 million in net gains associated with sale of publicly traded securities (“Trading Securities”), $1.1 million in net realized and unrealized foreign exchange gains, offset by $(0.6) million in losses associated with the disposal of assets at IWCO.

Other gains (losses), net totaled approximately $3.2 million for the fiscal year ended July 31, 2017. The balance consists primarily of $2.2 million and $0.9 million, in net non-cash and cash gains, respectively, associated with its Trading Securities, and $0.2 million in net realized and unrealized foreign exchange gains, offset by other gain and losses.

Other gains (losses), net totaled approximately $(5.8) million for the fiscal year ended July 31, 2016. The balance consists primarily of $(12.3) million and $6.4 million, in net non-cash and cash gains and (losses), respectively, associated with its Trading Securities, $0.8 million in non-cash gains associated with the repurchase of the Company’s Notes and $(0.6) million in net realized and unrealized foreign exchange losses, offset by other gain and losses.

(14)	SHARE-BASED PAYMENTS

Stock Option Plans

During the fiscal year ended July 31, 2018, the Company had outstanding awards for stock options under two plans: the 2010 Incentive Award Plan, as amended (the “2010 Plan”) and the 2005 Non-Employee Director Plan (the “2005 Plan”). Historically,

the Company has had the 2004 Stock Incentive Plan (the “2004 Plan”), the 2002 Non-Officer Employee Stock Incentive Plan (the “2002 Plan”), and the 2000 Stock Incentive Plan (the “2000 Plan”). Options granted under the 2010 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the option being exercisable as to the remaining shares in equal monthly installments over the next three years. The Company may also grant awards other than stock options under the 2010 Plan. Options granted under the 2005 plan are exercisable in equal monthly installments over three years, and have a term of ten years. As of December 2010, no additional grants may be issued under this plan. Stock options granted under all other plans have contractual terms of seven years.

On December 15, 2017, under the 2010 Plan, the Board of Directors of the Company, upon the recommendation of the Special Committee and the Compensation Committee, approved 4.0 million restricted stock grants and 1.5 million market performance based restricted stock grants to non-employee directors of the Company (See note 21). The 4.0 million restricted stock vested immediately on the grant date. The 1.5 million market performance based restricted stock grants do not expire and vest upon the attainment of target stock price hurdles. As of July 31, 2018, 1.0 million of the market performance based restricted stock grants had met the target stock price hurdles.

Under the 2010 Plan, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the issuance of (i) 11,000,000 shares of common stock of the Company plus (ii) the number of shares subject to outstanding awards under the Company’s 2000 Plan, 2002 Plan and 2004 Plan (collectively, the “Prior Plans”) that expire or are forfeited following December 8, 2010, the effective date of the 2010 Plan. As of December 8, 2010, the Company ceased making any further awards under its Prior Plans. As of December 8, 2010, the effective date of the 2010 Plan, there were an additional 2,922,258 shares of common stock underlying equity awards issued under the Company’s Prior Plans. This amount represents the maximum number of additional shares that may be added to the 2010 Plan should these awards expire or be forfeited subsequent to December 8, 2010. Any awards that were outstanding under the Prior Plans as of the effective date continued to be subject to the terms and conditions of such Prior Plan. As of July 31, 2018, 4,803,835 shares were available for future issuance under the 2010 Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan, (the “ESPP”) under which an aggregate of 600,000 shares of the Company’s stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company’s common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2018, 2017 and 2016, the Company issued approximately 10,000, 11,000 and 30,000 shares, respectively, under the ESPP. Approximately 126,000 shares are available for future issuance as of July 31, 2018.

Stock Option Valuation and Expense Information

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2018, 2017 and 2016:

	Twelve Months Ended July 31,
	2018	2017	2016
Cost of revenue	$14	$53	$96
Selling, general and administrative	10,787	628	1,030

	$10,801	$681	$1,126

The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. No employee stock options were granted during the fiscal years ended July 31, 2018 and 2017. The weighted-average grant date fair value of employee stock options granted during the fiscal years ended July 31, 2016 was $1.11, using the binomial-lattice model with the following weighted-average assumptions:

Twelve Months Ended July 31,
2016
Expected volatility	55.80%
Risk-free interest rate	1.28%
Expected term (in years)	4.41
Expected dividend yield	0.00%

The volatility assumption for fiscal year 2016 is based on the weighted-average of the historical volatility of the Company’s common shares for a period equal to the expected term of the stock option awards.

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

As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended July 31, 2018, 2017 and 2016 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

Stock Options

A summary of option activity for the fiscal year ended July 31, 2018 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2017	573	$4.36
Granted	—	—
Exercised	—	—
Forfeited or expired	(135)	5.51

Stock options outstanding, July 31, 2018	438	3.99	1.91	$—

Stock options exercisable, July 31, 2018	433	$4.00	1.89	$—

As of July 31, 2018, unrecognized share-based compensation related to stock options was immaterial. This cost is expected to be expensed over a weighted average period of 0.9 years. The aggregate intrinsic value of options exercised during the fiscal years ended July 31, 2018, 2017 and 2016 was immaterial.

As of July 31, 2018, there were 0.4 million stock options that were vested and expected to vest in the future with a weighted- average remaining contractual term of 1.9 years. The aggregate intrinsic value of these awards is immaterial.

Nonvested Stock

Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2018, 2017 and 2016 was $10.7 million, $0.5 million and $0.7 million, respectively.

A summary of the activity of the Company’s nonvested stock for the fiscal year ended July 31, 2018, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(share amounts in thousands)
Nonvested stock outstanding, July 31, 2017	296	$—
Granted	7,999	1.45
Vested	(7,081)	1.62
Forfeited	(49)	1.62

Nonvested stock outstanding, July 31, 2018	1,165	$0.44

The fair value of nonvested shares is determined based on the market price of the Company’s common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2018, 2017 and 2016 was approximately $11.5 million, $0.6 million and $1.0 million, respectively. As of July 31, 2018, there was approximately $1.0 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 0.3 years.

(15)	INCOME TAXES

The components of loss from continuing operations before provision for income taxes are as follows:

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Income (loss) from operations before income taxes:
U.S.	$(60,574)	$(34,884)	$(69,861)
Foreign	25,286	10,475	13,234

Total loss from operations before income taxes	$(35,288)	$(24,409)	$(56,627)

The components of income tax expense have been recorded in the Company’s consolidated financial statements as follows:

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Income tax expense (benefit) from operations	(71,202)	2,696	5,443

Total income tax expense (benefit)	$(71,202)	$2,696	$5,443

The components of income tax expense from operations consist of the following:

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Current provision
Federal	$—	$—	$—
State	—	—	—
Foreign	7,592	2,298	3,090

	7,592	2,298	3,090

Deferred provision:
Federal	(76,168)	—	—
State	(2,352)	—	—
Foreign	(274)	398	2,353

	(78,794)	398	2,353

Total tax provision	$(71,202)	$2,696	$5,443

During the year ended July 31, 2017, the Company elected to early adopt ASU No. 2015-17, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis. As of July 31, 2018, the Company recorded a non-current deferred tax asset of $1.6 million and a non-current deferred tax liability of $0.1 million in Other Assets, and Other Long-term Liabilities, respectively. As of July 31, 2017, the Company recorded a non-current deferred tax asset of $1.9 million and a non-current deferred tax liability of $0.7 million in Other Assets and Other Long-term Liabilities, respectively. The components of deferred tax assets and liabilities are as follows:

	July 31, 2018	July 31, 2017
	(In thousands)
Deferred tax assets:
Accruals and reserves	$16,070	$12,193
Tax basis in excess of financial basis of investments in affiliates	6,232	18,332
Tax basis in excess of financial basis for intangible and fixed assets	311	7,689
Net operating loss and capital loss carry forwards	468,129	751,435

Total gross deferred tax assets	490,742	789,649
Less: valuation allowance	(438,467)	(771,884)

Net deferred tax assets	$52,275	$17,765

Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	$(50,141)	$(784)
Convertible Debt	(634)	(2,655)
Undistributed accumulated earnings of foreign subsidiaries	—	(13,150)

Total gross deferred tax liabilities	(50,775)	(16,589)

Net deferred tax asset	$1,500	$1,176

The net change in the total valuation allowance for the fiscal year ended July 31, 2018 was a decrease of approximately $333.4 million. This decrease is primarily due to the remeasurement of the U.S. deferred tax assets and liabilities discussed below. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2017 was an increase of approximately $11.0 million.

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

On January 19, 2018, our Board adopted a Tax Benefits Preservation Plan (the “Tax Plan”) with American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”). The Tax Plan is designed to preserve the Company’s ability to utilize its Tax Benefits and is similar to plans adopted by other public companies with significant Tax Benefits. The Board asked the Company’s stockholders to approve, and the stockholders did so approve, the Tax Plan at its 2017 Annual Meeting of Stockholders held on April 12, 2018 (the “2017 Meeting”).

The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $150.6 million, respectively, as of July 31, 2018. The Company’s s ability to use its Tax Benefits would be substantially limited if the Company undergoes an “ownership change” (within the meaning of Section 382 of the Internal Revenue Code). The Tax Plan is intended to prevent an “ownership change” of the Company that would impair the Company’s ability to utilize its Tax Benefits.

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

In December 2017, the Tax Cuts and Jobs Act, or the Tax Act (“TCJA”), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $280.4 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact to the Company’s income statement as a result of reduction in tax rates. The total provision of $280.4 million included a provision of $305.9 million to income tax expense for the Company and a benefit of $25.5 million to income tax expense for IWCO. As noted above, the net tax expense of $280.4 was offset completely by a corresponding reduction in the valuation allowance

Beginning on January 1, 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction. In accordance with ASC Topic 740, Income Taxes, and SAB 118, the Company has estimated that no provisional charge will be recorded related to the TCJA based on its initial analysis using available information and estimates. Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury Department about implementing the TCJA and the potential for additional guidance from the SEC or the FASB related to the TCJA or additional information becoming available, the Company’s provisional charge may be adjusted during 2018 and is expected to be finalized no later than December 31, 2018. Other provisions of the TCJA that impact future tax years are still being assessed.

The TCJA also requires a Transition Tax on any net accumulated earnings and profits as of the two required measurement dates, November 2, 2017 and December 31, 2017. As such, as of July 31, 2018, all of the Company’s accumulated earnings and profits are deemed repatriated. Therefore, there is no deferred tax liability for earnings oversees that have not been remitted. The Company will utilize NOLs to offset any Transition Tax assessed. The preliminary calculation of net accumulated earnings and profits resulted in break even, which would not result in a Transition Tax. Company will finalize the Transition Tax calculation with the filing of the fiscal year 2018 tax return.

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

As more fully described in Note 6, the Company completed the IWCO Acquisition on December 15, 2017. Going forward, the Company and IWCO will file a consolidated federal tax return. As a result of the acquisition, the Company recorded a net deferred tax liability of $78.5 million. After considering the transaction, the projected combined results, and available temporary differences from the acquired business, the Company has determined in accordance with ASC 805-740-30-3 that its valuation allowance in the same amount of IWCO’s full deferred tax liability may be released and the benefit be recognized in income.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $150.6 million, respectively, at July 31, 2018. The federal net operating losses will expire from fiscal year 2022 through 2038 and the state net operating losses will expire from fiscal year 2018 through 2038. The Company has a foreign net operating loss carryforward of approximately $74.2 million, of which $57.5 million has an indefinite carryforward period. In addition, the Company has $24.0 million of capital loss carryforwards for federal and state tax purposes. The federal and state capital losses will expire in fiscal year 2020 through fiscal year 2021.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 26.83% to income (loss) from continuing operations before income taxes as a result of the following:

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Computed “expected” income tax expense (benefit)	$(9,467)	$(8,106)	$(19,368)
Increase (decrease) in income tax expense resulting from:
Change in valuation allowance	(329,415)	10,978	22,907
Foreign dividends	7,379	2,724	4,730
Foreign tax rate differential	(1,948)	(2,386)	(1,082)
Federal rate change	280,438	—	—
Nondeductible goodwill impairment	191	—	—
Nondeductible expenses	(15,852)	20	262
Foreign withholding taxes	1,961	239	762
Reversal of uncertain tax position reserves	(48)	(481)	(2,768)
State benefit of U.S. Loss	(4,654)	—	—
Other	213	(292)	—

Actual income tax expense	$(71,202)	$2,696	$5,443

The calculation of the Company’s income tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when necessary. Based on the evaluation of current tax positions, the Company believes it has appropriately accrued for exposures.

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2018, 2017 and 2016, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $1.6 million $0.7 million, and $1.2 million respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2014 through July 31, 2018. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2010 through 2017 tax years remain subject to examination in most locations while the Company’s 2006 through 2017 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Balance as of beginning of year	$681	$994	$3,756
Additions for current year tax positions	903	—	19
Currency translation	—	18	—
Reductions for lapses in statute of limitations	(59)	(331)	(27)
Reductions of prior year tax positions	—	—	(2,754)

Balance as of end of year	$1,525	$681	$994

In accordance with the Company’s accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the fiscal year ended July 31, 2018, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2018, 2017 and 2016, the Company had recorded liabilities for increases (decreases) in interest expense related to uncertain tax positions in the amount of $88,000, ($168,000), and $40,000 respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that any unrecognized tax benefits will reverse in the next twelve months.

(16)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2017	$7,522	$(3,376)	$167	$4,313
Foreign currency translation adjustment	(1,174)	—	—	(1,174)
Net unrealized holding gain on securities	—	—	14	14
Pension liability adjustments	—	(419)	—	(419)

Net current-period other comprehensive income (loss)	(1,174)	(419)	14	(1,579)

Accumulated other comprehensive income (loss) at July 31, 2018	$6,348	$(3,795)	$181	$2,734

In the fiscal years ended July 31, 2018, the Company recorded approximately $0.1 million in taxes related to other comprehensive income. In the fiscal years ended July 31, 2017, the Company recorded approximately $0.3 million in taxes related to other comprehensive income. In the fiscal years ended July 31, 2016, the Company recorded an immaterial amount in taxes related to other comprehensive income.

(17)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2018	2017	2016
	(In thousands)
Cash paid for interest	$24,642	$3,783	$6,111
Cash paid for income taxes	$2,567	$2,500	$3,287

Cash paid for taxes can be higher than income tax expense as shown on the Company’s consolidated statements of operations due to prepayments made in certain jurisdictions as well as to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-cash Activities

Non-cash financing activities during the fiscal years ended July 31, 2018, 2017 and 2016 included the issuance of approximately 6.7 million, 0.3 million and 0.2 million shares, respectively, of non-vested common stock, valued at approximately $11.5 million, $0.5 million and $0.6 million, respectively, to certain employees and non-employees of the Company. Non-cash financing activities during the fiscal year ended July 31, 2016 also included the issuance of 2.7 million shares of the Company’s common stock, valued at $3.1 million, associated with the repurchase of the Company’s Notes.

(18)	STOCKHOLDERS’ EQUITY

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

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable, at the Company’s option, in cash or Common Stock. If at any time the closing bid price of the Company’s Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of July 31, 2018 and 2017, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,186	$47,186	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2017	Level 1	Level 2	Level 3
Assets:
Marketable equity securities	$11,898	$11,898	$—	$—
Money market funds	85,683	85,683	—	—

The following table presents the pension plan assets measured at fair value on a recurring basis as of July 31, 2018 and 2017, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2018	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$22,339	98%	$—	$—	$22,339
Other investments	521	2%			521

	$22,860	100%	$—	$—	$22,860

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2017	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$20,726	98%	$—	$—	$20,726
Other investments	478	2%	—	—	478

	$21,204	100%	$—	$—	$21,204

The following table sets forth a summary of the changes in the fair value of the pension plan assets for the years ended July 31, 2018 and 2017:

	July 31,
	2018	2017
	(In thousands)
Fair value of plan assets at beginning of year	$21,204	$25,473
Actual return on plan assets	1,541	(5,005)
Employee contributions	402	104
Employer contributions (withdrawals), net	92	(342)
Settlements	(21)	(279)
Benefits and administrative expenses paid	(372)	(157)
Currency translation	14	1,410

Fair value of plan assets at end of year	$22,860	$21,204

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

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, funds held for clients and debt, and are reflected in the financial statements at cost. With the exception of the Notes payable and long-term debt, cost approximates fair value for these items due to their short-term nature. We believe that the carrying value of our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates.

Included in Trading Securities in the accompanying balance sheet are marketable equity securities. These instruments are valued at quoted market prices in active markets. Included in cash and cash equivalents in the accompanying balance sheet are money market funds. These are valued at quoted market prices in active markets.

The following table presents the Company’s debt not carried at fair value:

	July 31, 2018		July 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$64,530	$66,658	$59,758	$63,852	Level 1

The fair value of the Company’s Notes payable represents the value at which its lenders could trade its debt within the financial markets, and does not represent the settlement value of these debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates.

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Twelve Months Ended July 31,
	2018	2017	2016
	(In thousands)
Net revenue:
Americas	$56,320	$92,324	$106,143
Asia	146,664	158,048	167,861
Europe	119,403	159,085	151,842
Direct Marketing	299,358	—	—
e-Business	23,513	27,163	33,177

	$645,258	$436,620	$459,023

Operating income (loss):
Americas	$(9,542)	$(10,342)	$(14,731)
Asia	26,405	5,620	(855)
Europe	(10,074)	(9,008)	(13,825)
Direct Marketing	10,740	—	—
e-Business	(6,176)	(1,185)	(4,384)

Total Segment operating income (loss)	11,353	(14,915)	(33,795)
Corporate-level activity	(19,659)	(4,846)	(6,777)

Total operating loss	(8,306)	(19,761)	(40,572)

Total other expense	(26,982)	(4,648)	(16,055)

Loss before income taxes	$(35,288)	$(24,409)	$(56,627)

Net revenue and operating income associated with Direct Marketing is for the period from December 15, 2017 to July 31, 2018. The Direct Marketing operating income includes certain purchase accounting adjustments associated with the IWCO acquisition.

	July 31, 2018	July 31, 2017
	(In thousands)
Total assets:
Americas	$22,820	$21,876
Asia	44,322	63,819
Europe	37,223	64,639
Direct Marketing	642,820	—
e-Business	15,758	20,703

Sub-total—segment assets	762,943	171,037
Corporate	64,107	110,261

	$827,050	$281,298

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Twelve Months Ended
	July 31,
	2018	2017	2016
	(In thousands)
Services:
Supply chain services	$322,387	$409,457	$425,846
e-Business services	23,513	27,163	33,177
Products:
Direct Marketing	299,358	—	—

	$645,258	$436,620	$459,023

As of July 31, 2018 and 2017, approximately $101.8 million and $8.6 million of the Company’s long-lived assets, respectively, were located in the U.S.A.

For the fiscal year ended July 31, 2018, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $358.3 million, $112.3 million, $59.5 million and $48.7 million, respectively. For the fiscal year ended July 31, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $95.1 million, $128.3 million, $70.8 million and $79.8 million, respectively. For the fiscal year ended July 31, 2016, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $110.9 million, $140.2 million, $68.1 million and $75.7 million, respectively.

(21) RELATED PARTY TRANSACTIONS

As of February 20, 2018, SPHG Holdings and its affiliates beneficially owned approximately 52% of our outstanding capital stock. As of July 31, 2018, SPHG Holdings held $14.9 million principal amount of the Company’s 5.25% Convertible Senior Notes. SPHG Holdings has confirmed to the Company that it will not require a cash payment on the Notes when they mature and for a period of twelve months from the date of this filing.

Preferred Stock Transaction and Warrant Repurchase

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company’s newly created Series C Convertible Preferred Stock, par value $0.01 per share (the Preferred Stock), to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the Preferred Stock Transaction). The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the a Series C Certificate of Designations), which has been filed with the Secretary of State of the State of Delaware.

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the our Common Stock, at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable, at the Company’s option, in cash or Common Stock. If at any time the closing bid price of the Company’s Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.

The Preferred Stock Transaction was approved and recommended to the Board by a special committee of the Board (the “Special Committee”). Each member of the Special Committee was independent and not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.

On December 15, 2017, contemporaneously with the closing of the Preferred Stock Transaction, the Company entered into a Warrant Repurchase Agreement with Steel Holdings, an affiliate of SPHG Holdings, pursuant to which the Company repurchased for $100 the warrant to acquire 2,000,000 shares of the Common Stock (the Warrant) that the Company had previously issued to Steel Holdings. The Warrant, which was to expire in 2018, was terminated by the Company upon repurchase.

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

The Management Services Agreement had an initial term of six months. On June 30, 2015, the Company entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015 and provided for automatic renewal for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of certain termination fees to SP Corporate. On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”), the parent of SP Corporate and an affiliate of SPHG Holdings, pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the amendment. On March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company (the “Transfer Agreement”). SP Corporate and Steel Partners LLC merged with and into SPH Services, with SPH Services surviving. SPH Services has since changed its name to Steel Services Ltd. (“Steel Services”). On September 1, 2017, the Company entered into a Third Amendment to the Management Services Agreement, which reduced the fixed monthly fee paid by the Company to Steel Services under the Management Services Agreement from $175,000 per month to $95,641 per month. The monthly fee is subject to review and adjustment by agreement between the Company and Steel Services for periods commencing in fiscal 2016 and beyond. Additionally, the Company may be required to reimburse Steel Services and its affiliates for all reasonable and necessary business expenses incurred on our behalf in connection with the performance of the services under the Management Services Agreement, including travel expenses. The Management Services Agreement provides that, under certain circumstances, the Company may be required to indemnify and hold harmless Steel Services and its affiliates and employees from any claims or liabilities by a third party in connection with activities or the rendering of services under the Management Services Agreement. Total expenses incurred related to this agreement for the twelve months ended July 31, 2018, 2017 and 2016 were $1.9 million, $2.3 million and $2.2 million, respectively. As of July 31, 2018 and 2017, amounts due to SP Corporate and Steel Services were $0.2 million and $0.3 million, respectively.

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

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. Mr. Howard, a director of the Company, is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the year ended July 31, 2018 and 2017, Mutual Securities received an immaterial amount in commissions associated with these transactions.

(22) SELECTED QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table sets forth selected quarterly financial information for the fiscal years ended July 31, 2018 and 2017. The operating results for any given quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Quarter Ended
	Oct. 31, ‘17	Jan. 31, ‘18	Apr. 30, ‘18	Jul. 31, ‘18	Oct. 31, ‘16	Jan. 31, ‘17	Apr. 30, ‘17	Jul. 31, ‘17
	(In thousands, except per share data)				(In thousands, except per share data)
Net revenue	$102,522	$153,738	$193,921	$195,077	$121,327	$117,568	$97,948	$99,777
Cost of revenue	93,448	137,915	154,916	157,720	111,994	106,370	89,406	92,485

Gross profit	9,074	15,823	39,005	37,357	9,333	11,198	8,542	7,292
Total operating expenses	12,904	21,526	37,625	37,510	14,975	12,702	13,785	14,664

Operating income (loss)	(3,830)	(5,703)	1,380	(153)	(5,642)	(1,504)	(5,243)	(7,372)
Total other income (expense)	(521)	(8,200)	(11,198)	(7,063)	(2,352)	(1,075)	763	(1,984)
Income tax benefit (expense)	(1,087)	73,521	(715)	(517)	(1,049)	(723)	(819)	(105)
Gains on investments in affiliates, net of tax	201	200	200	200	500	396	232	150

Net income (loss)	(5,237)	59,818	(10,333)	(7,533)	(8,543)	(2,906)	(5,067)	(9,311)

Net income (loss) attributable to common stockholders	$(5,237)	$59,548	$(10,862)	$(8,069)	$(8,543)	$(2,906)	$(5,067)	$(9,311)

Basic net earning (loss) per share attributable to common stockholders:	$(0.09)	$1.02	$(0.18)	$(0.13)	$(0.16)	$(0.05)	$(0.09)	$(0.17)
Diluted net earning (loss) per share attributable to common stockholders:	$(0.09)	$0.75	$(0.18)	$(0.13)	$(0.16)	$(0.05)	$(0.09)	$(0.17)

In connection with the preparation of our condensed consolidated financial statements for the three months ended April 30, 2018, and our remediation efforts related to the material weakness in our internal control over financial reporting related to our controls over non-routine transactions, we identified errors as of January 31, 2018 in the determination of deferred tax liabilities in connection with the acquisition of IWCO Direct and in our revenue recognition for our Direct Marketing segment. Based in part upon the estimates of self-insurance and fixed assets, we overstated a tax benefit in our condensed consolidated statements of operations. The correction of this error required an adjustment to the income tax benefit of $4.1 million as of January 31, 2018. Additionally, we identified bill and hold revenue recognition practices for a portion of certain Direct Mail revenues. We evaluated the error and determined that the related impact was not material to our results of operations or financial position for any prior annual or interim period, but that correcting the $4.1 million cumulative impact of the error would be material to our results of operations for the three months ended April 30, 2018. Although deemed immaterial, we also corrected the recognition of the Direct Mail revenue recognized before the performance obligation to the customer had been satisfied for a portion of certain Direct Marketing revenues. Accordingly, we have restated the preliminary fair value of acquired assets and liabilities assumed at the date of acquisition. In connection with the preparation of our consolidated financial statements for the twelve months ended July 31, 2018, we determined that the freight costs associated with a customer of the Direct Marketing segment had been recorded on a net basis in error. The correction of this error required an adjustment, to Net Revenue and Cost of Revenue, of $2.2 million and $5.0 million, for the three months ended January 31, 2018 and April 30, 2018, respectively.

We have corrected the condensed consolidated statements of operations for the three months ended January 31, 2018 and April 30, 2018. The impact to the condensed consolidated statements of income for the three months ended January 31, 2018 and April 30, 2018 is as follows (in thousands, except per share amounts):

	Three Months Ended January 31, 2018			Three Months Ended April 30, 2018
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
Net revenue	$151,119	$2,619	$153,738	$188,922	$4,999	$193,921
Cost of revenue	134,169	3,746	137,915	149,917	4,999	154,916
Gross profit	16,950	(1,127)	15,823	39,005	—	39,005
Income tax expense (benefit)	(77,664)	4,143	(73,521)	715	—	715
Net income (loss) attributable to common stockholders	$64,830	(5,282)	$59,548	$(10,862)	—	$(10,862)
Basic net earning (loss) per share attributable to common stockholders:	$1.11		$1.02	$(0.18)		$(0.18)
Diluted net earning (loss) per share attributable to common stockholders:	$0.85		$0.75	$(0.18)		$(0.18)

(23) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Per the Cerberus Credit Facility, IWCO is permitted to make distributions to the Parent, Steel Connect, Inc., an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by the Parent. The Parent is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” As the remainder of the restricted net assets, which totaled approximately $53.1 million at July 31, 2018, represent a significant portion of the Company’s consolidated total assets, the Company is presenting the following parent company condensed financial information:

STEEL CONNECT, INC. (Parent Only)

BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2018	July 31, 2017
ASSETS
Cash and cash equivalents	$7,978	$708
Prepaid expenses and other current assets	120	85

Total current assets	8,098	793
Investments in affiliates	188,534	113,154
Other assets	87	87
Due from subsidiaries	13,579	10,945

Total assets	$210,298	$124,979

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY

Accounts payable	$674	$498
Accrued expenses	2,274	1,752
Notes payable	64,530	—

Total current liabilities	67,478	2,250

Notes payable	—	59,758

Total long-term liabilities	—	59,758

Total liabilities	67,478	62,008

Contingently redeemable preferred stock	35,192	—

Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at July 31, 2018; zero shares authorized, issued and outstanding shares at July 31, 2017	35,192	—

Stockholders’ equity:
Preferred stock, $0.01 par value per share. Authorized 4,965,000 and 5,000,000 shares at July 31, 2018 and July 31, 2017, respectively; zero issued and outstanding shares at July 31, 2018 and at July 31, 2017	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,742,859 issued and outstanding shares at July 31, 2018; 55,555,973 issued and outstanding shares at July 31, 2017	608	556
Additional paid-in capital	7,467,855	7,457,051
Accumulated deficit	(7,363,569)	(7,398,949)
Accumulated other comprehensive income	2,734	4,313

Total stockholders’ equity	107,628	62,971

Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$210,298	$124,979

STEEL CONNECT, INC. (Parent Only)

STATEMENTS OF OPERATIONS

(in thousands)

	Twelve Months Ended July 31,
	2018	2017	2016
Selling, general and administrative	$16,742	$4,834	$6,562

Total operating expenses	16,742	4,834	6,562

Operating loss	(16,742)	(4,834)	(6,562)

Other income (expense):
Interest expense	(8,427)	(7,917)	(10,565)
Other income, net	6,807	—	757

Total other expense	(1,620)	(7,917)	(9,808)

Loss before income taxes	(18,362)	(12,751)	(16,370)
Equity losses of subsidiaries, net of tax	(54,276)	14,026	44,911
Gains on investments in affiliates, net of tax	(801)	(950)	—

Net income (loss)	$36,715	$(25,827)	$(61,281)

STEEL CONNECT, INC. (Parent Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended
	July 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$36,715	$(25,827)	$(61,281)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	388	347	439
Accretion of debt discount	4,384	3,919	4,967
Share-based compensation	10,763	533	509
Non-cash (gains) losses, net	(354)	—	(757)
Equity losses of subsidiaries, net of tax	(54,276)	14,026	44,911
Gains on investments in affiliates and impairments	(801)	(950)	—
Changes in operating assets and liabilities, net of business acquired:
Prepaid expenses and other current assets	(36)	76	1,034
Accounts payable and accrued expenses	698	(338)	(3,418)
Other assets and liabilities	(1,860)	(12,926)	1,223

Net cash used in operating activities	(4,379)	(21,140)	(12,373)

Cash flows from investing activities:
Intercompany advances, net	(22,216)	19,211	20,000

Net cash provided by (used in) investing activities	(22,216)	19,211	20,000

Cash flows from financing activities:
Proceeds from issuance of preferred stock	35,000	—	—
Payment of preferred dividends	(1,143)	—	—
Purchase of the Company’s Convertible Notes	—	(1,763)	(20,257)
Proceeds from issuance of common stock	8	18	51
Repurchase of common stock	—	—	(127)

Net cash provided by (used in) financing activities	33,865	(1,745)	(20,333)

Net decrease in cash and cash equivalents	7,270	(3,674)	(12,706)
Cash and cash equivalents at beginning of period	708	4,382	17,088

Cash and cash equivalents at end of period	$7,978	$708	$4,382

(24) SUBSEQUENT EVENTS

Subsequent to July 31, 2018, but prior to the date of these financial statements, the Company purchased $3.7 million in face value of the Company’s Notes in the open market.

Subsequent to July 31, 2018, SPHG Holdings had confirmed to the Company that, on the Notes that it holds, it will not require a cash payment when they mature and for a period of twelve months from the date of this filing.

ITEM 9.—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.—	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On December 15, 2017, the Company acquired IWCO Direct. A description of the acquisition, as well as the balances included in the consolidated statement of operations for the fiscal year ended July 31, 2018, are discussed in Note 6 of the Consolidated Financial Statements. As allowed by SEC guidance, our evaluation of disclosures of controls and procedures excluded IWCO Direct. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2018 because of the material weakness in internal control over financial reporting discussed below.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As allowed by SEC guidance, the evaluation of the effectiveness of internal control over financial reporting excluded IWCO Direct. A description of the acquisition, as well as the balances included in the consolidated statement of operations for the fiscal year ended July 31, 2018, are discussed in Note 6 of the Consolidated Financial Statements. Based upon that evaluation, management identified a material weakness in the Company’s internal control over financial reporting. Because of the material weakness described below, management concluded that we did not maintain effective internal control over financial reporting as of July 31, 2018, based on the criteria established by COSO.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. In its evaluation of the effectiveness of its internal control over financial reporting as of July 31, 2018, management determined that the Company did not maintain effective internal controls over the assessment, timely review and evaluation of a material complex non-routine transaction, specifically relating to the Company’s accrued pricing liability.

Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report, which contains an adverse opinion, as of July 31, 2018. Please see their report included in this Item 9A below.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting

The Company is in the process of creating a formal process related to the design and implementation of controls over the accounting policies for complex, non-routine transactions. This process will include the early evaluation of complex, non-routine transactions and documentation by the Company’s accounting staff. Regular meetings with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non-routine transactions will be held. As necessary, outside legal and/or accounting advice will be obtained. We will also revise our current risk assessment process to identify potential non-routine transactions that need to be monitored and incorporated under the planned new formal process.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in the Company’s Form 10-K for the year ended July 31, 2017 and Form 10-Q for the three months ended of October 31, 2017, management identified that the Company did not maintain effective internal controls over the financial statement close process for the Company’s e-Business operating segment. In addition to this, as previously disclosed in the Company’s Form 10-Q for the three and nine months ended April 30, 2018, the Company determined that it did not design effective controls related to the review of the fair value adjustments used in the calculation of our income tax provision and failed to recognize the tax expense associated with an estimate for non-routine transactions. The Company has implemented the following remedial measures designed to address these material weaknesses:

•	Management has enhanced the formality and rigor of the reconciliation procedures and the evaluation of certain accounts and transactions, controls, including access controls.

•	Management has enhanced the design and precision level of existing monitoring controls to provide additional controls supporting the reporting process.

•

A significant amount of remediation was performed in implementing additional policies, improved processes and documented procedures relating to our financial statement close processes and procedures within corporate and the e-Business segment.

In the fourth quarter of fiscal year 2018, the Company completed the testing of the design and operating effectiveness of the new procedures and controls. As a result, as of July 31, 2018, management concluded that the Company had remediated the previously reported material weaknesses in the internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Steel Connect, Inc.

Waltham, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited Steel Connect, Inc.’s (the “Company’s”) internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of July 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as “the financial statements”) and our report dated December 3, 2018 expressed unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain adequate controls and processes over accounting for a complex non-routine transaction on a timely basis has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2018 financial statements, and this report does not affect our report dated December 3, 2018 on those financial statements.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IWCO Direct Holdings Inc., which was acquired on December 15, 2017, and which is included in the consolidated balance sheets of the Company and subsidiaries as of July 31, 2018, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. IWCO Direct Holdings Inc. constituted 77% and 41% of total assets and net assets, respectively, as of July 31, 2018, and 46% and 50% of net revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of IWCO Direct Holdings Inc. because of the timing of the acquisition which was completed on December 15, 2017. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of IWCO Direct Holdings Inc.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

New York, New York

December 3, 2018

ITEM 9B.— OTHER INFORMATION

None.

PART III

ITEM 10.— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers required by this Item will be contained in our Definitive Proxy Statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference.

During the fiscal year ended July 31, 2018, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company’s Code of Business Conduct and Ethics is posted on its website, www.moduslink.com (under the Investor Relations & Press—Governance section). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website.

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

Equity Compensation Plan Information as of July 31, 2018

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,103,144	$1.71	4,929,789	(1)
Equity compensation plans not approved by security holders(2)	—	$—	—

Total	2,103,144	$1.71	4,929,789

(1)	Includes:

•	125,954 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

•	4,803,835 shares available for issuance under the Company’s 2010 Incentive Award Plan, as amended April 12, 2018.

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

(a) 3. Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished, or incorporated by reference in this report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated December 15, 2017, by and among ModusLink Global Solutions, Inc., MLGS Merger Company, Inc., IWCO Direct Holdings Inc., CSC Shareholder Services, LLC (solely in its capacity as representative), and the stockholders of IWCO Direct Holdings Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008.

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.

3.3	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012.

3.4	Fourth Amended and Restated Bylaws of ModusLink Global Solutions, Inc., as currently in effect, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014.

3.5	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013.

3.6	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

3.7	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Reverse Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

3.8	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Forward Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

3.9	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ModusLink Global Solutions, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2017, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

3.10	Certificate of Designation of Rights, Preferences and Privileges of Series D Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on January 19, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

3.11	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on February 20, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-Kfiled on February 26, 2018 .

3.12	Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2018.

4.1	Specimen stock certificate representing the Registrant’s Common Stock, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

4.2	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.

4.3	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012.

4.4	Amendment No. 2 to Tax Benefit Preservation Plan, dated as of October 14, 2014, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2014.

4.5	Amendment No. 3, dated December 31, 2014, to Tax Benefit Preservation Plan between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.6	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012.

4.7	Amendment No. 1, dated as of February 11, 2013 to Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

4.8	Tax Benefits Preservation Plan, dated as of January 19, 2018, by and between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

10.1*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001.

10.2*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.

10.3*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

10.4*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009.

10.5*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002.

10.6*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002.

10.7*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007.

10.8*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

10.9*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005.

10.10*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

10.11*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.12*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011.

10.13*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.14*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 26, 2010.

10.15*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.16*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.17*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.18*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.19*	ModusLink Global Solutions, Inc. Fourth Amended and Restated Director Compensation Plan, dated as of December 20, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016.

10.20*	Offer Letter, dated August 1, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.21*	Executive Severance Agreement, dated August 29, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.22*	First Amendment to Executive Severance Agreement, dated July 30, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.23*	Retention Bonus Letter Agreement, dated July 19, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.24*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

10.25*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009.

10.26	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.27	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended July 31, 2011.

10.28	Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National Association is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012.

10.29	Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement, dated as of August 16, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2012.

10.30	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.31	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.32	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.33	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.34*	Offer Letter, dated as of January 13, 2013, from ModusLink Global Solutions, Inc. to John J. Boucher is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013.

10.35*	Executive Severance Agreement, dated as of January 28, 2013, by and between ModusLink Global Solutions, Inc. and John J. Boucher is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013.

10.36	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.37	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.38	Amendment No. 1 to Settlement Agreement, dated January 5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

10.39*	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

10.40*	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

10.41*	Offer Letter from ModusLink Global Solutions, Inc. to Alan Cormier entered into December 20, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2013.

10.42*	Executive Severance Agreement by and between ModusLink Global Solutions, Inc. and Alan Cormier, dated as of December 23, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.43	Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012.

10.44	Guaranty and Security Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012.

10.45	First Amendment to Credit Agreement, dated as of December 18, 2013, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014.

10.46	Indenture, dated as of March 18, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014.

10.47	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014.

10.48	Second Amendment to Credit Agreement, dated as of March 13, 2014, between the Registrant, ModusLink Corporation, and ModusLink PTS, Inc., the financial institutions identified on the signature pages thereto as lenders, and Wells Fargo Bank, National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014.

10.49	Third Amendment to Credit Agreement, dated as of March 25, 2014, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014.

10.50	Credit Agreement by and among ModusLink Corporation and ModusLink PTS, Inc., certain subsidiaries thereof, and PNC Bank, National Association, dated as of June 30, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014.

10.51*	Management Services Agreement, dated as of January 1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2014.

10.52*	Amendment to Management Services Agreement, dated as of June 29, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2015.

10.53*	Second Amendment to Management Services Agreement, dated as of March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 11, 2016.

10.54*	ModusLink Global Solutions, Inc. FY 2015 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.

10.55*	ModusLink Global Solutions, Inc. FY 2015 Performance Based Restricted Stock Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.

10.56*	Transfer Agreement, dated March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016.

10.57*	Offer Letter, dated April 13, 2016, by and among ModusLink Global Solutions, Inc., ModusLink Corporation and James R. Henderson, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 18, 2016.

10.58	Letter Agreement, dated July 21, 2016, by and among ModusLink Global Solutions, Inc., Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P., is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 27, 2016.

10.59	Offer Letter, dated June 17, 2016, by and among the Company and Louis J. Belardi is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 20, 2016.

10.60	Third Amendment to Management Services Agreement, effective as of September 1, 2017, by and between Steel Services Ltd. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2017.

10.61	ModusLink Global Solutions, Inc. FY 2018 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on October 16, 2018.

10.62*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2017.

10.63	Sale and Purchase Agreement, dated October 5, 2017, between ModusLink Pte. Ltd. and Far East Group Limited, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on March 15, 2018.

10.64	Financing Agreement dated as of December 15, 2017, by and among IWCO Direct Holdings Inc., MLGS Merger Company, Inc., Instant Web, LLC, certain subsidiaries of IWCO Direct Holdings Inc. identified on the signature pages thereto, the lenders from time to time party hereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

10.65	Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

10.66	Waiver and Amendment No. 1 to Financing Agreement, dated as of May 9, 2018, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.67	Steel Connect, Inc. 2010 Incentive Award Plan, as amended, April 12, 2018, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 18, 2018.

10.68*/**	Form of Award Agreement Granted Under 2010 Incentive Award Plan between the Company and each of Messrs. Lichtenstein, Howard and Fejes during the second quarter of the 2018 fiscal year.

10.69*/**	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan entered into in connection with annual awards of restricted stock to directors pursuant to the Fourth Amended and Restated Director Compensation Plan.

21**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, LLP.

24.1**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Condensed Consolidated Balance Sheets as of July 31, 2018, (ii) Audited Condensed Consolidated Statements of Operations for the Twelve Months ended July 31, 2018, (iii) Audited Condensed Consolidated Statements of Cash Flows for the Twelve Months ended July 31, 2018 and (iv) Notes to Audited Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEEL CONNECT, INC.

Date: December 3, 2018	By:	/S/ JAMES R. HENDERSON
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

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES R HENDERSON James R. Henderson	President and Chief Executive Officer (Principal Executive Officer)	December 3, 2018

/S/ LOUIS J. BELARDI Louis J. Belardi	Chief Financial Officer (Principal Financial and Accounting Officer)	December 3, 2018

/S/ JEFFREY J. FENTON Jeffrey J. Fenton	Director	December 3, 2018

/S/ GLEN M. KASSAN Glen M. Kassan	Director	December 3, 2018

/S/ PHILIP E. LENGYEL Philip E. Lengyel	Director	December 3, 2018

/S/ WARREN G. LICHTENSTEIN Warren G. Lichtenstein	Executive Chairman of the Board and Director	December 3, 2018

/S/ JEFFREY S. WALD Jeffrey S. Wald	Director	December 3, 2018

/S/ JACK L. HOWARD Jack L. Howard	Director	December 3, 2018

/S/ WILLIAM T. FEJES, JR. William T. Fejes, Jr.	Director	December 3, 2018