Form 10-K/A
period 2018-07-31
Steel Connect, Inc.
filed 2018-12-18
CIK 914712

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

On December 4, 2018, the Registrant had 60,612,214 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Steel Connect, Inc.  (“Steel Connect” or the “Company”) for the year ended July 31, 2018 (“Fiscal 2018”), filed with the Securities and Exchange Commission on December 4, 2018 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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
FISCAL YEAR ENDED JULY 31, 2018
STEEL CONNECT, INC.

PART III

ITEM 10.— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Directors

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years.  Our Board of Directors currently has seven members and is divided into three classes, with a class of directors elected each year for a three-year term. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Current Position with the Company	Director Since
Warren G. Lichtenstein	53	Class I Director, Executive Chairman, Interim Chief Executive Officer	March 2013
Glen M. Kassan	75	Class I Director, Vice Chairman	March 2013
*Philip E. Lengyel(1)(2)(3)	69	Class II Director	May 2014
Jack L. Howard	57	Class II Director	December 2017
William T. Fejes, Jr.	62	Class II Director	December 2017
*Jeffrey J. Fenton(1)(2)	61	Class III Director	November 2010
*Jeffrey S. Wald(2)(3)	44	Class III Director	February 2012

*Independent

(1)	Member of Human Resources and Compensation Committee (the “Compensation Committee”).
(2)	Member of Audit Committee.
(3)	Member of Nominating and Corporate Governance Committee (the “Governance Committee”).

Class I Directors Continuing in Office until the 2018 Annual Meeting

Warren G. Lichtenstein, age 53. Mr. Lichtenstein has served as the Chairman of the Board and as a Director of the Company since March 12, 2013, and as its Executive Chairman since June 17, 2016. Following Mr. Henderson’s resignation, effective December 4, 2018, Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company. Mr. Lichtenstein had previously served as the Company’s Interim Chief Executive Officer from March 28, 2016, until June 17, 2016. Mr. Lichtenstein has served as Executive Chairman of the Board of Steel Partners Holdings GP Inc. (“Steel Holdings GP”) since February 2013 and had previously served as Chief Executive Officer and Chairman from July 2009 to February 2013. Steel Holdings GP is the general partner of Steel Partners Holdings L.P. (“Steel Holdings”), a diversified holding company that engages in multiple businesses. He has served as Chairman of the Board of Handy & Harman Ltd. (“HNH”) since July 2005. Mr. Lichtenstein has served as a director of Aerojet Rocketdyne Holdings, Inc. (“Aerojet”), a manufacturer of aerospace and defense products with a real estate business segment since March 2008, and serving as the Chairman of the Board from March 2013 to June 2016 and as Executive Chairman since June 2016. Mr. Lichtenstein has served as a director of Steel Excel Inc. (“Steel Excel”), a company whose business currently consists of Steel Sports Inc. and Steel Energy Services Ltd., since October 2010 and Chairman of the Board since May 2011. Mr. Lichtenstein served as a director of SL Industries, Inc., a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment, from March 2010 until it was acquired by HNH in June 2016.

Glen M. Kassan, age 75. Mr. Kassan has served as a Director of the Company since March 2013 and as its Vice Chairman since May 2014. He served as the Company’s Chief Administrative Officer from May 2014 until January 2015. Mr. Kassan served as a director of HNH from July 2005 until May 2015 and as the Company's Vice Chairman of the Board since October 2005 until May 2015. He served as HNH’s Chief Executive Officer from October 2005 until December 2012. He has been associated with Steel Partners LLC (“Partners LLC”) and its affiliates since August 1999. He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of Steel Holdings from June 2000 to April 2007. He served as a director of SL Industries from January 2002, and its Chairman of the Board from May 2008, until SL Industries was acquired by HNH in June 2016. He previously served as SL Industries' Vice Chairman of the Board from August 2005 to May 2008, its President from February 2002 to August 2005, its interim Chief Executive Officer from June 14, 2010 to June 29, 2010 and its interim Chief Financial Officer from June 14, 2010 to August 30, 2010. We believe Mr. Kassan is qualified to serve as a director due to his years of experience and record of success in leadership positions in industrial and other public companies having attributes similar to the Company as well as the expertise he possesses in capital markets and corporate finance.

Class II Directors Continuing in Office until the 2019 Annual Meeting of Stockholders

Philip E. Lengyel, age 69. Mr. Lengyel has served as a Director of the Company since May 2014. Mr. Lengyel is currently Executive Vice President for Dick Cook Studios in Los Angeles, California, a next generation family multi-media company involved in creating, producing, marketing and distributing family entertainment. Since January 2009 Mr. Lengyel has also been self-employed as a consultant providing services to companies and organizations relating to marketing, branding strategies, promotions, sponsorships and public relations. Previously, Mr. Lengyel served over two decades in senior marketing and other business positions with Walt Disney World, most recently from March 1999 through April 2005, as Vice President of Alliance Development. Mr. Lengyel brings to the Board significant experience in the areas of marketing, advertising, promotions, publicity, branding and business development.

Jack L. Howard, age 57. Mr. Howard has served as a director of the Company since December 15, 2017. Mr. Howard has served as the Vice Chairman of the Board of HNH since March 2012 and Principal Executive Officer of HNH since January 2013, and has served as a director of HNH since July 2005. Mr. Howard has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989. Mr. Howard has served as the President of Steel Holdings GP since July 2009 and has served as a director of Steel Holdings GP since October 2011. He also served as the Assistant Secretary of Steel Holdings GP from July 2009 to September 2011 and as Secretary from September 2011 to January 2012. He is the President of SP General Services LLC. He is the President of Steel Holdings and has been associated with Steel Holdings and its predecessors and affiliates since 1993. Mr. Howard has been a director of Steel Excel since December 2007, serving as Vice Chairman of the Steel Excel Board since May 2012, and Principal Executive Officer of Steel Excel since March 2013. He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.

William T. Fejes, Jr., age 62. Mr. Fejes has served as a director of the Company since December 15, 2017. Mr. Fejes has served as the president of Steel Services, Ltd. an indirect wholly owned subsidiary of Steel Holdings, since October 2017. Mr. Fejes served as Senior Vice President of HNH and President and Chief Executive Officer of Handy & Harman Group Ltd. (“HNH Group”) from June 2016 until October 2017. Mr. Fejes has served as President of SL Industries, Inc. (“SLI”) since June 2010 and served as Chief Executive Officer of SLI from June 2010 until October 2016. From 2007 until April 2010, Mr. Fejes was the Chief Operating Officer of Seakeeper, Inc., a company that designs, manufactures and markets motion stabilization equipment for boats under 50 meters in length. Prior to joining Seakeeper, Inc., Mr. Fejes was the President and Chief Executive Officer of TB Wood’s Corporation (“TB Wood’s”), a public company that designs, manufactures and markets industrial power transmission components, with plants in the United States, Mexico and Italy, from 2004 to 2007, and was a director of TB Wood’s from 2004 to 2005. Mr. Fejes also held various executive and management roles at Danaher Corporation, a public company that designs, manufactures and markets industrial and consumer products, for 18 years. From March 2009 to February 2015, Mr. Fejes served as a director of Broadwind Energy, a public company for which he also served as the Chairman of the Governance /Nominating Committee, as a member of the Audit and Compensation Committees. From 2008 to 2010, Mr. Fejes was a Director of Automation Solutions, Inc., a privately held distributor of factory automation equipment.

Class III Director Nominees for a three year term expiring at the 2020 Annual Meeting of Stockholders

Jeffrey J. Fenton, age 61. Mr. Fenton has served as a Director of the Company since November 2010. Mr. Fenton was initially appointed to the Board pursuant to a Settlement Agreement among the Company, LCV Capital Management, LLC, Raging Capital Management, LLC and certain of their affiliates, dated October 20, 2010. In January 2013, he was appointed as Senior Vice President, Business Development of United Rentals, Inc., a construction and industrial equipment rental company. Since March 2004, Mr. Fenton has served as a Principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. Mr. Fenton served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services, Global Motorsports Group, Inc. and Transamerica Trailer Leasing Co. Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.

Jeffrey S. Wald, age 44. Mr. Wald has served as a Director of the Company since February 2012. Mr. Wald was elected to the Board at the Company’s 2011 annual meeting of stockholders after being nominated for election by Peerless Systems Corporation. Since May 2010, Mr. Wald has been the Chief Operating Officer and Chief Financial Officer of Work Market, Inc., a labor resource platform that he co-founded. From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P. an activist hedge fund manager, where he initiated investments and managed Barington’s portfolio of investments. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company he co-founded (sold to Buddy Media Corporation). From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm which invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co. Mr. Wald is currently a director of Work Market, Inc. and CoStar Technologies, Inc., where he also serves on the audit committee. From 2010 to 2012, Mr. Wald served as a director of Peerless Systems Corporation and from 2009 to 2010 he served on the board of Register.com. Mr. Wald brings to the Board substantial experience in the area of venture capital, technology, principal investing and operations.

Information Concerning Executive Officers

Officers are elected annually by the Board and serve at the discretion of the Board. Set forth below is information regarding the executive officers of the Company as of the date of this Annual Report.

Name	Age	Position	Officer Since
Warren G. Lichtenstein(1)(2)	53	Interim Chief Executive Officer, Class I Director, Executive Chairman	December 2018, March 2016 – June 2016
James R. Henderson(1)	61	President and Chief Executive Officer	May 2016 – December 2018
Louis J. Belardi	67	Executive Vice President, Chief Financial Officer and Secretary	June 2016
John Whitenack(1)	53	Chief Executive Officer of ModusLink	October 2018
James N. Andersen	60	Chief Executive Officer of IWCO	December 2017

(1) Mr. Henderson resigned from his position as Chief Executive Officer of ModusLink, effective October 31, 2018, and resigned from his positions as President and Chief Executive Officer of the Company, effective upon the filing of the Original Form 10-K on December 4, 2018. Mr. Whitenack assumed the position of Chief Executive Officer of ModusLink upon Mr. Henderson’s resignation from ModusLink, and Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company effective upon Mr. Henderson’s resignation from the Company.

(2) Mr. Lichtenstein’s biographical information is provided above in the section entitled, “Class I Directors Continuing in Office until the 2018 Annual Meeting.”

James R. Henderson, age 61, served as our President and Chief Executive Officer until his resignation effective upon the filing of the Original Form 10-K on December 4, 2018. He served as the Chief Executive Officer of ModusLink from May 2016 until his resignation on October 31, 2018. Mr. Henderson has served as a director of Aerojet since 2008 and serves as a Manager of the Board of Managers of Easton Development Company, LLC, a subsidiary of Aerojet. Mr. Henderson was a Managing Director and operating partner of Partners LLC, a subsidiary of Steel Holdings, a global diversified holding company that owns and operates businesses and has significant interests in leading companies in a variety of industries, including diversified industrial products, energy, defense, banking, insurance, and food products and services, until April 2011. He was associated with Partners LLC and its affiliates from August 1999 until April 2011. Mr. Henderson served as a director of DGT Holdings Corp., a manufacturer of proprietary high-voltage power conversion subsystems and components, from November 2003 until December 2011. Mr. Henderson also served as a director of SL Industries from January 2002 to March 2010. Mr. Henderson was an Executive Vice President of SP Acquisition Holdings, Inc. a company formed for the purpose of acquiring one or more businesses or assets, from February 2007 until October 2009. He was a director of Angelica Corporation, a provider of healthcare linen management services, from August 2006 to August 2008. Mr. Henderson was a director and CEO of WebFinancial Corporation, the predecessor entity of Steel Holdings, from June 2005 to April 2008, President and COO from November 2003 to April 2008, and was the Vice President of Operations from September 2000 to December 2003. He was also the CEO of WebBank, a wholly-owned subsidiary of Steel Holdings, from November 2004 to May 2005. He was a director of ECC International Corp., a manufacturer and marketer of computer controlled simulators for training personnel to perform maintenance and operation procedures on military weapons, from December 1999 to September 2003 and was acting CEO from July 2002 to March 2003. He served as the Chairman of the Board of Point Blank Solutions, Inc. (“Point Blank”), a designer and manufacturer of protective body armor, from August 2008 until October 2011, CEO from June 2009 until October 2011, and was Acting CEO from April 2009 to May 2009. Mr. Henderson was also the CEO and Chairman of the Board of certain subsidiaries of Point Blank. On April 14, 2010, Point Blank and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 petitions are being jointly administered under the caption “In re Point Blank Solutions, Inc., et. al.” Case No. 10-11255, which case is ongoing. He has served as the CEO of Point Blank Enterprises, Inc., the successor to the business of Point Blank, from October 2011 to September 2012. He served as Acting CEO of School Specialty, Inc., a company that provides education-related products, programs and services from July 2013 to April 2014, and serves as a Director since June 2013, served as Chairman from June 2013 to June 2017. Mr. Henderson served as a Director of RELM Wireless Corporation from March 2014 to September 2015. Mr. Henderson has served on the Board of Aviat Network from January 2015 to November 2016 and Armor Express since September 2015.

Louis J. Belardi, age 67, has served as the Executive Vice President, Chief Financial Officer and Secretary of the Company since June 17, 2016. Prior to joining the Company, Mr. Belardi was the Chief Financial Officer of SL Industries from August 2010 through June 2016, and as SL Industries’ Secretary and Treasurer from July 2010 through June 2016. Mr. Belardi previously served as the Corporate Controller of SL Industries from 2004 until August 2010, during which time he was responsible for management of SL Industries’ corporate accounting, SEC reporting functions and Sarbanes-Oxley compliance. Prior to joining SL Industries, Mr. Belardi was a partner in his own management consulting firm that specialized in providing financial consulting to public corporations. Before entering consulting, he was promoted through several financial roles to the position of Vice President Finance and Administration at Aydin Corporation, now part of L-3 Communications. Mr. Belardi started his career as a CPA at Price Waterhouse and has an MBA in finance.

John Whitenack, age 53, has served as the Chief Executive Officer of ModusLink since October 31, 2018, and as Chief Operating Officer of ModusLink since June 25, 2018. From March 2014 until April 2018, Mr. Whitenack served as President and CEO of Lucas-Milhaupt, a global brazing and metal joining products and services leader and an indirect subsidiary of Steel Holdings.  From August 2007 until March 2014, he served as President and CEO of Indiana Tube Corporation, a premium manufacturer specializing in welded, low carbon & HSLA steel tubing and an indirect subsidiary of Steel Holdings. Mr. Whitenack also served as the Chief Operating Officer of Paradigm Precision, a manufacturer of complex fabrication and precision machined components for gas turbine engines from 2006 to 2007. Additionally, Mr. Whitenack served as President and CEO of Cline Services, and several GE Subsidiaries from 2001 to 2006. Mr. Whitenack earned his degree in Management Studies from the United States Military Academy at West Point and proudly served in the U.S. Army, holding the rank of Captain before honorably discharging from military service.

James N. Andersen, age 60. Mr. Andersen has served as the CEO of IWCO Direct, a wholly owned subsidiary of the Company, since April 1999. IWCO Direct, which was acquired by the Company in December 2017, is a leading provider of data-driven marketing solutions that help its clients drive response across marketing channels to create new and more loyal customers. Mr. Andersen earned his Bachelor of Science in Judicial Administration from American University. He was honored with the 2010 Harry V. Quadracci VISION award from the Printing Industries of America and was inducted into the Printing Impressions/RIT Printing Industry Hall of Fame in 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC.

Based solely on its review of the copies of such reports furnished to us or written representations from certain reporting persons, the Company believes that, during Fiscal 2018, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individual, other than the inadvertent late filing by Steel Holdings of one Form 4, filed on June 1, 2018, reporting four transactions.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company’s Code of Business Conduct and Ethics is posted on its website, www.moduslink.com/about/ (under the Investor Relations & Press Release—Governance section). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website.

Director Nominations

During Fiscal 2018, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Audit Committee

The Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the Audit Committee, the Board of Directors, outside auditors and management. The Board has adopted a written charter for the Audit Committee, a copy of which can be found by clicking on “Governance” under the Investor Relations & Press tab on our website at www.moduslink.com/about. The contents of our website are not part of this Annual Report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. The Audit Committee currently consists of Jeffrey J. Fenton, Phillip E. Lengyel and Jeffrey S. Wald, as Chairman, each of whom is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Jeffrey S. Wald is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.— EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides details about the Company’s compensation practices for its Named Executive Officers (as defined below in the section entitled “Executive Compensation - Summary Compensation Table”). The information in this section should be read together with the tables and narratives that accompany the information presented.

The following executives are the Company’s Named Executive Officers for Fiscal 2018:

•	*James R. Henderson, President and Chief Executive Officer;
•	Louis J. Belardi, Executive Vice President, Chief Financial Officer and Secretary; and
•	James N. Andersen, Chief Executive Officer of IWCO Direct.

* Mr. Henderson resigned from his positions as President and Chief Executive Officer of the Company, effective upon the filing of the Original Form 10-K on December 4, 2018.

Executive Summary of Fiscal 2018 Compensation

Fiscal 2018 was a year of continued emphasis on improving operational efficiency and building upon the programs and strategic initiatives implemented in fiscal 2013 and thereafter to position us for the future. Among other things, we continued our multi-year transformation to streamline our company and create the capacity to invest in innovation and new markets for our business in addition to pursuing initiatives that will allow us to better allocate resources and prioritize investment dollars. Our compensation actions and decisions for Fiscal 2018 were selective. Accordingly, we took the following actions with respect to compensation of our executive officers in Fiscal 2018:

•	When compensation was determined for Fiscal 2018, base salaries for all of our Named Executive Officers were maintained at the same levels used for the year ended July 31, 2017 (“Fiscal 2017”).
•	As a result of the Compensation Committee’s ongoing review of our executive compensation programs, the Compensation Committee, in consultation with our full Board, worked with management to re-evaluate our annual cash incentive and equity incentive plans for potential changes in an effort to better align the plans with our business mission, strategy and goals for the Company. As a result of this review, the Compensation Committee maintained a broad based management incentive plans and made certain adjustments to the program metrics for our annual incentive plans.
•	As a result of the IWCO Acquisition, the Company integrated certain IWCO Direct compensation practices into the Company’s compensation framework. Specifically, Mr. Andersen continues to participate in the IWCO Direct 2018 Short-Term and Long-Term Incentive Plans (the “2018 IWCO Incentive Plans”).

Company and ModusLink Plans

The FY 2018 Management Incentive Plan (the “2018 MIP”), which related to the Company’s fiscal year ending July 31, 2018 (the “Plan Year”), was designed to motivate appropriate behaviors that support short-term and long-term growth of shareholder value by rewarding the achievement of financial, business and management goals that are essential to the success of the Company and ModusLink. The 2018 MIP covers certain executive officers, executive leadership team members and key managers of the Company and its subsidiaries (the “Participants”), as determined by the Company’s Chief Executive Officer. All awards under the 2018 MIP (the “Awards”), if any, would be paid in cash. Participants were employees of the Company or its subsidiaries who were 2018 MIP eligible for six months or greater since the start of the Plan Year. In order to receive an Award under the 2018 MIP, the Participant must have been an employee of the Company in good standing at the time of the Award payment.

All Awards under the 2018 MIP were subject to the achievement of a minimum Plan Year adjusted EBITDA target (the “EBITDA Target”) for the Company’s supply chain business. Under the terms of the 2018 MIP, Awards to Participants who are direct employees of the Company (“Corporate Participants”) and to employees of the Company’s business units (the “Business Unit Participants”), would be determined based on the achievement of certain performance targets and only after EBITDA Target was been achieved. For Corporate Participants, provided the EBITDA Target was achieved or exceeded, Awards would be determined based on the following performance target components: (a) 50% of the Award would be based on achievement of the EBITDA Target, (b) 35% of the Award would be based on year-over-year revenue growth as defined (c) 15% of the Award would be based on the Participant’s implementation of defined objectives in support of the Company’s strategic plan. For Business Unit Participants, provided the EBITDA Target was achieved or exceeded, Awards would be determined based on the following performance target components: (a) 25% of the Award would be based on the achievement of the EBITDA Target (b) 35% of the Award would be based on the business unit’s Operating Income as defined (c) 25% of the Award would be based on the Participant’s implementation of their defined objectives in support of the Company’s strategic plan, and (d) 15% of the Award would be based on the business unit’s cash conversion cycle as defined. Awards, if any, would be subject to meeting minimum or greater performance results, audited financial results and the approval of the Company’s Chief Executive Officer. The Compensation Committee was responsible for approving Awards to the Chief Executive Officer and his direct management reports.

Under the 2018 MIP, the Award target for Mr. Henderson was set at 100% of base salary and the Award target for Mr. Belardi was set at 60% of base salary. Based on the achievement of the objectives set forth in the 2018 MIP, the percentage of base salary that could be earned by Participants ranged from 3.75% to 200% of base salary. No Awards could made under the 2018 MIP if the EBITDA Target is not achieved.

In determining the EBITDA Target, the Compensation Committee noted that the financial objectives, while feasible to meet, would be challenging to achieve and would require improved performance compared with prior year results. For Fiscal 2018, the Compensation Committee determined that the Company did not meet the EBITDA Target and, accordingly, no Participants received Awards under the 2018 MIP.

IWCO Plans

Mr. Andersen is the only Named Executive Officer who participates in the IWCO compensation plans (the “IWCO Plans”).

IWCO Direct 2017 Management Incentive Plan (the “2017 IWCO MIP”)

The 2017 IWCO MIP, which related to IWCO Direct’s fiscal year ending December 31, 2017 (the “2017 IWCO Plan Year”), was designed to motivate appropriate behaviors that support short-term and long-term growth of shareholder value by rewarding the achievement of financial, business and management goals that are essential to the success of IWCO Direct. The 2017 IWCO MIP covers certain executive officers, executive leadership team members and key managers of IWCO Direct (the “IWCO Participants”), as determined by IWCO Direct’s Chief Executive Officer. All awards under the 2017 IWCO MIP (the “2017 IWCO Awards”) were paid in cash. In order to receive an IWCO Award under the 2017 IWCO MIP, the IWCO Participant must have been an employee of the Company in good standing at the time of the IWCO Award payment.

All Awards under the 2017 IWCO MIP were subject to the achievement of a minimum IWCO Plan Year adjusted EBITDA target (the “2017 IWCO EBITDA Target”) for IWCO Direct. Under the terms of the 2017 IWCO MIP, the 2017 IWCO Awards to IWCO Participants were determined based on the achievement of certain performance targets once the 2017 IWCO EBITDA Target was achieved. Upon achieving or exceeding the 2017 IWCO EBITDA Target, the 2017 IWCO Awards were determined based on the following performance target components: (a) 80% of the 2017 IWCO Award was based on the achievement of the 2017 IWCO EBITDA Target (b) 10% of the 2017 IWCO Award was based on the achievement of an accounts receivable days sales outstanding target as defined and (c) 10% of the 2017 IWCO Award was based on the achievement of defined objectives in support of IWCO’s corporate objectives as defined. The 2017 IWCO Awards were subject to audited financial results and the approval of IWCO Direct’s Chief Executive Officer and IWCO Direct’s Board of Directors.

Under the 2017 IWCO MIP, the 2017 IWCO Award target for Mr. Andersen was 50% of base salary. Under the terms of the 2017 IWCO MIP, no IWCO Awards could be made under the 2017 IWCO MIP if the 2017 IWCO EBITDA Target is not achieved, but 2017 IWCO Awards could exceed the 2017 IWCO Award target if the 2017 IWCO EBITDA Target is exceeded.

In determining the 2017 IWCO EBITDA Target, the financial objectives, while feasible to meet, would be challenging to achieve and would require improved performance compared with prior year results. For the 2017 IWCO Plan Year, the Company exceeded the 2017 IWCO EBITDA Target, met the accounts receivable days sales outstanding target and partially met the defined objectives in support of IWCO’s corporate objectives. Accordingly, Mr. Andersen received a 2017 IWCO Award of 92% of base salary (award of $656,131) under the 2017 IWCO MIP, which was paid on February 23, 2018.

2018 IWCO Incentive Plans

The 2018 IWCO Incentive Plans, which relates to IWCO Direct’s fiscal year ending December 31, 2018 (the “2018 IWCO Plan Year”), is designed to motivate appropriate behaviors that support short-term and long-term growth of shareholder value by rewarding the achievement of financial, business and management goals that are essential to the success of IWCO Direct. The 2018 IWCO Incentive Plans cover the IWCO Participants, as determined by IWCO Direct’s Chief Executive Officer.  All awards under the 2018 IWCO Incentive Plans (the “2018 IWCO Awards”) will be paid in cash. In order to receive the 2018 IWCO Award under the 2018 IWCO Incentive Plans, the IWCO Participant must be an employee of the Company in good standing at the time of the 2018 IWCO Award payment.

           The 2018 IWCO Awards under the 2018 IWCO Incentive Plans to IWCO Participants will be determined based on the achievement of certain performance targets. The 2018 IWCO Awards will be determined based on the following performance target components: (a) 63% of the 2018 IWCO Award will be based on the achievement of the 2018 IWCO Plan Year adjusted EBITDA target (the “2018 IWCO EBITDA Target”) for IWCO Direct (b) 21% of the IWCO Award will be based on the achievement of defined objectives in support of IWCO’s corporate objectives as defined and (c) 16% of the IWCO Award will be based on the achievement of a working capital target as defined. IWCO Awards are subject to the approval of IWCO Direct’s Chief Executive Officer and IWCO Direct Board of Directors.

Under the 2018 IWCO Incentive Plans, the 2018 IWCO Award target for Mr. Andersen is 100% of base salary.

In determining the 2018 IWCO EBITDA Target, the financial objectives, while feasible to meet, will be challenging to achieve and will require improved performance compared with prior year results. No 2018 IWCO Awards have been earned or paid. To the extent a 2018 IWCO Award is earned, approximately 80% of the 2018 IWCO Awards will be paid in calendar year 2019, 10% in calendar year 2020 and 10% in calendar year 2021.

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

In determining performance-based compensation, the Compensation Committee believes that the primary measure of the effectiveness of a performance-based compensation plan is whether compensation is being earned commensurate with performance and whether goals are set properly to reward desired performance. In years in which the Company did not meet its financial and operational goals, no amounts were earned under our variable cash compensation plans or performance-based equity programs. For Fiscal 2018, the Compensation Committee determined that we did not meet the performance criteria relating to the financial goals underlying the 2018 MIP and, as a result, none of the executive officers who were eligible to participate in the 2018 MIP received bonuses in accordance with the terms of the 2018 MIP. Because the performance criteria relating to the financial goals underlying the 2017 IWCO MIP was met, executive officers who were eligible to participate in the 2017 IWCO MIP received bonuses in accordance with the terms of the 2017 IWCO MIP.

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

The Compensation Committee reviewed the base salaries of our Named Executive Officers and determined that no change in base salary would be made for any Named Executive Officers for Fiscal 2018. Accordingly, the Fiscal 2018 annual base salaries for Mr. Henderson and Mr. Belardi remained unchanged at $600,000 and $325,000, respectively. The base salary for Mr. Andersen was $715,628, which remains unchanged since the closing of the IWCO Acquisition.

Performance-Based Annual Cash Bonus

In most years, the Compensation Committee has established a Management Incentive Plan (or MIP), which provides cash incentives for our non-IWCO executives. As a result of the IWCO Acquisition, the Company has also integrated certain IWCO compensation practices into its compensation objectives. Specifically, Mr. Andersen continues to participate in the IWCO Plans, which provides cash incentives for IWCO Participants. The MIP and IWCO Plans support our compensation objectives by focusing on annual financial and operating results and enabling our target total compensation to remain competitive within the marketplace for executive officers.

Target bonus awards under the MIP are expressed as a percentage of the base salary paid to the non-IWCO executive officer during that plan year. Typically, the Compensation Committee has selected bonus amounts for the executive officers such that the target total cash compensation approximates the median of comparable positions at our peer companies or the general industry. For Fiscal 2018, the target bonuses for our Named Executive Officers who participated in the 2018 MIP and the 2017 IWCO MIP were:

Executive Officer	Target as Percentage of Base Salary (%)
James R. Henderson	100
Louis J. Belardi	60
James N. Andersen	50

MIPs provide for cash payments to executive officers based on achievement of certain corporate financial objectives. Bonus payouts on the financial objectives could range from 0% to 200% of an individual’s target bonus depending on the Company’s actual performance versus the established performance goals. For Fiscal 2018, the Compensation Committee determined that the Company did not meet the EBITDA Target and, accordingly, no Participants received Awards under the 2018 MIP. The 2018 MIP is described in more detail above in the section entitled “Company and ModusLink Plans.”

Target bonus awards under the IWCO Plan are expressed as a percentage of the base salary paid to IWCO Participants during the applicable plan year. Mr. Andersen is the only Named Executive Officer who participates in the IWCO Plans. Because the performance criteria relating to the financial goals underlying the 2017 IWCO MIP was met, executive officers who were eligible to participate in the 2017 IWCO MIP received bonuses in accordance with the terms of the 2017 IWCO MIP. The 2017 IWCO MIP is described in more detail above in the section entitled “IWCO Plans.”

Equity Grants

Compensation in the form of equity grants, including stock options, performance-based stock options, time-based restricted stock, performance-based restricted stock, and restricted stock units (“RSU”) have been a key component of our executives’ compensation in the past. Over the past two years however, our emphasis on equity grants has declined. No equity awards were granted to Named Executive Officers in Fiscal 2018 as our compensation objectives for Fiscal 2018 emphasized base pay and cash incentives.

Stock Options

Our equity program for executive officers has periodically utilized stock options, with the size and value of awards based on the executive’s position and market compensation data. In Fiscal 2018, we did not award any stock options to our Named Executive Officers.

Performance-Based Stock Options

Our equity program has periodically utilized performance-based stock options as an additional incentive for our executive officers to increase stockholder value. In Fiscal 2018, we did not award any performance-based stock options to our Named Executive Officers.

Performance-Based Restricted Stock

From time to time the Company’s equity program may grant performance-based restricted stock, pursuant to which executive officers are granted a predetermined number of shares or value of restricted stock in the event that the Company achieves a certain level of financial performance. As the Compensation Committee deems appropriate, performance-based restricted stock will be awarded to align the interests of our executive officers with the interests of investors, rewarding executives for enhancing our stock valuation and serves as a retention vehicle. We did not establish a plan for performance-based restricted stock grants for Fiscal 2018 or grant any performance-based restricted stock in Fiscal 2018.

Restricted Shares

The Compensation Committee may, from time to time, award shares of restricted stock to executive officers at commencement of employment or in recognition of a promotion, added responsibilities, exemplary performance, to address market factors or to serve as a means to retain and motivate management. During Fiscal 2018, no time-based restricted stock was awarded to our Named Executive Officers.

Restricted Stock Units

The Compensation Committee may, from time to time, award RSUs to executive officers at commencement of employment or in recognition of a promotion, added responsibilities, exemplary performance, to address market factors or to serve as a means to retain and motivate management. On October 4, 2017, the Compensation Committee granted 609,137 RSUs to Mr. Henderson and 329,949 RSUs to Mr. Belardi. These awards are described more fully below in the section entitled, “Potential Payments Upon Termination or Change-in-Control.”

Perquisites and Other Benefits

The Compensation Committee believes that the perquisites provided to our executive officers are reasonable and modest compared to the general market. To the extent we offer any perquisites, we do so in order to be competitive with the market. Except for Mr. Andersen who was provided a company car, our Named Executive Officers did not receive executive perquisites in Fiscal 2018. Our Named Executive Officers do, however, receive other benefits that are available to all benefit eligible employees, including a 401(k) matching benefit.

From time to time, we have awarded discretionary cash or equity bonuses based on, for example, exemplary performance or the assumption of additional responsibilities. None of our Named Executive Officers was awarded a discretionary cash bonus in Fiscal 2018.

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

Benchmarking

The Compensation Committee reviews executive compensation relative to marketplace norms on a regular basis and historically has followed a practice of refreshing this data every few years. The Compensation Committee last conducted a comprehensive review of executive compensation working with the Hay Group during the fiscal year ended July 31, 2015 (“Fiscal 2015”). The Hay Group was again consulted in during the fiscal year ended July 31, 2016 (“Fiscal 2016”) in connection with preliminary plan design. The Hay Group was not consulted in Fiscal 2017 and 2018.

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

Given the relatively small number of similar-sized companies operating in our industry, the Hay Group considered a revenue range slightly outside its standard 50% - 200% parameter in an effort to balance the size and scope of the Company’s business within the peer group. As a result of this review, the Compensation Committee removed four companies from the Fiscal 2014 peer group either because the company had recently been acquired (Brightpoint, Inc., GSI Commerce, Inc. and Pacer International, Inc.) or because the former peer’s size was sufficiently different from that of the Company that they should no longer be considered a peer for compensation comparison purposes (Hub Group, Inc.), and added seven companies (CSG System International, Inc., Echo Global Logistics, Inc., ePlus, Inc., Neustar, Inc., Park-Ohio Holdings Corp., Radiant Logistics, Inc. and Virtusa Corp.) to our peer group. Accordingly, effective as of September 2015, the Company’s peer group consisted of the following 15 companies (the “2015 Peer Group”);

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

In Fiscal 2016, the compensation of Mr. Henderson, our President and Chief Executive Officer at the time, and Mr. Belardi, our Executive Vice President, Chief Financial Officer and Secretary, were determined based on competitive market practice and supported by survey data previously provided by the Hay Group. Survey data focused on total cash compensation at the 50th percentile of the market. On a total pay basis, compensation for Mr. Henderson and Mr. Belardi are at or below the reported market median.

President and Chief Executive Officer Compensation Decisions

In connection with the appointment of Mr. Henderson as President and Chief Executive Officer of ModusLink in March 2016 and of the Company in June 2016, the Board, as noted above, relied on competitive market practice to determine Mr. Henderson’s compensation. Mr. Henderson’s offer letter (the “Henderson Offer Letter”) specifies an annual salary of $600,000 paid bi-weekly and an annual cash bonus of up to 100% of base salary subject to attainment of short term objectives to be mutually agreed upon. The Compensation Committee did not make any adjustments to Mr. Henderson’s salary for Fiscal 2017 or 2018 and accordingly, his annual base salary remained at $600,000. Mr. Henderson received a bonus of $720,000 for Fiscal 2017 under the 2017 Management Incentive Plan (the “2017 MIP”) Mr. Henderson did not receive a bonus under the 2018 MIP. Mr. Henderson resigned from his position as Chief Executive Officer of ModusLink, effective October 31, 2018, and resigned from his positions as President and Chief Executive Officer of the Company, effective upon the filing of the Original Form 10-K on December 4, 2018.

Warren G. Lichtenstein, the Chairman of our Board, served as the Company’s Interim CEO from March 28, 2016, to June 17, 2016. Following Mr. Henderson’s resignation, effective December 4, 2018, Mr. Lichtenstein again assumed the additional role of Interim Chief Executive Officer of the Company. On June 17, 2016, the Board appointed Mr. Lichtenstein as Executive Chairman.

Mr. Lichtenstein was not separately compensated for serving as Interim Chief Executive Officer or for serving as Executive Chairman. Mr. Lichtenstein’s compensation is set forth on the Director Compensation Table.

Input from Management

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

The Tax Cuts and Jobs Act of 2017 ("Tax Act") generally eliminated the ability to deduct compensation qualifying for the "performance-based compensation" exception under Code Section 162(m) for tax years commencing after December 31, 2017. Code Section 162(m) imposes a $1 million limit on the amount that a public company may deduct for compensation paid to anyone who has ever been the Company’s chief executive officer, chief financial officer or one of the three highest compensated officers in any fiscal year beginning after December 31, 2016 (i.e., a "covered employee"). For 2017 and prior taxable years, an exception to this deduction limit applied to "performance-based compensation," such as stock options and other equity awards that satisfied certain criteria. Under the Tax Act, the performance-based pay exception to Code Section 162(m) was eliminated, but a transition rule may allow the exception to continue to apply to certain performance-based compensation payable under written binding contracts that were in effect on November 2, 2017. Because of the fact-based nature of the performance-based compensation exception under Code Section 162(m), the limited availability of guidance thereunder, and the uncertain scope of the aforementioned transition relief, we cannot provide assurance that any awards under the Company’s 2010 Incentive Award Plan, as amended (the “2010 Plan”), will qualify for the performance-based compensation exception. The Board and the Compensation Committee will consider the potential impact of Code Section 162(m) on grants made under the 2010 Plan, but reserve the right to approve grants of options and other awards for a covered employee that exceeds the deduction limit of Code Section 162(m).

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

COMPENSATION COMMITTEE REPORT

The Human Resources and Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A for the fiscal year ended July 31, 2018.

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

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the Fiscal 2018, Fiscal 2017 and Fiscal 2016 compensation of: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer or principal financial officer for the calendar year August 1, 2017 through July 31, 2018; (ii) the Company’s three most highly compensated executive officers, other than the principal executive officer or principal financial officer, who were serving as executive officers at the end of the calendar year from August 1, 2017 through July 31, 2018; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the calendar year ended July 31, 2018. Collectively, we refer to all of these individuals as the “Named Executive Officers.”

Name and Principal Position*	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)		Total ($)
James R. Henderson	2018	600,000		—		1,169,543	(2)	—	—	5,999	(3)	1,775,542
President and Chief	2017	600,000		—		—		—	720,000	7,999	(3)	1,327,999
Executive Officer	2016	205,385		—		—		—	—	—		205,385

Louis J. Belardi	2018	325,000		—		633,502	(2)	—	—	1,667	(3)	960,169
Executive Vice	2017	325,000		—		—		—	234,000	—		559,000
President, Chief Financial Officer and Secretary	2016	31,250		50,000	(4)	—		—	—	—		81,250

James N. Andersen	2018	453,231	(5)	1,349,804	(6)	—		—	—	6,683	(7)	1,809,718
Named Executive Officer of IWCO Direct

*	Henderson – On March 23, 2016, the Board appointed Mr. Henderson to serve as the Chief Executive Officer of ModusLink; and on June 17, 2016, the Board appointed Mr. Henderson to serve as the Company’s President and Chief Executive Officer. Mr. Henderson subsequently resigned from his position as Chief Executive Officer of ModusLink, effective October 31, 2018, and resigned from his positions as President and Chief Executive Officer of the Company, effective upon the filing of the Original Form 10-K on December 4, 2018. Mr. Lichtenstein, the Company’s Executive Chairman, assumed the additional role of Interim Chief Executive Officer of the Company effective upon Mr. Henderson’s resignation from the Company. Mr. Lichtenstein had previously served as the Company’s Interim CEO from March 28, 2016, to June 17, 2016. On June 17, 2016, the Board appointed Mr. Lichtenstein as Executive Chairman. Mr. Lichtenstein was not separately compensated for serving as Interim Chief Executive Officer or for serving as Executive Chairman. Mr. Lichtenstein’s compensation is set forth on the Director Compensation Table.

Belardi – On June 17, 2016, the Board appointed Louis J. Belardi to serve as the Company’s Executive Vice President, Chief Financial Officer and Secretary effective June 27, 2016.

Andersen – Upon the closing of the IWCO Acquisition on December 15, 2017, Mr. Andersen was the Chief Executive Officer of one of the Company’s principal operating subsidiaries. The amounts reflected in the Summary Compensation Table are for the Company’s full 2018 fiscal year.

_____________

(1)	Represents amounts earned under the Company’s Fiscal 2017 Management Incentive Plan. The Company did not establish a Management Incentive Plan in Fiscal 2016.

(2)	Represents the full fair value at grant date of a one-time grant of RSUs computed in accordance with FASB ASC Topic 718.

(3)	Amounts represent employer 401(k) plan matching cash contributions.
(4)	Represents a signing bonus paid to Mr. Belardi in connection with commencing employment with the Company.
(5)	Represents Mr. Andersen’s pro-rated salary for Fiscal 2018. Mr. Andersen joined the Company following the IWCO Acquisition and his annual base salary is $715,628.
(6)	Represents Mr. Andersen’s 2017 IWCO Award under the 2017 IWCO MIP, which was paid on February 23, 2018 and a cash bonus paid on December 31, 2017 to Mr. Andersen in connection to IWCO’s prior practice of granting discretionary bonus amounts to management due to their participation in certain liquidity events.
(7)	Represents employer 401(k) plan matching cash contributions ($4,350) and the amount attributable to the business and personal use of a company car ($2,333).

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)		(#)	($/Sh)	($)(1)
James R. Henderson	10/4/2017	—	—	—	—	—	—	609,137	(2)	—	—	1,169,543

Louis J. Belardi	10/4/2017	—	—	—	—	—	—	329,949	(3)	—	—	633,502

James N. Andersen	—	—	—	—	—	—	—	—		—	—	—

(1)	Represents the full fair value at grant date of RSUs computed in accordance with FASB ASC Topic 718.
(2)	Represents RSUs issued under the Company’s 2010 Plan. One hundred percent (100%) of the RSUs were scheduled to vest on the earlier of (a) the one (1) year anniversary of October 4, 2017, subject to Mr. Henderson's continuing employment or services through such date or (b) Mr. Henderson's death, disability or involuntary separation from service with the Company other than for cause. On October 4, 2018, the RSUs fully vested to Mr. Henderson. For more information on this grant, see the section above entitled, “Potential Payments Upon Termination or Change-in-Control.”
(3)	Represents RSUs issued under the Company’s 2010 Plan. One hundred percent (100%) of the RSUs were scheduled to vest on the earlier of (a) the one (1) year anniversary of October 4, 2017, subject to Mr. Belardi's continuing employment or services through such date or (b) Mr. Belardi's death, disability or involuntary separation from service with the Company other than for cause. On October 4, 2018, the RSUs fully vested to Mr. Belardi. For more information on this grant, see the section above entitled, “Potential Payments Upon Termination or Change-in-Control.”

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.

The compensation paid to the above named Named Executive Officers during the fiscal years ended July 31, 2016, 2017 and 2018 included salaries, bonuses and perquisites as more fully described in the notes to the Summary Compensation Table. As noted in the Summary Compensation Table, Mr. Henderson received contributions to his 401(k) plan under our matching contribution program in Fiscal 2017.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Henderson, our CEO. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

For Fiscal 2018, our last completed fiscal year:

• The median of the annual total compensation of all employees of our Company (excluding our CEO) who were employed by us on July 31, 2018 (the last day of our 2018 fiscal year) was $22,922.07.

• The annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere in this Amendment, was $1,775,542.35, which includes the full fair value at grant date (computed in accordance with FASB ASC Topic 718) of a one-time Henderson Grant of 609,137 RSUs to our CEO valued at $1,169,543.

• Based on this information, for Fiscal 2018 the ratio of the annual total compensation of Mr. Henderson, our CEO, to the median of the annual total compensation of all employees was 77 to 1.

To identify the median of the annual total compensation of all of our employees, globally, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

1.	We determined that, as of July 31, 2018, our global employee population consisted of approximately 1,561 individuals.
2.	We selected July 31, 2018, which is within the last three months of Fiscal 2018, as the date upon which we would identify the "median employee" because it enabled us to make such identification in a reasonably efficient and economical manner.
3.	To identify the "median employee" from our global employee population, we compared the amount of salary and wages of our employees as reflected in our payroll records.
4.	In order to determine the total compensation of our median employee, we combined all of the elements of employee compensation for Fiscal 2018 for all our employees in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $22,922.07. Included in the median employee's annual total compensation were: the match to the employee's 401(k) retirement plan (if any), the contributions towards pension for international plans (if any), spot bonuses and the different allowances as required by statutory regulations and/or local best practices (if any). Since we do not maintain a defined benefit or other actuarial plan for our employees, our median employee's annual total compensation did not include amounts attributable to these arrangements.
5.	With respect to the annual total compensation of our CEO, we used the amount reported in the "Total" column of our Fiscal 2018 Summary Compensation Table included in this Amendment. Included were: base wages, equity grants and the match to the 401(k) retirement plan.

Supplemental CEO Pay Ratio (Excluding the Henderson Grant)

Excluding the value of the one-time Henderson Grant, the ratio of our CEO’s total annual compensation to the median of the annual total compensation of all employees would be 26 to 1.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James R. Henderson	-	-	-	-	-	609,137(2)	1,169,543	-	-
Louis J. Belardi	-	-	-	-	-	329,949(3)	633,502	-	-
James N. Andersen	-	-	-	-	-	-	-	-	-

(1)	Represents the full fair value at grant date of RSUs computed in accordance with FASB ASC Topic 718.
(2)	Represents RSUs issued under the Company’s 2010 Plan. One hundred percent (100%) of the RSUs were scheduled to vest on the earlier of (a) the one (1) year anniversary of October 4, 2017, subject to Mr. Henderson's continuing employment or services through such date or (b) Mr. Henderson's death, disability or involuntary separation from service with the Company other than for cause. On October 4, 2018, the RSUs fully vested to Mr. Henderson. For more information on this grant, see the section above entitled, “Potential Payments Upon Termination or Change-in-Control.”
(3)	Represents RSUs issued under the Company’s 2010 Plan. One hundred percent (100%) of the RSUs were scheduled to vest on the earlier of (a) the one (1) year anniversary of October 4, 2017, subject to Mr. Belardi's continuing employment or services through such date or (b) Mr. Belardi's death, disability or involuntary separation from service with the Company other than for cause. On October 4, 2018, the RSUs fully vested to Mr. Belardi. For more information on this grant, see the section above entitled, “Potential Payments Upon Termination or Change-in-Control.”

Employment Arrangements of Named Executive Officers

We do not have agreements with any of the Named Executive Officers which guarantee employment for a set term and, accordingly, all of the Named Executive Officers are employees at will.

James R. Henderson

James R. Henderson was appointed the President and Chief Executive Officer of the Company on June 17, 2016, and appointed the Chief Executive Officer ModusLink, one of the Company’s principal operating subsidiary on March 23, 2016. In connection therewith, the Company and Mr. Henderson executed an employment offer letter dated April 13, 2016, which provides for the employment of Mr. Henderson at an annualized base salary of $600,000. Mr. Henderson is also eligible for an annual cash bonus, with a target equal to 100% of his base salary.

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

Potential Payments Upon Termination or Change-in-Control

James R. Henderson

On October 4, 2017, the Compensation Committee approved a one-time grant of 609,137 RSUs to Mr. Henderson (the “Henderson Grant”), which was made under the 2010 Plan and pursuant to a Restricted Stock Unit Agreement (the “RSU Agreement”). The RSUs granted pursuant to the Henderson Grant vest and become non-forfeitable on the earlier of: (i) the first anniversary of the grant date, subject to the recipient’s continued employment or services through the first anniversary date; (ii) the recipient’s “involuntary separation from service” (within the meaning of Treasury Regulation Section 1.409A-1(n)) with the Company other than for Cause (as defined in the 2010 Plan) and whether or not a Change in Control (as defined in the 2010 Plan) has occurred; (iii) the recipient’s “separation from service” (within the meaning of Treasury Regulation Section 1.409A-1(h)) for “Good Reason” (as defined in Section 2(c) of the RSU Agreement) with the Company and whether or not a Change in Control has occurred; (iv) the recipient’s separation from service due to a disability (within the meaning of Treasury Regulation Section 1.409A-3(i)(4); or (v) the recipient’s death.

  The Henderson Grant vested in its entirety, in accordance with its terms, on October 4, 2018, the first anniversary of the grant date. Following the time-based vesting of the Henderson Grant, Mr. Henderson was no longer party to any agreement that provides for payments or benefits in the event of termination of employment and as a result, he did not receive any termination-related payments as a result of his resignation form the Company effective December 4, 2018.

If the Henderson Grant were to have vested upon a qualifying termination of service on July 31, 2018, the last day of Fiscal 2018, the RSUs granted pursuant to the Henderson Grant would have a value of approximately $1,291,370 based on the closing price of $2.12 per share for the Company’s common stock on July 31, 2018.

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

The Belardi Grant vested in its entirety, in accordance with its terms, on October 4, 2018, the first anniversary of the grant date. Following the time-based vesting of the Belardi Grant, Mr. Belardi was no longer party to any agreement that provides for payments or benefits in the event of termination of employment.

If the Belardi Grant were to have vested upon a qualifying termination of service on July 31, 2018, the last day of Fiscal 2018, the RSUs granted pursuant to the Belardi Grant would have a value of approximately $699,492 based on the closing price of $2.12 per share for the Company’s common stock on July 31, 2018.

Director Compensation

The table below sets forth certain information concerning our Fiscal 2018 compensation of our Directors.

DIRECTOR COMPENSATION FOR FISCAL 2018

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Anthony Bergamo(3)	16,000	-	-	16,000
Jeffrey J. Fenton(4)	87,500	63,266	-	150,766
Glen M. Kassan(5)	55,000	63,266	-	118,266
Philip E. Lengyel(6)	81,500	63,266	-	144,766
Warren G. Lichtenstein(7)	119,000	63,266	5,566,200(11)	5,748,466
Jeffrey S. Wald(8)	92,500	63,266	-	155,766
William T. Fejes, Jr.(9)	34,745	63,266	927,700(11)	1,025,711
Jack L. Howard(10)	35,245	63,266	2,783,100(11)	2,881,611

(1)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during Fiscal 2018.
(2)	Each director received an award of 32,258 shares of restricted stock on April 12, 2018, pursuant to the ModusLink Global Solutions, Inc. Fourth Amended and Restated Director Compensation Plan, as amended. Restricted stock awards are subject to a restriction on transfer; the restricted stock vest on January 2, 2019, provided he remains a director of the Company on such vesting date.
(3)	Anthony Bergamo passed away on September 29, 2017. During Fiscal 2018, he was not granted restricted stock.
(4)	As of July 31, 2018, Mr. Fenton held 32,258 shares of restricted stock that vest on January 2, 2019, provided he remains a director of the Company on such vesting date and remain subject to a restriction on transfer until vesting. Mr. Fenton does not hold any vested or unvested options to purchase shares of our Common Stock.

(5)	As of July 31, 2018, Mr. Kassan held 32,258 shares of restricted stock that vest on January 2, 2019, provided he remains a director of the Company on such vesting date and remain subject to a restriction on transfer until vesting. Mr. Kassan does not hold any vested or unvested options to purchase shares of our Common Stock.
(6)	As of July 31, 2018, Mr. Lengyel held 32,258 shares of restricted stock that vest on January 2, 2019, provided he remains a director of the Company on such vesting date and remain subject to a restriction on transfer until vesting. Mr. Lengyel does not hold any vested or unvested options to purchase shares of our Common Stock.
(7)	As of July 31, 2018, Mr. Lichtenstein held 32,258 shares of restricted stock that vest on January 2, 2019, provided that he remains a director of the Company on such vesting date and remain subject to a restriction on transfer until vesting. Mr. Lichtenstein does not hold any vested or unvested options to purchase shares of our Common Stock. See footnote 11 for disclosure regarding the December 15 Awards.
(8)	As of July 31, 2018, Mr. Wald held 32,258 shares of restricted stock that vest on January 2, 2019, provided he remains a director of the Company on such vesting date and remain subject to a restriction on transfer until vesting. Mr. Wald does not hold any vested or unvested options to purchase shares of our Common Stock.
(9)	As of July 31, 2018, Mr. Fejes held 32,258 shares of restricted stock that vest on January 2, 2019, provided that he remains a director of the Company on such vesting date and remain subject to a restriction on transfer until vesting. Mr. Fejes does not hold any vested or unvested options to purchase shares of our Common Stock. See footnote 11 for disclosure regarding the December 15 Awards.
(10)	As of July 31, 2018, Mr. Howard held 32,258 shares of restricted stock that vest on January 2, 2019, provided that he remains a director of the Company on such vesting date and remain subject to a restriction on transfer until vesting. Mr. Howard does not hold any vested or unvested options to purchase shares of our Common Stock. See footnote 11 for disclosure regarding the December 15 Awards.
(11)	On December 15, 2017, the Board, upon the recommendation of the Compensation Committee and a Special Committee of the Board, approved the following restricted stock grants and market performance based restricted stock grants to Messrs. Howard, Fejes and Lichtenstein (the “December 15 Awards”), in each case effective upon the closing of the IWCO Acquisition and in consideration for current and future services to the Company:

Recipient	Total Award	Vested Portion of Award(a)	Unvested Portion of Award(a)(b)
Warren G. Lichtenstein	3,300,000 shares	3,000,000 shares	300,000 shares
Jack L. Howard	1,650,000 shares	1,500,000 shares	150,000 shares
William T. Fejes, Jr.	550,000 shares	500,000 shares	50,000 shares

(a)	As of July 31, 2018.

(b)	Shares of restricted stock will automatically vest, in their entirety, on the day the price of the Company’s common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date (December 15, 2017), subject to the Director’s continuous service with the Company from the grant date through the vesting date.

Director Compensation Plan

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

In addition, the Director Compensation Plan provides that each Director, other than an Affiliated Director, will receive a restricted stock award for shares of Common Stock with a fair market value equal to $100,000 on the first business day of the calendar year provided that such Director is serving as a Director on such date (an “Annual Award”). These Annual Awards vest on the first anniversary of the date of grant, provided that the Director remains a director of the Company on the vesting date. Notwithstanding the foregoing, if a Director ceases to be a director due to (i) removal without cause, (ii) resignation upon request of a majority of the Board, other than for reasons the Board determines to be cause, (iii) the failure to be re-elected to the Board either because the Company fails to nominate the Director for re-election or the Director fails to receive sufficient stockholder votes, then, on the day the Director ceases to be a Director, 25% of the Annual Award vests for each full calendar quarter that the Director has served as a Director from and after the award date. The Board temporarily lowered the fair market value of the Annual Awards to $80,000 and the fair market value of the Annual Awards continues to be $80,000. The granting of the 2018 Annual Awards was delayed until an amendment of the 2010 Plan was approved by the Company’s stockholder that made enough shares available under the 2010 Plan for such awards.

Two of the Company’s Directors have each entered into an Indemnification Agreement with the Company pursuant to which the Company shall indemnify the Director to the fullest extent authorized or permitted by applicable law in the event that the Director is involved in any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, whether brought by or in the right of the Company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the Director is or was a Director of the Company, or is or was serving at the request of the Company as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against all expenses, judgments, fines and penalties, provided that the Director shall not have been finally adjudged to have engaged in willful misconduct or to have acted in a manner which was knowingly fraudulent or deliberately dishonest, or had reasonable cause to believe that his or her conduct was unlawful.

Compensation Committee Interlocks and Insider Participation

The Directors who served as members of the Compensation Committee during Fiscal 2018 were Jeffrey J. Fenton and Philip E. Lengyel. Prior to his passing, Anthony Bergamo served as a member of the Compensation Committee and was independent as determined in accordance with the Compensation Committee charter and applicable NASDAQ rules. No member of the Compensation Committee was an officer or employee of the Company while serving on the Compensation Committee in Fiscal 2018. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Board or the Compensation Committee during Fiscal 2018.

ITEM 12.— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 4, 2018, with respect to the beneficial ownership of shares of Common Stock by: (i) 5% stockholders; (ii) the members of the Board of the Company, (iii) the Named Executive Officers (as defined under “Summary Compensation Table”); and (iv) all current executive officers and members of the Board of the Company, as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	Percent of Class(2)
5% Stockholders
Steel Partners Holdings L.P. (3)	41,365,072	52.63%

Directors
Jeffrey J. Fenton (4)	224,469	*
Glen M. Kassan (5)	178,713	*
Philip E. Lengyel (6)	71,276	*
Warren G. Lichtenstein (7)	3,241,995	5.35%
Jeffrey S. Wald (8)	196,958	*
Jack L. Howard (9)	1,542,258	2.54%
William T. Fejes, Jr. (10)	362,258	*

Named Executive Officers**
James R. Henderson (11)	408,143	*
Louis J. Belardi (12)	232,779	*
James N. Andersen	0	*

Other Executive Officers
John Whitenack	0	*

All current executive officers and directors, as a group (11 persons)	6,458,849	10.64%

________

*	Less than 1%
**	On March 23, 2016, the Board appointed Mr. Henderson to serve as the Chief Executive Officer of ModusLink; and on June 17, 2016, the Board appointed Mr. Henderson to serve as the Company’s President and Chief Executive Officer. Mr. Henderson subsequently resigned from his position as Chief Executive Officer of ModusLink, effective October 31, 2018, and resigned from his positions as President and Chief Executive Officer of the Company, effective upon the filing of the Original Form 10-K on December 4, 2018. Mr. Lichtenstein, the Company’s Executive Chairman, assumed the additional role of Interim Chief Executive Officer of the Company effective upon Mr. Henderson’s resignation from the Company. Mr. Lichtenstein had previously served as the Company’s Interim CEO from March 28, 2016, to June 17, 2016.
27

(1)	For purposes of this table, beneficial ownership is determined by rules promulgated by the Securities and Exchange Commission (the “SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after December 4, 2018, through the exercise of any stock option or other right (“Presently Exercisable Options”). The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The Company believes that each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of Common Stock listed as owned by such person or entity unless noted otherwise. Unless otherwise indicated, the address of each person listed in the table is c/o Steel Connect, Inc., 1601 Trapelo Road, Suite 170, Waltham, MA 02451.
(2)	Number of shares deemed outstanding includes 60,612,214 shares of Common Stock as of December 4, 2018, plus any shares subject to Presently Exercisable Options held by the person in question.
(3)	Based on information provided in the Schedule 13D filed by HNH, BNS Holdings, Inc. (“BNS”), Steel Partners, Ltd. (“SPL”), Steel Holdings, SPH Group LLC (“SPHG”), SPH Group Holdings LLC (“SPHG Holdings”), Partners LLC, and Warren G. Lichtenstein with the SEC on October 14, 2011 and all amendments thereto, including that certain Amendment No. 22 to Schedule 13D filed by HNH, WHX CS Corp. (“WHX CS”), SPL, Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP, Mr. Lichtenstein, Glen M. Kassan, Jack L. Howard and William T. Fejes, Jr. on December 19, 2017; a Form 4 filed by Steel Holdings, SPHG, SPHG Holdings and Steel Holdings GP on December 19, 2017; a Form 4 filed by Mr. Lichtenstein on April 16, 2018; a Form 4 filed by Mr. Kassan on April 16, 2018; a Form 4 filed by Mr. Howard on April 16, 2018; and a Form 4 filed by Mr. Fejes on April 16, 2018. The principal business address of HNH and WHX CS is 1133 Westchester Avenue, Suite N222, White Plains, NY 10604. The principal business address of SPL, Steel Holdings, SPHG, SPHG Holdings and Partners LLC is 590 Madison Avenue, 32nd Floor, New York, NY 10022.
•	SPL owns 60,000 shares of Common Stock. Mr. Lichtenstein is the Chief Executive Officer and stockholder of SPL. Accordingly, Mr. Lichtenstein may be deemed to have shared investment and voting power with respect to such shares of Common Stock held indirectly by him. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by SPL except to the extent of his pecuniary interest therein.
•	SPHG Holdings owns 2,245,990 shares of Common Stock and beneficially owns an additional 17,857,143 shares of Common Stock underlying currently convertible Series C Convertible Preferred Stock of the Issuer (the “Preferred Stock”) owned directly by SPHG Holding. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing manager of SPHG and the manager of SPHG Holdings. Accordingly, by virtue the relationships discussed above, each of Steel Holdings, SPHG, and Steel Holdings GP may be deemed to beneficially own the shares of Common Stock owned directly by SPHG Holdings. Each of SPHG, Steel Holdings, and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by SPHG Holdings except to the extent of his or its pecuniary interest therein.
28

•	HNH owns 2,496,545 shares of Common Stock. SPHG Holdings owns 100% of the outstanding shares of Common Stock of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing manager of SPHG and the manager of SPHG Holdings Accordingly, each of SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP may be deemed to beneficially own the shares of Common Stock owned directly by HNH. Each of SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by HNH.
•

WHX CS owns 5,940,170 shares of Common Stock. HNH owns 100% of the outstanding shares of Common Stock of WHX CS, and SPHG Holdings owns 100% of the outstanding shares of Common Stock of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing manager of SPHG and the manager of SPHG Holdings. Accordingly, by virtue of the relationships described above, each of HNH, SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP may be deemed to beneficially own the shares of Common Stock owned directly by WHX CS. Each of HNH, SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by WHX CS. Each of WHX CS, HNH, SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP is deemed to have shared power to vote and dispose of the shares owned directly by WHX CS. Each of HNH, SPHG Holdings, SPHG, Steel Holdings and Steel Holdings GP is deemed to have shared power to vote and dispose of the shares owned directly by HNH. Each of SPHG Holdings, Steel Holdings, SPHG and Steel Holdings GP is deemed to have shared power to vote and dispose of the shares owned directly by SPHG Holdings. Each of Steel Holdings and Steel Holdings GP is deemed to have shared power to vote and dispose of the shares owned directly by Steel Holdings. Each of SPL and Mr. Lichtenstein is deemed to have shared power to vote and dispose of the shares owned directly by SPL. Each of Messrs. Lichtenstein, Kassan, Howard and Fejes has the sole power to vote all shares he directly owns and has the sole power to dispose all shares (other than unvested restricted shares) he directly owns.

•	Steel Holdings directly owns 7,500,000 shares of Common Stock. Steel Holdings GP may be deemed to beneficially own the shares. Mr. Lichtenstein beneficially owns 3,181,995 shares of Common Stock, including 32,258 shares of restricted stock that will vest on January 2, 2019. Mr. Kassan beneficially owns 178,713 shares of Common Stock, including 32,258 shares of restricted stock that will vest on January 2, 2019. Mr. Howard beneficially owns 1,542,258 shares of Common Stock, including 32,258 shares of restricted stock that will vest on January 2, 2019. Mr. Fejes beneficially owns 362,258 shares of Common Stock, including 32,258 shares of restricted stock that will vest on January 2, 2019. As described above Mr. Lichtenstein may also be deemed to have shared investment and voting power with respect to 60,000 shares owned by SPL, and Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by SPL except to the extent of his pecuniary interest therein.
•	Each of Messrs. Lichtenstein, Fejes, and Howard also hold shares of restricted stock that will automatically vest, in their entirety, on the day the price of the Company’s common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date, subject to the Reporting Person's continuous service with the Issuer from the grant date through the vesting date. Mr. Lichtenstein holds 300,000 shares of such restricted stock, Mr. Fejes holds 50,000 shares of such restricted stock, and Mr. Howard holds 150,000 shares of such restricted stock. Such shares of restricted stock held by each of Messrs. Lichtenstein, Fejes, and Howard, are not included because the vesting of such shares is subject to a material condition beyond their control.
29

(4)	Consists of 224,469 shares of Common Stock owned directly by Mr. Fenton, including 32,258 shares of restricted stock that vest on January 2, 2019.
(5)	Consists of 178,713 shares of Common Stock owned directly by Mr. Kassan, including 32,258 shares of restricted stock that vest on January 2, 2019. Mr. Kassan is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Kassan disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.
(6)	Consists of 71,276 shares owned directly by Mr. Lengyel, including 32,258 shares of restricted stock that vest on January 2, 2019.
(7)	Consists of 3,181,995 shares of Common Stock owned directly by Mr. Lichtenstein (including 32,258 shares of restricted stock that vest on January 2, 2019) and 60,000 shares of Common Stock owned directly by SPL. Does not include the 300,000 shares of restricted stock that will automatically vest, in their entirety, on the day the price of the Company’s common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date, subject to Mr. Lichtenstein’s continuous service with the Company from the grant date through the vesting date, because such stock is subject to a material condition beyond Mr. Lichtenstein’s control. Mr. Lichtenstein is the Chief Executive Officer and sole director of SPL. Accordingly, by virtue of the Mr. Lichtenstein’s relationship with SPL, Mr. Lichtenstein may be deemed to beneficially own the shares of Common Stock of the Company owned directly by SPL. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by SPL except to the extent of his pecuniary interest therein. Mr. Lichtenstein is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.

(8)	Consists of 196,958 shares owned directly by Mr. Wald, including 32,258 shares of restricted stock that vest on January 2, 2019.
(9)	Consists of 1,542,258 shares of Common Stock owned directly by Mr. Howard (including 32,258 shares of restricted stock that vest on January 2, 2019). Does not include 150,000 shares of restricted stock that will vest in their entirety, on the day the price of the Company’s common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date, subject to Mr. Howard’s continuous service with the Company from the grant date through the vesting date, because such stock is subject to a material condition beyond Mr. Howard’s control. Mr. Howard is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Howard disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.

(10)	Consists of 362,258 shares of Common Stock owned directly by Mr. Fejes (including 32,258 shares of restricted stock that vest on January 2, 2019). Does not include 50,000 shares of restricted stock that will automatically vest, in their entirety, on the day the price of the Company’s common stock shall have closed at $2.50 per share for any five consecutive business days after the grant date, subject to Mr. Fejes’ continuous service with the Company from the grant date through the vesting date, because such stock is subject to a material condition beyond Mr. Fejes’ control. Mr. Fejes is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Fejes disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.
30

(11)	Consists of 408,143 shares of Common Stock owned directly by Mr. Henderson.
(12)	Consists of 232,779 shares of Common Stock owned directly by Mr. Belardi.

Equity Compensation Plan Information as of July 31, 2018

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2018:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,103,144	$1.71	4,929,789 (1)
Equity compensation plans not approved by security holders(2)	—	$—	—

Total	2,103,144	$1.71	4,929,789

(1)	Includes:
•	125,954 shares available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

•	4,803,835 shares available for issuance under the Company’s 2010 Incentive Award Plan, as amended April 12, 2018.

(2)	In March 2002, the Board of Directors adopted the 2002 Non-officer Employee Stock Incentive Plan (the “2002 Plan”), which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company’s or its subsidiaries’ employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

Controlled Company

As a result of the Preferred Stock Transaction and Warrant Repurchase described below under the section entitled “Preferred Stock Transaction and Warrant Repurchase,” SPHG Holdings and its affiliates beneficially own approximately 52.63% of our outstanding shares of Common Stock, which includes shares of Common Stock underlying currently convertible Series C Convertible Preferred Stock of the Issuer (the Preferred Stock). As a result, we are a “controlled company” within the meaning of Rule 5615(c) of the Nasdaq Stock Market Listing Rules. Under the Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including: (i) the requirement that a majority of the Board consist of independent directors; (ii) the requirement that we have director nominees selected or recommended for the Board’s selection, either by a majority vote of only the independent directors or by a nomination committee comprised solely of independent directors, with a written charter or Board resolution addressing the nominations process; and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently rely on some of these exemptions. Although our Governance Committee and our Compensation Committee consist entirely of independent directors, we do not currently have a majority of independent directors on the Board.

ITEM 13.— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Management by Affiliates of Steel Holdings

As of December 4, 2018, Steel Holdings and its affiliates beneficially owned 60,612,214 shares of the Company’s Common Stock, representing approximately 52.63% of our outstanding shares of Common Stock. Steel Holdings GP is the general partner of Steel Holdings. Warren G. Lichtenstein, the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP. Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below. William T. Fejes, an employee of a subsidiary of Steel Holdings, was appointed to the Board upon the closing of the Preferred Stock Transaction described below. Full biographical information for Messrs. Lichtenstein, Kassan, Howard and Fejes can be found above in Proposal 1 under the section entitled “Information Concerning the Directors and the Board’s Nominees.” Prior to his passing, Mr. Bergamo was a director of Steel Holdings and of the Company and also served as Chairman of the Company’s Audit Committee.

As of July 31, 2018, SPHG Holdings held $14.9 million principal amount of the Company’s 5.25% Convertible Senior Notes. SPHG Holdings had previously advised the Company that it will not require a cash payment on the Notes when they mature on March 1, 2019 (the “Maturity Date”) and for a period of twelve months from the date of the Original Form 10-K filing. On December 12, 2018, SPHG Holdings further advised the Company that in addition to not requiring a cash payment on the Notes on the Maturity Date, that SPHG Holdings agrees to either (a) the extension of the Maturity Date to a date later than January 15, 2020, or (b) the issuance of a replacement convertible security with a maturity date later than January 15, 2020.

Preferred Stock Transaction and Warrant Repurchase

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company’s newly created Series C Convertible Preferred Stock, par value $0.01 per share (the Preferred Stock), to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the “Preferred Stock Transaction”).  The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the “Series C Certificate of Designations”), which has been filed with the Secretary of State of the State of Delaware.

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the our Common Stock, at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable in cash or Common Stock. If at any time the closing bid price of the Company’s Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock. The Preferred Stock is currently convertible into 17,857,143 shares of Common Stock.

The Preferred Stock Transaction was approved and recommended to the Board by a special committee of the Board (the “Special Committee”) consisting of Messrs. Wald, Fenton and Lengyel. Each member of the Special Committee was independent and not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.

On December 15, 2017, contemporaneously with the closing of the Preferred Stock Transaction, the Company entered into a Warrant Repurchase Agreement (the “Warrant Repurchase”) with Steel Holdings, an affiliate of SPHG Holdings, pursuant to which the Company repurchased for $100 the warrant to acquire 2,000,000 shares of the Common Stock (the “Warrant”) that the Company had previously issued to Steel Holdings. The Warrant, which was to expire in 2018, was terminated by the Company upon repurchase.

As of December 14, 2017 (prior to the closing of the Preferred Stock Transaction), SPHG Holdings and its affiliates beneficially owned approximately 35.62% of our outstanding shares of Common Stock. Upon closing of the Preferred Stock Transaction and the Warrant Repurchase and following the previously reported equity grants to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017, SPHG Holdings and its affiliates beneficially own approximately 52% of our outstanding shares of Common Stock, and the Company may be deemed to be a controlled company under Nasdaq rules.

Management Services Agreement

On December 24, 2014, we entered into a Management Services Agreement with SP Corporate Services LLC (“SP Corporate”), an indirect wholly owned subsidiary of Steel Holdings, effective as of January 1, 2015 (as amended, the “Management Services Agreement”).

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

Warren Lichtenstein, our Executive Chairman of the Board, is affiliated with Steel Holdings, and was the Chief Executive Officer of SP Corporate and is now the Interim Chief Executive Officer and Chief Executive Officer of Steel Services. In addition, Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings. Under the Management Services Agreement, Steel Services furnishes us with personnel to perform additional services, which include, without limitation:

•	Services related to corporate treasury functions and financing matters;
•	Support of M&A functions; and
•	Legal services, including but not limited to advising the Company on risk management, governance and compliance generally, assisting with public company reporting requirements, advising on investigations and litigation, and advising on major business transactions.

The Management Services Agreement was approved by the Related Party Transactions Committee, a special committee of the Board comprised entirely of independent directors having no affiliation with SP Corporate or its affiliates. Performance of services under the Management Services Agreement by Steel Services and its personnel are now subject to the oversight of the Audit Committee, and the authority of Steel Services and its personnel to incur any obligation or enter into any transaction is subject to the prior approval of the Audit Committee or a prior written delegation of authority of the Audit Committee delivered to Steel Services. In connection with entry into the Management Services Agreement, eight employees of the Company were transferred to SP Corporate, at which time SP Corporate assumed the majority of costs associated with compensating those employees and providing applicable benefits. The services that such persons provide to the Company are provided on a non-exclusive basis. However, pursuant to the terms of the Management Services Agreement, all such persons are required to devote such time and effort as is reasonably necessary to fulfill the statutory and fiduciary duties applicable to them in performing such services.

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

On December 15, 2017, the Board, upon the recommendation of the Special Committee and the Compensation Committee, approved restricted stock grants and market performance based restricted stock grants to non-employee directors Messrs. Howard, Fejes and Lichtenstein, the Executive Chairman of the Board, as more fully described in the section entitled “New Plan Benefits.” Messrs. Howard and Lichtenstein are affiliated with Steel Holdings GP, which is a wholly-owned subsidiary of Steel Holdings. Mr. Fejes is currently affiliated with Steel Services, an indirect wholly owned subsidiary of Steel Holdings. These awards were measured based on the fair market value on the Grant Date.

Air Travel

During Fiscal 2018, the Company reimbursed SP General Services, LLC (“SPGS”), a wholly owned subsidiary of SPL, for air travel in the amount of $547,524.78, which was primarily related to the IWCO acquisition and its integration.

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

Independence of Members of the Board

The Board has determined that each of Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald, satisfy the criteria for being an “independent director” under the standards of Nasdaq and has no material relationship with the Company other than by virtue of his service on the Board. A full list of directors is set forth above under “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Information Concerning the Directors.”

The Audit Committee currently consists of Jeffrey J. Fenton, Philip E. Lengyel, and Jeffrey S. Wald, as chairman, each of whom is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. The Compensation Committee currently consists of Jeffrey J. Fenton, as chairman, and Philip E. Lengyel, each of whom is an independent director as determined in accordance with the Compensation Committee charter and applicable Nasdaq rules. The Governance Committee currently consists of Philip E. Lengyel and Jeffrey S. Wald, each of whom is independent as defined in applicable Nasdaq listing standards.

Prior to his passing, Mr. Bergamo served as Chairman of the Audit Committee and member of the Compensation Committee and Governance Committee. Mr. Bergamo was independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

ITEM 14.— PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services and other services rendered by the Company’s independent registered public accountants for the fiscal years ended July 31, 2018 and 2017:

Fee Category	Fiscal 2018 Fees	Fiscal 2017 Fees
Audit Fees(1)	$3,389,040	$2,323,152
Audit-Related Fees(2)	264,392	11,500
Tax Fees(3)	61,142	0
All Other Fees	0	0
Total Fees	$3,714,574	$2,334,652

(1)	Audit Fees. Audit fees for Fiscal 2018 and Fiscal 2017 consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-Related Fees. Audit-related fees for Fiscal 2018 and Fiscal 2017 consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” Those audit-related services for Fiscal 2018 includes an audit of an employee benefit plan and due diligence services related to the IWCO Acquisition and for Fiscal 2017 includes an audit of an employee benefit plan.
(3)	Tax Fees. Tax fees for Fiscal 2018 consist of professional services for state and local tax compliance services.

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit services to be provided by the Company’s independent registered public accounting firm or other firms, and all non-audit services to be provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During Fiscal 2018 and Fiscal 2017, all services rendered by BDO USA, LLP to the Company were pre-approved by the Audit Committee.

PART IV

ITEM 15.— EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(a) 2. Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(a) 3. Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished, or incorporated by reference in this report.

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated December 15, 2017, by and among ModusLink Global Solutions, Inc., MLGS Merger Company, Inc., IWCO Direct Holdings Inc., CSC Shareholder Services, LLC (solely in its capacity as representative), and the stockholders of IWCO Direct Holdings Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008.

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.

3.3	Certificate of Designations of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on March 22, 2012 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012.

3.4	Fourth Amended and Restated Bylaws of ModusLink Global Solutions, Inc., as currently in effect, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014.

3.5	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013.

3.6	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

3.7	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Reverse Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

3.8	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Forward Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

3.9	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ModusLink Global Solutions, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2017, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

3.10	Certificate of Designation of Rights, Preferences and Privileges of Series D Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on January 19, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

3.11	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on February 20, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-Kfiled on February 26, 2018 .

3.12	Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2018.

4.1	Specimen stock certificate representing the Registrant’s Common Stock, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

4.2	Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.

4.3	Amendment No. 1, dated as of March 21, 2012 to Tax Benefit Preservation Plan, dated as of October 17, 2011, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012.

4.4	Amendment No. 2 to Tax Benefit Preservation Plan, dated as of October 14, 2014, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 14, 2014.

4.5	Amendment No. 3, dated December 31, 2014, to Tax Benefit Preservation Plan between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

4.6	Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, which includes the Form of Certificate of Designations of Series B Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012.

4.7	Amendment No. 1, dated as of February 11, 2013 to Rights Agreement, dated as of March 21, 2012, between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

4.8	Tax Benefits Preservation Plan, dated as of January 19, 2018, by and between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

10.1*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001.

10.2*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.

10.3*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

10.4*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009.

10.5*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002.

10.6*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002.

10.7*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007.

10.8*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

10.9*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005.

10.10*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

10.11*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.12*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011.

10.13*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.14*	ModusLink Global Solutions, Inc. 2010 Incentive Award Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 26, 2010.

10.15*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.16*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.17*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.18*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.19*	ModusLink Global Solutions, Inc. Fourth Amended and Restated Director Compensation Plan, dated as of December 20, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016.
10.20*	Offer Letter, dated August 1, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.21*	Executive Severance Agreement, dated August 29, 2011, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.22*	First Amendment to Executive Severance Agreement, dated July 30, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.60 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.23*	Retention Bonus Letter Agreement, dated July 19, 2012, by and between the Registrant and Scott R. Crawley is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

10.24*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

10.25*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009.

10.26	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.27	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended July 31, 2011.

10.28	Second Amendment to Amended and Restated Credit Agreement, dated as of January 31, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC USA, National Association is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012.

10.29	Third Amendment to Amended and Restated Credit Agreement and Forbearance Agreement, dated as of August 16, 2012, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Bank USA, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2012.

10.30	Amended and Restated Security Agreement, dated as of February 1, 2010, by and among the Registrant and certain of its subsidiaries and Bank of America, N.A. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.31	Amended and Restated Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Bank of America, N.A. is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.32	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to Silicon Valley Bank is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.33	Revolving Credit Note, dated as of February 1, 2010, issued by the Registrant and certain of its subsidiaries to HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.34*	Offer Letter, dated as of January 13, 2013, from ModusLink Global Solutions, Inc. to John J. Boucher is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013.
10.35*	Executive Severance Agreement, dated as of January 28, 2013, by and between ModusLink Global Solutions, Inc. and John J. Boucher is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2013.

10.36	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.37	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.38	Amendment No. 1 to Settlement Agreement, dated January 5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

10.39*	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

10.40*	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

10.41*	Offer Letter from ModusLink Global Solutions, Inc. to Alan Cormier entered into December 20, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 26, 2013.

10.42*	Executive Severance Agreement by and between ModusLink Global Solutions, Inc. and Alan Cormier, dated as of December 23, 2013 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.43	Credit Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012.

10.44	Guaranty and Security Agreement, dated as of October 31, 2012, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 1, 2012.

10.45	First Amendment to Credit Agreement, dated as of December 18, 2013, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2014.

10.46	Indenture, dated as of March 18, 2014, by and between the Registrant and Wells Fargo Bank, National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014.

10.47	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014.

10.48	Second Amendment to Credit Agreement, dated as of March 13, 2014, between the Registrant, ModusLink Corporation, and ModusLink PTS, Inc., the financial institutions identified on the signature pages thereto as lenders, and Wells Fargo Bank, National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014.

10.49	Third Amendment to Credit Agreement, dated as of March 25, 2014, by and among the Registrant, certain of its subsidiaries and Wells Fargo Bank, National Association is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014.

10.50	Credit Agreement by and among ModusLink Corporation and ModusLink PTS, Inc., certain subsidiaries thereof, and PNC Bank, National Association, dated as of June 30, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014.

10.51*	Management Services Agreement, dated as of January 1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2014.
10.52*	Amendment to Management Services Agreement, dated as of June 29, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2015.

10.53*	Second Amendment to Management Services Agreement, dated as of March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 11, 2016.

10.54*	ModusLink Global Solutions, Inc. FY 2015 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.

10.55*	ModusLink Global Solutions, Inc. FY 2015 Performance Based Restricted Stock Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.

10.56*	Transfer Agreement, dated March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016.

10.57*	Offer Letter, dated April 13, 2016, by and among ModusLink Global Solutions, Inc., ModusLink Corporation and James R. Henderson, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 18, 2016.

10.58	Letter Agreement, dated July 21, 2016, by and among ModusLink Global Solutions, Inc., Highbridge International LLC and Highbridge Tactical Credit & Convertibles Master Fund, L.P., is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 27, 2016.

10.59*	Offer Letter, dated June 17, 2016, by and among the Company and Louis J. Belardi is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 20, 2016.

10.60	Third Amendment to Management Services Agreement, effective as of September 1, 2017, by and between Steel Services Ltd. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2017.

10.61	ModusLink Global Solutions, Inc. FY 2018 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on October 16, 2018.

10.62*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2017.

10.63	Sale and Purchase Agreement, dated October 5, 2017, between ModusLink Pte. Ltd. and Far East Group Limited, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on March 15, 2018.

10.64	Financing Agreement dated as of December 15, 2017, by and among IWCO Direct Holdings Inc., MLGS Merger Company, Inc., Instant Web, LLC, certain subsidiaries of IWCO Direct Holdings Inc. identified on the signature pages thereto, the lenders from time to time party hereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

10.65	Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

10.66	Waiver and Amendment No. 1 to Financing Agreement, dated as of May 9, 2018, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.67*	Steel Connect, Inc. 2010 Incentive Award Plan, as amended, April 12, 2018, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 18, 2018.

10.68*	Form of Award Agreement Granted Under 2010 Incentive Award Plan between the Company and each of Messrs. Lichtenstein, Howard and Fejes during the second quarter of the 2018 fiscal year (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

10.69*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan entered into in connection with annual awards of restricted stock to directors pursuant to the Fourth Amended and Restated Director Compensation Plan (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

21	Subsidiaries of the Registrant (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

23.1	Consent of BDO USA, LLP (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

24.1	Power of Attorney (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

31.3**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Condensed Consolidated Balance Sheets as of July 31, 2018, (ii) Audited Condensed Consolidated Statements of Operations for the Twelve Months ended July 31, 2018, (iii) Audited Condensed Consolidated Statements of Cash Flows for the Twelve Months ended July 31, 2018 and (iv) Notes to Audited Condensed Consolidated Financial Statements (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2018).

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 17, 2018

STEEL CONNECT, INC.

By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Warren G. Lichtenstein
Warren G. Lichtenstein	Interim Chief Executive Officer (Principal Executive Officer), Executive Chairman of the Board and Director	December 17, 2018

/s/ Louis J. Belardi
Louis J. Belardi	Chief Financial Officer (Principal Financial and Accounting Officer)	December 17, 2018

/s/ *
Jeffrey J. Fenton	Director	December 17, 2018

/s/ Glen M. Kassan
Glen M. Kassan	Director	December 17, 2018

/s/ *
Philip E. Lengyel	Director	December 17, 2018

/s/ *
Jeffrey S. Wald	Director	December 17, 2018

/s/ *
Jack L. Howard	Director	December 17, 2018

/s/ *
William T. Fejes, Jr.	Director	December 17, 2018

*By /s/ Glen M. Kassan

Glen M. Kassan, Attorney-in-fact

