Form 10-Q
period 2018-10-31
Steel Connect, Inc.
filed 2018-12-21
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 1, 2018, there were 61,386,888 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	October 31, 2018	July 31, 2018
ASSETS
Cash and cash equivalents	$83,366	$92,138
Trading securities	—	—
Accounts receivable, trade, net of allowance for doubtful accounts of $481 and $480 at October 31, 2018 and July 31, 2018, respectively	115,747	99,254
Inventories, net	29,969	47,786
Restricted cash	12,785	11,688
Prepaid expenses and other current assets	34,187	13,415

Total current assets	276,054	264,281
Property and equipment, net	104,658	106,632
Goodwill	254,352	254,352
Other intangible assets, net	184,865	192,964
Other assets	7,798	8,821

Total assets	$827,727	$827,050

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Accounts payable	$90,773	$78,212
Accrued expenses	84,929	88,330
Restricted cash	12,785	11,688
Current portion of long-term debt	5,727	5,727
Other current liabilities	38,408	42,125
Convertible Notes payable	47,575	50,274

Total current liabilities	280,197	276,356

Convertible Notes payable	14,510	14,256
Long-term debt, excluding current portion	381,679	383,111
Other long-term liabilities	10,712	10,507

Total long-term liabilities	406,901	407,874

Total liabilities	687,098	684,230

Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at October 31, 2018 and July 31, 2018	35,198	35,192
Stockholders’ equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized, issued and outstanding at October 31, 2018 and July 31, 2018	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 61,386,888 issued and outstanding shares at October 31, 2018; 60,742,859 issued and outstanding shares at July 31, 2018	614	608
Additional paid-in capital	7,468,647	7,467,855
Accumulated deficit	(7,365,332)	(7,363,569)
Accumulated other comprehensive income	1,502	2,734

Total stockholders’ equity	105,431	107,628

Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$827,727	$827,050

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	October 31,
	2018	2017
Net revenue	$215,133	$102,522
Cost of revenue	176,933	93,448

Gross profit	38,200	9,074

Operating expenses
Selling, general and administrative	26,565	12,904
Amortization of intangible assets	8,099	—

Total operating expenses	34,664	12,904

Operating income (loss)	3,536	(3,830)

Other income (expense):
Interest income	323	164
Interest expense	(11,057)	(2,107)
Other gains, net	944	1,422

Total other expense	(9,790)	(521)

Loss before income taxes	(6,254)	(4,351)
Income tax expense	1,131	1,087
Gains on investments in affiliates, net of tax	(20)	(201)

Net loss	(7,365)	(5,237)

Less: Preferred dividends on redeemable preferred stock	(536)	—

Net loss attributable to common stockholders	$(7,901)	$(5,237)

Basic and diluted net loss per share attributable to common stockholders:	$(0.13)	$(0.09)
Weighted average common shares used in basic and diluted loss per share:	60,712	55,260

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	October 31,
	2018	2017
Net loss	$(7,365)	$(5,237)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,622)	272
Net unrealized holding gain on securities, net of tax	(15)	(13)
Pension liability adjustments, net of tax	405	26

Other comprehensive income (loss)	(1,232)	285

Comprehensive loss	$(8,597)	$(4,952)

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2018	60,742,859	$608	$7,467,855	$(7,363,569)	$2,734	$107,628
Net loss	—	—	—	(7,365)	—	(7,365)
Effect of adoption of accounting standards	—	—	—	6,138	—	6,138
Preferred dividends	—	—	—	(536)	—	(536)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	3,107	—	6	—	—	6
Restricted stock grants	640,922	6	(6)	—	—	—
Share-based compensation	—	—	792	—	—	792
Other comprehensive items	—	—	—	—	(1,232)	(1,232)

Balance at October 31, 2018	61,386,888	$614	$7,468,647	$(7,365,332)	$1,502	$105,431

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2017	55,555,973	$556	$7,457,051	$(7,398,949)	$4,313	$62,971
Net loss	—	—	—	(5,237)	—	(5,237)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	1,353	—	3	—	—	3
Share-based compensation	—	—	292	—	—	292
Other comprehensive items	—	—	—	—	285	285

Balance at October 31, 2017	55,557,326	$556	$7,457,346	$(7,404,186)	$4,598	$58,314

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,365)	$(5,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,533	1,892
Amortization of intangible assets	8,099	—
Amortization of deferred financing costs	247	177
Accretion of debt discount	1,051	1,041
Share-based compensation	792	292
Other (gains) losses, net	(944)	(1,422)
Gains on investments in affiliates and impairments	(20)	(201)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	(17,558)	(3,808)
Inventories, net	(3,815)	2,926
Prepaid expenses and other current assets	2,781	(1,511)
Accounts payable, accrued restructuring and accrued expenses	11,301	(1,879)
Refundable and accrued income taxes, net	(442)	1,409
Other assets and liabilities	2,873	(1,353)

Net cash provided by (used in) operating activities	2,533	(7,674)

Cash flows from investing activities:
Additions to property and equipment	(4,006)	(2,464)
Proceeds from the disposition of property and equipment	14	4,247
Proceeds from the sale of Trading Securities	—	13,775
Proceeds from investments in affiliates	20	201

Net cash (used in) provided by investing activities	(3,972)	15,759

Cash flows from financing activities:
Payment of long-term debt	(1,500)	—
Payment of preferred dividends	(536)	—
Purchase of the Company's Convertible Notes	(3,700)	—
Repayments on capital lease obligations	(148)	(79)
Proceeds from issuance of common stock	6	3

Net cash used in financing activities	(5,878)	(76)

Net effect of exchange rate changes on cash, cash equivalents, and restricted cash	(358)	(32)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,675)	7,977
Cash, cash equivalents, and restricted cash, beginning of period	103,826	124,124

Cash, cash equivalents, and restricted cash, end of period	$96,151	$132,101

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

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions, and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include cash and cash equivalents, a credit agreement with PNC Bank (the “Credit Agreement”) the securitization of trade receivables and the revolving credit facility and cash, if any, provided by operating activities.

At October 31, 2018 and July 31, 2018, the Company had cash and cash equivalents of $83.4 million and $92.1 million, respectively. As of October 31, 2018, the Company had a deficiency in working capital which was primarily driven by the partial reclassification of the Company’s convertible notes from long-term to current and the additional liabilities assumed as a result of the IWCO acquisition. At October 31, 2018, the Company had a readily available borrowing capacity under its revolving credit and security agreement with PNC Bank and National Association of $9.0 million. At October 31, 2018, IWCO had a readily available borrowing capacity under its revolving credit facility by and among MLGS Merger Company, Inc. (“MLGS”), Instant Web, LLC and Cerberus Business Finance, LLC of $25.0 million. Per that certain financing agreement by and among MLGS, Instant Web, LLC, IWCO and Cerberus Business Finance, LLC (the “Financing Agreement”) and the credit facilities provided thereunder, IWCO is permitted to make distributions to Steel Connect, an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by Steel Connect. Steel Connect is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” As of October 31, 2018, SPHG Group Holdings LLC (“SPHG Holdings”) held $14.9 million principal amount of the Company’s 5.25% Convertible Senior Notes (the “Notes”). SPHG Holdings has confirmed to the Company that it will not require a cash payment on Notes when they mature and for a period of greater than twelve months from the date of this filing. The Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement and the Financing Agreement to which certain of its subsidiaries are a party, to repay or restructure its the Notes, and that it will be able to obtain cash through its current credit facilities and through securitization of certain trade receivables. The Company’s historical operating results and working capital deficit indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company believes that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by the Company’s historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt refinancing or factoring of receivables, or whether such actions would generate the expected liquidity as currently planned. Our conclusion on going concern is predicated upon the factoring of certain accounts receivable balances, which has not yet occurred.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2018, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 4, 2018. The results for the three months ended October 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended October 31, 2018, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606 or the new standard), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On August 1, 2018, the Company adopted this guidance and all the related amendments using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the Company’s assessment of the cumulative effect adjustment upon adoption. The Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances. We adopted this accounting standard update beginning in the first quarter of fiscal year 2019 using a retrospective transition method to each period presented. The restricted cash balance on our consolidated balance sheets represents funds held on the behalf of the Company’s clients. The application of this accounting standard update did not have a material impact on our Consolidated Statements of Cash Flows. Prior period information has been retrospectively adjusted due to the adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash in the beginning of the first quarter of fiscal year 2018.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715), which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). This ASU became effective beginning in the first quarter of fiscal year 2019. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

(4) REVENUE RECOGNITION

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On August 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

The Company recognizes revenue from its contracts with customers primarily from the sale of supply chain management services and marketing solutions offerings. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For ModusLink’s supply chain management services arrangements and IWCO’s marketing solutions offerings, the services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

ModusLink’s revenue primarily comes from the sale of supply chain management services to its clients. Under the new standard, the majority of these arrangements consist of two distinct performance obligations (i.e. a warehousing and inventory management service and a separate kitting, packaging and assembly service), each of which is recognized over time as services are performed using an input method based on the level of efforts expended. A significant portion of ModusLink’s revenue from these arrangements continues to be recognized over time as the services are performed based on an input method of efforts expended which corresponds with the transfer of value to the customer. For the limited population of contracts where the Company previously recognized revenues upon completion of all services and historically recognized revenue at a point in time (generally upon product shipment), the new standard accelerates the recognition of revenue as the Company’s performance enhances assets that the customer controls and therefore revenue is recognized over time based on an input method of efforts expended which corresponds with the transfer of value to the customer.

Revenue from the sale of perpetual licenses sold in ModusLink’s e-Business operations is now recognized at a point in time upon execution of the relevant license agreement and when delivery has taken place.

Revenue recognized related to the majority of IWCO’s marketing solutions offerings, which typically consist of a single integrated performance obligation, is now recognized over time as the Company performs because the products have no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date.

Revenue Recognition

In accordance with Topic 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

1.

Identify the contract(s) with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company’s arrangements with customers are typically documented within a master services agreement (MSA) together with a statement of work (SOW) or business requirements document (BRD). Depending on the nature of the goods and/or services being provided, a contract will be created at the time that the Company and the customer have entered into an MSA and SOW or BRD, and the Company has received some form of authorization or acknowledgment from the customer as to the request for the specified services. For certain goods and/or services, a contract does not exist until the Company receives a firm order to commence the specified activities. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2.

Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

The Company’s contracts typically do not include options that would result in a material right. If options to purchase additional goods or services are included in customer contracts, the Company evaluates the option in order to determine if the Company’s arrangement include promises that may represent a material right and needs to be accounted for as a performance obligation in the contract with the customer. The Company did not note any significant provisions within its typical contracts that would create a material right.

3.

Determine the transaction price - The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of October 31, 2018 contained a significant financing component. Determining the transaction price requires significant judgment.

4.

Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price (SSP) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5.

Recognize revenue when (or as) the Company satisfies a performance obligation - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel (in thousands). The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended October 31, 2018
	Americas	Asia	Europe	Direct Marketing	e-Business	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$17,440	$44,256	$19,521	$—	$5,409	$86,626
Perpetual software licenses	—	—	—	—	—	—
Marketing solutions offerings	—	—	—	128,094	—	128,094
Other	—	—	—	—	413	413

	17,440	44,256	19,521	128,094	5,822	215,133
Timing of Revenue Recognition
Goods transferred over time	—	—	—	128,094	—	128,094
Services transferred over time	17,440	44,256	19,521	—	5,822	87,039

	17,440	44,256	19,521	128,094	5,822	215,133
Total Revenue
Revenue from contracts with customers	17,440	44,256	19,521	128,094	5,822	215,133

	$17,440	$44,256	$19,521	$128,094	$5,822	$215,133

Over the three months ended October 31, 2018, the Company had no revenue recognized at a point in time. Prior period amounts have not been adjusted under the modified retrospective method.

Supply chain management services.

ModusLink’s revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer’s behalf as part of its service to them. The majority of these arrangements consist of two distinct performance obligations (i.e. warehousing/inventory management service and a separate kitting/packaging/assembly service), revenue related to each of which is recognized over time as services are performed using an input method based on the level of efforts expended.

Perpetual software licenses.

Revenue from the sale of perpetual software licenses in the Company’s e-Business operations is recognized at a point in time upon execution of the relevant license agreement and when delivery has taken place.

Marketing solutions offerings.

IWCO’s revenue is generated through the provision of data-driven marketing solutions, primarily through providing direct mail products to customers. Revenue related to the majority of IWCO’s marketing solutions contracts, which typically consist of a single integrated performance obligation, is recognized over time as the Company performs because the products have no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date.

Other.

Other revenue consists of cloud-based software subscriptions, software maintenance and support service contracts, and fees for professional services. Revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement or over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract.

Significant Judgments

The Company’s contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For arrangements with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region in determining the range of standalone selling prices.

The Company may provide credits or incentives to customers, which are accounted for as variable consideration when estimating the transaction price of the contract and amounts of revenue to recognize. The amount of variable consideration to include in the transaction price is estimated at contract inception using either the estimated value method or the most likely amount method based on the nature of the variable consideration. These estimates are updated at the end of each reporting period as additional information becomes available and revenue is recognized only to the extent that it is probable that a significant reversal of any amounts of variable consideration included in the transaction price will not occur.

Practical Expedients and Exemptions

The Company has elected to make the following accounting policy elections through the adoption of the following practical expedients:

Right to Invoice

Where applicable, the Company will recognize revenue from a contract with a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date and the amount to which the entity has a right to invoice.

Sales and Other Similar Taxes

The Company will exclude sales taxes and similar taxes from the measurement of transaction price and will ensure that it complies with the disclosure requirements of ASC 235-10-50-1 through 50-6.

Significant Financing Component

The Company will not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Cost to Obtain a Contract

The Company will recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less and there are no renewal periods on which the Company does not pay commissions that are not commensurate with those originally paid.

Promised Goods or Services that are Immaterial in the Context of a Contract

The Company has elected to assess promised goods or services as performance obligations that are deemed to be immaterial in the context of a contract. As such, the Company will not aggregate and assess immaterial items at the entity level. That is, when determining whether a good or service is immaterial in the context of a contract, the assessment will be made based on the application of ASC 606 at the contract level.

Contract Balances

Timing of revenue recognition may differ from timing of invoicing to customers. The Company records contract assets and liabilities related to its contracts with customers as follows:

•	Accounts receivable when revenue is recognized prior to receipt of cash payments and if the right to such amounts is unconditional and solely based on the passage of time

•

Contract asset when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligations. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company notes that its contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets

•

Deferred revenue when cash payments are received or due in advance of performance. Deferred revenue is primarily comprised of fees related to supply chain management services, cloud-based software subscriptions and software maintenance and support service contracts, which are generally billed in advance. Deferred revenue also includes other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. The deferred revenue balance is classified as a component of other current liabilities and other long-term liabilities on the balance sheet.

The opening balance of contract assets was $24.0 million as of August 1, 2018. During the three months ended October 31, 2018, substantially all of this entire balance was classified as accounts receivable, trade, upon billing to the customer where such amounts became unconditional. As of October 31, 2018, the contract asset balance was $22.7 million.

The opening balance of current deferred revenue and long-term deferred revenue was $3.7 million and $184 thousand, respectively, as of August 1, 2018. As of October 31, 2018, current deferred revenue and long-term deferred revenue was $3.4 million and $212 thousand, respectively.

Changes in deferred revenue during the three months ended October 31, 2018, were as follows (in thousands):

Balance at beginning of period	$3,858
Deferral of revenue	503
Recognition of deferred amounts upon satisfaction of performance obligation	(720)

Balance at end of period	$3,641

We expect to recognize approximately $3.4 million of the unearned amount in fiscal year 2019 and $212 thousand in fiscal year 2020.

Assets Recognized from the Costs to Obtain a Contract with a Customer

Prior to the adoption of Topic 606, the Company expensed incremental costs to obtain a contract, which represented commissions, as the liability was incurred. In accordance with Topic 606, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the period over which such costs would be amortized is greater than one year. The Company has determined that certain commissions programs meet the requirements to be capitalized. However, as of August 1, 2018, the total commission expense that had been incurred under the commissions programs identified was not material and therefore, the Company determined that no amounts were required to be capitalized at the date of adoption. For the three months ended October 31, 2018, the total commission expense that had been incurred under the commissions programs identified was not material and the Company determined that no amounts were required to be capitalized at October 31, 2018.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

The cumulative effect of the changes made to the Company’s consolidated August 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in thousands):

	July 31,	Adjustments Due	August 1,
	2018	to ASU 2014-09	2018
Assets
Inventories, net	$47,786	$(21,233)	$26,553
Prepaid expenses and other current assets	13,415	24,041	37,456
Total current assets	264,281	2,808	267,089
Total assets	$827,050	$2,808	$829,858

Liabilities
Other Current Liabilities	$42,125	$(3,330)	$38,795
Total current liabilities	276,356	(3,330)	273,026
Total liabilities	684,230	(3,330)	680,900
Stockholders’ equity
Accumulated deficit	(7,363,569)	6,138	(7,357,431)
Total stockholders’ equity	107,628	6,138	113,766
Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$827,050	$2,808	$829,858

The Company reduced opening accumulated deficit by $6.1 million as of August 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact attributable to the acceleration of revenue related to ModusLink’s supply chain management services arrangements and IWCO’s marketing solutions offerings where the Company previously recognized revenues upon completion of all services and historically recognized revenue at a point in time (generally upon product shipment or when the products were complete). The adoption of ASC 606 primarily resulted in an acceleration of revenue as of August 1, 2018, which in turn generated additional deferred tax liabilities that ultimately reduced the Company’s net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of Topic 606, this impact was offset by a corresponding reduction to the valuation allowance.

In accordance with the requirements of the new standard, the disclosure of the impact of the adoption on the Company’s consolidated balance sheet and statement of operations was as follows (in thousands, except per share amounts):

Balance Sheet:

	October 31, 2018
		Balances without	Effect of Change
	As Reported	Adoption of ASC 606	Higher/(Lower)
Assets
Inventories, net	$29,969	$51,392	$(21,423)
Prepaid expenses and other current assets	34,187	11,524	22,663
Total current assets	276,054	274,814	1,240
Total assets	$827,727	$826,487	$1,240

Liabilities
Other Current Liabilities	$38,408	$44,041	$(5,633)
Total current liabilities	280,197	285,830	(5,633)
Total liabilities	687,098	692,731	(5,633)
Stockholders’ equity
Accumulated deficit	(7,365,332)	(7,372,205)	6,873
Total stockholders’ equity	105,431	98,558	6,873
Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$827,727	$826,487	$1,240

Statement of Operations:

	Three Months Ended October 31, 2018
		Balances without	Effect of Change
	As Reported	Adoption of ASC 606	Higher/(Lower)
Net revenue	$215,133	$214,208	$925
Cost of revenue	176,933	176,743	190
Gross profit	38,200	37,465	735
Loss before income taxes	(6,254)	(6,989)	735
Net loss	(7,365)	(8,100)	735
Net loss attributable to common stockholders	$(7,901)	$(8,636)	$735
Basic and diluted net loss per share attributable to common stockholders:	$(0.13)	$(0.14)	$0.01

The impact to revenues for the quarter ended October 31, 2018 was an increase of $0.9 million as a result of applying Topic 606 primarily related to the acceleration of revenue related to IWCO’s marketing solutions arrangements for certain contracts with customers that under Topic 606 are being recognized over time based on an input method of efforts expended which depicts the transfer of value to the customer.

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

Inventories consisted of the following:

	October 31,	July 31,
	2018	2018
	(In thousands)
Raw materials	$25,803	$23,208
Work-in-process	1,291	16,147
Finished goods	2,875	8,431

	$29,969	$47,786

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

(6) GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill of $254.4 million as of October 31, 2018 relates to the Company’s Direct Marketing reporting unit. The purchase price allocation for the acquisition of IWCO Direct completed during December 2017, is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s goodwill of $254.4 million as of October 31, 2018 relates to the Company’s Direct Marketing reporting unit. There were no indicators of impairment identified related to the Company’s Direct Marketing reporting unit during the three months ended October 31, 2018.

Intangible assets, as of October 31, 2018, include trademarks and tradenames with a carrying balance of $14.5 million and customer relationships of $170.3 million. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset is being amortized on a double-declining basis over an estimated useful life of 15 years. Intangible assets deemed to have finite lives are amortized over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. There were no indicators of impairment identified for the company’s intangible assets at October 31, 2018.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table reflects the components of “Accrued expenses” and “Other current liabilities”:

	October 31,	July 31,
	2018	2018
	(In thousands)
Accrued sales taxes	$21,418	$21,390
Accrued other taxes	7,318	8,414
Accrued compensation	21,947	25,603
Accrued interest	450	1,437
Accrued audit, tax and legal	2,829	3,264
Accrued contract labor	3,773	1,932
Accrued worker’s compensation	6,148	6,126
Accrued other	21,046	20,164

	$84,929	$88,330

	October 31,	July 31,
	2018	2018
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Customer postage deposits	11,006	12,638
Other	8,520	10,605

	$38,408	$42,125

As of October 31, 2018 and July 31, 2018, the Company had accrued pricing liabilities of approximately $18.9 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at October 31, 2018 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(8) DEBT

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

Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. As of October 31, 2018, the if-converted value of the Notes did not exceed the principal value of the Notes.

Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the quarter ended October 31, 2018.

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

During the three months ended October 31, 2018, the Company purchased $3.7 million in face value of the Notes in the open market at a purchase price of $3.7 million. The loss of $0.1 million on this transaction is presented as a component of other gains and losses. The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $64.0 million and $66.7 million as of October 31, 2018 and July 31, 2018, respectively. This value does not represent the settlement value of these debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of October 31, 2018 and July 31, 2018, the net carrying value of the Notes was $62.1 million and $64.5 million, respectively. As of October 31, 2018 and July 31, 2018, SPHG Holdings held $14.9 million principal amount of the Notes. SPHG Holdings has confirmed to the Company that it will not require a cash payment on the Notes when they mature and for a period greater than twelve months from the date of this filing. As such, this amount is classified as long-term.

	October 31,	July 31,
	2018	2018
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$26,961	$26,961
Principal amount of Notes	$63,925	$67,625
Unamortized debt discount	(1,690)	(2,843)
Unamortized debt issuance costs	(150)	(252)

Net carrying amount	$62,085	$64,530

As of October 31, 2018, the remaining period over which the unamortized discount will be amortized is 4 months.

	Three Months Ended
	October 31,
	2018	2017
	(In thousands)
Interest expense related to contractual interest coupon	$790	$914
Interest expense related to accretion of the discount	1,051	1,041
Interest expense related to debt issuance costs	93	92

	$1,934	$2,047

During each of the three months ended October 31, 2018 and 2017, we recognized interest expense of $2.0 million related to the Notes. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The Notes bear interest of 5.25%.

PNC Bank Credit Facility

On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) entered into a Credit Agreement, as borrowers and guarantors, with PNC Bank and National Association, as lender and as agent, respectively.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. At October 31, 2018, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $9.0 million. During the three months ended October 31, 2017, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of October 31, 2018 and July 31, 2018, the Company did not have any balance outstanding on the PNC Bank credit facility.

Cerberus Credit Facility

On December 15, 2017, MLGS, a wholly owned subsidiary of the Company, entered into a Financing Agreement the Financing Agreement, by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as “Borrower”), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the “Guarantors”), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, as described above, Borrower became the borrower under the Financing Agreement.

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

At October 31, 2018, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. As of October 31, 2018 and July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of October 31, 2018 and July 31, 2018, the principal amount outstanding on the Term Loan was $388.5 million and $390.0 million, respectively. As of October 31, 2018 and July 31, 2018, the current and long-term net carrying value of the Term Loan was $387.4 million and $388.8 million, respectively.

	October 31,	July 31,
	2018	2018
	(In thousands)
Principal amount outstanding on the Term Loan	$388,500	$390,000
Unamortized debt issuance costs	(1,094)	(1,162)

Net carrying value of the Term Loan	$387,406	$388,838

(9) CONTINGENCIES

On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company’s Board of Directors (the “Board”), Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, L.P., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, “Steel Parties”) in connection with the acquisition of $35 million of the Series C Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, “Challenged Transactions”). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company’s proxy statement for the 2017 meeting in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages.

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

(10) STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Board has the authority, subject to any limitations prescribed by Delaware law, to issue shares of preferred stock in one or more series and to fix and determine the designation, privileges, preferences and rights and the qualifications, limitations and restrictions of those shares, including dividend rights, conversion rights, voting rights, redemption rights, terms of sinking funds, liquidation preferences and the number of shares constituting any series or the designation of the series, without any further vote or action by the stockholders. Any shares of the Company’s preferred stock so issued may have priority over its common stock with respect to dividend, liquidation and other rights. The Company’s board of directors may authorize the issuance of preferred stock with voting rights or conversion features that could adversely affect the voting power or other rights of the holders of its common stock. Although the issuance of preferred stock could provide us with flexibility in connection with possible acquisitions and other corporate purposes, under some circumstances, it could have the effect of delaying, deferring or preventing a change of control.

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with SPHG Holdings pursuant to which the Company issued 35,000 shares of the Company’s newly created Series C Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the “Preferred Stock Transaction”). The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the “Series C Certificate of Designations”), which has been filed with the Secretary of State of the State of Delaware.

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

Common Stock

Each holder of the Company’s Common Stock is entitled to:

•	one vote per share on all matters submitted to a vote of the stockholders, subject to the rights of any Preferred Stock that may be outstanding;

•	dividends as may be declared by the Company’s Board out of funds legally available for that purpose, subject to the rights of any Preferred Stock that may be outstanding; and

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

(11) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended
	October 31,
	2018	2017
	(In thousands)
Foreign currency exchange gains (losses)	$916	$(635)
Gains, net on Trading Securities	—	1,876
Other, net	28	181

	$944	$1,422

The Company recorded foreign exchange gains of approximately $0.9 million during the three months ended October 31, 2018. For the three months ended October 31, 2018, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.4 million, $(1.0) million and $1.7 million in Asia, Europe, and Corporate, respectively. The Company recorded foreign exchange losses of approximately $(0.6) million during the three months ended October 31, 2017. For the three months ended October 31, 2017, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $(0.4) million and $(0.3) million in Asia and Europe, respectively.

During the three months ended October 31, 2017, the Company recognized $1.9 million in net gains associated with its trading securities.

(12) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2018, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of October 31, 2018, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.8 million. As of July 31, 2018, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.6 million.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Condensed Consolidated Statements of Operations. As of October 31, 2018 and July 31, 2018, the liabilities for interest expense related to uncertain tax positions were $0.1 million. The Company has accrued $0.2 million for penalties related to income tax positions. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2013 through July 31, 2018. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2017 tax years remain subject to examination in most locations, while the Company’s 2005 through 2017 tax years remain subject to examination in most Asia locations.

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

The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $150.6 million, respectively, as of October 31, 2018. The Company’s ability to use its Tax Benefits would be substantially limited if the Company undergoes an “ownership change” (within the meaning of Section 382 of the Internal Revenue Code). The Tax Plan is intended to prevent an “ownership change” of the Company that would impair the Company ability to utilize its Tax Benefits.

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

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the 4.99-percent stockholder or group) to purchase additional shares of the Company at a significant discount, resulting in substantial dilution in the economic interest and voting power of the 4.99-percent stockholder (or group). In addition, under certain circumstances in which the Company is acquired in a merger or other business combination after an non-exempt stockholder (or group) becomes a 4.99-percent stockholder, each holder of the Right (other than the 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company’s common stock at a discount.

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

Protective Amendment

On March 6, 2018, the Board, subject to approval by the Company’s stockholders, approved the Protective Amendment to the Company’s Restated Certificate of Incorporation designed to protect the tax benefits of the Company’s net operating loss carryforwards by preventing certain transfers of our securities that could result in an “ownership change” (as defined under Section 382 of the Code). The Protective Amendment was approved and adopted by the Company’s stockholders at the 2017 meeting and was filed with the Secretary of State of the State of Delaware on April 12, 2018.

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

The TCJA also requires a Transition Tax on any net accumulated earnings and profits as of the two required measurement dates, November 2, 2017 and December 31, 2017. As such, as of July 31, 2018, all of the Company’s accumulated earnings and profits are deemed repatriated. Therefore, there is no deferred tax liability for earnings oversees that have not been remitted. The Company will utilize NOLs to offset any Transition Tax assessed. The preliminary calculation of net accumulated earnings and profits resulted in break even, which would not result in a Transition Tax. The Company will finalize the Transition Tax calculation with the filing of the fiscal year 2018 tax return.

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

(13) EARNINGS PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three months ended October 31, 2018 and 2017:

	Three Months Ended
	October 31,
	2018	2017
	(In thousands, except per share data)
Net loss	$(7,365)	$(5,237)
Less: Preferred dividends on redeemable preferred stock	(536)	—

Net loss attributable to common stockholders	$(7,901)	$(5,237)

Weighted average common shares outstanding	60,712	55,260
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible notes and convertible preferred stock	—	—

Weighted average number of common and potential common shares	60,712	55,260

Basic and diluted net loss per share attributable to common stockholders:	$(0.13)	$(0.09)

Basic loss per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted loss per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method).

For the three months ended October 31, 2018 and 2017, approximately 29.5 million and 14.1 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted loss per share as their inclusion would have been antidilutive.

(14) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three months ended October 31, 2018 and 2017, which was allocated as follows:

	Three Months Ended
	October 31,
	2018	2017
	(In thousands)
Cost of revenue	$—	$11
Selling, general and administrative	792	281

	$792	$292

At October 31, 2018, there was an immaterial amount of unrecognized compensation cost related to Stock Options issued under the Company’s plans. At October 31, 2018, there was approximately $0.2 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(15) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2018	$6,348	$(3,795)	$181	$2,734
Foreign currency translation adjustment	(1,622)	—	—	(1,622)
Net unrealized holding gain on securities	—	—	(15)	(15)
Pension liability adjustments	—	405	—	405

Net current-period other comprehensive income (loss)	(1,622)	405	(15)	(1,232)

Accumulated other comprehensive income (loss) at October 31, 2018	$4,726	$(3,390)	$166	$1,502

(16) SEGMENT INFORMATION

The Company has five operating segments: Americas; Asia; Europe; Direct Marketing; and e-Business. Based on the information provided to the Company’s chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has five reportable segments: Americas, Asia, Europe, Direct Marketing and e-Business. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, Notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments. All significant intra-segment amounts have been eliminated.

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended
	October 31,
	2018	2017
	(In thousands)
Net revenue:
Americas	$17,440	$14,839
Asia	44,256	43,512
Europe	19,521	38,390
Direct Marketing	128,094	—
e-Business	5,822	5,781

	$215,133	$102,522

Operating income (loss):
Americas	$(826)	$(2,199)
Asia	5,128	4,169
Europe	(1,472)	(2,860)
Direct Marketing	4,767	—
e-Business	(1,148)	(1,445)

Total Segment operating income (loss)	6,449	(2,335)
Corporate-level activity	(2,913)	(1,495)

Total operating income (loss)	3,536	(3,830)

Total other expense	(9,790)	(521)

Loss before income taxes	$(6,254)	$(4,351)

	October 31,	July 31,
	2018	2018
	(In thousands)
Total assets:
Americas	$22,494	$22,820
Asia	50,359	44,322
Europe	39,723	37,223
Direct Marketing	630,414	642,820
e-Business	16,645	15,758

Sub-total - segment assets	759,635	762,943
Corporate	68,092	64,107

	$827,727	$827,050

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended
	October 31,
	2018	2017
	(In thousands)
Supply chain services	$81,217	$96,741
e-Business services	5,822	5,781
Direct Marketing	128,094	—

	$215,133	$102,522

As of October 31, 2018 and July 31, 2018, approximately $99.6 million and $101.8 million of the Company’s long-lived assets, respectively, were located in the U.S.A.

For the three months ended October 31, 2018, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $146.2 million, $36.6 million, $14.9 million and $1.2 million, respectively. For the three months ended October 31, 2017, the Company’s net revenues within U.S.A., China, Netherlands and Czech Republic were $15.2 million, $34.8 million, $15.2 million and $21.7 million, respectively.

(17) RELATED PARTY TRANSACTIONS

As of February 20, 2018, SPHG Holdings and its affiliates beneficially owned approximately 52% of our outstanding capital stock. As of October 31, 2018 and July 31, 2018, SPHG Holdings held $14.9 million principal amount of the Company’s 5.25% Convertible Senior Notes. SPHG Holdings has confirmed to the Company that it will not require a cash payment on the Notes when they mature and for a period greater than twelve months from the date of this filing.

Preferred Stock Transaction and Warrant Repurchase

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company’s newly created Series C Convertible Preferred Stock, par value $0.01 per share, to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the a Series C Certificate of Designations), which has been filed with the Secretary of State of the State of Delaware.

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

The Management Services Agreement had an initial term of six months. On June 30, 2015, the Company entered into an amendment that extended the term of the Management Services Agreement to December 31, 2015 and provided for automatic renewal for successive one year periods, unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of certain termination fees to SP Corporate. On March 10, 2016, the Company entered into a Second Amendment to the Management Services Agreement with SPH Services, Inc. (“SPH Services”), the parent of SP Corporate and an affiliate of SPHG Holdings, pursuant to which SPH Services assumed rights and responsibilities of SP Corporate and the services provided by SPH Services to the Company were modified pursuant to the terms of the amendment. On March 10, 2016, the Company entered into a Transfer Agreement with SPH Services pursuant to which the parties agreed to transfer to the Company certain individuals who provide corporate services to the Company (the “Transfer Agreement”). SP Corporate and Steel Partners LLC merged with and into SPH Services, with SPH Services surviving. SPH Services has since changed its name to Steel Services Ltd. (“Steel Services”). On September 1, 2017, the Company entered into a Third Amendment to the Management Services Agreement, which reduced the fixed monthly fee paid by the Company to Steel Services under the Management Services Agreement from $175,000 per month to $95,641 per month. The monthly fee is subject to review and adjustment by agreement between the Company and Steel Services for periods commencing in fiscal 2016 and beyond. Additionally, the Company may be required to reimburse Steel Services and its affiliates for all reasonable and necessary business expenses incurred on our behalf in connection with the performance of the services under the Management Services Agreement, including travel expenses. The Management Services Agreement provides that, under certain circumstances, the Company may be required to indemnify and hold harmless Steel Services and its affiliates and employees from any claims or liabilities by a third party in connection with activities or the rendering of services under the Management Services Agreement. Total expenses incurred related to this agreement for the three months ended October 31, 2018 and 2017 were $0.3 million and $0.5 million, respectively. As of October 31, 2018 and July 31, 2018, amounts due to SP Corporate and Steel Services were $0.1 million and $0.2 million, respectively.

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

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. Mr. Howard, a director of the Company, is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the three months ended October 31, 2018 and 2017, Mutual Securities received an immaterial amount in commissions associated with these transactions.

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

The carrying value of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. We believe that the carrying value of our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The defined benefit plans have 100% of their assets invested in bank-managed portfolios of debt securities and other assets. Conservation of capital with some conservative growth potential is the strategy for the plans. The Company’s pension plans are outside the United States, where asset allocation decisions are typically made by an independent board of trustees. Investment objectives are aligned to generate returns that will enable the plans to meet their future obligations. The Company acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each plan, with final decisions on asset allocation and investment manager made by local trustees.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of October 31, 2018 and July 31, 2018, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	October 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$29,494	$29,494	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,186	$47,186	$—	$—

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

Fair Value of Financial Instruments

The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, restricted cash and debt, and are reflected in the financial statements at cost. With the exception of the Notes payable and long-term debt, cost approximates fair value for these items due to their short-term nature. We believe that the carrying value of our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates.

Included in cash and cash equivalents in the accompanying balance sheet are money market funds. These are valued at quoted market prices in active markets.

The following table presents the Company’s Notes payable not carried at fair value:

	October 31, 2018		July 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$62,085	$63,975	$64,530	$66,658	Level 1

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

The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects” and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Part II—Item 1A below and elsewhere in this report and the risks discussed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on December 4, 2018. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by applicable securities laws and regulations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview

Steel Connect, Inc. (“Steel Connect” or the “Company”) is a diversified holding company with two wholly-owned subsidiaries, ModusLink Corporation (“ModusLink”) and IWCO Direct Holdings, Inc. (“IWCO” or “IWCO Direct”), that have market-leading positions in supply chain management and direct marketing.

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

We have developed plans and will continue to monitor plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the three months ended October 31, 2018 and 2017, our gross margin percentage was 17.8% and 8.9%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, drive process and efficiency reforms and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients had accounted for a significant percentage of our revenue. For the three months ended October 31, 2018, the Company’s ten largest clients accounted for approximately 51% of consolidated net revenue. No clients accounted for more than 10% of the Company’s consolidated net revenue for the three months ended October 31, 2018. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the three months ended October 31, 2018, the Company reported net revenue of $215.1 million, operating income of $3.5 million, loss before income taxes of $6.3 million and net loss of $7.4 million. For the three months ended October 31, 2017, the Company reported net revenue of $102.5 million, operating loss of $3.8 million, loss before income taxes of $4.4 million and net loss of $5.2 million. At October 31, 2018, the Company had cash and cash equivalents of $83.4 million, and a working capital deficit of $4.1 million.

Basis of Presentation

The Company presents its financial information in accordance with accounting principles generally accepted in the United States, U.S. GAAP (or “GAAP”). The Company has five operating segments: Americas; Asia; Europe; Direct Marketing; and e-Business. Based on the information provided to the Company’s chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds, the Company has determined that it has five reportable segments: Americas, Asia, Europe, Direct Marketing and e-Business. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company’s reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, notes payables and other assets and liabilities which are not identifiable to the operations of the Company’s operating segments.

All significant intercompany transactions and balances have been eliminated in consolidation.

Results of Operations

Three months ended October 31, 2018 compared to the three months ended October 31, 2017

Net Revenue:

	Three Months Ended October 31, 2018	As a % of Total Net Revenue	Three Months Ended October 31, 2017	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$17,440	8.1%	$14,839	14.5%	$2,601	17.5%
Asia	44,256	20.6%	43,512	42.4%	744	1.7%
Europe	19,521	9.1%	38,390	37.4%	(18,869)	(49.2)%
Direct Marketing	128,094	59.5%	—	0.0%	128,094	—
e-Business	5,822	2.7%	5,781	5.7%	41	0.7%

Total	$215,133	100.0%	$102,522	57.6%	$112,611	109.8%

Net revenue increased by approximately $112.6 million during the three months ended October 31, 2018, as compared to the same period in the prior year. The adoption of new accounting standards resulted in an increase in revenue of $0.9 million for the three months ended October 31, 2018. The change in net revenue was also driven by the increase in revenue associated with the acquisition of IWCO, offset primarily by decreased revenues from a client in the consumer electronics industry. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended October 31, 2018 as compared to the same period in the prior year.

During the three months ended October 31, 2018, net revenue in the Americas region increased by approximately $2.6 million. This increase in net revenue was primarily driven by clients in the computing and consumer products markets, offset by a decrease in an aftermarket services program related to the repair and refurbishment of mobile devices. Within the Asia region, the net revenue increase of approximately $0.7 million primarily resulted from higher revenues from programs in the computing markets, offset by lower revenues from clients in the consumer electronics industries. Within the Europe region, net revenue decreased by approximately $18.9 million primarily due to a client loss in the consumer electronics industry. Net revenue for e-Business remained consistent for the three month period.

Cost of Revenue:

	Three Months Ended October 31, 2018	As a % of Segment Net Revenue	Three Months Ended October 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$16,865	96.4%	$15,302	103.1%	$1,563	10.2%
Asia	35,495	79.9%	35,025	80.5%	470	1.3%
Europe	18,688	95.4%	37,728	98.3%	(19,040)	(50.5)%
Direct Marketing	100,681	78.8%	—	0.0%	100,681	—
e-Business	5,204	89.4%	5,393	93.3%	(189)	(3.5)%

Total	$176,933	82.2%	$93,448	91.1%	$83,485	89.3%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended October 31, 2018 included materials procured on behalf of our supply-chain clients of $48.9 million, as compared to $60.6 million for the same period in the prior year, a decrease of $11.8 million. Total cost of revenue increased by $83.5 million for the three months ended October 31, 2018, as compared to the same period in the prior year, primarily due to the increase in cost of revenue associated with the acquisition of IWCO, partially offset by lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. Gross margin percentage for the current quarter increased to 17.8% from 8.9% in the prior year quarter, primarily due to the acquisition of IWCO, partially offset by a reduction in revenues in Europe. For the three months ended October 31, 2018, the Company’s gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments were 3.3%, 19.8%, 4.3% and 21.4%, respectively, as compared to gross margin percentages within the Americas, Asia and Europe segments of (3.1)%, 19.5% and 1.7%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended October 31, 2018.

In the Americas, the 6.4 percentage point increase in gross margin, from (3.1)% to 3.3%, was primarily due to increase in net revenue was primarily driven by clients in the computing and consumer products markets. In Asia, the 0.3 percentage point increase in gross margin, from 19.5% to 19.8%, was primarily due to a slightly favorable product mix. In Europe, the 2.6 percentage point increase in gross margin, from 1.7% to 4.3%, was attributable to a favorable revenue mix associated with clients in the consumer electronics market. The gross margin for e-Business was 10.6% for the three months ended October 31, 2018 as compared to 6.7% for the same period of the prior year. This increase of 3.9 percentage points was due to a decline in cost of revenues.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2018	As a % of Segment Net Revenue	Three Months Ended October 31, 2017	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,401	8.0%	$1,736	11.7%	$(335)	(19.3)%
Asia	3,633	8.2%	4,318	9.9%	(685)	(15.9)%
Europe	2,305	11.8%	3,522	9.2%	(1,217)	(34.6)%
Direct Marketing	14,547	11.4%	—	—	14,547	—
e-Business	1,766	30.3%	1,833	31.7%	(67)	(3.7)%

Sub-total	23,652	11.0%	11,409	11.1%	12,243	107.3%
Corporate-level activity	2,913		1,495		1,418	94.8%

Total	$26,565	12.3%	$12,904	12.6%	$13,661	105.9%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended October 31, 2018 increased by approximately $13.7 million compared to the three months period ended October 31, 2017, primarily due to the additional selling, general and administrative expenses associated with the Direct Marketing segment ($14.5 million), lower professional fees ($0.9 million), lower employee related costs ($1.0 million), offset by higher share-based compensation expense ($0.5 million) which are recorded as part of Corporate-level-activity, as well as other general and administrative costs. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended October 31, 2018.

Amortization of Intangible Assets:

The intangible asset amortization of $8.1 million, during the three months ended October 31, 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years.

Interest Income/Expense:

During the three months ended October 31, 2018 and 2017, interest income was $0.3 million and $0.2 million, respectively.

During the three months ended October 31, 2018 and 2017, interest expense totaled approximately $11.1 million and $2.1 million, respectively. The increase in interest expense is primarily due to the additional debt associated with the acquisition of IWCO.

Other Gains (Losses), net:

The Company recorded foreign exchange gains of approximately $0.9 million during the three months ended October 31, 2018. For the three months ended October 31, 2018, the net gains primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.4 million, $(1.0) million and $1.7 million in Asia, Europe, and Corporate, respectively. The Company recorded foreign exchange losses of approximately $(0.6) million during the three months ended October 31, 2017. For the three months ended October 31, 2017, the net losses primarily related to realized and unrealized losses from foreign currency exposures and settled transactions of approximately $(0.4) million and $(0.3) million in Asia and Europe, respectively.

During the three months ended October 31, 2017, the Company recognized $1.9 million in net gains associated with its trading securities.

Income Tax Expense:

During both the three months ended October 31, 2018 and 2017, the Company recorded income tax expense of approximately $1.1 million. For the three months ended October 31, 2018 and 2017, the Company was profitable in certain jurisdictions where the Company operates, resulting in an income tax expense using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of October 31, 2018, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $83.4 million. The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $11.8 million at October 31, 2018, of which approximately $2.7 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Due to the changes reflected in the new tax law there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions. For greater clarity, if the undrawn availability, as more fully described in the Credit Agreement, is either equal to or less than $10.0 million, or the aggregate principal balance of the loans plus the undrawn amount of all letters of credit in each case outstanding on any date is equal to or greater than $30.0 million; then compliance with the minimum fixed charge coverage ratio is required. If triggered, the minimum fixed charge coverage ratio to be maintained, as of the end of each fiscal month, for the trailing period of twelve consecutive fiscal months then ended, would be not less than 1.0 to 1.0. During the quarter ended October 31, 2018, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of October 31, 2018 and July 31, 2018, the Company did not have any balance outstanding on the PNC Bank credit facility.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes will mature on March 1, 2019, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. Holders of the Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business or the business day immediately preceding the maturity date. Each $1,000 of principal of the Notes will initially be convertible into 166.2593 shares of our common stock, which is equivalent to an initial conversion price of approximately $6.01 per share, subject to adjustment upon the occurrence of certain events, or, if the Company obtains the required consent from its stockholders, into shares of the Company’s common stock, cash or a combination of cash and shares of its common stock, at the Company’s election. If the Company has received stockholder approval, and it elects to settle conversions through the payment of cash or payment or delivery of a combination of cash and shares, the Company’s conversion obligation will be based on the volume weighted average prices (“VWAP”) of its common stock for each VWAP trading day in a 40 VWAP trading day observation period. The Notes and any of the shares of common stock issuable upon conversion have not been registered. Holders will have the right to require the Company to repurchase their Notes, at a repurchase price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest, upon the occurrence of certain fundamental changes, subject to certain conditions. No fundamental changes occurred during the quarter ended October 31, 2018. The Company may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes. The Company will have the right to elect to cause the mandatory conversion of the Notes in whole, and not in part, at any time on or after March 6, 2017, if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the Notes, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company notifies holders of its election to mandatorily convert the notes.

During the three months ended October 31, 2018, the Company purchased $3.7 million in face value of the Notes in the open market at a purchase price of $3.7 million. The loss of $0.1 million on this transaction is presented as a component of other gains and losses. As of October 31, 2018 and July 31, 2018, the net carrying value of the Notes was $62.1 million and $64.5 million, respectively. As of October 31, 2018 and July 31, 2018, “SPHG Group Holdings LLC (“SPHG Holdings”) held $14.9 million principal amount of the Notes. SPHG Holdings has confirmed to the Company that it will not require a cash payment on Notes when they mature and for a period of twelve months from the date of this filing. As such, this amount is classified as long-term.

On December 15, 2017, MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“MLGS”), entered into a Financing Agreement (the Financing Agreement), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as Borrower), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the Guarantors), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the acquisition of IWCO, as described above, Borrower became the borrower under the Financing Agreement

The Financing Agreement provides for $393.0 million term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Facility”) (together, the Cerberus Credit Facility). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower’s option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1,500,000 and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO’s subsidiaries. The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the twelve month ended October 31, 2018, the Company did not trigger any of these covenants. During the first quarter of fiscal year 2017, the Company adopted ASU No. 2015-03. As such, the debt issuance costs are capitalized as a reduction of the principal amount of Term Loan on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Term Loan. As of October 31, 2018 and July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of October 31, 2018 and July 31, 2018, the principal amount outstanding on the Term Loan was $388.5 million and $390.0 million, respectively. As of October 31, 2018 and July 31, 2018, the current and long-term net carrying value of the Term Loan was $387.4 million and $388.8 million, respectively.

Consolidated working capital (deficit) was $(4.1) million at October 31, 2018, compared with $(12.1) million at July 31, 2018. Included in working capital were cash and cash equivalents of $83.4 million at October 31, 2018 and $92.1 million at July 31, 2018. The decline in working capital during the current year was primarily driven by the partial reclassification of the Company’s convertible notes from long-term to current and the additional liabilities assumed as a result of the IWCO acquisition.

Net cash provided by operating activities was $2.5 million for the three months ended October 31, 2018, as compared to net cash used in operating activities of $7.7 million for the three months ended October 31, 2017. The $10.2 million increase in net cash provided by operating activities as compared with the same period in the prior year was primarily due to the cash provided by the operating activities of IWCO subsequent to its acquisition, as well as, a reduction in the cash used in the operating activities of ModusLink Corporation. During the three months ended October 31, 2018, non-cash items within net cash provided by operating activities included depreciation expense of $5.5 million, amortization of intangible assets of $8.1 million, amortization of deferred financing costs of $0.2 million, accretion of debt discount of $1.1 million, share-based compensation of $0.8 million and other gains, net, of $0.9 million. During the three months ended October 31, 2017, non-cash items within net cash used in operating activities included depreciation expense of $1.9 million, amortization of deferred financing costs of $0.2 million, accretion of debt discount of $1.0 million, share-based compensation of $0.3 million, other gains, net, of $1.4 million and gains on investments in affiliates and impairments of $0.2 million.

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

Investing activities provided (used) cash of $(4.0) million and $15.8 million during the three months ended October 31, 2018 and 2017, respectively. The $(4.0) million of cash used in investing activities during the three months ended October 31, 2018 was comprised of $4.0 million in capital expenditures. The $15.8 million of cash provided by investing activities during the three months ended October 31, 2017 was comprised of $13.8 million in proceeds from the sale of Trading Securities, $4.2 million of proceeds from the disposition of property and equipment primarily related to the sale of the Company’s Kildare, Ireland building, offset by $2.5 million in capital expenditures.

Financing activities used cash of $(5.9) million and $(0.1) million during the three months ended October 31, 2018 and 2017, respectively. The $(0.1) million of cash provided by financing activities during the three months ended October 31, 2017 was primarily related to payments on capital lease obligations.

At October 31, 2018 and July 31, 2018, the Company had cash and cash equivalents of $83.4 million and $92.1 million, respectively. As of October 31, 2018, the Company had a deficiency in working capital which was primarily driven by the partial reclassification of the Company’s convertible notes from long-term to current and the additional liabilities assumed as a result of the IWCO acquisition. At October 31, 2018, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $9.0 million. At October 31, 2018, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. Per the Cerberus Credit Facility, IWCO is permitted to make distributions to the Parent, Steel Connect, Inc., an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by the Parent. The Parent is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” As of October 31, 2018, SPHG Holdings held $14.9 million principal amount of the Company’s Notes. SPHG Holdings has confirmed to the Company that it will not require a cash payment on the Notes when they mature and for a period of twelve months from the date of this filing. The Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement with PNC Bank and the Financing Agreement to which certain of its subsidiaries are a party, to repay or restructure its the Notes, and that it will be able to obtain cash through its current credit facilities and through securitization of certain trade receivables.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2018 and October 31, 2018. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.8 million as of October 31, 2018. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2018, the Company had no recorded liabilities with respect to these arrangements.

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

During the three months ended October 31, 2018, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

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

Interest Rate Risk

At October 31, 2018, the Company did not have an outstanding balance under its PNC Bank Credit Facility and the Company did not have any open derivative positions with respect to its borrowing arrangements. As of October 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of October 31, 2018, the principal amount outstanding on the Term Loan was $387.4 million.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. From time to time, the Company has used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of October 31, 2018 and July 31, 2018, there were no foreign currency forward contracts outstanding.

Revenues from our foreign operating segments accounted for approximately 29.7% and 79.8% of total revenues during the three months ended October 31, 2018 and 2017, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended October 31, 2018 and 2017, we recorded a foreign currency translation gain (loss) of approximately $(1.6) million and $0.3 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three months ended October 31, 2018 and 2017, we recorded net realized and unrealized foreign currency transaction and remeasurement gains (losses) of approximately $0.9 million and $(0.6) million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. On December 15, 2017, the Company acquired IWCO Direct. As allowed by SEC guidance, our evaluation of disclosures of controls and procedures excluded IWCO Direct. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below as well as previously disclosed in internal controls over financial reporting as reported in the Company’s 10-K for the period ended July 31, 2018, as filed with the SEC on December 4, 2018, our disclosure controls and procedures were not effective as of July 31, 2018 and October 31, 2018.

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

Remediation of the Material Weakness in Internal Control Over Financial Reporting

The Company has created creating a formal process related to the design and implementation of controls over the accounting policies for complex, non-routine transactions. This process includes the early evaluation of complex, non-routine transactions and documentation by the Company’s accounting staff. Regular meetings with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non-routine transactions will be held. As necessary, outside legal and/or accounting advice will be obtained. The Company will also revise our current risk assessment process to identify potential non-routine transactions that need to be monitored and incorporated under the planned new formal process.

Management believes the measures described above and others that will be implemented will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. The material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company is working to have the material weakness remediated as soon as possible. The Company is committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or decide to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

Beginning August 1, 2018, the Company implemented ASC Topic 606, Revenue from Contracts with Customers. Although the new revenue standard did not have a material impact on consolidated financial statements, the Company did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and the gathering of information necessary provided for expanded disclosures.

Except as described in the preceding paragraph, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company’s Board of Directors (the “Board”), Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, L.P., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, “Steel Parties”) in connection with the acquisition of $35 million of the Series C Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, “Challenged Transactions”). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company’s proxy statement for the 2017 meeting in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages.

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

There have not been any material changes from the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” in our Annual Report on Form 10-K for the year ended July 31, 2018. In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” discussed in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2018 and July 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months ended October 31, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended October 31, 2018 and 2017 (iv) Unaudited Condensed Consolidated Statements of Stockholder’s Equity for the Three Months ended October 31, 2018 and 2017, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended October 31, 2018 and 2017 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.

.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: December 21, 2018	By:	/S/ LOUIS J. BELARDI
Louis J. Belardi Principal Financial Officer and Principal Accounting Officer