Form 10-Q
period 2019-01-31
Steel Connect, Inc.
filed 2019-03-11
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 28, 2019, there were 61,797,807 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	January 31, 2019	July 31, 2018
ASSETS
Cash and cash equivalents	$92,899	$92,138
Accounts receivable, trade, net of allowance for doubtful accounts of $574 and $480 at January 31, 2019 and July 31, 2018, respectively	103,359	99,254
Inventories, net	29,431	47,786
Restricted cash	9,308	11,688
Prepaid expenses and other current assets	33,278	13,415

Total current assets	268,275	264,281
Property and equipment, net	100,472	106,632
Goodwill	257,128	254,352
Other intangible assets, net	177,074	192,964
Other assets	8,095	8,821

Total assets	$811,044	$827,050

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Accounts payable	$84,603	$78,212
Accrued expenses	88,338	88,426
Restricted cash	9,308	11,688
Current portion of long-term debt	5,729	5,727
Other current liabilities	39,605	42,029
Convertible Notes payable	48,626	50,274

Total current liabilities	276,209	276,356

Convertible Notes payable	14,831	14,256
Long-term debt, excluding current portion	380,246	383,111
Other long-term liabilities	10,023	10,507

Total long-term liabilities	405,100	407,874

Total liabilities	681,309	684,230

Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at October 31, 2018 and July 31, 2018	35,198	35,192
Stockholders’ equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized, issued and outstanding at January 31, 2019 and July 31, 2018	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 61,797,807 issued and outstanding shares at January 31, 2019; 60,742,859 issued and outstanding shares at July 31, 2018	618	608
Additional paid-in capital	7,468,628	7,467,855
Accumulated deficit	(7,377,622)	(7,363,569)
Accumulated other comprehensive income	2,913	2,734

Total stockholders’ equity	94,537	107,628

Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$811,044	$827,050

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net revenue	$206,223	$153,738	$421,356	$256,260
Cost of revenue	168,680	137,915	345,613	231,363

Gross profit	37,543	15,823	75,743	24,897

Operating expenses
Selling, general and administrative	27,711	30,111	54,276	43,015
Amortization of intangible assets	7,791	4,107	15,890	4,107
Gain on sale of property	(85)	(12,692)	(85)	(12,692)

Total operating expenses	35,417	21,526	70,081	34,430

Operating income (loss)	2,126	(5,703)	5,662	(9,533)

Other income (expense):
Interest income	172	92	495	256
Interest expense	(10,984)	(6,575)	(22,041)	(8,682)
Other losses, net	(1,662)	(1,717)	(718)	(295)

Total other expense	(12,474)	(8,200)	(22,264)	(8,721)

Loss before income taxes	(10,348)	(13,903)	(16,602)	(18,254)
Income tax expense (benefit)	1,405	(73,521)	2,536	(72,434)
Gains on investments in affiliates, net of tax	—	(200)	(20)	(401)

Net income (loss)	(11,753)	59,818	(19,118)	54,581

Less: Preferred dividends on redeemable preferred stock	(536)	(270)	(1,073)	(270)

Net income (loss) attributable to common stockholders	$(12,289)	$59,548	$(20,191)	$54,311

Basic net earnings (loss) per share attributable to common stockholders:	$(0.20)	$1.02	$(0.33)	$0.96
Diluted net earnings (loss) per share attributable to common stockholders:	$(0.20)	$0.78	$(0.33)	$0.80
Weighted average common shares used in:
Basic earnings per share	60,935	58,341	60,974	56,776
Diluted earnings per share	60,935	79,083	60,974	72,883

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net income (loss)	$(11,753)	$59,818	$(19,118)	$54,581
Other comprehensive income (loss):
Foreign currency translation adjustment	1,952	3,654	332	3,926
Net unrealized holding gain (loss) on securities, net of tax	(74)	29	(89)	16
Pension liability adjustments, net of tax	(469)	—	(64)	26

Other comprehensive gain	1,409	3,683	179	3,968

Comprehensive income (loss)	$(10,344)	$63,501	$(18,939)	$58,549

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(in thousands, except share amounts)

(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2018	60,742,859	$608	$7,467,855	$(7,363,569)	$2,734	$107,628
Net loss	—	—	—	(19,118)	—	(19,118)
Effect of adoption of accounting standards	—	—	—	6,138	—	6,138
Preferred dividends	—	—	—	(1,073)	—	(1,073)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	9,405	—	13	—	—	13
Restricted stock grants	1,045,543	10	(10)	—	—	—
Share-based compensation	—	—	770	—	—	770
Other comprehensive items	—	—	—	—	179	179

Balance at January 31, 2019	61,797,807	$618	$7,468,628	$(7,377,622)	$2,913	$94,537

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2017	55,555,973	$556	$7,457,051	$(7,398,949)	$4,313	$62,971
Net loss	—	—	—	54,581	—	54,581
Preferred dividends	—	—	—	(270)	—	(270)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	2,445	—	3	—	—	3
Restricted stock grants	4,696,910	47		—	—	47
Restricted stock forfeitures	(49,382)	—	—	—	—	—
Share-based compensation	—	—	7,397	—	—	7,397
Other comprehensive items	—	—	—	—	3,968	3,968

Balance at January 31, 2018	60,205,946	$603	$7,464,451	$(7,344,638)	$8,281	$128,697

STEEL CONNECT, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(19,118)	$54,581
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,451	5,656
Amortization of intangible assets	15,890	4,107
Amortization of deferred financing costs	511	392
Accretion of debt discount	2,311	2,117
Impairment of long-lived assets	432	—
Share-based compensation	770	7,397
Other (gains) losses, net	718	(12,398)
Gains on investments in affiliates and impairments	(20)	(401)
Changes in operating assets and liabilities
Accounts receivable, net	(4,618)	20,388
Inventories, net	(2,961)	13,657
Prepaid expenses and other current assets	3,593	(1,915)
Accounts payable, accrued restructuring and accrued expenses	8,129	(15,422)
Refundable and accrued income taxes, net	(1,833)	3,767
Deferred tax assets and liabilities	1,563	(79,918)
Other assets and liabilities	(354)	2,994

Net cash provided by operating activities	15,464	5,002

Cash flows from investing activities:
Payments to acquire business	—	(469,221)
Additions to property and equipment	(8,953)	(9,303)
Proceeds from the disposition of property and equipment	14	20,589
Proceeds from the sale of Trading Securities	—	13,775
Proceeds from investments in affiliates	20	401

Net cash used in investing activities	(8,919)	(443,759)

Cash flows from financing activities:
Proceeds from long-term debt	—	393,000
Proceeds from issuance of preferred stock	—	35,000
Proceeds from (payment of) revolving line of credit, net	—	6,000
Payment of long-term debt	(3,000)	—
Payment of deferred financing costs	—	(1,334)
Payment of preferred dividends	(1,072)	—
Purchase of the Company's Convertible Notes	(3,700)	—
Repayments on capital lease obligations	(76)	(77)
Proceeds from issuance of common stock	13	3

Net cash provided by (used in) financing activities	(7,835)	432,592

Net effect of exchange rate changes on cash, cash equivalents, and restricted cash	(329)	1,548

Net decrease in cash, cash equivalents, and restricted cash	(1,619)	(4,617)
Cash, cash equivalents, and restricted cash, beginning of period	103,826	124,124

Cash, cash equivalents, and restricted cash, end of period	$102,207	$119,507

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

At January 31, 2019 and July 31, 2018, the Company had cash and cash equivalents of $92.9 million and $92.1 million, respectively. As of January 31, 2019, the Company had a deficiency in working capital which was primarily driven by the reclassification of the Company’s convertible notes from long-term to current, accrued pricing liabilities which the Company believes will not require a cash outlay in the next twelve months and the additional liabilities assumed because of the IWCO acquisition. At January 31, 2019, the Company had a readily available borrowing capacity under its revolving credit and security agreement with PNC Bank and National Association of $4.6 million. At January 31, 2019, IWCO had a readily available borrowing capacity under its revolving credit facility by and among MLGS Merger Company, Inc. (“MLGS”), Instant Web, LLC and Cerberus Business Finance, LLC of $25.0 million. Per that certain financing agreement by and among MLGS, Instant Web, LLC, IWCO and Cerberus Business Finance, LLC (the “Financing Agreement”) and the credit facilities provided thereunder, IWCO is permitted to make distributions to Steel Connect, an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by Steel Connect. Steel Connect is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” The Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement and the Financing Agreement to which certain of its subsidiaries are a party, to repay or restructure its Notes and that it will be able to obtain cash through its current credit facilities and through securitization of certain trade receivables. The Company’s historical operating results and working capital deficit indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company believes that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by the Company’s historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt refinancing or factoring of receivables, or whether such actions would generate the expected liquidity as currently planned.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2018, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 4, 2018. The results for the three and six months ended January 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

All significant intercompany transactions and balances have been eliminated in consolidation.

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended January 31, 2019, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed (see note 21).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. This ASU will be effective for the Company beginning in the first quarter of fiscal year 2020. The Company and its consultants are currently evaluating the effect the guidance will have on the Company’s financial statement disclosures, results of operations and financial position.

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

The Company recognizes revenue from its contracts with customers primarily from the sale of supply chain management services and marketing solutions offerings. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For ModusLink’s supply chain management services arrangements and IWCO’s marketing solutions offerings, the goods and services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

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

Revenue recognized related to the majority of IWCO’s marketing solutions offerings, which typically consist of a single integrated performance obligation, is now recognized over time as the Company performs because the products have no alternative use to the Company.

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

1.

Identify the contract(s) with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company’s arrangements with customers are typically documented within a master services agreement (MSA) together with a statement of work (SOW) or business requirements document (BRD). Depending on the nature of the goods and/or services being provided, a contract will be created at the time that the Company and the customer have entered into an MSA and SOW or BRD, and the Company has received some form of authorization or acknowledgment from the customer as to the request for the specified services. For certain goods and/or services, a contract does not exist until the Company receives a firm order to commence the specified activities. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2.

Identify the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

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

3.

Determine the transaction price—The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts as of March 31, 2017 contained a significant financing component. Determining the transaction price requires significant judgment

4.

Allocate the transaction price to the performance obligations in the contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation on a relative standalone selling price (SSP) basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5.

Recognize revenue when (or as) the Company satisfies a performance obligation—The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Disaggregation of Revenue

The following table presents the Company’s revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel (in thousands). The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended January 31, 2019
	Americas	Asia	Europe	Direct Marketing	e-Business	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$16,709	$44,555	$20,450	$—	$5,452	$87,166
Perpetual software licenses	—	—	—	—	—	—
Marketing solutions offerings	—	—	—	118,447	—	118,447
Other	—	—	—	—	610	610

	$16,709	$44,555	$20,450	$118,447	$6,062	$206,223
Timing of Revenue Recognition
Goods transferred over time	$—	$—	$—	$118,447	$—	$118,447
Services transferred over time	16,709	44,555	20,450	—	6,062	87,776

	$16,709	$44,555	$20,450	$118,447	$6,062	$206,223
Total Revenue
Revenue from contracts with customers	$16,709	$44,555	$20,450	$118,447	$6,062	$206,223

	$16,709	$44,555	$20,450	$118,447	$6,062	$206,223

Over the three month period ended January 31, 2019, the Company had no revenue recognized at a point in time.

	Six Months Ended January 31, 2019
	Americas	Asia	Europe	Direct Marketing	e-Business	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$34,149	$88,811	$39,971	$—	$10,861	$173,792
Perpetual software licenses	—	—	—	—	—	—
Marketing solutions offerings	—	—	—	246,541	—	246,541
Other	—	—	—	—	1,023	1,023

	$34,149	$88,811	$39,971	$246,541	$11,884	$421,356
Timing of Revenue Recognition
Goods transferred over time	$—	$—	$—	$246,541	$—	$246,541
Services transferred over time	34,149	88,811	39,971	—	11,884	174,815

	$34,149	$88,811	$39,971	$246,541	$11,884	$421,356
Total Revenue
Revenue from contracts with customers	$34,149	$88,811	$39,971	$246,541	$11,884	$421,356

	$34,149	$88,811	$39,971	$246,541	$11,884	$421,356

Over the six month period ended January 31, 2019, the Company had no revenue recognized at a point in time.

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

Marketing solutions offerings.

IWCO’s revenue is generated through the provision of data-driven marketing solutions, primarily through providing direct mail products to customers. Revenue related to the majority of IWCO’s marketing solutions contracts, which typically consist of a single integrated performance obligation, is recognized over time as the Company performs because the products have no alternative use to the Company.

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

•

Contract asset when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company notes that its contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets

•

Deferred revenue when cash payments are received or due in advance of performance. Deferred revenue is primarily comprised of fees related to supply chain management services, cloud-based software subscriptions and software maintenance and support service contracts, which are generally billed in advance. Deferred revenue also includes other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. The deferred revenue balance is classified as a component of other current liabilities and other long-term liabilities on the balance sheet.

The opening balance of contract assets was $24.0 million as of August 1, 2018. As of January 31, 2019, the contract asset balance was $20.2 million. Contract assets are classified as accounts receivable, trade, upon billing to the customer where such amounts become unconditional.

The opening balance of current deferred revenue and long-term deferred revenue was $3.7 million and $0.2 million, respectively, as of August 1, 2018. As of January 31, 2019, current deferred revenue and long-term deferred revenue was $5.1 million and $0.2 million, respectively.

Changes in deferred revenue during the six months ended January 31, 2019, were as follows (in thousands):

Six Months Ended January 31, 2019
Balance at beginning of period	$3,858
Deferral of revenue	2,689
Recognition of deferred amounts upon satisfaction of performance obligation	(1,296)

Balance at end of period	$5,251

We expect to recognize approximately $5.1 million of the unearned amount over the twelve months ended January 31, 2020 and the remaining $0.2 million beyond January 31, 2020.

Assets Recognized from the Costs to Obtain a Contract with a Customer

Prior to the adoption of Topic 606, the Company expensed incremental costs to obtain a contract, which represented commissions, as the liability was incurred. In accordance with Topic 606, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the period over which such costs would be amortized is greater than one year. The Company has determined that certain commissions programs meet the requirements to be capitalized. However, as of August 1, 2018, the total commission expense that had been incurred under the commissions programs identified was not material and therefore, the Company determined that no amounts were required to be capitalized at the date of adoption. For the three and six months ended January 31, 2019, the total commission expense that had been incurred under the commissions programs identified was not material and the Company determined that no amounts were required to be capitalized at January 31, 2019.

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

The cumulative effect of the changes made to the Company’s consolidated August 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in thousands):

Balance Sheet
	July 31, 2018	Adjustments Due to ASU 2014-09	August 1, 2018
Assets
Inventories, net	$47,786	$(21,233)	$26,553
Prepaid expenses and other current assets	13,415	24,041	37,456
Total current assets	264,281	2,808	267,089
Total assets	$827,050	$2,808	$829,858

Liabilities
Other Current Liabilities	$42,125	$(3,330)	$38,795
Total current liabilities	276,356	(3,330)	273,026
Total liabilities	684,230	(3,330)	680,900

Stockholders’ equity
Accumulated deficit	(7,363,569)	6,138	(7,357,431)
Total stockholders’ equity	107,628	6,138	113,766
Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$827,050	$2,808	$829,858

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

In accordance with the requirements of the new standard, the disclosure of the impact of the adoption on the Company’s consolidated balance sheet and statement of operations was as follows (in thousands, except per share amounts):

Balance Sheet:	January 31, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Inventories, net	$29,431	$50,317	$(20,886)
Prepaid expenses and other current assets	33,278	13,076	20,202
Total current assets	268,275	268,959	(684)
Total assets	$811,044	$811,728	$(684)

Liabilities
Other Current Liabilities	$39,605	$46,396	$(6,791)
Total current liabilities	276,209	283,000	(6,791)
Total liabilities	681,309	688,100	(6,791)

Stockholders’ equity
Accumulated deficit	(7,377,622)	(7,383,729)	6,107
Total stockholders’ equity	94,537	88,430	6,107
Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$811,044	$811,728	$(684)

Statement of Operations:	Three Months Ended January 31, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net revenue	$206,223	$207,526	$(1,303)
Cost of revenue	168,680	169,217	(537)
Gross profit	37,543	38,309	(766)
Loss before income taxes	(10,348)	(9,582)	(766)
Net loss	(11,753)	(10,987)	(766)
Net loss attributable to common stockholders	$(12,289)	$(11,523)	$(766)
Basic and diluted net loss per share attributable to common stockholders:	$(0.20)	$(0.19)	$(0.01)

The impact to revenues for the three month period ended January 31, 2019 was a decrease of $1.3 million as a result of applying Topic 606 primarily related to the offset of previous quarters acceleration of revenue related to IWCO’s marketing solutions arrangements for certain contracts with customers that under Topic 606 are being recognized over time based on an input method of efforts expended which depicts the transfer of value to the customer.

Statement of Operations:	Six Months Ended January 31, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net revenue	$421,356	$421,734	$(378)
Cost of revenue	345,613	345,960	(347)
Gross profit	75,743	75,774	(31)
Loss before income taxes	(16,602)	(16,571)	(31)
Net loss	(19,118)	(19,087)	(31)
Net loss attributable to common stockholders	$(20,191)	$(20,160)	$(31)
Basic and diluted net loss per share attributable to common stockholders:	$(0.33)	$(0.33)	$(0.00)

The impact to revenues for the six month period ended January 31, 2019 was a decrease of $0.4 million as a result of applying Topic 606 primarily related to the offset of previous quarters acceleration of revenue related to ModusLink’s supply chain management solutions arrangements for certain contracts with customers that under Topic 606 are being recognized over time based on an input method of efforts expended which depicts the transfer of value to the customer.

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

Inventories, net consisted of the following:

	January 31, 2019	July 31, 2018
	(In thousands)
Raw materials	$26,705	$23,208
Work-in-process	320	16,147
Finished goods	2,406	8,431

	$29,431	$47,786

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

(6) GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill of $257.1 million as of January 31, 2019 relates to the Company’s Direct Marketing reporting unit. The purchase price allocation, associated with the acquisition of IWCO Direct during December 2017, has been completed during the 12 months from the acquisition date. Adjustments made during the six months ended January 31, 2019 totaled $2.8 million which primarily related to the re-evaluation of equipment that was idle as of the purchase date.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of the acquisition:

	As Originally Reported	Adjustments	As Revised
	(In thousands)
Accounts receivable	$47,841	$(433)	$47,408
Inventory	27,165	5,829	32,994
Other current assets	7,427	3,197	10,624
Property and equipment	87,976	477	88,453
Intangible assets	210,920	2,330	213,250
Goodwill	259,085	(1,957)	257,128
Other assets	3,040	—	3,040
Accounts payable	(31,069)	—	(31,069)
Accrued liabilities and other current liabilities	(35,790)	(30,368)	(66,158)
Customer deposits	(7,829)	—	(7,829)
Deferred income taxes	(79,918)	2,755	(77,163)
Other liabilities	(19,627)	18,170	(1,457)

Total consideration	$469,221	$—	$469,221

The Company conducts its goodwill impairment test on July 31 of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. The Company’s goodwill of $257.1 million as of January 31, 2019 relates to the Company’s Direct Marketing reporting unit. There were no indicators of impairment identified related to the Company’s Direct Marketing reporting unit during the three months ended January 31, 2019.

Intangible assets, as of January 31, 2019, include trademarks and tradenames with a carrying balance of $12.8 million and customer relationships of $164.2 million. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset is being amortized on a double-declining basis over an estimated useful life of 15 years. Intangible assets deemed to have finite lives are amortized over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. An analysis was performed with no indicators of impairment identified for the company’s intangible assets at January 31, 2019.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table reflects the components of “Accrued expenses” and “Other current liabilities”:

	January 31, 2019	July 31, 2018
	(In thousands)
Accrued sales taxes	$21,704	$21,390
Accrued other taxes	6,430	8,414
Accrued compensation	28,029	25,603
Accrued interest	1,192	1,437
Accrued audit, tax and legal	2,977	3,264
Accrued contract labor	2,058	1,932
Accrued worker's compensation	5,292	6,126
Accrued other	20,656	20,260

	$88,338	$88,426

	January 31, 2019	July 31, 2018
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Customer postage deposits	10,440	12,638
Other	10,283	10,509

	$39,605	$42,029

As of January 31, 2019 and July 31, 2018, the Company had accrued pricing liabilities of approximately $18.9 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations or legal relief, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at January 31, 2019 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(8) DEBT

5.25% Convertible Senior Notes Payable

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes matured on March 1, 2019, at which time the balance due was paid in full (see note 21). The Notes bear interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014.

The Company valued the debt using similar nonconvertible debt as of the original issuance date of the Notes and bifurcated the conversion option associated with the Notes from the host debt instrument and recorded the conversion option of $28.1 million in stockholders’ equity prior to the allocation of debt issuance costs. The initial value of the equity component, which reflected the equity conversion feature, was equal to the initial debt discount. The resulting debt discount on the Notes was being accreted to interest expense at the effective interest rate over the estimated life of the Notes. The equity component was included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs of $3.4 million were allocated between the liability and equity components in proportion to the allocation of the proceeds. The issuance costs allocated to the liability component ($2.5 million) were capitalized as a reduction of the principal amount of the Notes payable on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Notes. The issuance costs allocated to the equity component was recorded as a reduction to additional paid-in capital.

During the six months ended January 31, 2019, the Company purchased $3.7 million in face value of the Notes in the open market at a purchase price of $3.7 million. The loss of $0.1 million on this transaction is presented as a component of other gains and losses. The fair value of the Company’s Notes payable, calculated as of the closing price of the traded securities, was $63.9 million and $66.7 million as of January 31, 2019 and July 31, 2018, respectively. This value does not represent the settlement value of these debt liabilities to the Company. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable are traded and their fair values are based upon traded prices as of the reporting dates. As of January 31, 2019 and July 31, 2018, the net carrying value of the Notes was $63.5 million and $64.5 million, respectively. As of January 31, 2019 and July 31, 2018, SPHG Holdings held $14.9 million principal amount of the Notes.

	January 31, 2019	July 31, 2018
	(In thousands)
Carrying amount of equity component (net of allocated debt issuance costs)	$26,961	$26,961
Principal amount of Notes	$63,925	$67,625
Unamortized debt discount	(430)	(2,843)
Unamortized debt issuance costs	(38)	(252)

Net carrying amount	$63,457	$64,530

As of January 31, 2019, the remaining period over which the unamortized discount will be amortized is 1 month.

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Interest expense related to contractual interest coupon	$856	$913	$1,646	$1,827
Interest expense related to accretion of the discount	1,260	1,076	2,311	2,117
Interest expense related to debt issuance costs	112	95	205	187

	$2,228	$2,084	$4,162	$4,131

During each of the three months ended January 31, 2019 and 2018, the Company recognized interest expense associated with the Notes of $2.2 million and $2.1 million, respectively. During the six months ended January 31, 2019 and 2018, the Company recognized interest expense associated with the Notes of $4.2 million and $4.1 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, is 13.9%. The Notes bear interest of 5.25%.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions, all as more fully described in the Credit Agreement. The Company believes that the Credit Agreement provides greater financial flexibility to the Company and the Borrowers and may enhance their ability to consummate one or several larger and/or more attractive acquisitions and should provide our clients and/or potential clients with greater confidence in the Company’s and the Borrowers’ liquidity. At January 31, 2019, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $4.6 million. During the three and six months ended January 31, 2019, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of January 31, 2019 and July 31, 2018, the Company did not have any balance outstanding on the PNC Bank credit facility.

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

At January 31, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. As of January 31, 2019 and July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of January 31, 2019 and July 31, 2018, the principal amount outstanding on the Term Loan was $387.0 million and $390.0 million, respectively. As of January 31, 2019 and July 31, 2018, the current and long-term net carrying value of the Term Loan was $386.0 million and $388.8 million, respectively.

	January 31, 2019	July 31, 2018
	(In thousands)
Principal amount outstanding on the Term Loan	$387,000	$390,000
Unamortized debt issuance costs	(1,025)	(1,162)

Net carrying value of the Term Loan	$385,975	$388,838

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

On June 18, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. The motions are fully briefed, and argument was held March 5, 2019. On March 5, 2019, the Court of Chancery heard oral argument on (i) the motion to dismiss the Reith complaint and (ii) Ladjevardian’s (see below) motion to intervene and stay. The Court took the motion to dismiss under advisement. Discovery is stayed pending a decision on the motions to dismiss. Because the litigation is at an early stage and motions to dismiss are pending, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, has denied liability, and intends to defend this litigation vigorously.

On January 18, 2019, Mohammad Ladjevardian, a purported shareholder, filed a verified complaint pursuant to 8 Del. C. § 220. The complaint seeks previously demanded books and records concerning the matters in Ladjevardian’s letters dated January 29, 2018, and August 21, 2018. The complaint does not seek money damages, but does request an award of reasonable attorneys’ fees and costs incurred in pursuing the action. Steel Connect filed an Answer on February 7, 2019. On February 20, 2019, the Court entered a scheduling order. Trial in this matter is scheduled for June 26, 2019. Ladjevardian moved to intervene in the Reith matter. On March 5, 2019, the Court took the motion under advisement and denied Ladjevardian’s motion to intervene.

(10) STOCKHOLDERS’ EQUITY

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

(11) OTHER GAINS (LOSSES), NET

The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(In thousands)
Foreign currency exchange losses	$(1,484)	$(1,436)	$(568)	$(2,071)
Gains, net on Trading Securities	—	—	—	1,876
Other, net	(178)	(281)	150	(100)

	$(1,662)	$(1,717)	$(718)	$(295)

The Company recorded foreign exchange losses of approximately $1.5 million and $1.4 million during the three months ended January 31, 2019 and 2018, respectively. For the three months ended January 31, 2019, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(1.1) million, $(0.9) million and $0.5 million in Corporate, Asia and Europe, respectively. For the three months ended January 31, 2018, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(2.3) million, $1.3 million and $(0.7) million in Corporate, Europe and Asia, respectively.

The Company recorded foreign exchange losses of approximately $0.6 million and $2.1 million during the six months ended January 31, 2019 and 2018, respectively. For the six months ended January 31, 2019, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.6 million, $(0.5) million and $(0.5) million in Corporate, Asia and Europe, respectively. For the six months ended January 31, 2018, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(2.2) million, $1.0 million and $(1.1) million in Corporate, Europe and Asia, respectively.

During the six months ended January 31, 2018, the Company recognized $2.7 million in net non-cash losses associated with its Trading Securities. During the six months ended January 31, 2018, the Company recognized $4.6 million in net cash gains associated with its Trading Securities.

(12) INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the six months ended January 31, 2019, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of January 31, 2019, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.7 million. As of July 31, 2018, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.6 million.

Uncertain Tax Positions

In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Condensed Consolidated Statements of Operations. As of January 31, 2019 and July 31, 2018, the liabilities for interest expense related to uncertain tax positions were $0.1 million. The Company has accrued $0.2 million for penalties related to income tax positions. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2013 through July 31, 2018. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2017 tax years remain subject to examination in most locations, while the Company’s 2005 through 2017 tax years remain subject to examination in most Asia locations.

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

The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $150.6 million, respectively, as of January 31, 2019. The Company’s ability to use its Tax Benefits would be substantially limited if the Company undergoes an “ownership change” (within the meaning of Section 382 of the Internal Revenue Code). The Tax Plan is intended to prevent an “ownership change” of the Company that would impair the Company ability to utilize its Tax Benefits.

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

The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m. on the date that the votes of the stockholders of the Company with respect to the Company’s next annual meeting or special meeting of stockholders are certified (which date will be no later than January 18, 2019 - the annual meeting or special meeting of stockholders did not take place prior to this date ), unless the continuation of the Tax Plan is approved by the affirmative vote of the majority of shares of Common Stock present at such meeting of stockholders (in which case clause (ii) will govern); (ii) 11:59 p.m., on January 18, 2021; (iii) the time at which the Rights are redeemed or exchanged as provided in the Tax Plan; and (iv) the time at which the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of Tax Benefits.

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

The Tax Cuts and Jobs Act

In December 2017, the Tax Cuts and Jobs Act, or the Tax Act (“TCJA”), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $280.4 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact to the Company’s income statement as a result of reduction in tax rates. The total provision of $280.4 million included a provision of $305.9 million to income tax expense for the Company and a benefit of $25.5 million to income tax expense for IWCO. As noted above, the net tax expense of $280.4 was offset completely by a corresponding reduction in the valuation allowance.

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

In December 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1. The Company did not record any adjustments in the year ended December 31, 2018 to provisional amounts that were material to its financial statements. As of December 31, 2018, the Company’s accounting treatment is complete.

(15) EARNINGS (LOSS) PER SHARE

The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three and six months ended January 31, 2019 and 2018:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income (loss)	$(11,753)	$59,818	$(19,118)	$54,581
Less: Preferred dividends on redeemable preferred stock	(536)	(270)	(1,073)	(270)

Net income (loss) attributable to common stockholders	(12,289)	59,548	(20,191)	54,311

Effect of dilutive securities:
5.25% Convertible Senior Notes	—	1,748	—	3,459
Redeemable preferred stock	—	259	—	259

Net income (loss) attributable to common stockholders after assumed conversions	$(12,289)	$61,555	$(20,191)	$58,029

Weighted average common shares outstanding	60,935	58,341	60,974	56,776
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible notes and convertible preferred stock	—	20,742	—	16,107

Weighted average number of common and potential common shares	60,935	79,083	60,974	72,883

Basic net earnings (loss) per share attributable to common stockholders:	$(0.20)	$1.02	$(0.33)	$0.96
Diluted net earnings (loss) per share attributable to common stockholders:	$(0.20)	$0.78	$(0.33)	$0.80

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

For both the three and six months ended January 31, 2019, approximately 28.9 million, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

For both the three and six months ended January 31, 2018, approximately 0.5 million common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(16) SHARE-BASED PAYMENTS

The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three and six months ended January 31, 2019 and 2018, which was allocated as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(In thousands)
Cost of revenue	$—	$1	$—	$12
Selling, general and administrative	(22)	7,104	770	7,385

	$(22)	$7,105	$770	$7,397

During December 2017, the Board, upon the recommendation of the Special Committee and the Human Resources and Compensation Committee of the Board (the “Compensation Committee”), approved equity grants to certain members of the Board, in each case effective upon the closing of the IWCO Acquisition and in consideration for current and future services to the Company.

At January 31, 2019, there was an immaterial amount unrecognized compensation cost related to Stock Options issued under the Company’s plans. At January 31, 2019, there was approximately $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(17) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.

Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2018	$6,348	$(3,795)	$181	$2,734
Foreign currency translation adjustment	332	—	—	332
Net unrealized holding gain on securities	—	—	(89)	(89)
Pension liability adjustments	—	(64)	—	(64)

Net current-period other comprehensive income (loss)	332	(64)	(89)	179

Accumulated other comprehensive income (loss) at January 31, 2019	$6,680	$(3,859)	$92	$2,913

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

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(In thousands)
Net revenue:
Americas	$16,709	$13,764	$34,149	$28,603
Asia	44,555	36,290	88,811	79,802
Europe	20,450	37,893	39,971	76,283
Direct Marketing	118,447	59,532	246,541	59,532
e-Business	6,062	6,259	11,884	12,040

	$206,223	$153,738	$421,356	$256,260

Operating income (loss):
Americas	$(3,193)	$(2,287)	$(4,019)	$(4,486)
Asia	5,367	15,723	10,495	19,892
Europe	(1,354)	(3,459)	(2,826)	(6,319)
Direct Marketing	6,695	(3,952)	11,462	(3,952)
e-Business	(961)	(1,346)	(2,109)	(2,791)

Total Segment operating income (loss)	6,554	4,679	13,003	2,344
Corporate-level activity	(4,428)	(10,382)	(7,341)	(11,877)

Total operating income (loss)	2,126	(5,703)	5,662	(9,533)

Total other expense	(12,474)	(8,200)	(22,264)	(8,721)

Loss before income taxes	$(10,348)	$(13,903)	$(16,602)	$(18,254)

For the three and six months ended January 31, 2018, the net revenue and operating loss associated with Direct Marketing is for the period from December 15, 2017 to January 31, 2018. For this period, the Direct Marketing operating loss includes certain purchase accounting adjustments associated with the IWCO acquisition.

	January 31, 2019	July 31, 2018
	(In thousands)
Total assets:
Americas	$21,886	$22,820
Asia	42,475	44,322
Europe	37,026	37,223
Direct Marketing	620,036	642,820
e-Business	15,266	15,758

Sub-total—segment assets	736,689	762,943
Corporate	74,355	64,107

	$811,044	$827,050

Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(In thousands)
Supply chain services	$81,714	$87,947	$162,931	$184,688
e-Business services	6,062	6,259	11,884	12,040
Direct Marketing	118,447	59,532	246,541	59,532

	$206,223	$153,738	$421,356	$256,260

As of January 31, 2019, approximately $95.2 million of the Company’s long-lived assets were located in the U.S.A. As of July 31, 2018, approximately $101.8 million of the Company’s long-lived assets were located in the U.S.A.

For the three months ended January 31, 2019, the Company’s net revenues within U.S.A., China and Netherlands were $136.3 million, $37.9 million and $14.4 million, respectively. For the three months ended January 31, 2018, the Company’s net revenues within U.S.A., China and Netherlands were $72.0 million, $28.2 million and $16.5 million, respectively.

For the six months ended January 31, 2019, the Company’s net revenues within U.S.A., China and Netherlands were $282.4 million, $74.5 million and $29.3 million, respectively. For the six months ended January 31, 2018, the Company’s net revenues within U.S.A., China and Netherlands were $87.1 million, $63.0 million and $31.8 million, respectively.

(19) RELATED PARTY TRANSACTIONS

As of January 31, 2019, SPHG Holdings and its affiliates beneficially owned approximately 52% of our outstanding capital stock which includes restricted stock held by Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, a Director and our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP. Jack L. Howard and William T. Fejes, Jr., directors of the Company, are also affiliated with Steel Holdings GP.

As of January 31, 2019, and July 31, 2018, SPHG Holdings held $14.9 million principal amount of the Company’s 5.25% Convertible Senior Notes On February 28, 2019, the Company issued a 7.5% Convertible Senior Unsecured Note in the amount of $14.9 million to SPHG Holdings (see note 21).

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

Management Services Agreement

On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC (“SP Corporate”), effective as of January 1, 2015 (as amended, the “Management Services Agreement”). SP Corporate was at the time of signing an indirect wholly owned subsidiary of Steel Partners Holdings L.P. and was a related party. Pursuant to the Management Services Agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services.

On September 1, 2017, the Company entered into a Third Amendment to the Management Services Agreement, with Steel Services Ltd. (“Steel Services”) a related party, which reduced the fixed monthly fee paid by the Company to Steel Services under the Management Services Agreement from $175,000 per month to $95,641 per month. The monthly fee is subject to review and adjustment by agreement between the Company and Steel Services for periods commencing in fiscal 2016 and beyond. Additionally, the Company may be required to reimburse Steel Services and its affiliates for all reasonable and necessary business expenses incurred on our behalf in connection with the performance of the services under the Management Services Agreement, including travel expenses. The Management Services Agreement provides that, under certain circumstances, the Company may be required to indemnify and hold harmless Steel Services and its affiliates and employees from any claims or liabilities by a third party in connection with activities or the rendering of services under the Management Services Agreement. Total expenses incurred related to this agreement for the three months ended January 31, 2019 and 2018 were $0.4 million and $0.5 million, respectively. Total expenses incurred related to this agreement for the six months ended January 31, 2019 and 2018 were $0.7 million and $0.8 million, respectively. As of January 31, 2019 and July 31, 2018, amounts due to Steel Services were $0.1 million and $0.2 million, respectively.

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

Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the Trading Securities. Mr. Howard, a director of the Company, is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the three and six months ended January 31, 2019 and 2018, Mutual Securities received an immaterial amount in commissions associated with these transactions.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets measured at fair value on a recurring basis as of January 31, 2019 and July 31, 2018, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	January 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$29,653	$29,653	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,186	$47,186	$—	$—

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

The following table presents the Company’s Notes payable not carried at fair value:

	January 31, 2019		July 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$63,457	$63,936	$64,530	$66,658	Level 1

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

(21) SUBSEQUENT EVENTS

On March 18, 2014, the Company entered an indenture with Wells Fargo Bank, National Association, as trustee relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the Notes). The Notes matured on March 1, 2019, with a balance due of $65.603 million, including interest to the March 1, 2019 maturity date. Included in the balance due was a Note held by SPHG Holdings in the principal amount of $14.9 million. The total $65.6 million balance due was paid in full by the Company from available cash on-hand, including the $14.9 million from the proceeds of the Steel Note Transaction entered into on February 28, 2019, and described below.

Steel Note Transaction

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the “Steel Note Purchase Agreement”) with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the “Steel Note”) (the “ Steel Note Transaction”).

On February 28, 2019, the Company issued the Steel Note in the amount of $14.9 million to SPHG Holdings. The Steel Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The Steel Note will mature on March 1, 2024 (the “Steel Note Maturity Date”), unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date.

The Company has the right to prepay the Steel Note at any time, upon 10 days’ prior written notice, in whole or in part, without penalty or premium, at a price equal to 100% of the then outstanding principal amount of the Steel Note plus accrued and unpaid interest. The Steel Note is an unsecured and unsubordinated obligation of the Company, and will rank equal in right of payment with the Company’s other unsecured and unsubordinated indebtedness, but will be effectively subordinated in right of payment to any existing and future secured indebtedness and liabilities to the extent of the value of the collateral securing those obligations, and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. The Steel Note contains other customary terms and conditions, including customary events of default.

At its election, the Company may pay some or all of the interest due on each Interest Payment Date by increasing the principal amount of the Steel Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the Steel Note referred to as (“PIK Interest”), with the remaining portion of the interest due on such Interest Payment Date (or, at the Company’s election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the Steel Note as a result of a payment of PIK Interest, the Steel Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest.

SPHG Holdings has the right to require the Company to repurchase the Steel Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the Steel Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the Steel Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold.

SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the Steel Note Maturity Date, to convert the Steel Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the Steel Note) per $1,000 principal amount of the Steel Note (the “Conversion Rate”)(subject to, and in accordance with, the settlement provisions of the Steel Note).

For any conversion of the Steel Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with NASDAQ Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the Steel Note prior to the relevant conversion date (or, if earlier, the 45th Scheduled trading day immediately preceding the Steel Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of Steel Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third Business Day immediately following the relevant conversion date.

The Company’s Board of Directors established a special committee (the “Special Committee”), consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction including SPHG Holdings. The terms and conditions of the Steel Note Transaction were determined by the Special Committee to be fair and in the best interests of the Company, and the Special Committee recommended that the Board approve the Steel Note Transaction and the transactions contemplated thereby. The Board approved such transactions. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Jack L. Howard and William T. Fejes, Jr., directors of the Company, are also affiliated with Steel Holdings GP. Glen Kassan, a Director and our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP.

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

Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as Adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, non-cash charge related to a fair value step-up to work-in-process inventory, share-based compensation, impairment, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses on investments in affiliates and impairments. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, financial services, MSO and insurance.

We have developed plans and will continue to monitor plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the three months ended January 31, 2019 and 2018, our gross margin percentage was 18.2% and 10.3%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, drive process and efficiency reforms and other actions designed to improve the productivity of our operations.

Historically, a limited number of key clients had accounted for a significant percentage of our revenue. For the three months ended January 31, 2019, the Company’s ten largest clients accounted for approximately 48.5% of consolidated net revenue. One client from the computing market accounted for more than 10% of the Company’s consolidated net revenue for the three months ended January 31, 2019. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the three months ended January 31, 2019, the Company reported net revenue of $206.2 million, operating income of $2.1 million, loss before income taxes of $10.3 million and net loss of $11.8 million. For the six months ended January 31, 2019, the Company reported net revenue of $421.4 million, operating income of $5.7 million, loss before income taxes of $16.6 million and net loss of $19.1 million. For the three months ended January 31, 2018, the Company reported net revenue of $153.7 million, operating loss of $5.7 million, loss before income taxes of $13.9 million and net income of $59.8 million. For the six months ended January 31, 2018, the Company reported net revenue of $256.3 million, operating loss of $9.5 million, loss before income taxes of $18.3 million and net income of $54.6 million. At January 31, 2019, we had cash and cash equivalents of $92.9 million, and working capital of $(7.9) million.

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

Results of Operations

Three months ended January 31, 2019 compared to the three months ended January 31, 2018

Net Revenue:

	Three Months Ended January 31, 2019	As a % of Total Net Revenue	Three Months Ended January 31, 2018	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$16,709	8.1%	$13,764	9.0%	$2,945	21.4%
Asia	44,555	21.6%	36,290	23.6%	8,265	22.8%
Europe	20,450	9.9%	37,893	24.6%	(17,443)	(46.0%)
Direct Marketing	118,447	57.4%	59,532	38.7%	58,915	99.0%
e-Business	6,062	3.0%	6,259	4.1%	(197)	(3.1%)

Total	$206,223	100.0%	$153,738	100.0%	$52,485	34.1%

Net revenue increased by approximately $52.5 million during the three months ended January 31, 2019, as compared to the same period in the prior year. The change in net revenue was driven by the increase in revenue associated with the acquisition of IWCO in December 2017, offset primarily by decreased revenues from a client in the consumer electronics industry. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended January 31, 2019 as compared to the same period in the prior year.

During the three months ended January 31, 2019, net revenue in the Americas region increased by approximately $2.9 million. This increase in net revenue was primarily driven by clients in the computing market, offset partially by a decrease in revenue from clients in the consumer electronics market. Within the Asia region, the net revenue increase of approximately $8.3 million primarily resulted from higher revenues from programs in the computing and consumer electronics markets, offset partially by lower revenues from other clients in the consumer electronics industries. Within the Europe region, net revenue decreased by approximately $17.4 million primarily due to a client loss in the consumer electronics industry. The loss of this client did not have a significant negative affect on income from operations. Net revenue for e-Business remained consistent for the three-month period.

Cost of Revenue:

	Three Months Ended January 31, 2019	As a % of Segment Net Revenue	Three Months Ended January 31, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$18,506	110.8%	$14,332	104.1%	$4,174	29.1%
Asia	35,453	79.6%	28,942	79.8%	6,511	22.5%
Europe	19,490	95.3%	37,787	99.7%	(18,297)	(48.4%)
Direct Marketing	89,930	75.9%	51,251	86.1%	38,679	75.5%
e-Business	5,301	87.4%	5,603	89.5%	(302)	(5.4%)

Total	$168,680	81.8%	$137,915	89.7%	$30,765	22.3%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended January 31, 2019 included materials procured on behalf of our supply-chain clients of $50.4 million, as compared to $55.0 million for the same period in the prior year, a decrease of $4.6 million. Total cost of revenue increased by $30.8 million for the three months ended January 31, 2019, as compared to the same period in the prior year, primarily due to the increase in cost of revenue associated with the acquisition of IWCO, partially offset by lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. Gross margin percentage for the current quarter increased to 18.2% from 10.3% in the prior year quarter, primarily due to the acquisition of IWCO. For the three months ended January 31, 2019, the Company’s gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments were -10.8%, 20.4%, 4.7% and 24.1%, respectively, as compared to gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments of -4.1%, 20.2%, 0.3% and 13.9%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended January 31, 2019.

In the Americas, the 6.7 percentage point decrease in gross margin, from -4.1% to -10.8%, was primarily due to a favorable shift in volumes offset by an increase in material and labor costs and certain client exit costs. In Asia, the 0.2 percentage point increase in gross margin, from 20.2% to 20.4%, was primarily due to product mix. In Europe, the 4.4 percentage point increase in gross margin, from 0.3% to 4.7%, was attributable to a decline in the cost of materials associated with a client loss in the consumer electronics industry. Direct Marketing’s gross margins increased by 10.2 percentage points, from 13.9% to 24.1%, primarily due to a $7.0 million non-cash charge related to a fair value “step-up” to work-in-process inventory which was recorded during the three months ended January 31, 2018. The gross margin for e-Business was 12.6% for the three months ended January 31, 2019 as compared to 10.5% for the same period of the prior year. This increase of 2.1 percentage points was due to a favorable revenue mix.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2019	As a % of Segment Net Revenue	Three Months Ended January 31, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$1,396	8.4%	$1,719	12.5%	$(323)	(18.8%)
Asia	3,820	8.6%	4,317	11.9%	(497)	(11.5%)
Europe	2,314	11.3%	3,565	9.4%	(1,251)	(35.1%)
Direct Marketing	14,031	11.8%	8,126	13.6%	5,905	72.7%
e-Business	1,722	28.4%	2,002	32.0%	(280)	(14.0%)
Sub-total	23,283	11.3%	19,729	12.8%	3,554	18.0%
Corporate-level activity	4,428		10,382		(5,954)	(57.3%)

Total	$27,711	13.4%	$30,111	19.6%	$(2,400)	(8.0%)

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended January 31, 2019 decreased by approximately $2.4 million compared to the three months period ended January 31, 2018, primarily due to lower share-based compensation expense ($7.1 million) which was recorded as part of Corporate-level-activity, lower professional fees ($1.1 million), lower employee related costs ($0.4 million), offset by the additional selling, general and administrative expenses associated with the Direct Marketing segment ($5.9 million), as well as other general and administrative costs. Direct Marketing expenses represent three months of expenses for January 31, 2019 as opposed to 1.5 months in fiscal year 2018, as the acquisition of IWCO was completed December 15, 2017. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended January 31, 2019.

Amortization of Intangible Assets:

The intangible asset amortization of $7.8 million and $4.1 million, respectively, during the three months ended January 31, 2019 and 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years.

Interest Income/Expense:

During the three months ended January 31, 2019 and 2018, interest expense totaled approximately $11.0 million and $6.6 million, respectively. The increase in interest expense is primarily due to the additional debt associated with the acquisition of IWCO.

Other Gains (Losses), net:

The Company recorded foreign exchange losses of approximately $(1.5) million and $(1.4) million during the three months ended January 31, 2019 and 2018, respectively. For the three months ended January 31, 2019, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(1.1) million, $(0.9) million and $0.5 million in Corporate, Asia and Europe, respectively. For the three months ended January 31, 2018, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(2.3) million, $1.3 million and $(0.7) million in Corporate, Europe and Asia, respectively.

Income Tax Expense:

During the three months ended January 31, 2019, the Company recorded income tax expense of approximately $1.4 million, as compared to income tax benefit of $73.5 million for the same period in the prior fiscal year. The income tax benefit in the prior year quarter is related to the reduction of the Company’s valuation allowance associated with the IWCO acquisition of approximately $79.9 million, partially offset by income tax expense in certain jurisdictions where the Company operates, using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Results of Operations

Six months ended January 31, 2019 compared to the six months ended January 31, 2018

Net Revenue:

	Six Months Ended January 31, 2019	As a % of Total Net Revenue	Six Months Ended January 31, 2018	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$34,149	8.1%	$28,603	11.2%	$5,546	19.4%
Asia	88,811	21.1%	79,802	31.1%	9,009	11.3%
Europe	39,971	9.5%	76,283	29.8%	(36,312)	(47.6%)
Direct Marketing	246,541	58.5%	59,532	23.2%	187,009	314.1%
e-Business	11,884	2.8%	12,040	4.7%	(156)	(1.3%)

Total	$421,356	100.0%	$256,260	100.0%	$165,096	64.4%

Net revenue increased by approximately $165.1 million during the six months ended January 31, 2019, as compared to the same period in the prior year. The change in net revenue was driven by the increase in revenue associated with the acquisition of IWCO in December 2017, offset primarily by decreased revenues from a client in the consumer electronics industry, which did not have a significant negative affect on income from operations. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the six months ended January 31, 2019 as compared to the same period in the prior year.

During the six months ended January 31, 2019, net revenue in the Americas region increased by approximately $5.5 million. This increase in net revenue was primarily driven by clients in the computing market, offset partially by a decrease in revenue from clients in the consumer electronics market. Within the Asia region, the net revenue increase of approximately $9.0 million primarily resulted from higher revenues from programs in the computing and consumer electronics markets, offset partially by lower revenues from other clients in the consumer electronics industries. Within the Europe region, net revenue decreased by approximately $36.3 million primarily due to a client loss in the consumer electronics industry. Net revenue for e-Business remained consistent for the three month period.

Cost of Revenue:

	Six Months Ended January 31, 2019	As a % of Segment Net Revenue	Six Months Ended January 31, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$35,371	103.6%	$29,634	103.6%	$5,737	19.4%
Asia	70,948	79.9%	63,967	80.2%	6,981	10.9%
Europe	38,178	95.5%	75,515	99.0%	(37,337)	(49.4%)
Direct Marketing	190,611	77.3%	51,251	86.1%	139,360	271.9%
e-Business	10,505	88.4%	10,996	91.3%	(491)	(4.5%)

Total	$345,613	82.0%	$231,363	90.3%	$114,250	49.4%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the six months ended January 31, 2019 included materials procured on behalf of our supply-chain clients of $99.3 million, as compared to $115.6 million for the same period in the prior year, a decrease of $16.3 million. Total cost of revenue increased by $114.3 million for the six months ended January 31,

2019, as compared to the same period in the prior year, primarily due to the increase in cost of revenue associated with the acquisition of IWCO, partially offset by lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. Gross margin percentage for the current quarter increased to 18.0% from 9.7% in the prior year quarter, primarily due to the acquisition of IWCO. For the six months ended January 31, 2019, the Company’s gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments were -3.6%, 20.1%, 4.5% and 22.7%, respectively, as compared to gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments of -3.6%, 19.8%, 1.0% and 13.9%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended January 31, 2019.

In the Americas, the gross margin remained consistent, which was primarily due to a favorable shift in volumes offset by an increase in material, labor and certain client exit costs. In Asia, the 0.3 percentage point increase in gross margin, from 19.8% to 20.1%, was primarily due to product mix. In Europe, the 3.5 percentage point increase in gross margin, from 1.0% to 4.5%, was attributable to a decline in the cost of materials associated with a client loss in the consumer electronics industry. Direct Marketing’s gross margins increased by 8.8 percentage points, from 13.9% to 22.7%, primarily due to a $7.0 million non-cash charge related to a fair value “step-up” to work-in-process inventory which was recorded during the six months ended January 31, 2018. The gross margin for e-Business was 11.6% for the six months ended January 31, 2019 as compared to 8.7% for the same period of the prior year. This increase of 2.9 percentage points was due to a favorable reduction in labor costs.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2019	As a % of Segment Net Revenue	Six Months Ended January 31, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$2,797	8.2%	$3,455	12.1%	$(658)	(19.0%)
Asia	7,453	8.4%	8,635	10.8%	(1,182)	(13.7%)
Europe	4,619	11.6%	7,087	9.3%	(2,468)	(34.8%)
Direct Marketing	28,578	11.6%	8,126	13.6%	20,452	251.7%
e-Business	3,488	29.4%	3,835	31.9%	(347)	(9.0%)

Sub-total	46,935	11.1%	31,138	12.2%	15,797	50.7%
Corporate-level activity	7,341		11,877		(4,536)	(38.2%)

Total	$54,276	12.9%	$43,015	16.8%	$11,261	26.2%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the six months ended January 31, 2019 increased by approximately $11.3 million compared to the six months period ended January 31, 2018, primarily due to additional selling, general and administrative expenses associated with the Direct Marketing segment ($20.5 million), offset by lower share-based compensation expense ($6.6 million) which was recorded as part of Corporate-level-activity, lower professional fees ($2.1 million), lower employee related costs ($1.1 million), as well as other general and administrative costs. Direct Marketing expenses represent of a full six months of expenses in fiscal year 2019 as opposed to 1.5 months in fiscal year 2018. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the quarter ended January 31, 2019.

Amortization of Intangible Assets:

The intangible asset amortization of $15.9 million and $4.1 million, respectively, during the six months ended January 31, 2019 and 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO on December 15, 2017. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight-line basis over a 3 year estimated useful life. The customer relationship intangible asset is being amortized on a double-declining basis over an estimated useful life of 15 years.

Interest Income/Expense:

During the six months ended January 31, 2019 and 2018, interest income was $0.5 million and $0.3 million, respectively.

During the six months ended January 31, 2019 and 2018, interest expense totaled approximately $22.0 million and $8.7 million, respectively. The increase in interest expense primarily due to the additional debt associated with the acquisition of IWCO.

Other Gains (Losses), net:

The Company recorded foreign exchange losses of approximately $0.6 million and $2.1 million during the six months ended January 31, 2019 and 2018, respectively. For the six months ended January 31, 2019, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $0.6 million, $(0.5) million and $(0.5) million in Corporate, Asia and Europe, respectively. For the six months ended January 31, 2018, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(2.2) million, $1.0 million and $(1.1) million in Corporate, Europe and Asia, respectively.

During the six months ended January 31, 2018, the Company recognized $2.7 million in net non-cash losses associated with its Trading Securities. During the six months ended January 31, 2018, the Company recognized $4.6 million in net cash gains associated with its Trading Securities.

Income Tax Expense:

During the six months ended January 31, 2019, the Company recorded income tax expense of approximately $2.5 million. During the six months ended January 31, 2018, the Company recorded income tax benefit of approximately $72.4 million. The income tax benefit during the six months ended January 31, 2018 is related to the reduction of the Company’s valuation allowance associated with the IWCO acquisition of approximately $79.9 million partially offset by income tax expense in certain jurisdictions where the Company operates, using the enacted tax rates in those jurisdictions.

The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of January 31, 2019, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $92.9 million. The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $11.6 million at January 31, 2019, of which approximately $2.4 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Due to the changes reflected in the new tax law there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.

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

The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. The Credit Agreement requires compliance with certain financial covenants providing for maintenance of specified liquidity, maintenance of a minimum fixed charge coverage ratio and/or maintenance of a maximum leverage ratio following the occurrence of certain events and/or prior to taking certain actions. For greater clarity, if the undrawn availability, as more fully described in the Credit Agreement, is either equal to or less than $10.0 million, or the aggregate principal balance of the loans plus the undrawn amount of all letters of credit in each case outstanding on any date is equal to or greater than $30.0 million; then compliance with the minimum fixed charge coverage ratio is required. If triggered, the minimum fixed charge coverage ratio to be maintained, as of the end of each fiscal month, for the trailing period of twelve consecutive fiscal months then ended, would be not less than 1.0 to 1.0. During the quarter ended January 31, 2019, the Company did not meet the criteria that would cause its financial covenants to be applicable. As of January 31, 2019 and July 31, 2018, the Company did not have any balance outstanding on the PNC Bank credit facility. At January 31, 2019, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $4.6 million.

On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee (the “Trustee”), relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). The Notes bore interest at the rate of 5.25% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2014. The Notes matured on March 1, 2019, at which time the balance due was paid in full.

During the six months ended January 31, 2019, the Company purchased $3.7 million in face value of the Notes in the open market at a purchase price of $3.7 million. The loss of $0.1 million on this transaction is presented as a component of other gains and losses. As of January 31, 2019 and July 31, 2018, the net carrying value of the Notes was $63.5 million and $64.5 million, respectively. As of January 31, 2019 and July 31, 2018, “SPHG Group Holdings LLC (“SPHG Holdings”) held $14.9 million principal amount of the Notes.

As previously mentioned the Notes matured on March 1, 2019. The balance due was $65.6 million including interest to the March 1st date. Included in the balance due was a Note held by SPH Group Holdings LLC in the principal amount of $14.9 million. The total amount was paid in full from available cash on hand including the $14.9 million from the proceeds of the SPHG Holdings Note.

On December 15, 2017, MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“MLGS”), entered into a Financing Agreement (the Financing Agreement), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as Borrower), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the Guarantors), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the acquisition of IWCO, as described above, Borrower became the borrower under the Financing Agreement

The Financing Agreement provides for $393.0 million term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Facility”) (together, the Cerberus Credit Facility). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower’s option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1.5 million and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO’s subsidiaries. The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the twelve month ended January 31, 2019, the Company did not trigger any of these covenants. During the first quarter of fiscal year 2017, the Company adopted ASU No. 2015-03. As such, the debt issuance costs are capitalized as a reduction of the principal amount of Term Loan on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Term Loan. As of January 31, 2019 and July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of January 31, 2019 and July 31, 2018, the principal amount outstanding on the Term Loan was $387.0 million and $390.0 million, respectively. As of January 31, 2019 and July 31, 2018, the current and long-term net carrying value of the Term Loan was $386.0 million and $388.8 million, respectively.

Consolidated working capital (deficit) was $(7.9) million at January 31, 2019, compared with $(12.1) million at July 31, 2018. Included in working capital were cash and cash equivalents of $92.9 million at January 31, 2019 and $92.1 million at July 31, 2018. The working capital deficit is driven by classification of the Company’s convertible notes as current liabilities.

Net cash provided by operating activities was $15.5 million for the six months ended January 31, 2019, as compared to net cash provided by operating activities of $5.0 million for the six months ended January 31, 2018. The $10.5 million increase in net cash provided by operating activities as compared with the same period in the prior year was primarily due to the cash provided by the operating activities of IWCO subsequent to its acquisition, as well as, a reduction in the cash used in the operating activities of ModusLink Corporation. During the six months ended January 31, 2019, non-cash items within net cash provided by operating activities included depreciation expense of $10.5 million, amortization of intangible assets of $15.9 million, amortization of deferred financing costs of $0.5 million, accretion of debt discount of $2.3 million, impairment of long-lived assets of $0.4 million, share-based compensation of $0.8 million and other losses, net, of $0.7 million. During the six months ended January 31, 2018, non-cash items within net cash provided by operating activities included depreciation expense of $5.6 million, amortization of intangible assets of $4.1, amortization of deferred financing costs of $0.4 million, accretion of debt discount of $2.1 million, share-based compensation of $7.4 million, non-cash gains, net, of $12.4 million and gains on investments in affiliates of $0.4 million.

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

Investing activities used cash of $8.9 million and $443.8 million during the six months ended January 31, 2019 and 2018, respectively. The $8.9 million of cash used in investing activities during the six months ended January 31, 2019 was primarily comprised of $9.0 million in capital expenditures. The $443.8 million of cash used in investing activities during the six months ended January 31, 2018 was primarily comprised of $469.2 in payments associated with the acquisition of IWCO, $9.3 million in capital expenditures, offset by $20.6 million in proceeds associated with the sale of property and equipment, $13.8 in proceeds from the sale of Trading Securities and $0.4 million in proceeds from investments in affiliates.

Financing activities provided (used) cash of $(7.8) million and $432.6 million during the six months ended January 31, 2019 and 2018, respectively. The $7.8 million of cash used in financing activities during the six months ended January 31, 2019 was primarily comprised of $3.0 million in payments of long-term debt, $1.1 million in payment of preferred dividends and $3.7 million in purchase of the Company’s Convertible Notes. The $432.6 million of cash provided by financing activities during the six months ended January 31, 2018 was primarily comprised of $393.0 million in net proceeds from the Term Loan associated with the IWCO Acquisition, $35.0 million in proceeds associated with the issuance of convertible preferred stock and $6.0 million in proceeds from the revolving line of credit.

At January 31, 2019 and July 31, 2018, the Company had cash and cash equivalents of $92.9 million and $92.1 million, respectively. At January 31, 2019, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $4.6 million. At January 31, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. Per the Cerberus Credit Facility, IWCO is permitted to make distributions to the Parent, Steel Connect, Inc., an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by the Parent. The Parent is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” As of January 31, 2019, the Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement with PNC Bank and the Financing Agreement to which certain of its subsidiaries are a party, to repay or restructure its the Notes, and that it will be able to obtain cash through its current credit facilities and through securitization of certain trade receivables.

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

Contractual Obligations

A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2018 and January 31, 2019. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.7 million as of January 31, 2019. The Company is unable to reasonably estimate the amount or timing of payments for the liability.

From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2019, the Company had no recorded liabilities with respect to these arrangements.

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

During the six months ended January 31, 2019, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

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

Interest Rate Risk

At January 31, 2019, the Company did not have an outstanding balance under its PNC Bank Credit Facility and the Company did not have any open derivative positions with respect to its borrowing arrangements. As of January 31, 2019, the Company did not have an outstanding balance on the Revolving Facility. As of January 31, 2019, the principal amount outstanding on the Term Loan was $387.0 million.

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

Foreign Currency Risk

The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. From time to time, the Company has used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of January 31, 2019 and July 31, 2018, there were no foreign currency forward contracts outstanding.

Revenues from our foreign operating segments accounted for approximately 31.5% and 48.2% of total revenues during the three months ended January 31, 2019 and 2018, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.

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

The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended January 31, 2019 and 2018, we recorded a foreign currency translation gain of approximately $1.9 million and $3.7 million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three months ended January 31, 2019 and 2018, we recorded net realized and unrealized foreign currency transaction and remeasurement losses of approximately $1.5 million and $1.4 million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below as well as previously disclosed in internal controls over financial reporting as reported in the Company’s 10-K for the period ended July 31, 2018, as filed with the SEC on December 4, 2018, our disclosure controls and procedures were not effective as of July 31, 2018 and January 31, 2019.

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

Management believes the measures described above and others that will be implemented will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. The material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company and its outside legal counsel are working to have the material weakness remediated as soon as possible. The Company is committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or decide to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

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

Except as described in the preceding paragraph, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 18, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. The motions are fully briefed, and argument was held March 5, 2019. On March 5, 2019, the Court of Chancery heard oral argument on (i) the motion to dismiss the Reith complaint and (ii) Ladjevardian’s (see below) motion to intervene and stay. The Court took the motion to dismiss under advisement. Discovery is stayed pending a decision on the motions to dismiss. Because the litigation is at an early stage and motions to dismiss are pending, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, has denied liability, and intends to defend this litigation vigorously.

On January 18, 2019, Mohammad Ladjevardian, a purported shareholder, filed a verified complaint pursuant to 8 Del. C. § 220. The complaint seeks previously demanded books and records concerning the matters in Ladjevardian’s letters dated January 29, 2018, and August 21, 2018. The complaint does not seek money damages, but does request an award of reasonable attorneys’ fees and costs incurred in pursuing the action. Steel Connect filed an Answer on February 7, 2019. On February 20, 2019, the Court entered a scheduling order. Trial in this matter is scheduled for June 26, 2019. Ladjevardian moved to intervene in the Reith matter. On March 5, 2019, the Court took the motion under advisement and denied Ladjevardian’s motion to intervene.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Note applicable.

Item  5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of 7.50% Convertible Senior Note due 2024 issued by Steel Connect, Inc. to SPH Group Holdings LLC., is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2019.

10.1	7.50% Convertible Senior Note Due 2024 Purchase Agreement, dated as of February 28, 2019, by and between Steel Connect, Inc. and SPH Group Holdings LLC., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2019.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2019 and July 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2019 and 2018 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2019 and 2018 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
±	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: March 11, 2019	By:	/S/ LOUIS J. BELARDI
Louis J. Belardi
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)