Form 10-Q
period 2019-04-30
Steel Connect, Inc.
filed 2019-06-06
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35319
_______________________
Steel Connect, Inc.
(Exact name of registrant as specified in its charter)
_______________________

Delaware (State or other jurisdiction of incorporation or organization)	04-2921333 (I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 170 Waltham, Massachusetts (Address of principal executive offices)	02451 (Zip Code)
(781) 663-5000
(Registrant’s telephone number, including area code)
(Former name or former address, if changed since last report.)
_______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	STCN	NASDAQ Global Select
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 1, 2019, there were 61,802,196 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	April 30, 2019	July 31, 2018
ASSETS
Cash and cash equivalents	$20,364	$92,138
Accounts receivable, trade, net of allowance for doubtful accounts of $468 and $480 at April 30, 2019 and July 31, 2018, respectively	113,204	99,254
Inventories, net	25,404	47,786
Restricted cash	10,070	11,688
Prepaid expenses and other current assets	33,399	13,415
Total current assets	202,441	264,281
Property and equipment, net	97,260	106,632
Goodwill	257,128	254,352
Other intangible assets, net	169,796	192,964
Other assets	8,125	8,821
Total assets	$734,750	$827,050
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY
Accounts payable	$83,234	$78,212
Accrued expenses	77,713	88,426
Restricted cash	10,070	11,688
Current portion of long-term debt	5,729	5,727
Other current liabilities	43,753	42,029
Convertible Notes payable	—	50,274
Total current liabilities	220,499	276,356
Convertible Notes payable	7,022	14,256
Long-term debt, excluding current portion	369,938	383,111
Other long-term liabilities	9,707	10,507
Total long-term liabilities	386,667	407,874
Total liabilities	607,166	684,230
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at April 30, 2019 and July 31, 2018	35,198	35,192
Stockholders’ equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at April 30, 2019 and July 31, 2018; zero shares issued and outstanding at April 30, 2019 and July 31, 2018	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 61,802,196 issued and outstanding shares at April 30, 2019; 60,742,859 issued and outstanding shares at July 31, 2018	618	608
Additional paid-in capital	7,477,234	7,467,855
Accumulated deficit	(7,387,774)	(7,363,569)
Accumulated other comprehensive income	2,308	2,734
Total stockholders’ equity	92,386	107,628
Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$734,750	$827,050
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net revenue	$194,003	$193,921	$615,359	$450,181
Cost of revenue	157,142	154,916	502,755	386,279
Gross profit	36,861	39,005	112,604	63,902
Operating expenses
Selling, general and administrative	27,426	29,661	81,702	72,676
Amortization of intangible assets	7,278	7,964	23,168	12,071
Gain on sale of property	—	—	(85)	(12,692)
Total operating expenses	34,704	37,625	104,785	72,055
Operating income (loss)	2,157	1,380	7,819	(8,153)
Other income (expense):
Interest income	22	174	517	430
Interest expense	(10,294)	(10,680)	(32,335)	(19,362)
Other losses, net	(114)	(692)	(832)	(987)
Total other expense	(10,386)	(11,198)	(32,650)	(19,919)
Loss before income taxes	(8,229)	(9,818)	(24,831)	(28,072)
Income tax expense (benefit)	1,420	715	3,956	(71,719)
Gains on investments in affiliates, net of tax	(22)	(200)	(42)	(601)
Net income (loss)	(9,627)	(10,333)	(28,745)	44,248
Less: Preferred dividends on redeemable preferred stock	(525)	(529)	(1,598)	(799)
Net income (loss) attributable to common stockholders	$(10,152)	$(10,862)	$(30,343)	$43,449
Basic net earnings (loss) per share attributable to common stockholders:	$(0.17)	$(0.18)	$(0.50)	$0.75
Diluted net earnings (loss) per share attributable to common stockholders:	$(0.17)	$(0.18)	$(0.50)	$0.63
Weighted average common shares used in:
Basic earnings per share	61,393	60,076	61,111	58,281
Diluted earnings per share	61,393	60,076	61,111	78,934
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net income (loss)	$(9,627)	$(10,333)	$(28,745)	$44,248
Other comprehensive income (loss):
Foreign currency translation adjustment	(608)	(1,411)	(276)	2,515
Net unrealized holding gain (loss) on securities, net of tax	3	(26)	(86)	(10)
Pension liability adjustments, net of tax	—	—	(64)	26
Other comprehensive gain (loss)	(605)	(1,437)	(426)	2,531
Comprehensive income (loss)	$(10,232)	$(11,770)	$(29,171)	$46,779
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2018	60,742,859	$608	$7,467,855	$(7,363,569)	$2,734	$107,628
Net loss	—	—	—	(28,745)	—	(28,745)
Effect of adoption of accounting standards	—	—	—	6,138	—	6,138
Equity portion of convertible note	—	—	8,200	—	—	8,200
Preferred dividends	—	—	—	(1,598)	—	(1,598)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	13,794	—	15	—	—	15
Restricted stock grants	1,045,543	10	(10)	—	—	—
Share-based compensation	—	—	1,174	—	—	1,174
Other comprehensive items	—	—	—	—	(426)	(426)
Balance at April 30, 2019	61,802,196	$618	$7,477,234	$(7,387,774)	$2,308	$92,386

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2017	55,555,973	$556	$7,457,051	$(7,398,949)	$4,313	$62,971
Net loss	—	—	—	44,248	—	44,248
Preferred dividends	—	—	—	(799)	—	(799)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	6,703	—	3	—	—	3
Restricted stock grants	5,225,806	52		—	—	47
Restricted stock forfeitures	(49,382)	—	—	—	—	—
Share-based compensation	—	—	9,657	—	—	9,657
Other comprehensive items	—	—	—	—	2,531	2,531
Balance at April 30, 2018	60,739,100	$608	$7,466,706	$(7,355,500)	$6,844	$118,658

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(28,745)	$44,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,331	11,388
Amortization of intangible assets	23,168	12,071
Amortization of deferred financing costs	703	748
Accretion of debt discount	2,741	3,230
Impairment of long-lived assets	469	—
Share-based compensation	1,174	9,657
Other (gains) losses, net	832	(13,137)
Gains on investments in affiliates and impairments	(42)	(601)
Changes in operating assets and liabilities
Accounts receivable, net	(15,111)	30,600
Inventories, net	859	16,350
Prepaid expenses and other current assets	3,548	1,483
Accounts payable and accrued expenses	(2,795)	(32,508)
Refundable and accrued income taxes, net	(2,059)	9,123
Deferred tax assets and liabilities	1,563	(75,775)
Other assets and liabilities	(6,252)	(13,882)
Net cash provided by (used in) operating activities	(3,616)	2,995
Cash flows from investing activities:
Payments to acquire business	—	(469,221)
Additions to property and equipment	(11,840)	(13,610)
Proceeds from the disposition of property and equipment	19	20,747
Proceeds from the sale of trading securities	—	13,775
Proceeds from investments in affiliates	42	601
Net cash used in investing activities	(11,779)	(447,708)
Cash flows from financing activities:
Proceeds from long-term debt	—	393,000
Proceeds from issuance of preferred stock	—	35,000
Proceeds from issuance of Convertible Note	14,940	—
Proceeds from revolving line of credit, net	10,000	6,000
Payments on maturity of Convertible Notes	(63,925)	—
Payment of long-term debt	(13,376)	(1,500)
Payment of deferred financing costs	—	(1,334)
Payment of preferred dividends	(1,598)	(612)
Purchase of the Company's Convertible Notes	(3,700)	—
Repayments on capital lease obligations	(114)	(178)
Proceeds from issuance of common stock	15	3
Net cash provided by (used in) financing activities	(57,758)	430,379
Net effect of exchange rate changes on cash, cash equivalents, and restricted cash	(239)	714
Net decrease in cash, cash equivalents, and restricted cash	(73,392)	(13,620)
Cash, cash equivalents, and restricted cash, beginning of period	103,826	124,124
Cash, cash equivalents, and restricted cash, end of period	$30,434	$110,504
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
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions, and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include cash and cash equivalents, a credit agreement with PNC Bank (the “Credit Agreement”) the possible securitization of European and domestic trade receivables, the revolving credit facility and cash, if any, provided by operating activities.
At April 30, 2019 and July 31, 2018, the Company had cash and cash equivalents of $20.4 million and $92.1 million, respectively. As of April 30, 2019, the Company had a deficiency in working capital which was primarily driven by the Company's $10.0 million outstanding on the revolving credit facility, accrued pricing liabilities which the Company believes will not require a cash outlay in the next twelve months and the additional liabilities assumed because of the acquisition of IWCO Direct during December 2017 (the "IWCO Acquisition"). At April 30, 2019, the Company had a readily available borrowing capacity under its revolving credit and security agreement with PNC Bank, National Association of $12.5 million. At April 30, 2019, IWCO had a readily available borrowing capacity under its revolving credit facility by and among MLGS Merger Company, Inc. (“MLGS”), Instant Web, LLC and Cerberus Business Finance, LLC of $15.0 million. Per that certain financing agreement by and among MLGS, Instant Web, LLC, IWCO and Cerberus Business Finance, LLC (the “Financing Agreement”) and the credit facilities provided thereunder, IWCO is permitted to make distributions to Steel Connect, an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by Steel Connect. Steel Connect is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” The Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement and the Financing Agreement to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current credit facilities and through securitization of certain trade receivables, if needed. As discussed below, the Company's 5.25% Convertible Senior Notes (the "Notes") matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. The total $65.6 million balance due was paid in full by the Company from available cash on-hand and $14.9 million from the proceeds of the 7.50% Convertible Senior Note (the "SPHG Note") transaction entered into on February 28, 2019 (the "SPHG Note Transaction"). The Company’s historical operating results and working capital deficit indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company believes that the resources it has in place and has access to, as discussed above, are probable of occurring and mitigating the substantial doubt raised by the Company’s historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. However, the

Company cannot predict, with certainty, the outcome of its actions to generate liquidity, including the availability of additional debt refinancing or factoring of receivables, or whether such actions would generate the expected liquidity as currently planned.

(2)	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2018, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 4, 2018. The results for the three and nine months ended April 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the period ended April 30, 2019, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3)	RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606 or the new standard), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On August 1, 2018, the Company adopted this guidance and all the related amendments using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the Company’s assessment of the cumulative effect adjustment upon adoption. The Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The Company expects to adopt the provisions of this guidance on August 1, 2019, using a modified retrospective transition method without restating its prior fiscal year financial statements for comparable amounts. The Company has established an implementation team that has gathered and analyzed a significant portion of our lease contracts. Our implementation efforts include reviewing existing leases and service contracts, which may include embedded leases. Based on preliminary results of the process, which has not been completed, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our earnings or shareholders' equity. We expect that the recording of right-of-use assets and associated lease liabilities will have a significant effect on our condensed consolidated balance sheet; however, we are unable to determine an exact amount at this time. We are in the process of evaluating changes to our business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, we are continuing to assess any incremental disclosures that will be required in our consolidated financial statements.
In January 2017 the FASB issued ASU 2017, Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The revised guidance eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit’s carry amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has elected to early adopt this standard as of July 31, 2019, the Company’s fiscal year end. Its adoption is not expected to have an impact on the Company’s consolidated financial statements.

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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard was effective for interim and annual reporting periods beginning after December 15, 2018. We did not exercise the option to make this reclassification.

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

Disaggregation of Revenue
The following table presents the Company’s revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended April 30, 2019
	Americas	Asia	Europe	Direct Marketing	e- Business	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$17,164	$39,312	$16,747	$—	$4,285	$77,508
Perpetual software licenses	—	—	—	—	—	—
Marketing solutions offerings	—	—	—	116,006	—	116,006
Other	—	—	—	—	489	489
	$17,164	$39,312	$16,747	$116,006	$4,774	$194,003
Timing of Revenue Recognition
Goods transferred over time	$—	$—	$—	$116,006	$—	$116,006
Services transferred over time	17,164	39,312	16,747	—	4,774	77,997
	$17,164	$39,312	$16,747	$116,006	$4,774	$194,003
Total Revenue
Revenue from contracts with customers	$17,164	$39,312	$16,747	$116,006	$4,774	$194,003
	$17,164	$39,312	$16,747	$116,006	$4,774	$194,003
Over the three month period ended April 30, 2019, the Company had no revenue recognized at a point in time.

	Nine Months Ended April 30, 2019
	Americas	Asia	Europe	Direct Marketing	e- Business	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$51,313	$128,123	$56,718	$—	$15,146	$251,300
Perpetual software licenses	—	—	—	—	—	—
Marketing solutions offerings	—	—	—	362,547	—	362,547
Other	—	—	—	—	1,512	1,512
	$51,313	$128,123	$56,718	$362,547	$16,658	$615,359
Timing of Revenue Recognition
Goods transferred over time	$—	$—	$—	$362,547	$—	$362,547
Services transferred over time	51,313	128,123	56,718	—	16,658	252,812
	$51,313	$128,123	$56,718	$362,547	$16,658	$615,359
Total Revenue
Revenue from contracts with customers	$51,313	$128,123	$56,718	$362,547	$16,658	$615,359
	$51,313	$128,123	$56,718	$362,547	$16,658	$615,359
Over the nine month period ended April 30, 2019, the Company had no revenue recognized at a point in time.
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
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. The Company records contract assets and liabilities related to its contracts with customers as follows:

•	Accounts receivable when revenue is recognized prior to receipt of cash payments and if the right to such amounts is unconditional and solely based on the passage of time.

•
Contract asset when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company notes that its contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

•
Deferred revenue when cash payments are received or due in advance of performance. Deferred revenue is primarily comprised of fees related to supply chain management services, cloud-based software subscriptions and software maintenance and support service contracts, which are generally billed in advance. Deferred revenue also includes other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. The deferred revenue balance is classified as a component of other current liabilities and other long-term liabilities on the Company’s condensed consolidated balance sheets.

The opening balance of contract assets was $24.0 million as of August 1, 2018. As of April 30, 2019, the contract asset balance was $22.4 million, which is recorded as a component of prepaid expenses and other current assets. Contract assets are classified as accounts receivable, trade, upon billing to the customer where such amounts become unconditional.
The opening balance of current deferred revenue and long-term deferred revenue was $3.7 million and $0.2 million, respectively, as of August 1, 2018. As of April 30, 2019, current deferred revenue and long-term deferred revenue was $2.9 million and $0.1 million, respectively.
Changes in deferred revenue during the nine months ended April 30, 2019, were as follows (in thousands):

Nine Months Ended April 30, 2019
Balance at beginning of period	$3,858
Deferral of revenue	3,583
Recognition of deferred amounts upon satisfaction of performance obligation	(4,415)
Balance at end of period	$3,026

We expect to recognize approximately $2.9 million of the unearned amount over the twelve months ended April 30, 2020 and the remaining $0.1 million beyond April 30, 2020.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prior to the adoption of Topic 606, the Company expensed incremental costs to obtain a contract, which represented commissions, as the liability was incurred. In accordance with Topic 606, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the period over which such costs would be amortized is greater than one year. The Company has determined that certain commissions programs meet the requirements to be capitalized. However, as of August 1, 2018, the total commission expense that had been incurred under the commissions programs identified was not material and therefore, the Company determined that no amounts were required to be capitalized at the date of adoption. For the three and nine months ended April 30, 2019, the total commission expense that had been incurred under the commissions programs identified was not material and the Company determined that no amounts were required to be capitalized at April 30, 2019.
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
The cumulative effect of the changes made to the Company’s consolidated August 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in thousands):

Balance Sheet
	July 31, 2018	Adjustments Due to ASU 2014-09	August 1, 2018
Assets
Inventories, net	$47,786	$(21,233)	$26,553
Prepaid expenses and other current assets	13,415	24,041	37,456
Total current assets	264,281	2,808	267,089
Total assets	$827,050	$2,808	$829,858
Liabilities
Other current liabilities	$42,029	$(3,330)	$38,699
Total current liabilities	276,356	(3,330)	273,026
Total liabilities	684,230	(3,330)	680,900
Stockholders’ equity
Accumulated deficit	(7,363,569)	6,138	(7,357,431)
Total stockholders’ equity	107,628	6,138	113,766
Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$827,050	$2,808	$829,858
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

In accordance with the requirements of the new standard, the disclosure of the impact of the adoption on the Company’s consolidated balance sheet and statement of operations was as follows (in thousands, except per share amounts):

Balance Sheet:	April 30, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Inventories, net	$25,404	$47,950	$(22,546)
Prepaid expenses and other current assets	33,399	10,975	22,424
Total current assets	202,441	202,563	(122)
Total assets	$734,750	$734,872	$(122)
Liabilities
Other current liabilities	$43,753	$50,811	$(7,058)
Total current liabilities	220,499	227,557	(7,058)
Total liabilities	607,166	614,224	(7,058)
Stockholders’ equity
Accumulated deficit	(7,387,774)	(7,394,710)	6,936
Total stockholders’ equity	92,386	85,450	6,936
Total liabilities, contingently redeemable preferred stock and stockholders’ equity	$734,750	$734,872	$(122)

Statement of Operations:	Three Months Ended April 30, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net revenue	$194,003	$191,514	$2,489
Cost of revenue	157,142	155,482	1,660
Gross profit	36,861	36,032	829
Loss before income taxes	(8,229)	(9,058)	829
Net loss	(9,627)	(10,456)	829
Net loss attributable to common stockholders	$(10,152)	$(10,981)	$829
Basic and diluted net loss per share attributable to common stockholders:	$(0.17)	$(0.18)	$0.01
The impact to revenues for the three month period ended April 30, 2019 was an increase of $2.5 million as a result of applying Topic 606 primarily related to the acceleration of revenue related to IWCO’s marketing solutions arrangements for certain contracts with customers that under Topic 606 are being recognized over time based on an input method of efforts expended which depicts the transfer of value to the customer.

Statement of Operations:	Nine Months Ended April 30, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net revenue	$615,359	$613,248	$2,111
Cost of revenue	502,755	501,442	1,313
Gross profit	112,604	111,806	798
Loss before income taxes	(24,831)	(25,629)	798
Net loss	(28,745)	(29,543)	798
Net loss attributable to common stockholders	$(30,343)	$(31,141)	$798
Basic and diluted net loss per share attributable to common stockholders:	$(0.50)	$(0.51)	$0.01

The impact to revenues for the nine month period ended April 30, 2019 was an increase of $2.1 million as a result of applying Topic 606 primarily related to the acceleration of revenue related to IWCO’s marketing solutions arrangements for certain contracts with customers that under Topic 606 are being recognized over time based on an input method of efforts expended which depicts the transfer of value to the customer.

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
Inventories, net consisted of the following:

	April 30, 2019	July 31, 2018
	(In thousands)
Raw materials	$22,262	$23,208
Work-in-process	460	16,147
Finished goods	2,682	8,431
	$25,404	$47,786
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
The Company’s goodwill of $257.1 million as of April 30, 2019 relates to the Company’s Direct Marketing reporting unit. The purchase price allocation, associated with the IWCO Acquisition during December 2017, was completed during the 12 months from the acquisition date. Related adjustments made during the nine months ended April 30, 2019 totaled $2.8 million, which primarily related to the re-evaluation of equipment that was idle as of the purchase date.

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition:

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
The Company conducts its goodwill impairment test on July 31, of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There were no indicators of impairment identified related to the Company’s Direct Marketing reporting unit during the three months ended April 30, 2019.
Other intangible assets, net, as of April 30, 2019, include trademarks and tradenames with a carrying balance of $11.1 million and customer relationships of $158.7 million. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 years estimated useful life. The customer relationship intangible asset is being amortized on a double-declining basis over an estimated useful life of 15 years. Intangible assets deemed to have finite lives are amortized over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. An analysis was performed with no indicators of impairment identified for the Company’s intangible assets at April 30, 2019.

(7)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of “Accrued expenses” and “Other current liabilities”:

	April 30, 2019	July 31, 2018
	(In thousands)
Accrued sales taxes	$21,790	$21,390
Accrued other taxes	6,432	8,414
Accrued compensation	20,113	25,603
Accrued interest	287	1,437
Accrued audit, tax and legal	3,747	3,264
Accrued contract labor	1,613	1,932
Accrued worker's compensation	5,078	6,126
Accrued other	18,653	20,260
	$77,713	$88,426

	April 30, 2019	July 31, 2018
	(In thousands)
Accrued pricing liabilities	$18,882	$18,882
Customer postage deposits	8,857	12,638
Revolving credit facility	10,000	—
Other	6,014	10,509
	$43,753	$42,029
As of April 30, 2019 and July 31, 2018, the Company had accrued pricing liabilities of approximately $18.9 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract (collectively referred to as “pricing adjustments”), the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations or legal relief, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at April 30, 2019 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(8)	DEBT
5.25% Convertible Senior Notes Payable
On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). As of July 31, 2018, the net carrying value of the Notes was $64.5 million. The Notes matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. Included in the balance due were notes held by SPH Group Holdings LLC ("SPHG Holdings") in the principal amount of $14.9 million. The total $65.6 million balance due was paid in full by the Company from available cash on-hand, including the $14.9 million from the proceeds of the 7.50% Convertible Senior Note entered into on February 28, 2019, as described below.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Interest expense related to contractual interest coupon	$286	$914	$1,932	$2,741
Interest expense related to accretion of the discount	430	1,113	2,741	3,230
Interest expense related to debt issuance costs	38	99	243	286
	$754	$2,126	$4,916	$6,257
During the three months ended April 30, 2019 and 2018, the Company recognized interest expense associated with the Notes of $0.8 million and $2.1 million, respectively. During the nine months ended April 30, 2019 and 2018, the Company recognized interest expense associated with the Notes of $4.9 million and $6.3 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, was 13.9%.
PNC Bank Credit Facility
On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) and certain subsidiaries of the Borrowers acting as guarantors (the “Guarantors”), entered into a Revolving Credit and Security Agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank, National Association (“PNC Bank”), as a Lender and as agent for the Lenders (“Agent”).

The Credit Agreement had a five (5) year term which was to expire on June 30, 2019. On April 30, 2019, the Borrowers and Guarantors entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) by and among the Borrowers, the Guarantors, the financial institutions named as parties thereto from time to time as lenders (collectively, the “Lenders”) and PNC Bank as Agent. The Second Amendment amends the Credit Agreement in order to, among other things, (i) reduce the aggregate Revolving Commitment Amounts (as defined in the Credit Agreement) of the Lenders and the related Maximum Revolving Advance Amount (as defined in the Credit Agreement) available to Borrowers under the Credit Agreement, from $50.0 million to $25.0 million, and (ii) to extend the maturity of the term under the Credit Agreement by six (6) months from June 30, 2019 to December 31, 2019. The maximum credit commitment of $25.0 million is available for letters of credit (with a sublimit of $5.0 million). The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement.
Generally, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Borrowers’ option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two or three months (as selected by the Borrowers) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the base commercial lending rate publicly announced from time to time by PNC Bank, (2) the sum of the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) per annum, or (3) the LIBOR rate (adjusted to reflect any required bank reserves) in effect on such day plus 1.00% per annum. In addition to paying interest on outstanding principal under the Credit Agreement, the Borrowers are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.25% per annum, paid quarterly in arrears. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. At April 30, 2019, the Company had a readily available borrowing capacity under the Credit Agreement of $12.5 million. As of April 30, 2019 and July 31, 2018, the Company did not have any balance outstanding on the Credit Agreement.
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
The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1.5 million and each such installment to be due and payable, in arrears, on the last day of each calendar quarter, which commenced on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing agreement) is below 3.50%:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such calendar year. During both the three and nine months ended April 30, 2019, the Company made $8.9 million in excess cash flow payments.
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
At April 30, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $15.0 million. As of April 30, 2019, the Company had $10.0 million outstanding on the Revolving Facility. As of July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of April 30, 2019 and July 31, 2018, the principal amount outstanding on the Term Loan was $376.6 million and $390.0 million, respectively. As of April 30, 2019 and July 31, 2018, the current and long-term net carrying value of the Term Loan was $375.7 million and $388.8 million, respectively.

	April 30, 2019	July 31, 2018
	(In thousands)
Principal amount outstanding on the Term Loan	$376,625	$390,000
Unamortized debt issuance costs	(958)	(1,162)
Net carrying value of the Term Loan	$375,667	$388,838

7.50% Convertible Senior Note
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the SPHG Note)(the SPHG Note Transaction).

On February 28, 2019, the Company issued the SPHG Note in the amount of $14.9 million to SPHG Holdings. The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024 (the “SPHG Note Maturity Date”), unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date.
The Company has the right to prepay the SPHG Note at any time, upon 10 days’ prior written notice, in whole or in part, without penalty or premium, at a price equal to 100% of the then outstanding principal amount of the SPHG Note plus accrued and unpaid interest. The SPHG Note is an unsecured and unsubordinated obligation of the Company, and will rank equal in right of payment with the Company’s other unsecured and unsubordinated indebtedness, but will be effectively subordinated in right of payment to any existing and future secured indebtedness and liabilities to the extent of the value of the collateral securing those obligations, and structurally subordinated to the indebtedness and other liabilities of the Company’s subsidiaries. The SPHG Note contains other customary terms and conditions, including customary events of default.
At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as (“PIK Interest”), with the remaining portion of the interest due on such interest payment date (or, at the Company’s election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest.
SPHG has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold.
SPHG has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note maturity date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the “Conversion Rate”), subject to, and in accordance with, the settlement provisions of SPHG Note.
For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with NASDAQ Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th Scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third Business Day immediately following the relevant conversion date.
The Company’s Board of Directors (the "Board") established a special committee (the “Special Committee”), consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction including a transaction with SPHG. The terms and conditions of the SPHG Note Transaction were determined by the Special Committee to be fair and in the best interests of the Company, and the Special Committee recommended that the Board approve the SPHG Note Transaction and the transactions contemplated thereby. The Board approved such transactions. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"), the manager of SPHG Holdings. Jack L. Howard and William T. Fejes, Jr., directors of the Company, are also affiliated with Steel Holdings GP. Glen Kassan, a director and our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP.
The Company then assessed the features of the SPHG Note and determined that the conversion features should not be bifurcated as a derivative liability, but should be accounted for under the cash conversion subsections of ASC 470.
The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the SPHG Note and bifurcated the conversion option associated with the SPHG Note from the host debt instrument and recorded the conversion option of $8.2 million in stockholders’ equity. The initial value of the equity component, which reflected the equity conversion feature, was equal to the initial debt discount. The resulting debt discount on the SPHG Note is being accreted to interest expense at the effective interest rate over the estimated life of the SPHG Note. The equity component is included in the additional paid-in-capital portion of stockholders’ equity on the Company’s consolidated balance sheet. In addition, the debt issuance costs were not material. As of April 30, 2019, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of April 30, 2019, the remaining period over which the unamortized discount will be amortized is 58 months. As of April 30, 2019, the net carrying value of the SPHG Note was $7.0 million.

April 30, 2018
(In thousands)
Carrying amount of equity component	$8,200

Principal amount of Note	$14,940
Unamortized debt discount	(7,918)
Net carrying amount	$7,022
During both the three and nine months ended April 30, 2019, the Company recognized interest expense associated with the SPHG Note of $0.5 million which includes amortization of debt accretion.

Three and Nine Months Ended April 30,
2019
(In thousands)
Interest expense related to contractual interest coupon	$193
Interest expense related to accretion of the discount	282
$475
The effective interest rate on the SPHG Note, including accretion of the discount, is 18.47%. The SPHG Note bears interest at 7.50%.

(9)	CONTINGENCIES
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company’s Board, Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Partners Holdings L.P. (“Steel Holdings”), Steel Partners, L.P., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, “Steel Parties”) in connection with the acquisition of $35 million of the Series C Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, “Challenged Transactions”). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company’s proxy statement for the 2017 meeting in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation, attorneys’ fees and costs and monetary damages.
On June 18, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. The motions are fully briefed, and argument was held March 5, 2019. On March 5, 2019, the Court of Chancery heard oral argument on (i) the motion to dismiss the Reith complaint and (ii) Ladjevardian’s (see below) motion to intervene and stay. The Court took the motion to dismiss under advisement. Discovery is stayed pending a decision on the motions to dismiss. Because the litigation is at an early stage and motions to dismiss are pending, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the defendants believe they have meritorious defenses and intend to defend this litigation vigorously.
On January 18, 2019, Mohammad Ladjevardian, a purported shareholder, filed a verified complaint pursuant to 8 Del. C. § 220. The complaint seeks previously demanded books and records concerning the matters in Ladjevardian’s letters dated January 29, 2018, and August 21, 2018. The complaint does not seek money damages, but does request an award of reasonable attorneys’ fees and costs incurred in pursuing the action. Steel Connect filed an answer on February 7, 2019. On February 20, 2019, the Court entered a scheduling order. Trial in this matter is scheduled for June 26, 2019. Ladjevardian moved to intervene in the Reith matter. On March 5, 2019, the Court took the motion under advisement and denied Ladjevardian’s motion to intervene. On March 13, 2019, the court entered an order staying the case indefinitely pending a decision on the motions to dismiss in the case captioned Donald Reith, v. Lichtenstein, et al.

(10)	STOCKHOLDERS’ EQUITY
Preferred Stock
The Company’s Board has the authority, subject to any limitations prescribed by Delaware law, to issue shares of preferred stock in one or more series and to fix and determine the designation, privileges, preferences and rights and the qualifications, limitations and restrictions of those shares, including dividend rights, conversion rights, voting rights, redemption rights, terms of sinking funds, liquidation preferences and the number of shares constituting any series or the designation of the series, without any further vote or action by the stockholders. Any shares of the Company’s preferred stock so issued may have priority over its common stock with respect to dividend, liquidation and other rights. The Company’s Board may authorize the issuance of preferred stock with voting rights or conversion features that could adversely affect the voting power or other rights of the holders of its common stock. Although the issuance of preferred stock could provide us with flexibility in connection with possible acquisitions and other corporate purposes, under some circumstances, it could have the effect of delaying, deferring or preventing a change of control.
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
The Preferred Stock Transaction was approved and recommended to the Board by a special committee of the Board (the “Special Committee”) consisting of independent directors not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.

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
The following tables reflect the changes in stockholders' equity for the three months ended April 30, 2019 and 2018 (in thousands):

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 31, 2019	61,797,807	$618	$7,468,628	$(7,377,622)	$2,913	$94,537
Net loss	—	—	—	(9,627)	—	(9,627)
Equity portion of convertible note	—	—	8,200	—	—	8,200
Preferred dividends	—	—	—	(525)	—	(525)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	4,389	—	2	—	—	2
Share-based compensation	—	—	404	—	—	404
Other comprehensive items	—	—	—	—	(605)	(605)
Balance at April 30, 2019	61,802,196	$618	$7,477,234	$(7,387,774)	$2,308	$92,386

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 31, 2018	60,205,946	$603	$7,464,451	$(7,344,638)	$8,281	$128,697
Net loss	—	—	—	(10,333)	—	(10,333)
Preferred dividends	—	—	—	(529)	—	(529)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	4,258	—	—	—	—	—
Restricted stock grants	528,896	5	(5)	—	—	—
Share-based compensation	—	—	2,260	—	—	2,260
Other comprehensive items	—	—	—	—	(1,437)	(1,437)
Balance at April 30, 2018	60,739,100	$608	$7,466,706	$(7,355,500)	$6,844	$118,658

(11)	OTHER GAINS (LOSSES), NET
The following table reflects the components of “Other gains (losses), net”:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(In thousands)
Foreign currency exchange losses	$(33)	$720	$(601)	$(1,351)
Gains, net on trading securities	—	—	—	1,876
Other, net	(81)	(1,412)	(231)	(1,512)
	$(114)	$(692)	$(832)	$(987)
The Company recorded an immaterial amount of foreign exchange losses during the three months ended April 30, 2019 and 2018, respectively. The Company recorded foreign exchange gains of approximately $0.7 million during the three months ended April 30, 2018. For the three months ended April 30, 2019, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $1.0 million, $(0.2) million and $(0.8) million in Corporate, e-Business and Europe, respectively. For the three months ended April 30, 2018, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $1.4 million, and $(0.6) million in Corporate and Europe, respectively.
The Company recorded foreign exchange losses of approximately $(0.6) million and $(1.4) million during the nine months ended April 30, 2019 and 2018, respectively. For the nine months ended April 30, 2019, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $1.6 million, $(0.5) million, $(1.4) million and $(0.4) million in Corporate, Asia, Europe and e-Business, respectively. For the nine months ended April 30, 2018, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(0.8) million, $0.4 million and $(1.0) million in Corporate, Europe and Asia, respectively.
During the nine months ended April 30, 2018, the Company recognized $1.9 million in net cash gains associated with its trading securities.

(12)	INCOME TAXES

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the nine months ended April 30, 2019, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of April 30, 2019, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.7 million. As of July 31, 2018, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $1.6 million.
Uncertain Tax Positions
In accordance with the Company’s accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the Condensed Consolidated Statements of Operations. As of both April 30, 2019 and July 31, 2018, the liabilities for interest expense related to uncertain tax positions were $0.1 million. The Company has accrued $0.1 million for penalties related to income tax positions. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2013 through July 31, 2018. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company’s 2009 through 2017 tax years remain subject to examination in most locations, while the Company’s 2005 through 2017 tax years remain subject to examination in most Asia locations.
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
The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $150.6 million, respectively, as of April 30, 2019. The Company’s ability to use its Tax Benefits would be substantially limited if the Company undergoes an “ownership change” (within the meaning of Section 382 of the Internal Revenue Code). The tax plan is intended to prevent an “ownership change” of the Company that would impair the Company ability to utilize its tax benefits.
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
Initially, the Rights will be attached to all certificates representing shares of Common Stock then outstanding and no separate rights certificates will be distributed. In the case of book entry shares, the Rights will be evidenced by notations in the book entry accounts. Subject to certain exceptions specified in the Plan, the Rights will separate from the Common Stock and a distribution date (the “Distribution Date”) will occur upon the earlier of (i) ten (10) business days following a public announcement that a stockholder (or group) has become a beneficial owner of 4.99-percent or more of the shares of Common Stock then outstanding and (ii) ten (10) business days (or such later date as the Board determines) following the commencement of a tender offer or exchange offer that would result in a person or group becoming a 4.99 percent stockholder.
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

(13)	EARNINGS (LOSS) PER SHARE
The Company calculates earnings per share in accordance with ASC Topic 260, “Earnings per Share.” The following table reconciles earnings per share for the three and nine months ended April 30, 2019 and 2018:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income (loss)	$(9,627)	$(10,333)	$(28,745)	$44,248
Less: Preferred dividends on redeemable preferred stock	(525)	(529)	(1,598)	(799)
Net income (loss) attributable to common stockholders	(10,152)	(10,862)	(30,343)	43,449
Effect of dilutive securities:
5.25% Convertible Senior Notes	—	—	—	5,248
Redeemable preferred stock	—	—	—	788
Net income (loss) attributable to common stockholders after assumed conversions	$(10,152)	$(10,862)	$(30,343)	$49,485
Weighted average common shares outstanding	61,393	60,076	61,111	58,281
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible notes and convertible preferred stock	—	—	—	20,653
Weighted average number of common and potential common shares	61,393	60,076	61,111	78,934
Basic net earnings (loss) per share attributable to common stockholders:	$(0.17)	$(0.18)	$(0.50)	$0.75
Diluted net earnings (loss) per share attributable to common stockholders:	$(0.17)	$(0.18)	$(0.50)	$0.63
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
For the three and nine months ended April 30, 2019, approximately 22.5 million and 19.6 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.
For the three and nine months ended April 30, 2018, approximately 29.6 million and 0.5 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(14)	SHARE-BASED PAYMENTS
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and non-vested shares for the three and nine months ended April 30, 2019 and 2018, which was allocated as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(In thousands)
Cost of revenue	$—	$1	$—	$13
Selling, general and administrative	404	2,259	1,174	9,644
	$404	$2,260	$1,174	$9,657
During December 2017, the Board, upon the recommendation of the Special Committee and the Human Resources and Compensation Committee of the Board, approved equity grants to certain members of the Board, in each case effective upon the closing of the IWCO Acquisition and in consideration for current and future services to the Company.
At April 30, 2019, there was an immaterial amount unrecognized compensation cost related to stock options issued under the Company’s plans. At April 30, 2019, there was approximately $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation awards under the Company’s plans.

(15)	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholder’s equity in the accompanying condensed consolidated balance sheets.
Accumulated other comprehensive items consist of the following:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2018	$6,348	$(3,795)	$181	$2,734
Foreign currency translation adjustment	(276)	—		(276)
Net unrealized holding loss on securities	—	—	(86)	(86)
Pension liability adjustments	—	(64)	—	(64)
Net current-period other comprehensive loss	(276)	(64)	(86)	(426)
Accumulated other comprehensive income (loss) at April 30, 2019	$6,072	$(3,859)	$95	$2,308

(16)	SEGMENT INFORMATION
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
Management evaluates segment performance based on segment net revenue, operating income (loss) and “adjusted operating income (loss)”, which is defined as the operating income (loss) excluding net charges related to depreciation, amortization of intangible assets, long-lived asset impairment, share-based compensation and restructuring. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges, and therefore management uses adjusted operating income to assist in evaluating the performance of the Company’s core operations.

Summarized financial information of the Company’s continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(In thousands)
Net revenue:
Americas	$17,164	$13,061	$51,313	$41,664
Asia	39,312	31,820	128,123	111,622
Europe	16,747	22,942	56,718	99,225
Direct Marketing	116,006	120,646	362,547	180,178
e-Business	4,774	5,452	16,658	17,492
	$194,003	$193,921	$615,359	$450,181
Operating income (loss):
Americas	$(1,733)	$(2,032)	$(5,752)	$(6,518)
Asia	3,366	1,903	13,861	21,795
Europe	(1,154)	(1,770)	(3,980)	(8,089)
Direct Marketing	5,308	9,917	16,770	5,965
e-Business	(1,195)	(1,646)	(3,304)	(4,437)
Total Segment operating income (loss)	4,592	6,372	17,595	8,716
Corporate-level activity	(2,435)	(4,992)	(9,776)	(16,869)
Total operating income (loss)	2,157	1,380	7,819	(8,153)
Total other expense	(10,386)	(11,198)	(32,650)	(19,919)
Loss before income taxes	$(8,229)	$(9,818)	$(24,831)	$(28,072)
For the nine months ended April 30, 2018, the net revenue and operating loss associated with Direct Marketing is for the period from December 15, 2017 to April 30, 2018. For this period, the Direct Marketing operating loss includes certain purchase accounting adjustments associated with the IWCO acquisition.

	April 30, 2019	July 31, 2018
	(In thousands)
Total assets:
Americas	$23,236	$22,820
Asia	46,562	44,322
Europe	37,351	37,223
Direct Marketing	601,602	642,820
e-Business	12,256	15,758
Sub-total—segment assets	721,007	762,943
Corporate	13,743	64,107
	$734,750	$827,050
Summarized financial information of the Company’s net revenue from external customers by group of services is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(In thousands)
Supply chain services	$73,223	$67,823	$236,154	$252,511
e-Business services	4,774	5,452	16,658	17,492
Direct Marketing	116,006	120,646	362,547	180,178
	$194,003	$193,921	$615,359	$450,181

As of April 30, 2019, approximately $92.3 million of the Company’s long-lived assets were located in the U.S.A. As of July 31, 2018, approximately $101.8 million of the Company’s long-lived assets were located in the U.S.A.
For the three months ended April 30, 2019, the Company’s net revenues within U.S.A., China and Netherlands were $133.8 million, $32.2 million and $11.5 million, respectively. For the three months ended April 30, 2018, the Company’s net revenues within U.S.A., China and Netherlands were $129.3 million, $24.3 million and $13.3 million, respectively.
For the nine months ended April 30, 2019, the Company’s net revenues within U.S.A., China and Netherlands were $416.2 million, $106.8 million and $40.9 million, respectively. For the nine months ended April 30, 2018, the Company’s net revenues within U.S.A., China and Netherlands were $216.8 million, $87.3 million and $45.1 million, respectively.

(17)	RELATED PARTY TRANSACTIONS
As of April 30, 2019, SPHG Holdings and its affiliates beneficially owned approximately 52.6% of our outstanding capital stock which includes restricted stock held by Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, and also the Executive Chairman of Steel Holdings GP. Glen Kassan, a director and our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP. Jack L. Howard and William T. Fejes, Jr., directors of the Company, are also affiliated with Steel Holdings GP.
SPHG Note Transaction
On February 28, 2019, the Company entered into that certain the SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024.
As of July 31, 2018, SPHG held $14.9 million principal amount of the Company’s 5.25% Convertible Senior Notes. The Notes matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. The total $65.6 million balance due was paid in full by the Company from available cash on-hand and $14.9 million from the proceeds of the SPHG Note Transaction (see note 8).
Preferred Stock Transaction and Warrant Repurchase
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company’s newly created Series C Convertible Preferred Stock, par value $0.01 per share, to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of 35.0 million. The terms, rights, obligations and preferences of the Series C Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of the Series C Convertible Preferred Stock of the Company, which has been filed with the Secretary of State of the State of Delaware.
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
Management Services Agreement
On September 1, 2017, the Company entered into a Third Amendment to the Management Services Agreement, with Steel Services Ltd. (“Steel Services”) a related party, which reduced the fixed monthly fee paid by the Company to Steel Services under the Management Services Agreement from $175,000 per month to $95,641 per month. The monthly fee is subject to review and adjustment by agreement between the Company and Steel Services for periods commencing in fiscal 2016 and beyond. Additionally, the Company may be required to reimburse Steel Services and its affiliates for all reasonable and necessary business expenses incurred on our behalf in connection with the performance of the services under the Management Services Agreement, including travel expenses. The Management Services Agreement provides that, under certain circumstances, the Company may be required to indemnify and hold harmless Steel Services and its affiliates and employees from any claims or liabilities by a third party in connection with activities or the rendering of services under the Management Services Agreement. Total expenses incurred related to this agreement for the three months ended April 30, 2019 and 2018 were $0.3 million and $0.7 million, respectively. Total expenses incurred related to this agreement for the nine months ended April 30, 2019 and 2018 were $1.0 million and $1.5 million, respectively. As of April 30, 2019 and July 31, 2018, amounts due to Steel Services were $0.1 million and $0.2 million, respectively.
The Related Party Transactions Committee of the Board (the “Related Party Transactions Committee”) approved the entry into the Management Services Agreement (and the first two amendments thereto). The Audit Committee of the Board of Directors (the “Audit Committee”) approved the third amendment to the Management Services Agreement. The Related Party Transactions Committee held the responsibility to review, approve and ratify related party transactions from November 20, 2014, until October 11, 2016. On October 11, 2016, the Board adopted a Related Person Transaction Policy that is administered by the Audit Committee and applies to all related party transactions. As of October 11, 2016, the Audit Committee reviews all related party transactions on an ongoing basis, and all such transactions must be approved or ratified by the Audit Committee.
Mutual Securities, Inc. (“Mutual Securities”) serves as the broker and record-keeper for all the transactions associated with the trading securities. Mr. Howard, a director of the Company, is a registered principal of Mutual Securities. Commissions charged by Mutual Securities are generally commensurate with commissions charged by other institutional brokers, and the Company believes its use of Mutual Securities is consistent with its desire to obtain best price and execution. During the three and nine months ended April 30, 2019 and 2018, Mutual Securities received an immaterial amount in commissions associated with these transactions.

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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following tables present the Company’s financial assets measured at fair value on a recurring basis as of April 30, 2019 and July 31, 2018, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	April 30, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$365	$365	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,186	$47,186	$—	$—
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
Fair Value of Financial Instruments
The Company’s financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, restricted cash and debt, and are reflected in the financial statements at cost. With the exception of the SPHG Note, the Notes payable and long-term debt, cost approximates fair value for these items due to their short-term nature. We believe that the carrying value of the liability component of the SPHG Note and our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates.
Included in cash and cash equivalents in the accompanying balance sheet are money market funds. These are valued at quoted market prices in active markets.
The following table presents the Company’s Notes payable which were not carried at fair value:

	July 31, 2018
	Carrying Amount	Fair Value	Fair Value Hierarchy

Notes payable	$64,530	$66,658	Level 1
The fair value of the Company’s Notes payable represented the value at which its lenders could trade its debt within the financial markets, and did not represent the settlement value of these debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable were traded and their fair values were based upon traded prices as of the reporting dates.

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
IWCO is ISO/IEC 27001 Information Security Management System (ISMS) certified through BSI, reflecting its commitment to data security. IWCO recently announced three honors were awarded to its team members underscoring their accomplishments in creative design and commitment to safety. IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg, PA.
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
We have developed plans and will continue to monitor plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the three months ended April 30, 2019 and 2018, our gross margin percentage was 19.0% and 20.1%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients’ products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our business and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, drive process and efficiency reforms and other actions designed to improve the productivity of our operations.
Historically, a limited number of key clients had accounted for a significant percentage of our revenue. For the three months ended April 30, 2019, the Company’s ten largest clients accounted for approximately 50.9% of consolidated net revenue. One client from the computing market accounted for more than 10% of the Company’s consolidated net revenue for the three months ended April 30, 2019. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.

For the three months ended April 30, 2019, the Company reported net revenue of $194.0 million, operating income of $2.2 million, loss before income taxes of $(8.2) million, and net loss of $(9.6) million. For the nine months ended April 30, 2019, the Company reported net revenue of $615.4 million, operating income of $7.8 million, loss before income taxes of $(24.8) million and net loss of $(28.7) million. For the three months ended April 30, 2018, the Company reported net revenue of $193.9 million, operating income of $1.4 million, loss before income taxes of $(9.8) million and net loss of $(10.3) million. For the nine months ended April 30, 2018, the Company reported net revenue of $450.2 million, operating loss of $(8.2) million, loss before income taxes of $(28.1) million and net income of $44.2 million. At April 30, 2019, we had cash and cash equivalents of $20.4 million, and working capital of $(18.1) million.
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
Results of Operations
Three months ended April 30, 2019 compared to the three months ended April 30, 2018
Net Revenue:

	Three Months Ended April 30, 2019	As a % of Total Net Revenue	Three Months Ended April 30, 2018	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$17,164	8.8%	$13,061	6.7%	$4,103	31.4%
Asia	39,312	20.3%	31,820	16.4%	7,492	23.5%
Europe	16,747	8.6%	22,942	11.8%	(6,195)	(27.0)%
Direct Marketing	116,006	59.8%	120,646	62.2%	(4,640)	(3.8)%
e-Business	4,774	2.5%	5,452	2.8%	(678)	(12.4)%
Total	$194,003	100.0%	$193,921	100.0%	$82	—%
Net revenue increased by approximately $0.1 million during the three months ended April 30, 2019, as compared to the same period in the prior year, primarily driven by an increase in revenue associated with a client in the computing market, offset by decreased revenues from clients in the consumer electronics industry. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended April 30, 2019 as compared to the same period in the prior year.
During the three months ended April 30, 2019, net revenue in the Americas region increased by approximately $4.1 million. This increase in net revenue was primarily driven by clients in the computing market, offset partially by a decrease in revenue from clients in the consumer electronics market. Within the Asia region, the net revenue increase of approximately $7.5 million primarily resulted from higher revenues from programs in the computing and consumer electronics markets, offset partially by lower revenues from other clients in the consumer electronics industries. Within the Europe region, net revenue decreased by approximately $(6.2) million primarily due to a client loss in the consumer electronics industry. The loss of this client did not have a significant negative affect on income from operations. Within the Direct Marketing, net revenue decreased by approximately $(4.6) million primarily due to lower volumes partially offset by an increase in the average price per package mailed. Net revenue for e-Business decreased by $(0.7) million, primarily due to a client loss in the consumer electronics industry.
Cost of Revenue:

	Three Months Ended April 30, 2019	As a % of Segment Net Revenue	Three Months Ended April 30, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$17,457	101.7%	$13,572	103.9%	$3,885	28.6%
Asia	32,033	81.5%	26,062	81.9%	5,971	22.9%
Europe	15,573	93.0%	21,958	95.7%	(6,385)	(29.1)%
Direct Marketing	87,777	75.7%	88,045	73.0%	(268)	(0.3)%
e-Business	4,302	90.1%	5,279	96.8%	(977)	(18.5)%
Total	$157,142	81.0%	$154,916	79.9%	$2,226	1.4%
Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2019 included materials procured on behalf of our supply-chain clients of $45.3 million, as compared to $40.7 million for the same period in the prior year, a decrease of $4.6 million. Total cost of revenue increased by $2.2 million for the three months ended April 30, 2019, as compared to the same period in the prior year, primarily due to material costs associated with higher volumes for a client in the computing market, offset by lower labor costs. Gross margin percentage for the current quarter decreased to 19.0% from 20.1% in the prior year quarter, primarily due to customer mix and an increase in material and labor costs in the Direct Marketing segment. For the three months ended April 30, 2019, the Company’s gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments were (1.7)%, 18.5%, 7.0% and 24.3%, respectively, as compared to gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments of (3.9)%, 18.1%, 4.3% and 27.0%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended April 30, 2019.
In the Americas, the 2.2 percentage point improvement in gross margin, from (3.9)% to (1.7)%, was primarily due to lower fixed costs associated with a site closure and improved product mix. In Asia, the 0.4 percentage point increase in gross margin, from 18.1% to 18.5%, was primarily due to product mix. In Europe, the 2.7 percentage point increase in gross margin, from 4.3% to 7.0%, was primarily attributable to a decline in the cost of materials associated with a client loss in the consumer electronics industry. Direct Marketing’s gross margins decreased by 2.7 percentage points, from 27.0% to 24.3%, primarily due to customer mix and an increase in material and labor costs. The gross margin for e-Business was 9.9% for the three months ended April 30, 2019 as compared to 3.2% for the same period of the prior year. This increase of 6.7 percentage points was due to a favorable revenue mix.
Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2019	As a % of Segment Net Revenue	Three Months Ended April 30, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	1,440	8.4%	1,521	11.6%	(81)	(5.3)%
Asia	3,913	10.0%	3,855	12.1%	58	1.5%
Europe	2,328	13.9%	2,754	12.0%	(426)	(15.5)%
Direct Marketing	15,643	13.5%	14,720	12.2%	923	6.3%
e-Business	1,667	34.9%	1,819	33.4%	(152)	(8.4)%
Sub-total	24,991	12.9%	24,669	12.7%	322	1.3%
Corporate-level activity	2,435		4,992		(2,557)	(51.2)%
Total	27,426	14.1%	29,661	15.3%	(2,235)	(7.5)%
Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended April 30, 2019 decreased by approximately $(2.2) million compared to the same period in the prior year, primarily due to lower share-based compensation expense ($1.9 million) which was recorded as part of Corporate-level-activity, lower professional fees ($0.5 million), lower employee related costs ($0.6 million), offset by the additional selling, general and administrative expenses associated with the

Direct Marketing segment ($0.9 million), primarily related to higher professional fees ($0.6 million) and higher employee costs ($0.3 million) for this segment. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended April 30, 2019.
Amortization of Intangible Assets:
The intangible asset amortization of $7.3 million and $8.0 million, respectively, during the three months ended April 30, 2019 and 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years.
Interest Income/Expense:
During the three months ended April 30, 2019 and 2018, interest expense totaled approximately $10.3 million and $10.7 million, respectively. The decrease in interest expense is primarily due to the maturity and settlement of the Company's Notes.
Other Gains (Losses), net:
The Company recorded an immaterial amount of foreign exchange losses during the three months ended April 30, 2019 and 2018, respectively. The Company recorded foreign exchange gains of approximately $0.7 million during the three months ended April 30, 2018. For the three months ended April 30, 2019, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $1.0 million, $(0.2) million and $(0.8) million in Corporate, e-Business and Europe, respectively. For the three months ended April 30, 2018, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $1.4 million, and $(0.6) million in Corporate and Europe, respectively.
Income Tax Expense:
During the three months ended April 30, 2019, the Company recorded income tax expense of approximately $1.4 million, as compared to income tax expense of $0.7 million for the same period in the prior fiscal year.
The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Results of Operations
Nine months ended April 30, 2019 compared to the nine months ended April 30, 2018
Net Revenue:

	Nine Months Ended April 30, 2019	As a % of Total Net Revenue	Nine Months Ended April 30, 2018	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Americas	$51,313	8.3%	$41,664	9.3%	$9,649	23.2%
Asia	128,123	20.8%	111,622	24.8%	16,501	14.8%
Europe	56,718	9.2%	99,225	22.0%	(42,507)	(42.8)%
Direct Marketing	362,547	58.9%	180,178	40.0%	182,369	101.2%
e-Business	16,658	2.7%	17,492	3.9%	(834)	(4.8)%
Total	$615,359	100.0%	$450,181	100.0%	$165,178	36.7%
Net revenue increased by approximately $165.2 million during the nine months ended April 30, 2019, as compared to the same period in the prior year. The change in net revenue was driven by the increase in revenue associated with the acquisition of IWCO in December 2017 (the "IWCO Acquisition") and increase in revenue associated with a client in the computing market, offset primarily by decreased revenues from a client in the consumer electronics industry, which did not have a significant negative affect on income from operations. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the nine months ended April 30, 2019, as compared to the same period in the prior year.

During the nine months ended April 30, 2019, net revenue in the Americas region increased by approximately $9.6 million. This increase in net revenue was primarily driven by clients in the computing market, offset partially by a decrease in revenue from clients in the consumer electronics market. Within the Asia region, the net revenue increase of approximately $16.5 million primarily resulted from higher revenues from programs in the computing and consumer electronics markets, offset partially by lower revenues from other clients in the consumer electronics industries. Within the Europe region, net revenue decreased by approximately $42.5 million primarily due to a client loss in the consumer electronics industry. Within Direct Marketing, the net revenue increased by approximately $182.4 million primarily because IWCO was acquired in December 2017. Net revenue for e-Business decrease by $0.8 million primarily due to a client loss in the consumer electronics industry.
Cost of Revenue:

	Nine Months Ended April 30, 2019	As a % of Segment Net Revenue	Nine Months Ended April 30, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$52,828	103.0%	$43,206	103.7%	$9,622	22.3%
Asia	102,981	80.4%	90,029	80.7%	12,952	14.4%
Europe	53,751	94.8%	97,473	98.2%	(43,722)	(44.9)%
Direct Marketing	278,388	76.8%	139,296	77.3%	139,092	99.9%
e-Business	14,807	88.9%	16,275	93.0%	(1,468)	(9.0)%
Total	$502,755	81.7%	$386,279	85.8%	$116,476	30.2%
Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the nine months ended April 30, 2019 included materials procured on behalf of our supply-chain clients of $144.7 million, as compared to $155.8 million for the same period in the prior year, a decrease of $11.1 million. Total cost of revenue increased by $116.5 million for the nine months ended April 30, 2019, as compared to the same period in the prior year, primarily due to the increase in cost of revenue associated with the IWCO Acquisition, partially offset by lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. Gross margin percentage for the nine months ended April 30, 2019 increased to 18.3% from 14.2% in the same period in the prior year, primarily due to the IWCO Acquisition. For the nine months ended April 30, 2019, the Company’s gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments were (3.0)%, 19.6%, 5.2% and 23.2%, respectively, as compared to gross margin percentages within the Americas, Asia, Europe and Direct Marketing segments of (3.7)%, 19.3%, 1.8% and 22.7%, respectively, for the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended April 30, 2019.
In the Americas, the 0.7 percentage point increase in gross margin, from (3.7)% to (3.0)%, was primarily due to lower fixed costs associated with a site closure. In Asia, the 0.3 percentage point increase in gross margin, from 19.3% to 19.6%, was primarily due to product mix. In Europe, the 3.5 percentage point increase in gross margin, from 1.8% to 5.2%, was attributable to a decline in the cost of materials associated with a client loss in the consumer electronics industry. Direct Marketing’s gross margins increased by 0.5 percentage points, from 22.7% to 23.2%, primarily due to a $7.0 million non-cash charge related to a fair value “step-up” to work-in-process inventory which was recorded during the nine months ended April 30, 2018. The gross margin for e-Business was 11.1% for the nine months ended April 30, 2019 as compared to 7.0% for the same period of the prior year. This increase of 4.2 percentage points was due to a favorable reduction in labor costs.
Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2019	As a % of Segment Net Revenue	Nine Months Ended April 30, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Americas	$4,237	8.3%	$4,976	11.9%	$(739)	(14.9)%
Asia	11,366	8.9%	12,490	39.3%	(1,124)	(9.0)%
Europe	6,947	12.2%	9,841	42.9%	(2,894)	(29.4)%
Direct Marketing	44,221	12.2%	22,846	18.9%	21,375	93.6%
e-Business	5,155	30.9%	5,654	103.7%	(499)	(8.8)%
Sub-total	71,926	11.7%	55,807	28.8%	16,119	28.9%
Corporate-level activity	9,776		16,869		(7,093)	(42.0)%
Total	$81,702	13.3%	$72,676	16.1%	$9,026	12.4%
Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the nine months ended April 30, 2019 increased by approximately $9.0 million compared to the same period in the prior year, primarily due to additional selling, general and administrative expenses associated with the Direct Marketing segment ($21.4 million), offset by lower share-based compensation expense ($8.5 million) which was recorded as part of Corporate-level-activity, lower professional fees ($2.9 million), lower employee related costs ($1.8 million), as well as other general and administrative costs. Direct Marketing expenses represent of a full nine months of expenses in fiscal year 2019 as opposed to 4.5 months in fiscal year 2018. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the nine months ended April 30, 2019.
Amortization of Intangible Assets:
The intangible asset amortization of $23.2 million and $12.1 million, respectively, during the nine months ended April 30, 2019 and 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO on December 15, 2017. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight-line basis over a 3 year estimated useful life. The customer relationship intangible asset is being amortized on a double-declining basis over an estimated useful life of 15 years.
Interest Income/Expense:
During the nine months ended April 30, 2019 and 2018, interest income was $0.5 million and $0.4 million, respectively.
During the nine months ended April 30, 2019 and 2018, interest expense totaled approximately $32.3 million and $19.4 million, respectively. The increase in interest expense primarily due to the additional debt associated with the IWCO Acquisition.
Other Gains (Losses), net:
The Company recorded foreign exchange losses of approximately $(0.6) million and $(1.4) million during the nine months ended April 30, 2019 and 2018, respectively. For the nine months ended April 30, 2019, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $1.6 million, $(0.5) million, $(1.4) million and $(0.4) million in Corporate, Asia, Europe and e-Business, respectively. For the nine months ended April 30, 2018, the net losses primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions of approximately $(0.8) million, $0.4 million and $(1.0) million in Corporate, Europe and Asia, respectively.
During the nine months ended April 30, 2018, the Company recognized $1.9 million in net cash gains associated with its trading securities.
Income Tax Expense:
During the nine months ended April 30, 2019, the Company recorded income tax expense of approximately $4.0 million. During the nine months ended April 30, 2018, the Company recorded income tax benefit of approximately $71.7 million. The income tax benefit during the nine months ended April 30, 2018 is related to the reduction of the Company’s valuation allowance associated with the IWCO acquisition of approximately $79.9 million partially offset by income tax expense in certain jurisdictions where the Company operates, using the enacted tax rates in those jurisdictions.
The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of April 30, 2019, the Company’s primary sources of liquidity consisted of cash and cash equivalents of $20.4 million. The Company’s ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $9.5 million at April 30, 2019, of which approximately $2.4 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company’s plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Due to the changes reflected in the new tax law there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.
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
On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the “Borrowers”) and certain subsidiaries of the Borrowers acting as guarantors (the “Guarantors”), entered into a Revolving Credit and Security Agreement (the “Credit Agreement”), as borrowers and guarantors, with PNC Bank, National Association (“PNC Bank”), as a Lender and as agent for the Lenders (“Agent”). The Credit Agreement had a five (5) year term which was to expire on June 30, 2019. On April 30, 2019, the Borrowers and Guarantors entered into a Second Amendment to Revolving Credit and Security Agreement (the “Second Amendment”) by and among the Borrowers, the Guarantors, the financial institutions named as parties thereto from time to time as lenders (collectively, the “Lenders”) and PNC Bank as Agent. The Second Amendment amends the Credit Agreement in order to, among other things, (i) reduce the aggregate Revolving Commitment Amounts (as defined in the Credit Agreement) of the Lenders and the related Maximum Revolving Advance Amount (as defined in the Credit Agreement) available to Borrowers under the Credit Agreement, from $50.0 million to $25.0 million, and (ii) to extend the maturity of the term under the Credit Agreement by six (6) months from June 30, 2019 to December 31, 2019. The maximum credit commitment of $25.0 million, is available for letters of credit (with a sublimit of $5.0 million). The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement.
The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. At April 30, 2019, the Company had a readily available borrowing capacity under the Credit Agreement of $12.5 million. As of April 30, 2019 and July 31, 2018, the Company did not have any balance outstanding on the Credit Agreement.
On March 18, 2014, the Company entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, relating to the Company’s issuance of $100 million of 5.25% Convertible Senior Notes (the “Notes”). As of July 31, 2018, the net carrying value of the Notes was $64.5 million. The Notes matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. Included in the balance due were notes held by SPH Group LLC ("SPHG Holdings") in the principal amount of $14.9 million. The total $65.6 million balance due (which included interest to maturity on March 1, 2019) was paid in full by the Company from available cash on-hand, including the $14.9 million from the proceeds of the 7.50% Convertible Senior Note (the "SPHG Note") transaction entered into on February 28, 2019 (the "SPHG Note Transaction") as described below. During the three months ended April 30, 2018 and 2017, the Company recognized interest expense associated with the Notes of $0.8 million and $2.1 million, respectively. During the nine months ended April 30, 2019 and 2018, the Company recognized interest expense associated with the Notes of $4.9 million and $6.3 million, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, was 13.9%.
On December 15, 2017, MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company (“MLGS”), entered into a Financing Agreement (the Financing Agreement), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as Borrower), IWCO, and certain of IWCO’s subsidiaries (together with IWCO, the Guarantors), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, as described above, Borrower became the borrower under the Financing Agreement
The Financing Agreement provides for $393.0 million term loan facility (the “Term Loan”) and a $25.0 million revolving credit facility (the “Revolving Facility”) (together, the Cerberus Credit Facility). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower’s option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1.5 million and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual “excess cash flow sweep” of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower’s “excess cash flow” prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO’s subsidiaries. The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the nine month ended April 30, 2019, the Company did not trigger any of these covenants. The debt issuance costs are capitalized as a reduction of the principal amount of Term Loan on the Company’s balance sheet and amortized, using the effective-interest method, as additional interest expense over the term of the Term Loan. At April 30, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $15.0 million. As of April 30, 2019, the Company had $10.0 million outstanding on the Revolving Facility. As of July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of April 30, 2019 and July 31, 2018, the principal amount outstanding on the Term Loan was $376.6 million and $390.0 million, respectively. As of April 30, 2019 and July 31, 2018, the current and long-term net carrying value of the Term Loan was $375.7 million and $388.8 million, respectively.
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the SPHG Note Transaction). On February 28, 2019, the Company issued the SPHG Note in the amount of $14.9 million to SPHG Holdings. The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024 (the “SPHG Note Maturity Date”), unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date.
At its election, the Company may pay some or all of the interest due on each Interest Payment Date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as (“PIK Interest”), with the remaining portion of the interest due on such Interest Payment Date (or, at the Company’s election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG

Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the “Conversion Rate”), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with NASDAQ Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th Scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third Business Day immediately following the relevant conversion date. As of April 30, 2019, the net carrying value of the SPHG Note was $7.0 million. During the three and nine months ended April 30, 2019, the Company recognized interest expense associated with the SPHG Note of $0.5 million which includes amortization of debt accretion.
Consolidated working capital (deficit) was $(18.1) million at April 30, 2019, compared with $(12.1) million at July 31, 2018. Included in working capital were cash and cash equivalents of $20.4 million at April 30, 2019 and $92.1 million at July 31, 2018. The working capital deficit was primarily driven by the reduction in cash and cash equivalents of $71.8 million of which $65.6 million (including interest) was used to retire the 5.25% Convertible Senior Notes (the Notes) on March 1, 2019. Also, there were significant decreases in trade accounts receivable and net inventories.
Net cash used in operating activities was $(3.6) million for the nine months ended April 30, 2019, as compared to net cash provided by operating activities of $3.0 million for the nine months ended April 30, 2018. During the nine months ended April 30, 2019, non-cash items within net cash used in operating activities included depreciation expense of $16.3 million, amortization of intangible assets of $23.2 million, amortization of deferred financing costs of $0.7 million, accretion of debt discount of $2.7 million, impairment of long-lived assets of $0.5 million, share-based compensation of $1.2 million and other losses, net, of $0.8 million. During the nine months ended April 30, 2018, non-cash items within net cash provided by operating activities included depreciation expense of $11.4 million, amortization of intangible assets of $12.1 million, amortization of deferred financing costs of $0.7 million, accretion of debt discount of $3.2 million, share-based compensation of $9.7 million, non-cash gains, net, of $(13.1) million and gains on investments in affiliates of $(0.6) million.
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
Investing activities used cash of $(11.8) million and $(447.7) million during the nine months ended April 30, 2019 and 2018, respectively. The $(11.8) million of cash used in investing activities during the nine months ended April 30, 2019 was primarily comprised of $(11.8) million in capital expenditures primarily related to the Direct Marketing segment. The $(447.7) million of cash used in investing activities during the nine months ended April 30, 2018 was primarily comprised of $(469.2) million in payments associated with the IWCO Acquisition, $(13.6) million in capital expenditures, offset by $20.7 million in proceeds associated with the sale of property and equipment, $13.8 million in proceeds from the sale of Trading Securities and $0.6 million in proceeds from investments in affiliates.
Financing activities provided (used) cash of $(57.8) million and $430.4 million during the nine months ended April 30, 2019 and 2018, respectively. The $(57.8) million of cash used in financing activities during the nine months ended April 30, 2019 was primarily comprised of $14.9 million proceeds from the issuance of the convertible note, $10.0 million in proceed from the revolving line of credit, $(63.9) million in payments on maturity of convertible notes, $(13.4) million in payments of long-term debt, $(1.6) million in payment of preferred dividends and $(3.7) million in purchase of the Company’s Convertible Notes. The $430.4 million of cash provided by financing activities during the nine months ended April 30, 2018 was primarily comprised of $393.0 million in net proceeds from the Term Loan associated with the IWCO Acquisition, $35.0 million in proceeds associated with the issuance of convertible preferred stock, $6.0 million in proceeds from the revolving line of credit, $(1.5) million in payments of long-term debt, $(1.3) million in payments of financing costs and $(0.6) million in payment of preferred dividends.
At April 30, 2019 and July 31, 2018, the Company had cash and cash equivalents of $20.4 million and $92.1 million, respectively. As of April 30, 2019, the Company had a deficiency in working capital which was primarily driven by the reduction in cash and cash equivalents of $71.8 million, of which $65.6 million (including interest) was used to retire the 5.25% Convertible Senior Notes on March 1, 2019, the Company's $10.0 million outstanding on the Revolving Facility, accrued pricing liabilities which the Company believes will not require a cash outlay in the next twelve months, and the additional liabilities assumed because of the IWCO Acquisition. At April 30, 2019, the Company had a readily available borrowing capacity under its Credit Agreement with PNC Bank and National Association of $12.5 million. At April 30, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $15.0 million. Per the Financing Agreement, IWCO is permitted to make distributions to Steel Connect, an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by Steel Connect. Steel Connect is entitled to receive additional cash remittances under a “U.S. Federal Income Tax Sharing Agreement.” The Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement and the Financing Agreement to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current credit facilities and through securitization of certain trade receivables. As discussed above, the Company's Notes matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. The total $65.6 million balance due was paid in full by the Company from available cash on-hand and $14.9 million from the proceeds of the SPHG Note transaction entered into on February 28, 2019. The Company’s historical operating results and working capital deficit indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company believes that the actions discussed above are probable of occurring and mitigating the substantial doubt raised by the Company’s historical operating results and satisfying the Company’s estimated liquidity needs 12 months from the issuance of the financial statements. However, the Company cannot predict, with certainty, the outcome of its actions to generate liquidity,

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Contractual Obligations
A summary of the Company’s contractual obligations is included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018. The Company’s contractual obligations and other commercial commitments did not change materially between July 31, 2018 and April 30, 2019. The Company’s gross liability for unrecognized tax benefits and related accrued interest was approximately $1.7 million as of April 30, 2019. The Company is unable to reasonably estimate the amount or timing of payments for the liability.
From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of April 30, 2019, the Company had immaterial recorded liabilities with respect to these arrangements.
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

During the nine months ended April 30, 2019, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.
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
Interest Rate Risk
At April 30, 2019, the Company did not have an outstanding balance under its PNC Bank Credit Facility and the Company did not have any open derivative positions with respect to its borrowing arrangements. As of April 30, 2019, the Company had $10.0 million outstanding on the Revolving Facility. As of April 30, 2019, the principal amount outstanding on the Term Loan was $376.6 million. As of April 30, 2019, the principal amount outstanding on the SPHG Note was $14.9 million.
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
Foreign Currency Risk
The Company has operations in various countries and currencies throughout the world and its operating results and financial position are subject to exposure from fluctuations in foreign currency exchange rates. From time to time, the Company has used derivative financial instruments on a limited basis, principally foreign currency exchange rate contracts, to minimize the transaction exposure that results from such fluctuations. As of April 30, 2019 and July 31, 2018, there were no foreign currency forward contracts outstanding.
Revenues from our foreign operating segments accounted for approximately 28.9% and 28.2% of total revenues during the three months ended April 30, 2019 and 2018, respectively. A portion of our international sales made by our foreign business units in their respective countries is denominated in the local currency of each country. These business units also incur a portion of their expenses in the local currency.
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
The conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income (loss). For the three months ended April 30, 2019 and 2018, we recorded a foreign currency translation gain (loss) of approximately $(0.6) million and $(1.4) million, respectively, which is recorded within accumulated other comprehensive income in stockholders’ equity in our condensed consolidated balance sheet. In addition, certain of our subsidiaries have assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the relative exchange rates between the currencies result in remeasurement gains or losses at each balance sheet date and transaction gains or losses upon settlement. For the three months ended April 30, 2019 and 2018, we recorded net realized and unrealized foreign currency transaction and remeasurement gains (losses) of approximately $(33.0) thousand and $0.7 million, respectively, which are recorded in “Other gains (losses), net” in our condensed consolidated statements of operations.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. “Disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below as well as previously disclosed in internal controls over financial reporting as reported in the Company’s 10-K for the period ended July 31, 2018, as filed with the SEC on December 4, 2018, our disclosure controls and procedures were not effective as of July 31, 2018 and April 30, 2019.
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
Remediation of the Material Weakness in Internal Control Over Financial Reporting
The Company has created creating a formal process related to the design and implementation of controls over the accounting policies for complex, non-routine transactions. This process includes the early evaluation of complex, non-routine transactions and documentation by the Company’s accounting staff. Regular meetings with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non-routine transactions will be held. As necessary, outside legal and/or accounting advice will be obtained. The Company will also revise its current risk assessment process to identify potential non-routine transactions that need to be monitored and incorporated under the planned new formal process.
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
Except as described in the preceding paragraph, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-0277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company’s Board, Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Partners Holdings L.P. (“Steel Holdings”), Steel Partners, L.P., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, “Steel Parties”) in connection with the acquisition of $35 million of the Series C Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, “Challenged Transactions”). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company’s proxy statement for the 2017 meeting in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation, attorneys’ fees and costs and monetary damages.
On June 18, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. The motions are fully briefed, and argument was held March 5, 2019. On March 5, 2019, the Court of Chancery heard oral argument on (i) the motion to dismiss the Reith complaint and (ii) Ladjevardian’s (see below) motion to intervene and stay. The Court took the motion to dismiss under advisement. Discovery is stayed pending a decision on the motions to dismiss. Because the litigation is at an early stage and motions to dismiss are pending, we are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the defendants believe they have meritorious defenses and intend to defend this litigation vigorously.
On January 18, 2019, Mohammad Ladjevardian, a purported shareholder, filed a verified complaint pursuant to 8 Del. C. § 220. The complaint seeks previously demanded books and records concerning the matters in Ladjevardian’s letters dated January 29, 2018, and August 21, 2018. The complaint does not seek money damages, but does request an award of reasonable attorneys’ fees and costs incurred in pursuing the action. Steel Connect filed an answer on February 7, 2019. On February 20, 2019, the Court entered a scheduling order. Trial in this matter is scheduled for June 26, 2019. Ladjevardian moved to intervene in the Reith matter. On March 5, 2019, the Court took the motion under advisement and denied Ladjevardian’s motion to intervene. On March 13, 2019, the court entered an order staying the case indefinitely pending a decision on the motions to dismiss in the case captioned Donald Reith, v. Lichtenstein, et al.

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

10.2
Retention Agreement, dated February 25, 2019 (effective March 1, 2019) between Steel Connect, Inc. and Louis J. Belardi, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019.

10.3
Second Amendment to Revolving Credit and Security Agreement, dated as of April 30, 2019, by and among ModusLink Corporation, ModusLink PTS, Inc., Modus Media International Documentation Services (Ireland), Limited, Modus Media International (Ireland) Limited, SalesLink Mexico Holding Corp., Sol Holdings, Inc., and PNC Bank, National Association, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2019.

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2019 and July 31, 2018, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended April 30, 2019 and 2018 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2019 and 2018 and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

±	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: June 6, 2019	By:	/S/ LOUIS J. BELARDI
Louis J. Belardi
Chief Financial Officer
(Duly Authorized Officer, Principal Financial and Accounting Officer)