Form 10-K
period 2019-07-31
Steel Connect, Inc.
filed 2019-10-15
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                to
Commission file number: 001-35319
__________________________
Steel Connect, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Trapelo Road, Suite 170 Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)
(781) 663-5001
(Registrant's telephone number, including area code)
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	STCN	NASDAQ Global Select
Securities registered pursuant to Section 12(g) of the Act:
None
__________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $61,746,026.
On October 1, 2019, the Registrant had 61,805,856 outstanding shares of common stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Company's 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JULY 31, 2019
STEEL CONNECT, INC.

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," "Steel Connect" and the "Company" refer to Steel Connect, Inc., a Delaware corporation.

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Item 1A of this report, "Risk Factors", and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We do not undertake any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

PART I
ITEM 1.— BUSINESS
Steel Connect together with its consolidated subsidiaries, operates through its wholly-owned subsidiaries, ModusLink Corporation and ModusLink PTS, Inc. (together "ModusLink" or "Supply Chain"), and IWCO Direct Holdings, Inc. ("IWCO"). The Company previously operated under the names ModusLink Global Solutions, Inc., CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.
ModusLink is a leader in global supply chain business process management serving clients in markets such as consumer electronics, communications, computing, medical devices, software, and retail. ModusLink designs and executes critical elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, expansive global footprint and world-class technology. ModusLink also produces and licenses an entitlement management solution powered by its enterprise-class Poetic software, which offers a complete solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products. ModusLink has an integrated network of strategically located facilities with 20 sites operating in 21 dialects in various countries, including numerous sites throughout North America, Europe and Asia.
IWCO delivers highly-effective data-driven marketing solutions for its customers, which represent some of the largest and most respected brands in the world. Its full range of services includes strategy, creative and execution for omnichannel marketing campaigns, along with one of the industry's most sophisticated postal logistics programs for direct mail. Through its Mail-Gard® division, IWCO also offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services. IWCO was named the largest direct mail production provider in North America, with the largest platform of continuous digital print technology and a growing direct marketing agency service. IWCO's solutions enable customers to improve Customer Lifetime Value, which in turn, has led to and longer customer relationships. The Company acquired IWCO on December 15, 2017, for total consideration of approximately $469.2 million, net of purchase price adjustments (the "IWCO Acquisition").
Services
ModusLink's business operation's revenue primarily comes from the sale of Adaptive Supply Chain Services to its clients. Among ModusLink's core supply chain services are fulfillment, digital commerce, packaging, kitting & assembly and reverse logistics.
The Supply Chain business operation's core services include:
Packaging, Kitting & Assembly—These services center on developing and executing a strategy that has product configuration and packaging done at the optimal time, and from the greatest strategic benefit. With sites located in the Americas, the Asia-Pacific region and Europe, ModusLink affords manufacturers just-in-time flexibility. Options with this service include the ability to postpone product/order configuration until the order fulfillment stage, using the facilities closest to a client's customers. In addition, ModusLink's light manufacturing services cover the final assembly of components and parts into finished goods, including build-to-order customization. ModusLink also offers additional value-added processes such as product testing, radio frequency identification tagging, product or service activation, language settings, personalization and engraving and multi-channel packaging and packaging design.
Fulfillment—ModusLink's Fulfillment Services are highly integrated and supported by a best-of-breed technology infrastructure to enable clients to quickly increase efficiency and reduce costs. It has deep experience and is exceptionally skilled at handling the fulfillment requirements of multiple channels, be they manufacturing sites, distribution centers, retail operations or individual consumers dispersed across the globe. ModusLink is equally strong in adapting to the needs of retail/B2B or B2C product movement with respect to bringing product to market, including order management, pick, pack and ship, retail compliance and demand planning services are integral components of ModusLink's Fulfillment Services. In addition, ModusLink can help optimize component and finished goods inventory levels for better efficiency and cost savings. Clients also look to ModusLink for the physical programming of digital content – such as software, firmware, upgrades or promotional material – onto numerous types of flash media, including SD and MicroSD cards, USB drives, navigation systems, smartphones and tablets. This programming includes content protection and activation options as well as full IP security. As direct-to-consumer volumes increase, ModusLink is able to provide a customer experience that can further enhance a brand's relationship with consumers.
Digital Commerce—ModusLink's Digital Commerce Services is based on ModusLink's cloud-based e-commerce platform. Our e-Business services remove the complexities and risk of a global web store, optimizing each stage of the online buying experience so that products can be quickly and easily purchased, serviced and delivered anywhere in the world. This end-to-end approach is fully integrated with global payment, customer relationship management and fulfillment systems, helping clients to quickly and easily expand into a new region and country. In addition, if a client needs help in managing and optimizing its commerce solution once established, ModusLink can support that too. By leveraging ModusLink's e-commerce partnerships with Intershop and Shopify, clients can better meet revenue goals, drive growth and build their brands around the globe. Integration with either partner provides clients with a single, comprehensive view of their customers at every stage of their relationships. ModusLink can also manage the installation, integration and all technical operations for an online store, so a client can dedicate time and resources to its core business. By being able to adapt to their digital commerce and supply chain needs, ModusLink can help clients reach new markets, optimize order processing and customer service, reduce costs and increase margins and flexibility — without having to invest in their own infrastructure and personnel.
Reverse Logistics—ModusLink's Reverse Logistics Services simplify the returns process for retailers and manufacturers that want to improve service parts management and the value of returned assets. ModusLink manages the end-to-end process, including receipt, RMA, sorting, triage, credit processing and ultimate disposition of the returned product. Its approach to reverse logistics employs a modular global system that combines existing and new supply chain solutions, so clients can gain actionable insight into their reverse supply chains, which leads to reduced costs and increased customer service and satisfaction levels.
ModusLink's business solutions integrate with other supply chain service providers such as contract manufacturing companies and transportation providers.
IWCO's business operation's revenue primarily comes from fully integrated, end-to-end production execution services for complex, data-driven direct marketing programs. Print-to-mail recovery services are provided by the Company's Mail-Gard® division which also provides production overflow services for its clients. In addition, IWCO's omnichannel practice helps clients combine physical mail with web, email, social, and mobile to maximize return on marketing investment.
IWCO's core solutions include: end-to-end services for paper-based direct marketing and omnichannel marketing campaigns. These solutions include strategy, data and analytics, response analysis, creative services, lithographic and digital printing, envelope printing and converting, component manufacturing, promotional cards (manufacturing, personalization and affixing), data processing and hygiene, content and asset management, personalization, lettershop and bindery, and postal optimization, including comprehensive commingling and logistics management.
Operating Segments
During the twelve months ended July 31, 2019, the Company changed the determination of reportable segments. This change was made to be consistent with the information provided to the Company's chief operating decision-maker ("CODM")

for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds. The Company has determined that it has two reportable segments: Supply Chain and Direct Marketing. The July 31, 2018 financial information has been restated to reflect these changes on a comparable basis. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, notes payables and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. Certain reportable segment information, including revenue, profit and asset information, is set forth in Note 18 of the accompanying notes to consolidated financial statements included in Item 8 below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.
Technology Infrastructure
ModusLink's information technology systems and infrastructure serve as the backbone of a client's fully integrated global supply chain services and manages the flow and use of physical assets and information. ModusLink offers a secure and redundant operating environment to ensure the integrity and privacy of its clients' data. ModusLink works with clients to integrate data, tools and applications to deliver an optimized solution that meets its clients' business needs and improves management of the global supply chain. ModusLink's Enterprise Resource Planning ("ERP") system is designed to provide the visibility and control needed for better decision making, rapid response to global market dynamics and effective asset utilization across services and geographies.
IWCO has dual redundant data centers located in our Minnesota and Pennsylvania locations. These data centers have been architected to provide full resiliency and security to enable our optimal and always on computing resources to support IWCO's enterprise business applications and complex data processing required by our customers. IWCO's information security practice is a leader in the industry and is audited and certified annually against ISO-27001, HiTrust, PCI and HIPAA controls and standards. IWCO has fully integrated and enterprise class business systems including an industry specific ERP that has been customized to support IWCO's unique business flows. These business systems provide end-to-end tracking and visibility to both front end business support functions as well as to our entire manufacturing operation.
Competition
The market for the supply chain management service offerings provided by ModusLink is highly competitive. As a provider with service offerings covering a range of supply chain operations and activities across the globe, ModusLink competes with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place. ModusLink faces competition from Electronics Manufacturing Services/Contract Manufacturers (EMS/CM), third party logistics (3PL) providers, Supply Chain Management (SCM) companies, and regional specialty companies. For certain digital commerce services, ModusLink's competition includes global outsource providers, software as service (SaaS) providers, technology providers and computer software providers offering content and document management solutions. As a provider of an outsourcing solution, ModusLink's competition also includes current and prospective clients, who evaluate ModusLink's capabilities in light of their own capabilities and cost structures.
The Company believes that the principal competitive factors in its market are quality and range of solutions and services, technological capabilities, costs, location of facilities, responsiveness, and adaptability. With ModusLink's set of supply chain services, global footprint, strong client service acumen, and its integrated global supply chain digital commerce services, the Company believes that it is well positioned to compete in each of the markets it serves, while expanding across various industry subsets.
The market for the range of services offered by IWCO Direct is highly competitive and fragmented. IWCO Direct's scope and scale of end-to-end services provides a competitive advantage by being able to focus on efficiency while making the end product more effective in driving response for clients. While the ability to offer a more effective marketing product is highly valued, we must continue to provide it at a competitive price and aggressively manage our cost structure to maintain our client roster and attract new business.
Competitors for our print/mail products and services include printers, envelope manufacturers, and commercial lettershops (i.e. mail service providers). Competitors for our Marketing Services practice include internal and external agencies and data and analytics companies.
Clients

A limited number of clients account for a significant percentage of the Company's consolidated net revenue. For the fiscal years ended July 31, 2019 and 2018, the Company's 10 largest clients accounted for approximately 49% and 44% of consolidated net revenue, respectively. One client, associated with the Supply Chain segment, accounted for 11% of the Company's consolidated net revenue for the fiscal year ended July 31, 2019. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2019. No clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2018. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.
The Company sells its services to its clients primarily on a purchase order basis rather than pursuant to contracts with minimum purchase requirements. Consequently, sales are subject to demand variability by such clients. The Company purchases and maintains adequate levels of inventory in order to meet client needs rapidly and on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with its suppliers other than the purchase obligations noted in Note 8 of the accompanying notes to consolidated financial statements included in Item 8 below. Because of the diversity of its services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations. The Company is not and does not expect to be adversely affected by an inability to obtain materials.
IWCO's services include (a) development of direct mail and omnichannel marketing strategies (b) creative services to design direct mail, email, and online marketing (c) printing and compiling of direct mail pieces into envelopes ready for mailing (d) commingling services to sort mail produced for various customers, by destination to achieve optimized postal savings (e) and business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, Multiple-System Operations ("MSO") (cable or direct-broadcast satellite TV systems), insurance and to a lesser extent subscription/services, healthcare, travel/hospitality and other. Direct mail is a critical piece of marketing for most of its current customers who use direct mail to acquire new customers. Management believes that direct mail will remain an important part of its customer's budgets for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.
International Operations
Supply Chain currently conducts business in many countries including China, the Czech Republic, the Netherlands, Ireland, and Singapore, among others, in addition to its North America operations. IWCO does not currently have international operations. During the year ended July 31, 2019, revenues from our foreign operations accounted for approximately 32.5% of total revenues.
The Company's international operations increase its exposure to U.S. and foreign laws, regulations, and labor practices, which are often complex and subject to variation and unexpected changes, and with which the Company must comply. A substantial portion of our international business is conducted in China, where we face (i) the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies, (ii) potential limitations on the repatriation of cash, (iii) foreign currency fluctuation and (iv) evolving tax laws.
Seasonality
The demand of our Supply Chain clients' products is subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients' products during the first half of our fiscal year, which includes the holiday selling season. IWCO Direct's business is not typically subject to seasonal buying patterns.
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

Employees
ModusLink:
At July 31, 2019, we employed approximately 1,358 persons on a full-time basis, 204 in the Americas, 772 in Asia and 382 in Europe. Our subsidiaries in Mexico are parties to several collective bargaining agreements covering approximately 93 employees. Our subsidiary in France is party to collective bargaining agreements covering its employees. Approximately 13 of the employees of our Ireland operation are members of labor unions. As of July 31, 2019, approximately 89 of the employees at one of our China operations are members of labor unions. We consider our employee relations to be good. From time to time we hire project-based, temporary workers based on our client needs and seasonality of our business, and at times the number of these workers may approximate the number of our full-time employees.
IWCO:
At July 31, 2019, IWCO employed approximately 2,402 full-time, non-union persons in the U.S.
Our Information
The Company's common shares are quoted on the NASDAQ Global Select Market under the symbol "STCN." Our business address is 1601 Trapelo Road, Suite 170, Waltham, Massachusetts 02451 and our telephone number is (781) 663-5001. Our internet address is http://www.moduslink.com. The information contained in, or that can be accessed through, the website is not part of this Form 10-K. This Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available through our website, free of charge, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").
Under the Exchange Act we are required to file with or furnish to the SEC annual, quarterly and current reports, proxy and information statements and other information. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
ITEM 1A.— RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common stock. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you many lose all or part of your investment.
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
RISKS RELATED TO OUR BUSINESS
We derive a substantial portion of our revenue and profits from a small number of clients, and adverse industry trends or the loss of one or more of any of those clients could significantly damage our business.
We derive a substantial portion of our revenue by providing supply chain management services and marketing solutions to a small number of clients. Our business and future growth will continue to depend in large part on the industry trend towards outsourcing supply chain management and other business processes, as well as direct mail remaining a critical piece of customer's marketing spend. If these trends do not continue or decline, demand for our supply chain management services and marketing solutions will decline, and our financial results could suffer.
In addition, the loss of a significant amount of business or program with any key client could cause our revenue and or profits to decline and our financial results could suffer.
Our business is expected to continue to derive the vast majority of our consolidated net revenue and or profits from sales to a small number of key clients. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. If any of our key clients fail to respond successfully to market shifts, we would be adversely affected. There can be no assurance that our revenue and or profits from key clients will not decline in future periods.
We may have difficulty achieving and sustaining operating profitability, and if we deplete our working capital balances, our business will be materially and adversely affected.
For the fiscal years ended July 31, 2019 and 2018, we reported operating losses of $(25.3) million and $(8.3) million, respectively. Although we have increased our revenues, and reduced our cost of revenues as a percentage of revenues, we anticipate that we may continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, there can be no assurance that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At July 31, 2019, we had consolidated cash and cash equivalents of approximately $32.5 million and current liabilities of approximately $256.9 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances and our business will be materially adversely affected.
Because our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue and materially adversely affect our financial results.
Our contracts generally do not contain minimum purchase requirements, and we sell primarily on a purchase order basis. Therefore, our sales are subject to demand variability by our clients, which is difficult to predict, has fluctuated historically and may continue to fluctuate, sometimes materially from year to year and even from quarter to quarter. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users for the Supply Chain business, as well as, individual client strategies, the introduction of new technologies, the desire of our clients to reduce their exposure to any single supplier and general economic conditions impacting both of our operating segments. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products or insufficient capacity in our sites, or in the alternative, we may have excess inventory or excess capacity, either of which may have a material adverse effect on our business, financial position and operating results.

The Supply Chain business conducts business outside of the U.S., which may expose the Company to additional risks not typically associated with companies that operate solely in the U.S.

ModusLink conducts business and has operations outside the U.S. These operations have additional risks, including risks relating to currency exchange, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, and possible imposition of non-U.S. taxes. There can be no assurance that adverse developments with respect to such risks will not adversely affect our operations in certain countries.

ModusLink also faces several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, U.S. laws such as export control laws and the Foreign Corrupt Practices Act, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries.
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

Recent and potential changes in U.S. trade policies and retaliatory responses from other countries may significantly increase the costs or limit supplies of materials and products used in our operations.
The federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with our operations. Foreign governments, including China, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods, and are reportedly considering other measures. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial statements.
A decline in our key business sectors or a reduction in consumer demand generally could have a material adverse effect on our business.
A large portion of our Supply Chain business revenue comes from clients in the technology and consumer products sectors, which is intensely competitive, very volatile and subject to rapid changes. A large portion of our Direct Marketing business revenue is generated from clients in the insurance, MSO, financial services and subscription services products sectors, which may be subject to fluctuations in overall economic conditions. Declines in the overall performance of the technology and consumer products sectors have in the past and could in the future, adversely affect the demand for supply chain management services and reduce our revenue and profitability from these clients. In addition, industry changes, such as the transition of more collateral materials from physical form to digital form, the convergence of functionality of smart phones and change in marketing channels, could lessen the demand for certain of our services or devices we currently handle. To the extent recent uncertainty in the economy or other factors result in decreased demand for our clients' products, we may experience a reduction in volumes of client products that we handle or reduction in demand for our marketing solutions, which could have a material adverse effect on our business, financial position and operating results.
Our quarterly results may fluctuate significantly.
Our business operating results have fluctuated widely on a quarterly basis during the last several years. We expect that we may experience significant fluctuations in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to contribute to fluctuations. Therefore, operating results for future periods are difficult to predict, and prior results are not necessarily indicative of results to be expected in future periods. These factors include:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our services;

•	consumer confidence and demand;

•	specific economic conditions in the industries in which we compete;

•	general economic and financial market conditions;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets, including restructuring in future periods;

•	political instability including changes in tariff laws or natural disasters in the countries in which we operate;

•	actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates reflected in our accompanying consolidated financial statements;

•	changes in accounting rules;

•	changes in tax rules and regulations;

•	changes in labor laws;

•	availability of labor resources and the variability of available rates for labor resources;

•	unionization of our labor and contract labor; and

•	implementation of automation.
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
We must purchase and maintain adequate levels of inventory (including adequate levels of paper inventory used by IWCO) in order to meet client needs rapidly and on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients in the Supply Chain business offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations and the inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. In our Direct Marketing business, our clients typically do not provide such price protection. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.
Our ability to obtain particular products or components in the quantities required to fulfill client orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by our suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, an inability to secure and maintain an adequate supply of products, packaging materials or components to fulfill our client orders on a timely basis, or a failure to meet clients' expectations could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace, potential claims for damages and have a material adverse effect on our business.
We may encounter problems in our efforts to increase operational efficiencies.
We continue to seek to identify ways to increase efficiencies and productivity and effect cost savings. In addition to already undertaken projects in our Supply Chain business designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system and the implementation of a model utilizing centralized "hub" locations to service multiple "spoke" locations across the Americas, Asia and Europe regions, our executive team is continuing its review across the organization designed to improve our operations, including a commitment to automate certain facilities. IWCO is continually employing programs to achieve efficiencies which include investment in capital equipment and automation. We cannot assure you that these projects and investment in capital will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects do not achieve expected results, our business, financial position and operating results may be materially and adversely affected.
IWCO may have trouble obtaining and retaining its labor force.
IWCO's production operations are dependent upon attracting and retaining skilled and unskilled employees to take advantage of all available manufacturing capacity and ensure on-time delivery of clients' marketing programs to meet service level agreements (SLAs) without penalty. IWCO's future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote personnel for all areas of its organization. Labor market conditions may have an adverse impact on profitability and ability to deliver product on time. IWCO is exploring automation and efficiency options to reduce its reliance on direct labor.
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

•
increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development, impact of costs associated with business combinations and impairments of goodwill in connection with acquisitions;

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
Our business is subject to intense competition.
The markets for our services are highly competitive and often lack significant barriers to entry enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services, as well as marketing solutions, is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for our products and services down and these price reductions may reduce our revenue. The competition we face may also increase as a result of consolidation within the supply chain management and logistics, and marketing solutions industries. For example, if as a result of consolidation, our competitors are able to obtain more favorable terms from their suppliers, offer more comprehensive services to their customers, or otherwise take actions that increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition may be materially adversely affected.
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
We may be liable if third parties misappropriate personal information of our clients or our clients' customers; and laws and regulations regarding the handling of personal data and information may impede our services or result in increased costs, legal claims, or fines against us.
Although we have put in place policies and procedures to address the new European General Data Protection Regulation ("GDPR"), which went into effect in May 2018, and the California Consumer Privacy Act ("CCPA") that will be effective as of January 2020, there are continuing risks related to the management of personal information as part of our product offering. In addition, ongoing efforts to comply with the GDPR, the CCPA and similar laws may entail substantial expenses that may divert resources from other initiatives and projects, and could limit the services we are able to offer. We expect cybersecurity regulations to continue to evolve and be costly to implement.
Any security breach or inadvertent release of personal information could expose us to risks of loss, litigation and liability and could seriously disrupt our operations. If third parties are able to penetrate our network or telecommunications security or otherwise misappropriate the personal information or credit card information of our clients' customers we retain in providing certain supply chain services, or if we give third parties improper access to such information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could be significant. Further, any resulting adverse publicity arising from investigations could have a material adverse impact on our business.
The funds held for clients may be subject to credit risk.
In the course of providing certain supply chain services to our clients, we at times have possession of client funds. The funds are maintained at financial institutions, and the balances associated with these funds are at times without or in excess of federally insured limits. If these funds are impaired, misappropriated or stolen, we could suffer:

•	claims under client agreements or applicable law, or other liability for damages;

•	delayed or lost revenue due to adverse client reaction;

•	negative publicity; and

•	litigation that could be costly and time consuming.
Material disruption in our information systems could adversely affect our business or results of operations.
We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. Upgrading our information technology systems is costly and subject to delay, and there is no assurance new systems will provide the benefits expected. We may also experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings, liability or penalties under privacy laws, each of which could adversely affect our business and our financial condition.
State and federal laws may also require us to provide notice to affected individuals if their personal data is the subject of a breach in security, which would impose costs and could lead to additional liability and negative publicity. We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data and to prevent unwanted intrusions. However, these security efforts are costly to implement and may not be successful. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. Any such breach could have a material adverse effect on our operations and our reputation and could cause irreparable damage to us or our systems, regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure.
We may not be able to achieve the anticipated synergies and benefits from business acquisitions
Part of our business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. Acquisitions involve many complexities, including, but not limited to, risks associated with the acquired business' past activities, loss of customers, regulatory changes that are not anticipated, difficulties in integrating personnel and human resource programs, integrating ERP systems and other infrastructures under Company control, unanticipated expenses and liabilities, and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. The realization of anticipated synergies or benefits from acquisitions may be delayed or substantially reduced. As a result, there is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses.
OTHER RISKS ASSOCIATED WITH THE COMPANY
We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, "NOLs" or "Tax Benefits").
Our past operations generated significant NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they "expire" for such purposes. Until they expire, we can "carry forward" NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely, however, any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2017 is limited to 80 percent of our taxable income for any tax year (computed without regard to the NOL deduction). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as "Current NOLs." We cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income.
Our ability to utilize our NOLs to offset future taxable income may be significantly limited if we experience an "ownership change," as determined under Section 382 of the Internal Revenue Code (the "Code" or "Internal Revenue Code"). Under Section 382, an "ownership change" occurs if one or more stockholders or groups of stockholders that each owns (or is deemed to own) at least 5% of our common stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. If an ownership change is deemed to occur, the limitations imposed by Section 382 could significantly limit our ability to use our NOLs to reduce future income tax liability and result in a material amount of our Current NOLs expiring unused and, therefore, significantly impair the value of our NOLs.
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
On January 19, 2018, Company's Board of Directors adopted a Tax Benefit Preservation Plan ("Tax Plan") designed to preserve the Company's ability to utilize its NOLs. The Tax Plan is intended to prevent an "ownership change" within the meaning of Section 382 of the Internal Revenue Code that would impair the Company's ability to utilize its NOLs. On April 12,

2018, at the Annual Meeting of Steel Connect's stockholders (the "2017 Annual Meeting") the stockholders of Steel Connect approved the Tax Plan and the continuation of its terms.
As part of the plan Tax Plan, the Board declared a dividend of one right (a "Right") for each share of common stock then outstanding. The dividend was payable to holders of record as of the close of business on January 29, 2018. Any shares of common stock issued after January 29, 2018, will be issued together with the Rights. Each Right initially represents the right to purchase one one-thousandth of a share of newly created Series D Junior Participating Preferred Stock.
Initially, the Rights were attached to all certificates representing shares of common stock then outstanding and no separate rights certificates were distributed. In the case of book entry shares, the Rights are evidenced by notations in the book entry accounts. Subject to certain exceptions specified in the Tax Plan, the Rights will separate from the common stock and a distribution date (the "Distribution Date") will occur upon the earlier of (i) ten (10) business days following a public announcement that a stockholder (or group) has become a beneficial owner of 4.99-percent or more of the shares of common stock then outstanding and (ii) ten (10) business days (or such later date as the Board determines) following the commencement of a tender offer or exchange offer that would result in a person or group becoming a 4.99-percent stockholder.
Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the new 4.99-percent stockholder or group) to purchase additional shares of Steel Connect at a significant discount, resulting in substantial dilution in the economic interest and voting power of the new 4.99-percent stockholder (or group). In addition, under certain circumstances in which Steel Connect is acquired in a merger or other business combination after an non-exempt stockholder (or group) becomes a new 4.99-percent stockholder, each holder of the Right (other than the new 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company's common stock at a discount.
The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m., on January 18, 2021; (ii) the time at which the Rights are redeemed or exchanged as provided in the Tax Plan; and (iii) the time at which the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of NOLs.
On April 12, 2018, following approval by our stockholders at the 2017 Annual Meeting, Steel Connect filed an Amendment to its Restated Certificate of Incorporation (the "Protective Amendment") with the Delaware Secretary of State.
The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service ("IRS"). The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced.
We are subject to federal, state, and foreign tax audits which could result in the imposition of liabilities that may or may not have been reserved.
We are subject to audits by taxing authorities in various jurisdictions with respect to income taxes and for various other taxes, including but not limited to value added tax, or VAT, excise tax, sales and use tax, gross receipts tax and property tax. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties, if our positions are not accepted by the auditing tax authority.
We may be subject to state sales taxes that we have not paid, collected from our customers or reserved for on our financial statements, which could materially and adversely affect our business, financial condition and operating results.
On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. We are evaluating our state tax filings with respect to the recent Wayfair decision and prior regulations, and are in the process of reviewing our collection practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect our business, financial condition and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial condition and operating results.

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
Our performance is substantially dependent on the performance of our executive officers and other key employees, as well as management of our subsidiaries. The familiarity of these individuals with technology and service-related industries makes them especially critical to our success. Our success is also dependent on our ability to attract, train, retain and motivate high quality personnel. Competition for highly qualified personnel is intense. The loss of the services of any of our executive officers or key employees may harm our business. Also, IWCO's sales executives are focused on specific industry verticals leveraging their expertise to drive clients marketing results. The majority of the sales force has at least 10 years' experience in the industry. The loss of key executives may have a detrimental effect on our financial results.
The price of our common stock has been volatile and may fluctuate.
The market price of our common stock has been and is likely to continue to be volatile. Our common stock has traded with a closing price as low as $1.56 per share and as high as $2.19 per share during the year ended July 31, 2019. Future market movements unrelated to our performance may adversely affect the market price of our common stock.
SPH Group Holdings LLC and its affiliates may have interests that conflict with the interests of our other stockholders and have significant influence over corporate decisions.
As of June 21, 2019, SPH Group Holdings LLC ("SPHG Holdings") and its affiliates, including Steel Partners Holdings L.P. ("Steel Holdings"), Handy & Harman, Ltd. ("HNH"), Steel Partners, Ltd. ("SPL"), beneficially owned approximately 56.3% of our outstanding capital stock, including shares of Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock") that vote on an as-converted basis together with our common stock.
SPHG Holdings acquired the Series C Preferred Stock on December 15, 2017, pursuant to a Preferred Stock Purchase Agreement (the "Preferred Stock Purchase Agreement") between Steel Connect and SPHG Holdings. Under Preferred Stock Purchase Agreement, Steel Connect issued 35,000 shares of newly created Series C Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the "Preferred Stock Transaction"). The terms, rights, obligations and preferences of the Series C Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of Steel Connect filed with the Secretary of State of the State of Delaware. As a result of the Preferred Stock Transaction, the Company is a "controlled company" within the meaning of the NASDAQ rules. Steel Holdings, HNH, SPL and SPHG Holdings will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of mergers, consolidations or the sale of all or substantially all of our assets. In addition, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our common stock.
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50%

Convertible Senior Note due 2024 (the "SPHG Note"). The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. See Note 7 to Consolidated Financial Statements, included in Part II for further details.
On June 14, 2019, the Company entered into a Management Services Agreement (the "2019 Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly owned subsidiary of Steel Holdings. The 2019 Management Services Agreement was effective as of June 1, 2019. The 2019 Management Services Agreement supersedes all prior agreements between the Company and Steel Services, including that certain Management Services Agreement, dated January 1, 2015, between SP Corporate Services LLC (now known as Steel Services) and the Company.
Members of our Board also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.
Some members of our Board also hold positions with Steel Holdings and its affiliates. Specifically, Warren G. Lichtenstein, our Interim Chief Executive Officer and Executive Chairman of the Board, is affiliated with Steel Holdings and is now the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"). Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described above. William T. Fejes, the Chief Operating Officer of Steel Holdings, was appointed to the Board upon the closing of the Preferred Stock Transaction described above. See Directors, Executive Officers and Corporate Governance in Item 10 of this Form 10-K for full biographical information for Messrs. Lichtenstein, Kassan, Howard and Fejes.
As a result, these individuals may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our directors that conflict with their fiduciary obligations to Steel Holdings and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders.
Our Board is composed of seven directors, of that, three directors are independent and the remaining four are not independent.
Litigation pending against us could materially impact our business and results of operations.
We are currently a party to various legal and other proceedings. See Legal Proceedings in Item 3 of this Form 10-K. These matters may involve substantial expense to us, which could have a material adverse impact on our financial position and our results of operations. We can provide no assurances as to the outcome of any litigation.
RISKS RELATED TO A MATERIAL WEAKNESS EXISTS IN OUR INTERNAL CONTROLS
Management's determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on the Company.
We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of this Annual Report, management reports that a material weakness exists in the Company's internal control over financial reporting. Due to this material weakness, management has concluded that as of the end of the period covered by this Annual Report, the Company did not maintain effective internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are actively engaged in developing and implementing a remediation plan designed to address this material weakness. Any failure to implement effective internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls, among other things, could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and may require us to incur additional costs to improve our internal control system.
RISKS RELATED TO OUR INDEBTEDNESS
Overview of Credit Facilities

On December 15, 2017, MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly owned subsidiary of Steel Connect ("MLGS"), entered into a financing agreement (the "Financing Agreement") by and among MLGS, Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, Borrower became the borrower under the Financing Agreement. The Financing Agreement provides for a $393.0 million term loan facility and a $25.0 million revolving credit facility (together, the "Cerberus Credit Facility"). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years.
On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the "ModusLink Borrowers") entered into a revolving credit and security agreement (the "Credit Agreement"), as borrowers and guarantors, with PNC Bank, National Association ("PNC Bank"), as lender and as agent, respectively. The Credit Agreement had a five (5) year term which was to expire on June 30, 2019. On April 30, 2019, the Borrowers and Guarantors entered into a Second Amendment to Revolving Credit and Security Agreement (the "Second Amendment") by and among the Borrowers, the Guarantors, the financial institutions named as parties thereto from time to time as lenders (collectively, the "Lenders") and PNC Bank as Agent. The Second Amendment amends the Credit Agreement in order to, among other things, (i) reduce the aggregate Revolving Commitment Amounts (as defined in the Credit Agreement) of the Lenders and the related Maximum Revolving Advance Amount (as defined in the Credit Agreement) available to Borrowers under the Credit Agreement, from $50.0 million to $25.0 million, and (ii) to extend the maturity of the term under the Credit Agreement by six (6) months from June 30, 2019 to December 31, 2019. The maximum credit commitment of $25.0 million is available for letters of credit (with a sublimit of $5.0 million).
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our financial and operating performance, which is subject to economic, financial, competitive and other factors, some which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt, meet working capital requirements and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. See Liquidity and Capital Resources contained in Item 7 of this Form 10-K.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Our indebtedness could have important consequences for us and our stockholders. For example, our Financing Agreement and our Credit Agreement (together, the "Debt Agreements") require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:
•increase our vulnerability to adverse economic and competitive pressures in our industry;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•limit our ability to borrow additional funds on terms that are acceptable to us or at all.
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
ITEM 1B.— UNRESOLVED STAFF COMMENTS
None.
ITEM  2.— PROPERTIES
The Supply Chain business leases more than 20 sites in several countries from which we operate ModusLink, which facilities consist of office and warehouse space. These facilities are located throughout the world, including, but not limited to, facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), in Mexico, the Netherlands, Czech Republic, Singapore, Japan and China. e-Business operates from its leased facilities in the Netherlands with offices in Massachusetts, Utah, Singapore and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space. Our Supply Chain business leases generally expire at varying dates through fiscal year 2023 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants, and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us.
IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen, MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg, PA. The IWCO leases generally expire at varying dates through fiscal year 2030 and include renewals at our option.
ITEM 3.— LEGAL PROCEEDINGS
The information set forth under Note 8 - "Commitments and Contingencies" to Consolidated Financial Statements, included in Part II, Item 8, Financial Statements and Supplementary Data, of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, Risk Factors, of this Report.
ITEM 4.— MINE SAFETY DISCLOSURES
Not Applicable.
PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol "STCN."
Stockholders
As of October 3, 2019, there were approximately 320 holders of record of common stock of the Company.
Dividends
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
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The Company did not make any purchases of its common stock during the quarter ended July 31, 2019.
Equity Compensation Plans
Information regarding the Company's equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.
ITEM 6.— SELECTED FINANCIAL DATA
Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this Item.
ITEM 7.— MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Item 1A of this report, "Risk Factors", and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We do not undertake any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.
Overview
Steel Connect, Inc. is a diversified holding company with two wholly-owned subsidiaries, ModusLink and IWCO, that have market-leading positions in supply chain management and direct marketing.
ModusLink provides comprehensive physical and digital supply chain optimization services (the "Supply Chain business") that are designed to improve clients' revenue, cost, sustainability and customer experience objectives. We provide services to leading companies across a wide spectrum of industries, including consumer electronics, communications, computing, medical devices, software, and retail, among others. The Supply Chain business operations are supported by a global footprint that includes more than 20 sites across North America, Europe, and the Asia Pacific region.

Many of the Supply Chain's business' clients products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients' products during the first half of our fiscal year, which includes the holiday selling season.
As a leading provider of data-driven direct marketing solutions, IWCO's products and services help clients create more effective marketing offers and communications across all marketing channels to create new and more loyal customers. With a nearly 50-year legacy of printing and mailing services, the Company's full range of expanded marketing services includes strategy, creative, and execution for omnichannel marketing campaigns, along with one of the industry's most sophisticated postal logistics strategies for direct mail. Through Mail-Gard®, IWCO offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services.
IWCO's services include (a) development of direct mail and omnichannel marketing strategies (b) creative services to design direct mail, email, and online marketing (c) printing and compiling of direct mail pieces into envelopes ready for mailing (d) commingling services to sort mail produced for various customers, by destination to achieve optimized postal savings (e) and business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO include financial services, MSO (cable or direct-broadcast satellite TV systems), insurance and to a lesser extent subscription/services, healthcare, travel/hospitality and other. Direct mail is a critical piece of marketing for most of its current customers who use direct mail to acquire new customers. Management believes that direct mail will remain an important part of its customer's budgets for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.
IWCO is ISO/IEC 27001 Information Security Management System (ISMS) certified through BSI, reflecting its commitment to data security. IWCO has administrative offices in Chanhassen, MN. and has three facilities in Chanhassen MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg, PA.
Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as Adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, strategic consulting and other related professional fees, executive severance and employee retention, restructuring, non-cash charge related to a fair value step-up to work-in-process inventory, adjustments related to certain tax liabilities, share-based compensation, gains and losses on sale of long-lived assets, impairment of long-lived assets, unrealized foreign exchange gains and losses, net, other non-operating gains and losses, net, and gains and losses on investments in affiliates and impairments. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, financial services, MSO and insurance.
For the fiscal year ended July 31, 2019, the Company reported net revenue of $819.8 million, an operating loss of $(25.3) million, a loss before income taxes of $(62.1) million and a net loss of $(66.7) million. For the fiscal year ended July 31, 2018, the Company reported net revenue of $645.3 million, an operating loss of $(8.3) million, a loss before income taxes of $(35.3) million and a net income of $36.7 million. At July 31, 2019, we had cash and cash equivalents of $32.5 million, and negative working capital of $(43.5) million. The working capital deficit was primarily driven by the reduction in cash and cash equivalents used to retire the 5.25% Convertible Senior Notes on March 1, 2019 and an increase in accrued liabilities associated with IWCO.
Basis of Presentation
During the twelve months ended July 31, 2019, the Company changed the determination of reportable segments. This change was made to be consistent with the information provided to the Company's CODM for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds. The Company has determined that it has two reportable segments: Supply Chain and Direct Marketing. The July 31, 2018 financial information has been restated to reflect these changes on a comparable basis. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, notes payables and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated.
Results of Operations
Fiscal Year 2019 compared to Fiscal Year 2018

Net Revenue:

	Twelve Months Ended July 31, 2019	As a % of Total Net Revenue	Twelve Months Ended July 31, 2018	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$332,928	40.6%	$345,900	53.6%	$(12,972)	(3.8)%
Direct Marketing	486,902	59.4%	299,358	46.4%	187,544	62.6%
Total	$819,830	100.0%	$645,258	100.0%	$174,572	27.1%
Net revenue increased by approximately $174.6 million during the year ended July 31, 2019, as compared to the same period in the prior year. The change in net revenue was driven by the increase in revenue associated with the acquisition of IWCO in December 2017 and an increase in Supply Chain revenues associated with a client in the computing market, offset primarily by decreased revenues from a client in the consumer electronics industry, which did not have a significant negative affect on income from operations. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the year ended July 31, 2019, as compared to the prior year. During the year ended July 31, 2019, net revenue in the Supply Chain segment decreased by approximately $(13.0) million, primarily due to a client loss in the consumer electronics industry. This decrease was offset partially by higher revenues from programs in the computing and consumer electronics markets. During the year ended July 31, 2019, net revenue in the Direct Marketing increased by approximately $187.5 million primarily because IWCO's revenue in fiscal year 2019 represents revenue for a full fiscal year while its revenue in fiscal year 2018 represents revenue from its acquisition date of December 15, 2017.
Cost of Revenue:

	Twelve Months Ended July 31, 2019	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$297,417	89.3%	$313,978	90.8%	$(16,561)	(5.3)%
Direct Marketing	372,683	76.5%	230,021	76.8%	142,662	62.0%
Total	$670,100	81.7%	$543,999	84.3%	$126,101	23.2%
Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the twelve months ended July 31, 2019 included materials procured on behalf of our Supply Chain clients of $191.4 million, as compared to $194.6 million for the same period in the prior year, a decrease of $3.2 million. Total cost of revenue increased by $126.1 million for the twelve months ended July 31, 2019, as compared to the same period in the prior year, primarily due to the increase in cost of revenue associated with the IWCO Acquisition, partially offset by lower material and labor costs associated with lower volume from clients in the consumer electronics and consumer products industries. Gross margin percentage for the current year increased to 18.3% from 15.7% in the prior year. For the twelve months ended July 31, 2019, the Company's gross margin percentages within the Supply Chain and Direct Marketing segments were 10.7% and 23.5%, respectively, as compared to gross margin percentages within the Supply Chain and Direct Marketing segments of 9.2% and 23.2%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the twelve months ended July 31, 2019. In the Supply Chain segment, the 1.5 percentage point improvement in gross margin, from 9.2% to 10.7%, was primarily attributable to a favorable product mix associated with increased volumes in the computing market, partially offset by decline in volumes associated with a client loss in the consumer electronics industry and an impairment charge of $3.0 million recorded in cost of revenue. Without this non-cash impairment charge the Supply Chain gross margin percentage would have been 11.6% for the twelve months ended July 31, 2019. Gross margin for the Direct Marketing segment remained consistent with that of the prior year.
Selling, General and Administrative Expenses:

	Twelve Months Ended July 31, 2019	As a % of Segment Net Revenue	Twelve Months Ended July 31, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$38,848	11.7%	$44,001	12.7%	$(5,153)	(11.7)%
Direct Marketing	92,927	19.1%	38,312	12.8%	54,615	142.6%
Sub-total	131,775	16.1%	82,313	12.8%	49,462	60.1%
Corporate-level activity	12,303		19,659		(7,356)	(37.4)%
Total	$144,078	17.6%	$101,972	15.8%	$42,106	41.3%
Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. The selling, general and administrative expenses during the twelve months ended July 31, 2019 increased by $42.1 million compared to the same period in the prior year primarily due to additional selling, general and administrative expenses associated with the Direct Marketing segment ($54.6 million), including a charge in the current fiscal year associated with accrued taxes ($32.1 million), partially offset by lower share-based compensation expense ($9.5 million) which was recorded as part of Corporate-level-activity, lower professional fees ($1.0 million), lower employee related costs ($1.0 million), as well as other general and administrative costs. The Supply Chain segment expenses declined by approximately $5.2 million during the year ended July 31, 2019, as compared to the same period in the prior year. The Direct Marketing segment expenses increased because the balance in fiscal year 2019 represents expenses for a full fiscal year while its balance in fiscal year 2018 represents expenses from its acquisition date of December 15, 2017. The Corporate-level expenses declined by approximately $7.4 million during the year ended July 31, 2019, as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the twelve months ended July 31, 2019.
Amortization of Intangible Assets:
The intangible asset amortization of $30.4 million and $20.3 million, respectively, during the twelve months ended July 31, 2019 and 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO on December 15, 2017. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight-line basis over a 3 year estimated useful life. The customer relationship intangible asset is being amortized on a double-declining basis over an estimated useful life of 15 years.
Interest Income/Expense:
Interest income totaled approximately $0.5 million and $0.7 million for the fiscal years ended July 31, 2019 and 2018, respectively.
Interest expense totaled approximately $42.0 million and $29.9 million for the fiscal years ended July 31, 2019 and 2018, respectively. The increase in interest expense was primarily due to the additional debt associated with the acquisition of IWCO. The interest expense associated with IWCO in fiscal year 2019 represents a full fiscal year of interest while its interest in fiscal year 2018 represents interest from its acquisition date of December 15, 2017.
Other Gains, net:
Other gains, net totaled approximately $4.6 million for the fiscal year ended July 31, 2019. During the fiscal year ended July 31, 2019, the Company recorded gains of $4.6 million from the derecognition of accrued pricing liabilities, as discussed in Note 6 of the accompanying notes to consolidated financial statements included in Item 8. The balance also consists of $0.3 million in net realized and unrealized foreign exchange gains, offset by $(0.3) million in other losses, net. For the fiscal year ended July 31, 2019, the net foreign currency exchange gain of $0.3 million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions in the Supply Chain segment.
Other gains, net totaled approximately $2.2 million for the fiscal year ended July 31, 2018. The balance consists primarily of $1.9 million in net gains associated with the sale of publicly traded securities, $1.1 million in net realized and unrealized foreign exchange gains, offset by other gain and losses. For the fiscal year ended July 31, 2018, the net foreign currency exchange gain of $1.1 million primarily related to realized and unrealized gains (losses) from foreign currency exposures and settled transactions in the Supply Chain segment.
Income Tax Expense:
During the fiscal year ended July 31, 2019, the Company recorded income tax expense of approximately $4.7 million. During the fiscal year ended July 31, 2018, the Company recorded income tax benefit of approximately $71.2 million. The income tax benefit during the fiscal year ended July 31, 2018 is related to the reduction of the Company's valuation allowance associated with the IWCO acquisition of approximately $78.5 million partially offset by income tax expense in certain jurisdictions where the Company operates, using the enacted tax rates in those jurisdictions.
The Company provides for income tax expense related to federal, state, and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Non-GAAP Measures
In addition to the financial measures prepared in accordance with generally accepted accounting principles, the Company uses Adjusted EBITDA, a non-GAAP financial measure, to assess its performance. EBITDA represents earnings before interest, income tax expense, depreciation and amortization. The Company defines Adjusted EBITDA as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, strategic consulting and other professional fees, executive severance and employee retention, restructuring, non-cash charge related to a fair value step-up to work-in-process inventory, adjustments related to certain tax liabilities, share-based compensation, gains and losses on sale of long-lived assets, impairment of long-lived assets, unrealized foreign exchange (gains) losses, net, other non-operating (gains) losses, net, and (gains) losses on investments in affiliates and impairments.
We believe that providing Adjusted EBITDA to investors is useful as this measure provides important supplemental information of our performance to investors and permits investors and management to evaluate the operating performance of the Company's business. We use Adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of incentive compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our business. We believe that the Adjusted EBITDA financial measure assists in providing an enhanced understanding of our underlying operational measures to manage our business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.
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

The following table includes the reconciliations of our U.S. GAAP net income (loss), the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA for fiscal years ended July 31, 2019 and 2018:

	Twelve Months Ended July 31,
(In thousands)	2019	2018
Net income (loss)	$(66,727)	$36,715

Interest income	(528)	(679)
Interest expense	41,951	29,884
Income tax expense (benefit)	4,670	(71,202)
Depreciation	22,058	16,791
Amortization of intangible assets	30,446	20,285
EBITDA	31,870	31,794

Strategic consulting and other related professional fees	722	2,937
Executive severance and employee retention	387	202
Restructuring	57	271
Non-cash charge related to a fair value step-up to work-in-process inventory	—	7,211
Adjustments related to certain tax liabilities	32,070	—
Share-based compensation	1,267	10,801
(Gain) loss on sale of long-lived assets	485	(12,070)
Impairment of long-lived assets	3,015	(91)
Unrealized foreign exchange (gains) losses	(115)	(2,408)
Other non-cash (gains) losses, net	(4,265)	(1,839)
Gains on investments in affiliates	(42)	(801)
Adjusted EBITDA	$65,451	$36,007
Our Adjusted EBITDA measure reflects adjustments based on the following items:
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
Non-cash charge related to a fair value step-up to work-in-process inventory. With the acquisition of IWCO the Company recorded a fair value "step-up" to work-in-process inventory, which was recognized as a one-time non-cash charge to cost of revenue.
Adjustments related to certain tax liabilities. We exclude charges related to certain tax liabilities because we do not believe they are indicative of our normal operating costs.
Share-based compensation expense. We incur expenses related to share-based compensation included in our U.S. GAAP presentation of cost of revenue and selling, general and administrative expenses. Although share-based compensation is an expense we incur and is viewed as a form of compensation, the expense varies in amount from period to period, and is affected by market forces that are difficult to predict and are not within the control of management, such as the market price and volatility of our shares, risk-free interest rates and the expected term and forfeiture of the awards.

Gains and losses on sale of long-lived assets. We completed the sale of our property in Singapore during the fiscal year 2018. This gain on this sale, and similar gains and losses on sale of long-lived assets, are excluded because they do not relate to the performance of our core business.
Impairment of long-lived assets. Although an impairment of long-lived assets does not directly impact the Company's current cash position, such expense represents the declining value of the asset recorded at the time of the business acquisition and the other long-lived assets that were acquired. We exclude these impairments because they are not indicative of our normal operating costs.
Unrealized foreign exchange (gains) losses. We exclude these gains and losses as we do not believe they directly impact the Company's cash position until they are realized.
Other non-cash (gains) losses. We exclude other non-cash (gains) losses as they do not relate to the performance of our core business. This amount includes the $4.6 million of gains from the derecognition of accrued pricing liabilities during the fiscal year 2019.
Gains on investments in affiliates. We exclude (gains) losses on investments in affiliates and impairments related to our investments in a small number of privately held companies. We exclude this balance because it is not related to or indicative of the results of the Company's core business.
Liquidity and Capital Resources
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of July 31, 2019, the Company's primary sources of liquidity consisted of cash and cash equivalents of $32.5 million. The Company's ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $9.8 million at July 31, 2019, of which approximately $0.6 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company's plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Due to the changes reflected in the new tax law there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.
For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in 2018 relating to this aspect of the new tax law. In future years, under the new tax law the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.
On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the "Borrowers") and certain subsidiaries of the Borrowers acting as guarantors (the "Guarantors"), entered into a Revolving Credit and Security Agreement (the "Credit Agreement"), as borrowers and guarantors, with PNC Bank, National Association ("PNC Bank"), as a Lender and as agent for the Lenders ("Agent"). The Credit Agreement had a five (5) year term which was to expire on June 30, 2019. On April 30, 2019, the Borrowers and Guarantors entered into a Second Amendment to Revolving Credit and Security Agreement (the "Second Amendment") by and among the Borrowers, the Guarantors, the financial institutions named as parties thereto from time to time as lenders (collectively, the "Lenders") and PNC Bank as Agent. The Second Amendment amends the Credit Agreement in order to, among other things, (i) reduce the aggregate Revolving Commitment Amounts (as defined in the Credit Agreement) of the Lenders and the related Maximum Revolving Advance Amount (as defined in the Credit Agreement) available to Borrowers under the Credit Agreement, from $50.0 million to $25.0 million, and (ii) to extend the maturity of the term under the Credit Agreement by six (6) months from June 30, 2019 to December 31, 2019. The maximum credit commitment of $25.0 million is available for letters of credit (with a sublimit of $5.0 million). At July 31, 2019, the Company had a readily available borrowing capacity under the Credit Agreement of $13.8 million. As of July 31, 2019 and 2018, the Company did not have any balance outstanding on the Credit Agreement.
The Credit Agreement contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. During the year ended July 31, 2019, the Company did not meet the criteria that would cause its financial covenants to be applicable.

On December 15, 2017, MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company ("MLGS"), entered into a Financing Agreement (the Financing Agreement), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as Borrower), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the Guarantors), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, as described above, Borrower became the borrower under the Financing Agreement.
The Financing Agreement provides for $393.0 million term loan facility (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Facility") (together, the Cerberus Credit Facility). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower's option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1.5 million and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual "excess cash flow sweep" of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower's "excess cash flow" prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO's subsidiaries. The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. During the twelve month ended July 31, 2019, the Company did not trigger any of these covenants. At July 31, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $19.0 million. As of July 31, 2019, IWCO had $6.0 million outstanding on the Revolving Facility. As of July 31, 2018, the Company did not have an outstanding balance on the revolving credit facility. As of July 31, 2019, the principal amount outstanding on the Term Loan was $375.1 million. As of July 31, 2019, the current and long-term net carrying value of the Term Loan was $374.2 million.
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024. The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024, unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date. See Note 7 to Consolidated Financial Statements, included in Part II of this Form 10-K for further details.
Consolidated working capital deficit was $(43.5) million at July 31, 2019, compared with $(12.1) million at July 31, 2018. Included in working capital were cash and cash equivalents of $32.5 million at July 31, 2019 and $92.1 million at July 31, 2018. The working capital deficit was primarily driven by the reduction in cash and cash equivalents used to retire the 5.25% Convertible Senior Notes on March 1, 2019 and an increase in accrued liabilities associated with IWCO.
Net cash provided by operating activities was $20.8 million for the year ended July 31, 2019, as compared to net cash provided by operating activities of $10.0 million in the prior year period. The $10.8 million improvement in cash provided by operating activities reflects improvement in income from operations, excluding adjustments related to certain tax liabilities. During the year ended July 31, 2019, non-cash items within net cash provided by operating activities included depreciation expense of $22.1 million, amortization of intangible assets of $30.4 million, amortization of deferred financing costs of $0.8 million, accretion of debt discount of $3.4 million, impairment of long-lived assets of $3.0 million, share-based compensation of $1.3 million, other (gains) losses, net of $(4.6) million and gains on investments in affiliates and impairments of $42.0 thousand. During the year ended July 31, 2018, non-cash items within net cash provided by operating activities included depreciation expense of $16.8 million, amortization of intangible assets of $20.3 million, amortization of deferred financing costs of $1.1 million, accretion of debt discount of $4.4 million, share-based compensation of $10.8 million, other (gains) losses, net (including gain on sale of building) of $15.3 million and gains on investments in affiliates and impairments of $0.8 million.

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
Net cash used in investing activities was $14.5 million for the year ended July 31, 2019, as compared to net cash used in investing activities of $452.3 million in the prior year period. The $14.5 million of cash used in investing activities during the year ended July 31, 2019 was primarily comprised of $14.5 million in capital expenditures. The $452.3 million of cash used in investing activities during the year ended July 31, 2018 was primarily comprised of $469.2 million in payments associated with the acquisition of IWCO, $18.4 million in capital expenditures, offset by $20.7 million in proceeds associated with the sale of property and equipment, $13.8 million in proceeds from the sale of Trading Securities and $0.8 million in proceeds from investments in affiliates.
Net cash used in financing activities was $63.8 million for the year ended July 31, 2019, as compared to net cash provided by financing activities of $421.9 million in the prior year period. The $63.8 million of cash used in financing activities during the year ended July 31, 2019 was primarily comprised of proceeds from issuance of Convertible Note of $14.9 million, proceeds from revolving line of credit, net of $6.0 million, payments on maturity of Convertible Notes of $63.9 million, payment of long-term debt of $14.9 million, payment of preferred dividends of $2.1 million, purchase of the Company's Convertible Notes of $3.7 million and repayments on capital lease obligations of $0.1 million. The $421.9 million of cash provided by financing activities during the year ended July 31, 2018 was primarily related to the $393.0 million in net proceeds from the Term Loan associated with the IWCO Acquisition, $35.0 million in proceeds associated with the issuance of convertible preferred stock, $3.0 million in payments of long-term debt, $1.3 million in payment of deferred financing costs, $1.1 million in payments of preferred dividends and $0.7 million in payments on capital lease obligations.
At July 31, 2019 and 2018, the Company had cash and cash equivalents and Trading Securities of $32.5 million and $92.1 million, respectively. As of July 31, 2019, the Company had a deficiency in working capital which was primarily driven by the Company's $6.0 million outstanding on the revolving credit facility, accrued pricing liabilities which the Company believes will not require a cash outlay in the next twelve months and the additional liabilities assumed because of the acquisition of IWCO Direct during December 2017. At July 31, 2019 and 2018, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $13.8 million and $9.6 million, respectively. At July 31, 2019 and 2018, IWCO had a readily available borrowing capacity under its Revolving Facility (under the Financing Agreement) of $19.0 million and $25.0 million, respectively. Per the Financing Agreement and the credit facilities provided thereunder, IWCO is permitted to make distributions to Steel Connect, an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by Steel Connect. Steel Connect is entitled to receive additional cash remittances under a "U.S. Federal Income Tax Sharing Agreement." The Company believes it will generate sufficient cash to meet its debt covenants under the Credit Agreement and the Financing Agreement to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current credit facilities, through securitization of certain trade receivables or through a new credit facility being negotiated. As discussed above, the Company's 5.25% Convertible Senior Notes matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. The total $65.6 million balance due was paid in full by the Company from available cash on-hand and $14.9 million from the proceeds of the 7.50% Convertible Senior Note transaction entered into on February 28, 2019. See Note 7 to the Consolidated Financial Statements, included in Part II of this Form 10-K for further details.
Off-Balance Sheet Financing Arrangements
The Company does not have any off-balance sheet financing arrangements.
Contractual Obligations
The Company leases facilities and certain other machinery and equipment under various non-cancelable operating leases and executory contracts expiring through July 2030. Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which the Company has not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to the delivery of goods or performance of services. Our Contractual Obligations do not include any reserves for income taxes. See Note 8 of the accompanying notes to consolidated financial statements included in Item 8 below for future annual minimum payments associated with our Contractual Obligation and Other Commitments. Because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes, the Contractual Obligations and Other Commitments table does not include our reserves for income taxes. See Note 9 of the accompanying notes to consolidated financial statements included in Item 8 below for a summary of our expected contributions and benefit payments for the Company's defined benefit pension plans. Total rent and equipment lease expense charged to continuing operations was $19.0 million and $19.2 million for the fiscal years ended July 31, 2019 and 2018, respectively. From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2019, the Company had no recorded liabilities with respect to these arrangements.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventories, restructuring, contingencies, share-based compensation expense, goodwill and long-lived assets, investments, pension obligations and income taxes. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: recognition of revenue, determining the valuation of inventory and related reserves; measuring share-based compensation expense; determining projected and discounted cash flows for purposes of evaluating goodwill, long-lived assets and intangible assets for impairment; preparing investment valuations; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.
The Company has identified the accounting policies below as the policies most critical to its business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. Our critical accounting policies are as follows:

•	Revenue recognition

•	Inventory valuation

•	Share-based compensation expense

•	Business combinations and valuation of goodwill and other acquired intangible assets

•	Accounting for impairment of long-lived assets, goodwill and other intangible assets

•	Income taxes
Revenue Recognition
On August 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
The Company recognizes revenue from its contracts with customers primarily from the sale of supply chain management services and marketing solutions offerings. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For ModusLink's supply chain management services arrangements and IWCO's marketing solutions offerings, the goods and services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
ModusLink's revenue primarily comes from the sale of supply chain management services to its clients. Under the new standard, the majority of these arrangements consist of two distinct performance obligations (i.e. a warehousing and inventory management service and a separate kitting, packaging and assembly service), each of which is recognized over time as services are performed using an input method based on the level of efforts expended. A significant portion of ModusLink's revenue from these arrangements continues to be recognized over time as the services are performed based on an input method of efforts expended which corresponds with the transfer of value to the customer. For the limited population of contracts where the Company previously recognized revenues upon completion of all services and historically recognized revenue at a point in time (generally upon product shipment), the new standard accelerates the recognition of revenue as the Company's performance enhances assets that the customer controls and therefore revenue is recognized over time based on an input method of efforts expended which corresponds with the transfer of value to the customer.
Revenue from the sale of perpetual licenses sold in ModusLink's e-Business operations is now recognized at a point in time upon execution of the relevant license agreement and when delivery has taken place.
Revenue recognized related to the majority of IWCO's marketing solutions offerings, which typically consist of a single integrated performance obligation, is now recognized over time as the Company performs because the products have no alternative use to the Company.
In accordance with Topic 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
Supply chain management services.
ModusLink's revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer's behalf as part of its service to them. The majority of these arrangements consist of two distinct performance obligations (i.e. warehousing/inventory management service and a separate kitting/packaging/assembly service), revenue related to each of which is recognized over time as services are performed using an input method based on the level of efforts expended.
Marketing solutions offerings.
IWCO's revenue is generated through the provision of data-driven marketing solutions, primarily through providing direct mail products to customers. Revenue related to the majority of IWCO's marketing solutions contracts, which typically consist of a single integrated performance obligation, is recognized over time as the Company performs because the products have no alternative use to the Company.
Other.
Other revenue consists of cloud-based software subscriptions, software maintenance and support service contracts, and fees for professional services. Revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement or over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract.
Significant Judgments
The Company's contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For arrangements with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region in determining the range of standalone selling prices.
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
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. The Company records contract assets and liabilities related to its contracts with customers as follows:
•Accounts receivable when revenue is recognized prior to receipt of cash payments and if the right to such amounts is unconditional and solely based on the passage of time.
•Contract asset when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company notes that its contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.
•Deferred revenue when cash payments are received or due in advance of performance. Deferred revenue is primarily comprised of fees related to supply chain management services, cloud-based software subscriptions and software maintenance and support service contracts, which are generally billed in advance. Deferred revenue also includes other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. The deferred revenue balance is classified as a component of other current liabilities and other long-term liabilities on the Company's consolidated balance sheets.
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
IWCO's inventory consists primarily of raw material (paper) used to produce direct mail packages and work-in-process, finished goods are generally not a significant element of the inventory as they are generally mailed after the production and sorting process. With the acquisition of IWCO, the Company recorded a fair value "step-up" to work-in-process inventory of $7.2 million which was recognized as a non-cash charge to cost of revenues during the fiscal year 2018.
Share-Based Compensation Expense
The Company recognizes share-based compensation in accordance with the provisions of ASC Topic 718, "Compensation— Stock Compensation" ("ASC Topic 718") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.
ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Operations. In accordance with ASU 2016-09, the Company has elected to true up for forfeitures as they occur.
The Company uses a binomial-lattice option-pricing model ("binomial-lattice model") for valuation of share-based awards with time-based vesting. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. For share-based awards based on market conditions, specifically, the Company's stock price, the compensation cost and derived service periods are estimated using the Monte Carlo valuation method. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and Monte Carlo valuations and the resulting fair value used to record compensation expense. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any significant changes in these assumptions may materially affect the estimated fair value of the share-based award.
Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include, but are not limited to, future expected cash flows, acquired technology and tradenames, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.
Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
The Company follows ASC Topic 360, "Property, Plant, and Equipment" ("ASC Topic 360"). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value. As of July 31, 2019, $12.1 million of the Company's long-lived assets related to the Supply Chain segment, consisting primarily of property, equipment and software. As of July 31, 2019, $505.4 million of the Company's long-lived assets related to Direct Marketing segment, consisting primarily of equipment, goodwill and intangible assets.
Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. We review goodwill for impairment annually in the fourth quarter, and test for impairment during the year if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An entity can choose between using the Step 0 approach or the Step 1 approach.
For the Step 0 approach, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the Step 0 assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the Step 0 assessment in any subsequent period.
For the Step 1 approach, which is a quantitative approach, the Company will calculate the fair value of a reporting unit and compare it to its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including the income approach, the market approach and/or the cost approach. If the fair value of a reporting unit exceeds its carrying amount, there is no indication of impairment and further testing is not required. If the carrying amount of a reporting unit exceeds its fair value, then a second step of testing is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.
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
Income Taxes
Income taxes are accounted for under the provisions of ASC Topic 740, "Income Taxes" using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets must be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. At July 31, 2019 and 2018, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance accordingly. The Company's federal, state and foreign net operating loss carryforwards at July 31, 2019 totaled approximately $2.1 billion, $160.0 million and $72.6 million, respectively. A 5% reduction in the Company's current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $23.4 million.
In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2019.
Recent Accounting Pronouncements
For a discussion of the Company's new or recently adopted accounting pronouncements, see Note 2, "Summary of Significant Accounting Policies" to the consolidated financial statements found elsewhere in this Form 10-K.
Tax Benefits Preservation Plan
On January 19, 2018, our Board adopted a Tax Benefits Preservation Plan with American Stock Transfer & Trust Company, LLC, as rights agent. The Tax Plan is designed to preserve the Company's ability to utilize its Tax Benefits and is similar to plans adopted by other public companies with significant Tax Benefits. The Board asked the Company's stockholders to approve, and the stockholders did so approve, the Tax Plan at its 2017 Annual Meeting.
The Company's ability to use its Tax Benefits would be substantially limited if the Company undergoes an "ownership change" (within the meaning of Section 382 of the Internal Revenue Code). The Tax Plan is intended to prevent an "ownership change" of the Company that would impair the Company's ability to utilize its Tax Benefits.
As part of the Tax Plan, the Board declared a dividend of one Right for each share of common stock then outstanding. The dividend was payable to holders of record as of the close of business on January 29, 2018. Any shares of common stock issued after January 29, 2018, will be issued together with the Rights. Each Right initially represents the right to purchase one one-thousandth of a share of newly created Series D Junior Participating Preferred Stock.
Initially, the Rights will be attached to all certificates representing shares of common stock then outstanding and no separate rights certificates will be distributed. In the case of book entry shares, the Rights are evidenced by notations in the book entry accounts. Subject to certain exceptions specified in the Tax Plan, the Rights will separate from the common stock and a Distribution Date will occur upon the earlier of (i) ten (10) business days following a public announcement that a stockholder (or group) has become a beneficial owner of 4.99-percent or more of the shares of common stock then outstanding and (ii) ten (10) business days (or such later date as the Board determines) following the commencement of a tender offer or exchange offer that would result in a person or group becoming a 4.99-percent stockholder.

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the new 4.99-percent stockholder or group) to purchase additional shares of Steel Connect at a significant discount, resulting in substantial dilution in the economic interest and voting power of the new 4.99-percent stockholder (or group). In addition, under certain circumstances in which Steel Connect is acquired in a merger or other business combination after an non-exempt stockholder (or group) becomes a new 4.99-percent stockholder, each holder of the Right (other than the new 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company's common stock at a discount.
The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m., on January 18, 2021; (ii) the time at which the Rights are redeemed or exchanged as provided in the Tax Plan; and (iii) the time at which the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of Tax Benefits.
Protective Amendment
On March 6, 2018, the Board, subject to approval by the Company's stockholders, approved an amendment to the Company's Restated Certificate of Incorporation designed to protect the tax benefits of the Company's net operating loss carryforwards by preventing certain transfers of our securities that could result in an "ownership change" (as defined under Section 382 of the Code). The Protective Amendment was approved and adopted by the Company's stockholders at the 2017 Annual Meeting and was filed with the Secretary of State of the State of Delaware on April 12, 2018.
ITEM 7A.— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this Item.

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Steel Connect, Inc.
Waltham, Massachusetts
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Steel Connect, Inc. and subsidiaries (the "Company") as of July 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated October 15, 2019 expressed an adverse opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ BDO USA, LLP
We have served as the Company's auditor since 2014.
Boston, Massachusetts
October 15, 2019

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2019	July 31, 2018
ASSETS
Cash and cash equivalents	$32,548	$92,138
Accounts receivable, trade, net of allowance for doubtful accounts of $1,804 and $480 at July 31, 2019 and July 31, 2018, respectively	112,141	99,254
Inventories, net	23,674	47,786
Funds held for clients	13,516	11,688
Prepaid expenses and other current assets	31,445	13,415
Total current assets	213,324	264,281
Property and equipment, net	91,268	106,632
Goodwill	257,128	254,352
Other intangible assets, net	162,518	192,964
Other assets	7,325	8,821
Total assets	$731,563	$827,050
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$85,898	$78,212
Accrued expenses	112,658	88,426
Funds held for clients	13,516	11,688
Current portion of long-term debt	5,732	5,727
Other current liabilities	39,046	42,029
Convertible Notes payable	—	50,274
Total current liabilities	256,850	276,356
Convertible Notes payable	7,432	14,256
Long-term debt, excluding current portion	368,505	383,111
Other long-term liabilities	10,898	10,507
Total long-term liabilities	386,835	407,874
Total liabilities	643,685	684,230
Commitments and contingencies (Note 8)
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at July 31, 2019 and 2018	35,186	35,192
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at July 31, 2019 and July 31, 2018; zero shares issued and outstanding at July 31, 2019 and July 31, 2018	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 61,805,856 issued and outstanding shares at July 31, 2019; 60,742,859 issued and outstanding shares at July 31, 2018	618	608
Additional paid-in capital	7,477,327	7,467,855
Accumulated deficit	(7,426,287)	(7,363,569)
Accumulated other comprehensive income	1,034	2,734
Total stockholders' equity	52,692	107,628
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$731,563	$827,050
The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Twelve Months Ended July 31,
	2019	2018
Net revenue:
Services	$332,928	$345,900
Products	486,902	299,358
Total net revenue	819,830	645,258
Cost of revenue	670,100	543,999
Gross profit	149,730	101,259
Operating expenses:
Selling, general and administrative	144,078	101,972
Amortization of intangible assets	30,446	20,285
(Gain) loss on sale of property	485	(12,692)
Total operating expenses	175,009	109,565
Operating loss	(25,279)	(8,306)
Other income (expense):
Interest income	528	679
Interest expense	(41,951)	(29,884)
Other gains, net	4,603	2,223
Total other expense	(36,820)	(26,982)
Loss before income taxes	(62,099)	(35,288)
Income tax expense (benefit)	4,670	(71,202)
Gains on investments in affiliates, net of tax	(42)	(801)
Net income (loss)	(66,727)	36,715
Less: Preferred dividends on redeemable preferred stock	(2,129)	(1,335)
Net income (loss) attributable to common stockholders	$(68,856)	$35,380

Basic net earnings (loss) per share attributable to common stockholders:	$(1.13)	$0.60
Diluted net earnings (loss) per share attributable to common stockholders:	$(1.13)	$0.53
Weighted average common shares used in:
Basic earnings (loss) per share	61,180	59,179
Diluted earnings (loss) per share	61,180	81,899
The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Twelve Months Ended July 31,
	2019	2018
Net income (loss)	$(66,727)	$36,715
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,331)	(1,174)
Net unrealized holding gain (loss) securities, net of tax	(85)	14
Pension liability adjustments, net of tax	(284)	(419)
Other comprehensive loss	(1,700)	(1,579)
Comprehensive income (loss)	$(68,427)	$35,136
The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2017	55,555,973	$556	$7,457,051	$(7,398,949)	$4,313	$62,971
Net income	—	—	—	36,715	—	36,715
Preferred dividends	—	—	—	(1,335)	—	(1,335)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	10,462	—	8	—	—	8
Restricted stock grants	5,225,806	52	(5)	—	—	47
Restricted stock forfeitures	(49,382)	—	—	—	—	—
Share-based compensation	—	—	10,801	—	—	10,801
Other comprehensive items	—	—	—	—	(1,579)	(1,579)
Balance at July 31, 2018	60,742,859	$608	$7,467,855	$(7,363,569)	$2,734	$107,628
Net loss	—	—	—	(66,727)	—	(66,727)
Effect of adoption of accounting standards	—	—	—	6,138	—	6,138
Equity portion of convertible note	—	—	8,200	—	—	8,200
Preferred dividends	—	—	—	(2,129)	—	(2,129)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	17,454	—	15	—	—	15
Restricted stock grants	1,045,543	10	(10)	—	—	—
Share-based compensation	—	—	1,267	—	—	1,267
Other comprehensive items	—	—	—	—	(1,700)	(1,700)
Balance at July 31, 2019	61,805,856	$618	$7,477,327	$(7,426,287)	$1,034	$52,692
The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(66,727)	$36,715
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,058	16,791
Amortization of intangible assets	30,446	20,285
Amortization of deferred financing costs	771	1,072
Accretion of debt discount	3,433	4,384
Impairment of long-lived assets	3,015	(91)
Share-based compensation	1,267	10,801
Other gains, net	(4,603)	(15,266)
Gains on investments in affiliates	(42)	(801)
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable, net	(14,090)	29,735
Inventories, net	2,482	19,971
Prepaid expenses and other current assets	5,519	4,797
Accounts payable and accrued expenses	36,486	(39,945)
Refundable and accrued income taxes, net	(3,045)	6,524
Deferred tax assets and liabilities	1,563	(78,794)
Other assets and liabilities	2,316	(6,176)
Net cash provided by operating activities	20,849	10,002
Cash flows from investing activities:
Payments to acquire business	—	(469,221)
Additions to property and equipment	(14,539)	(18,423)
Proceeds from the disposition of property and equipment	19	20,748
Proceeds from the sale of Trading Securities	—	13,775
Proceeds from investments in affiliates	42	801
Net cash used in investing activities	(14,478)	(452,320)
Cash flows from financing activities:
Proceeds from long-term debt	—	393,000
Proceeds from issuance of preferred stock	—	35,000
Proceeds from issuance of Convertible Note	14,940	—
Proceeds from revolving line of credit, net	6,000	—
Payments on maturity of Convertible Notes	(63,925)	—
Payment of long-term debt	(14,879)	(3,000)
Payment of deferred financing costs	—	(1,334)
Payment of preferred dividends	(2,129)	(1,143)
Purchase of the Company's Convertible Notes	(3,700)	—
Repayments on capital lease obligations	(134)	(652)
Proceeds from issuance of common stock	15	8
Net cash provided by (used in) financing activities	(63,812)	421,879
Net effect of exchange rate changes on cash and cash equivalents	(321)	141
Net decrease in cash, cash equivalents and restricted cash	(57,762)	(20,298)
Cash, cash equivalents and restricted cash, beginning of period	103,826	124,124
Cash, cash equivalents and restricted cash, end of period	$46,064	$103,826
The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS
Steel Connect, Inc. (the "Company") together with its consolidated subsidiaries, operates through its wholly owned subsidiaries, ModusLink Corporation and ModusLink PTS, Inc. (together "ModusLink" or "Supply Chain"), and IWCO Direct Holdings, Inc. ("IWCO Direct" or "IWCO"). The Company was formerly known as ModusLink Global Solutions, Inc. until it changed its name to Steel Connect, Inc. effective February 27, 2018.
ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software, and retail. ModusLink designs and executes elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. The Company also produces and licenses an entitlement management solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products.
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
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include cash and cash equivalents, the Credit Agreement, as defined in Note 7, the securitization of trade receivables not currently in the Credit Agreement and the revolving credit facility and cash, if any, provided by operating activities. The Company’s estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be inaccurate, and it could require capital resources sooner than currently expected, which the Company believes it will have access to.
At July 31, 2019 and 2018, the Company had cash and cash equivalents and Trading Securities of $32.5 million and $92.1 million, respectively. As July 31, 2019, the Company had a deficiency in working capital which was primarily driven by the Company's $6.0 million outstanding on the revolving credit facility, accrued pricing liabilities which the Company believes will not require a cash outlay in the next twelve months and the additional liabilities assumed because of the acquisition of IWCO Direct during December 2017 (the "IWCO Acquisition"). At July 31, 2019, the Company had a readily available borrowing capacity under its PNC Bank Credit Facility of $13.8 million. The term of the PNC Bank Credit Facility expires on December 31, 2019. At July 31, 2019, IWCO had a readily available borrowing capacity under its revolving facility of $19.0 million. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current credit facilities, through securitization of certain trade receivables and a new facility, if needed. The Company's 5.25% Convertible Senior Notes matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. Included in the balance due were notes held by SPH Group Holdings LLC ("SPHG Holdings") in the principal amount of $14.9 million. The total $65.6 million balance due was paid in full by the Company from available cash on-hand, including the $14.9 million from the proceeds of the 7.50% Convertible Senior Note entered into on February 28, 2019.

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

Use of Estimates
The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to revenue recognition, allowance for doubtful accounts, inventories, fair value of its trading and available-for-sale securities, intangible assets, income taxes, valuation of long-lived assets, impairments, contingencies, restructuring charges, litigation, pension obligations and the fair value of stock options and share bonus awards granted under the Company's stock based compensation plans. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.
Revenue Recognition
On August 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
The Company recognizes revenue from its contracts with customers primarily from the sale of supply chain management services and marketing solutions offerings. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For ModusLink's supply chain management services arrangements and IWCO's marketing solutions offerings, the goods and services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
ModusLink's revenue primarily comes from the sale of supply chain management services to its clients. Under the new standard, the majority of these arrangements consist of two distinct performance obligations (i.e. a warehousing and inventory management service and a separate kitting, packaging and assembly service), each of which is recognized over time as services are performed using an input method based on the level of efforts expended. A significant portion of ModusLink's revenue from these arrangements continues to be recognized over time as the services are performed based on an input method of efforts expended which corresponds with the transfer of value to the customer. For the limited population of contracts where the Company previously recognized revenues upon completion of all services and historically recognized revenue at a point in time (generally upon product shipment), the new standard accelerates the recognition of revenue as the Company's performance enhances assets that the customer controls and therefore revenue is recognized over time based on an input method of efforts expended which corresponds with the transfer of value to the customer.
Revenue from the sale of perpetual licenses sold in ModusLink's e-Business operations is now recognized at a point in time upon execution of the relevant license agreement and when delivery has taken place.
Revenue recognized related to the majority of IWCO's marketing solutions offerings, which typically consist of a single integrated performance obligation, is now recognized over time as the Company performs because the products have no alternative use to the Company.
In accordance with Topic 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from customers which are subsequently remitted to government authorities.
Supply chain management services.
ModusLink's revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer's behalf as part of its service to them. The majority of these arrangements consist of two distinct performance obligations (i.e. warehousing/inventory management service and a separate kitting/packaging/assembly service), revenue related to each of which is recognized over time as services are performed using an input method based on the level of efforts expended.

Marketing solutions offerings.
IWCO's revenue is generated through the provision of data-driven marketing solutions, primarily through providing direct mail products to customers. Revenue related to the majority of IWCO's marketing solutions contracts, which typically consist of a single integrated performance obligation, is recognized over time as the Company performs because the products have no alternative use to the Company.
Other.
Other revenue consists of cloud-based software subscriptions, software maintenance and support service contracts, and fees for professional services. Revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement or over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract.
Significant Judgments
The Company's contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For arrangements with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region in determining the range of standalone selling prices.
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
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers. The Company records contract assets and liabilities related to its contracts with customers as follows:
•Accounts receivable when revenue is recognized prior to receipt of cash payments and if the right to such amounts is unconditional and solely based on the passage of time.
•Contract asset when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company notes that its contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.
•Deferred revenue when cash payments are received or due in advance of performance. Deferred revenue is primarily comprised of fees related to supply chain management services, cloud-based software subscriptions and software maintenance and support service contracts, which are generally billed in advance. Deferred revenue also includes other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. The deferred revenue balance is classified as a component of other current liabilities and other long-term liabilities on the Company's consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts

The Company's unsecured accounts receivable are stated at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition, credit history and current economic conditions. The Company writes off accounts receivable when management deems them uncollectible and records recoveries of accounts receivable previously written off when received. When accounts receivable are considered past due, the Company generally does not charge interest on past due balances.
The allowance for doubtful accounts consisted of the following:

	July 31, 2019	July 31, 2018
	(In thousands)
Balance at beginning of year	$480	$616
Provisions charged to expense	1,418	211
Accounts written off	(94)	(347)
	$1,804	$480
Foreign Currency Translation
All assets and liabilities of the Company's foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at the rates in effect at the balance sheet date. All amounts in the Consolidated Statements of Operations are translated using the average exchange rates in effect during the year. Resulting translation adjustments are reflected in the accumulated other comprehensive income (loss) component of stockholders' equity. Settlement of receivables and payables in a foreign currency that is not the functional currency result in foreign currency transaction gains and losses. Foreign currency transaction gains and losses are included in "Other gains (losses), net" in the Consolidated Statements of Operations.
Cash, Cash Equivalents and Short-term Investments
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Investments with maturities greater than three months to twelve months at the time of purchase are considered short-term investments. Cash and cash equivalents consisted of the following:

	July 31, 2019	July 31, 2018
	(In thousands)
Cash and bank deposits	$32,183	$44,952
Money market funds	365	47,186
	$32,548	$92,138
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. We believe that the carrying value of our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company's Trading Securities was estimated using quoted market prices.
The defined benefit plans have assets invested in insurance contracts and bank managed portfolios. Conservation of capital with some conservative growth potential is the strategy for the plans. The Company's pension plans are outside the United States, where asset allocation decisions are typically made by an independent board of trustees. Investment objectives are aligned to generate returns that will enable the plans to meet their future obligations. The Company acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each plan, with final decisions on asset allocation and investment manager made by local trustees.
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
Funds Held for Clients
Funds held for clients represent assets that are restricted for use solely for the purposes of satisfying the obligations to remit client's customer funds to the Company's clients. These funds are classified as a current asset and a corresponding current liability on the Company's Consolidated Balance Sheets.
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
IWCO's inventory consists primarily of raw material (paper) used to produce direct mail packages and work-in-process, finished goods are generally not a significant element of the inventory as they are generally mailed after the production and sorting process. With the acquisition of IWCO, the Company recorded a fair value "step-up" to work-in-process inventory of $7.2 million which was recognized as a non-cash charge to cost of revenues during the fiscal year 2018.
Inventories consisted of the following:

	July 31, 2019	July 31, 2018
	(In thousands)
Raw materials	$21,322	$23,208
Work-in-process	587	16,147
Finished goods	1,765	8,431
	$23,674	$47,786
Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include, but are not limited to, future expected cash flows, acquired technology and tradenames, useful lives, and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets
The Company follows ASC Topic 360, "Property, Plant, and Equipment" ("ASC Topic 360"). Under ASC Topic 360, the Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. ASC Topic 360 defines impairment as the condition that exists when the carrying amount of a long-lived asset or group, including property and equipment and other intangible assets, exceeds its fair value. The Company evaluates recoverability by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to cover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value.
The Company is required to test goodwill for impairment annually or if a triggering event occurs in accordance with the provisions of ASC Topic 350, "Goodwill and Other." The Company's policy is to perform its annual impairment testing for its business units during the fourth quarter of each fiscal year.
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
Income Taxes
Income taxes are accounted for under the provisions of ASC Topic 740, "Income Taxes" ("ASC Topic 740") using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. ASC Topic 740 also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities.
In accordance with ASC Topic 740, the Company applies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. ASC Topic 740 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. In accordance with the Company's accounting policy, interest and penalties related to uncertain tax positions is included in the "income tax expense" line of the Consolidated Statements of Operations. See Note 13, "Income Taxes," for additional information.

Earnings (Loss) Per Share
The following table reconciles earnings (loss) per share for the fiscal years ended July 31, 2019 and 2018.

	Twelve Months Ended July 31,
	2019	2018
	(In thousands, except per share data)
Net income (loss)	$(66,727)	$36,715
Less: Preferred dividends on redeemable preferred stock	(2,129)	(1,335)
Net income (loss) attributable to common stockholders	(68,856)	35,380
Effect of dilutive securities:
5.25% Convertible Senior Notes	—	7,079
Redeemable preferred stock	—	1,335
Net income (loss) attributable to common stockholders after assumed conversions	$(68,856)	$43,794
Weighted average common shares outstanding	61,180	59,179
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible notes and convertible preferred stock	—	22,720
Weighted average number of common and potential common shares	61,180	81,899
Basic net earnings (loss) per share attributable to common stockholders:	$(1.13)	$0.60
Diluted net earnings (loss) per share attributable to common stockholders:	$(1.13)	$0.53
Approximately 20.9 million and 0.5 million common stock equivalent shares relating to the effects of outstanding stock options and restricted stock were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2019 and 2018, respectively. The common stock equivalent shares excluded during the fiscal year ended July 31, 2019 and 2018 were primarily excluded as their effect would be anti-dilutive. The common stock equivalent shares excluded during the year ended July 31, 2018 were primarily excluded as the options were out-of-the-money. Approximately 2.6 million common shares outstanding associated with the Convertible Note, using the if-converted method, were excluded from the denominator in the calculation of diluted earnings (loss) per share for the fiscal years ended July 31, 2019. Approximately 17.9 million common shares outstanding associated with the Contingently redeemable preferred stock, using the if-converted method, were excluded from the denominator in the calculation of diluted earnings (loss) per share for the fiscal year ended July 31, 2019.
Share-Based Compensation Plans
The Company recognizes share-based compensation in accordance with the provisions of ASC Topic 718, "Compensation— Stock Compensation" ("ASC Topic 718") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.
The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. In accordance with ASU 2016-09, the Company has elected to true up for forfeitures as they occur.
The Company uses a binomial-lattice option-pricing model ("binomial-lattice model") for valuation of share-based awards with time-based vesting. The Company believes that the binomial-lattice model is an accurate model for valuing employee stock options since it reflects the impact of stock price changes on option exercise behavior. For performance-based awards, stock-based compensation expense is recognized over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. For share-based awards based on market conditions, specifically, the Company's stock price, the compensation cost and derived service periods are estimated using the Monte Carlo valuation method. The Company uses third party analyses to assist in developing the assumptions used in its binomial-lattice model and Monte Carlo valuations and the resulting fair value used to record compensation expense. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Any significant changes in these assumptions may materially affect the estimated fair value of the share-based award.
Major Clients and Concentration of Credit Risk
For the fiscal years ended July 31, 2019 and 2018, the Company's 10 largest clients accounted for approximately 49% and 44% of consolidated net revenue, respectively. One client, associated with the Supply Chain segment, accounted for 11% of the Company's consolidated net revenue for the fiscal year ended July 31, 2019. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2019. No clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2018. A computing market client accounted for approximately 13% of the Company's Net Accounts Receivable balance as of July 31, 2019. No other clients accounted for greater than 10% of the Company's Net Accounts Receivable balance as of July 31, 2019. No clients accounted for greater than 10% of the Company's Net Accounts Receivable balance as of July 31, 2018. To manage risk, the Company performs ongoing credit evaluations of its clients' financial condition. The Company generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of accounts receivable.
Financial instruments which potentially subject the Company to concentrations of credit risk are cash, cash equivalents and accounts receivable. The Company's cash equivalent portfolio is diversified and consists primarily of short-term investment grade securities placed with high credit quality financial institutions. Cash and cash equivalents are maintained at accredited financial institutions, and the balances associated with Funds Held for Clients are at times without and in excess of federally insured limits. The Company has never experienced any losses related to these balances and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with financial institutions.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On August 1, 2018, the Company adopted this guidance and all the related amendments using the modified retrospective method for all contracts not completed as of the date of adoption. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price in accordance with practical expedient ASC 606-10-65-1-(f)-4, which did not have a material effect on the Company's assessment of the cumulative effect adjustment upon adoption. The Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is effective for public companies for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. The Company will adopt the provisions of this guidance on August 1, 2019. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.
In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, which clarified various aspects of the guidance under ASU 2016-02. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with certain practical expedients available. However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance.
The Company will elect to utilize the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will make an accounting policy election that will keep leases with an initial term of 12 months or less off the Company's Consolidated Balance Sheets and will result in recognizing those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.
The Company expects adoption of the new standard will result in the recording of additional net lease assets and lease liabilities of approximately $53.7 million and $55.3 million, respectively, as of August 1, 2019. Adoption of the standard will not materially impact the Company's Consolidated Statements of Operations or Consolidated Statements of Cash Flows.
In January 2017 the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The revised guidance eliminates Step 2 of the current goodwill impairment test, which requires a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment loss will instead be measured at the amount by which a reporting unit's carry amount exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has elected to early adopt this standard as of July 31, 2019. Its adoption did not have an impact on the Company's consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715), which requires that the service cost component of net periodic pension and postretirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). This ASU became effective beginning in the first quarter of fiscal year 2019. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. Entities will also have to disclose the nature of their restricted cash and restricted cash equivalent balances, which is similar to what is required today for SEC Registrants. This ASU was effective for the Company beginning in the first quarter of fiscal year 2019. The Company's Consolidated Statements of Cash Flows reflect its adoption.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard was created to simplify the accounting for share-based payments to nonemployees. This standard provides guidance on how to account for share-based payment transactions with nonemployees in which a grantor acquires goods or services to be used or consumed in the grantor's own operations by issuing share-based payment awards. The amendments in ASU 2018-07 are effective for the Company's 2020 fiscal year. The Company is currently evaluating the potential impact of this new guidance.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The amendments in ASU 2018- 13 are effective for the Company's 2021 fiscal year, except that the standard permits an entity to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until the effective date. Because ASU 2018-13 affects disclosure only, the Company does not expect that the full adoption of this standard will have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension and other post-retirement plans. The amendments in ASU 2018-14 are effective for the Company's 2022 fiscal year. Because ASU 2018-14 affects disclosure only, the Company does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in ASU 2018-15 are effective for the Company's 2021 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

(3)	PROPERTY AND EQUIPMENT
Property and equipment at cost, consists of the following:

	July 31,
	2019	2018
	(In thousands)
Land	$942	$942
Machinery and equipment	99,961	97,149
Leasehold improvements	23,711	21,917
Software	52,961	52,082
Other	24,230	28,147
	201,805	200,237
Less: Accumulated depreciation and amortization	(110,537)	(93,605)
Property and equipment, net	$91,268	$106,632
An immaterial amount of assets are under capital leases are included in the amounts above.
During the fiscal year ended July 31, 2019, the Company determined that the fair value of a long-lived asset group in the Supply Chain segment, derived from forecasted cash flows, did not exceed its carrying value. As such, the Company recorded an impairment of long-lived assets of $3.0 million as a component of cost of revenues.
The Company recorded depreciation expense of $22.1 million and $16.8 million for the fiscal years ended July 31, 2019 and 2018, respectively. Depreciation expense within the Supply Chain and Direct Marketing segments was $5.6 million, and $16.4 million, respectively, for the year ended July 31, 2019. Depreciation expense within the Supply Chain and Direct Marketing segments was $6.8 million and $10.0 million, respectively, for the year ended July 31, 2018. Amortization of assets recorded under capital leases is included in the depreciation expense amounts.
During the twelve months ended July 31, 2018, the Company received $20.7 million in proceeds associated with the sale of property and equipment. During the twelve months ended July 31, 2018, the Company recognized $12.7 million in gains associated with the sale of property.

(4)	ACQUISITION OF IWCO DIRECT
On December 15, 2017, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, MLGS Merger Company, Inc., a Delaware corporation and newly formed wholly-owned subsidiary of the Company ("MLGS"), IWCO Direct Holdings, Inc. a Delaware corporation, CSC Shareholder Services, LLC, a Delaware limited liability company (solely in its capacity as representative), and the stockholders of IWCO. Pursuant to the Merger Agreement, MLGS was merged with and into IWCO, with IWCO surviving as a wholly-owned subsidiary of the Company. The Company acquired IWCO as a part of the Company's overall acquisition strategy to acquire profitable companies to utilize the Company's tax net operating losses.
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

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of the acquisition:

	As Originally Reported	Adjustments	As Revised
	(In thousands)
Accounts receivable	$47,841	$(433)	$47,408
Inventories	27,165	5,829	32,994
Other current assets	7,427	3,197	10,624
Property and equipment	87,976	477	88,453
Intangible assets	210,920	2,330	213,250
Goodwill	259,085	(1,957)	257,128
Other assets	3,040	—	3,040
Accounts payable	(31,069)	—	(31,069)
Accrued liabilities and other current liabilities	(35,790)	(30,368)	(66,158)
Customer deposits	(7,829)	—	(7,829)
Deferred income taxes	(79,918)	2,755	(77,163)
Other long-term liabilities	(19,627)	18,170	(1,457)
Total consideration	$469,221	$—	$469,221
Acquired intangible assets include trademarks and tradenames valued at $20.5 million and customer relationships of $192.7 million. The fair value estimate of trademarks and tradenames was prepared utilizing a relief from royalties method of valuation, while the fair value estimate of customer relationships was prepared using a multi-period excess earnings method of valuation. The trademarks and tradenames intangible asset will be amortized on a straight line basis over a 3 years estimated useful life. The customer relationship intangible asset will be amortized on a double-declining basis over an estimated useful life of 15 years. The acquired property and equipment consist mainly of machinery and equipment. The fair value of the acquired property and equipment was estimated using the cost approach to value, and applying industry standard normal useful lives and inflationary indices. The Company recognized $257.1 million of goodwill which arose primarily from the synergies in its business and the assembled workforce of IWCO. The consolidated statement of operations, for the fiscal year ended July 31, 2018, includes net revenue of $299.4 million, operating income of $10.7 million, and a loss before income taxes of $11.4 million associated with IWCO.
The following unaudited pro forma financial results are based on the Company's historical consolidated financial statements and IWCO's historical consolidated financial statements as adjusted to give effect to the Company's acquisition of IWCO and related transactions. The unaudited pro forma financial information for the twelve months ended July 31, 2018 give effect to these transactions as if they had occurred on August 1, 2016. The unaudited pro forma results presented do not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of August 1, 2017, nor do they indicate the results of operations in future periods. Additionally, the unaudited pro forma results do not include the impact of possible business model changes, nor do they consider any potential impacts of current market conditions or revenues, reduction of expenses, asset dispositions, or other factors. The impact of these items could alter the following pro forma results. The pro forma results were adjusted to reflect a fair value step-up to work-in-process inventory, as well as incremental depreciation and amortization based on fair value adjustments for the acquired property and equipment, and intangible assets. A reduction to interest expense is also reflected in the pro forma results to reflect the more favorable terms obtained with the new credit facility as compared to the interest rate under the former facility carried by IWCO. The pro forma results also reflect the reversal of the income tax valuation allowance that resulted from the acquisition in fiscal year 2017, rather than fiscal year 2018:

Twelve Months Ended
July 31, 2018
Net revenue	$824,825
Net loss	$(17,148)

(5)	GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill of $257.1 million as of July 31, 2019 relates to the Company's Direct Marketing reporting unit. For the fiscal year 2019, the Company performed a quantitative assessment of goodwill. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting unit, which indicated that the fair value of this reporting unit exceeded its carrying value by greater than 25.0%. Significant assumptions used in the discounted cash flow analysis included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. At July 31, 2019, the goodwill related to the Direct Marketing business unit, and associated intangible assets, are at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to further declines in market conditions or customer demand.
Other intangible assets, net, as of July 31, 2019, include trademarks and tradenames with a gross balance of $20.5 million and carrying balance of $9.4 million, and customer relationships with a gross balance of $192.7 million and carrying balance of $153.1 million. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 years estimated useful life. The customer relationship intangible asset are being amortized on a double-declining basis over an estimated useful life of 15 years. Intangible assets deemed to have finite lives are amortized over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated. The estimated future amortization expense of intangible assets as of July 31, 2019 is as follows (in thousands):

2020	$27,255
2021	20,258
2022	15,334
2023	11,427
2024	9,371
Thereafter	78,873
$162,518

(6)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following schedules reflect the components of "Accrued expenses" and "Other Current Liabilities":

	July 31, 2019	July 31, 2018
	(In thousands)
Accrued taxes	$59,057	$29,804
Accrued compensation	22,584	25,603
Accrued interest	467	1,437
Accrued audit, tax and legal	3,148	3,264
Accrued contract labor	1,650	1,932
Accrued worker's compensation	4,549	6,126
Accrued other	21,203	20,260
	$112,658	$88,426

	July 31, 2019	July 31, 2018
	(In thousands)
Accrued pricing liabilities	$14,309	$18,882
Customer postage deposits	11,816	12,638
Revolving credit facility	6,000	—
Other	6,921	10,509
	$39,046	$42,029
During the twelve months ended July 31, 2019, the Company recorded adjustments totaling $32.1 million related to certain tax related liabilities, which reflected the Company's revised estimate for such exposures. As of July 31, 2019 and 2018, the Company had accrued pricing liabilities of approximately $14.3 million and $18.9 million, respectively. During the fiscal year ended July 31, 2019, the Company concluded that certain accrued pricing liabilities have been extinguished. The amounts derecognized and recorded in other income were $4.6 million for the fiscal year ended July 31, 2019. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at July 31, 2019 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(7)	DEBT
Our debt consists of the following:

	July 31, 2019	July 31, 2018
	(In thousands)
Short-term debt
Cerberus revolving credit facility	$6,000	$—
Current portion of long-term debt	5,732	5,727
5.25% Convertible Senior Notes Payable	—	50,274
	11,732	56,001
Long-term debt
5.25% Convertible Senior Notes Payable	—	14,256
7.50% Convertible Senior Note	7,432	—
Long-term debt, net of current portion	368,505	383,111
	375,937	397,367
Total debt	$387,669	$453,368

5.25% Convertible Senior Notes Payable
On March 18, 2014, the Company entered into an indenture (the "Indenture") with Wells Fargo Bank, National Association, as trustee, relating to the Company's issuance of $100 million of 5.25% Convertible Senior Notes (the "Notes"). As of July 31, 2018, the net carrying value of the Notes was $64.5 million. The Notes matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. Included in the balance due were notes held by SPHG Holdings in the principal amount of $14.9 million. The total $65.6 million balance due was paid in full by the Company from available cash on-hand, including the $14.9 million from the proceeds of the 7.50% Convertible Senior Note entered into on February 28, 2019, as described below.

	Twelve Months Ended July 31,
	2019	2018
	(In thousands)
Interest expense related to contractual interest coupon	$1,932	$3,655
Interest expense related to accretion of the discount	2,741	4,384
Interest expense related to debt issuance costs	243	388
	$4,916	$8,427
During the year ended July 31, 2019 and 2018, the Company recognized interest expense of $4.9 million and $8.4 million associated with the Notes, respectively. The effective interest rate on the Notes, including amortization of debt issuance costs and accretion of the discount, was 13.9%.
PNC Bank Credit Facility
On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the "Borrowers") and certain subsidiaries of the Borrowers acting as guarantors (the "Guarantors"), entered into a Revolving Credit and Security Agreement (the "Credit

Agreement"), as borrowers and guarantors, with PNC Bank, National Association ("PNC Bank"), as a Lender and as agent for the Lenders ("Agent").
The Credit Agreement had a five (5) year term which was to expire on June 30, 2019. On April 30, 2019, the Borrowers and Guarantors entered into a Second Amendment to Revolving Credit and Security Agreement (the "Second Amendment") by and among the Borrowers, the Guarantors, the financial institutions named as parties thereto from time to time as lenders (collectively, the "Lenders") and PNC Bank as Agent. The Second Amendment amends the Credit Agreement in order to, among other things, (i) reduce the aggregate Revolving Commitment Amounts (as defined in the Credit Agreement) of the Lenders and the related Maximum Revolving Advance Amount (as defined in the Credit Agreement) available to Borrowers under the Credit Agreement, from $50.0 million to $25.0 million, and (ii) to extend the maturity of the term under the Credit Agreement by six (6) months from June 30, 2019 to December 31, 2019. The maximum credit commitment of $25.0 million is available for letters of credit (with a sublimit of $5.0 million). The actual maximum credit available under the Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable and eligible inventory minus reserves determined by the Agent (including other reserves that the Agent may establish from time to time in its permitted discretion), all as specified in the Credit Agreement.
Generally, borrowings under the Credit Agreement bear interest at a rate per annum equal to, at the Borrowers' option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two or three months (as selected by the Borrowers) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the base commercial lending rate publicly announced from time to time by PNC Bank, (2) the sum of the Federal Funds Open Rate in effect on such day plus one half of one percent (0.5%) per annum, or (3) the LIBOR rate (adjusted to reflect any required bank reserves) in effect on such day plus 1.00% per annum. In addition to paying interest on outstanding principal under the Credit Agreement, the Borrowers are required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.25% per annum, paid quarterly in arrears. The Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
The Credit Agreement contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. During the year ended July 31, 2019, the Company did not meet the criteria that would cause its financial covenants to be applicable. At July 31, 2019, the Company had a readily available borrowing capacity under the Credit Agreement of $13.8 million. As of July 31, 2019 and 2018, the Company did not have any balance outstanding on the PNC Bank credit facility.
Cerberus Credit Facility
On December 15, 2017, MLGS, a wholly owned subsidiary of the Company, entered into a Financing Agreement (the "Financing Agreement"), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, as described above, Borrower became the borrower under the Financing Agreement.
The Financing Agreement provides for a $393.0 million term loan facility (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Facility") (together, the "Cerberus Credit Facility"). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition.
The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower's option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option.
The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1.5 million and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual "excess cash flow sweep" of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower's "excess cash flow" prepayment obligations on a dollar-for-dollar basis for such calendar year. During the twelve months ended July 31, 2019, the Company made $8.9 million in excess cash flow payments.
Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO's subsidiaries.
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
At July 31, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $19.0 million. As of July 31, 2019, the Company had $6.0 million outstanding on the Revolving Facility. As of July 31, 2018, the Company did not have an outstanding balance on the Revolving Facility. As of July 31, 2019 and 2018, the principal amount outstanding on the Term Loan was $375.1 million and $390.0 million, respectively. As of July 31, 2019 and 2018, the current and long-term net carrying value of the Term Loan was $374.2 million and $388.8 million, respectively.

	July 31, 2019	July 31, 2018
	(In thousands)
Principal amount outstanding on the Term Loan	$375,125	$390,000
Unamortized debt issuance costs	(888)	(1,162)
Net carrying value of the Term Loan	$374,237	$388,838

7.50% Convertible Senior Note

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note (the "SPHG Note") in the amount of $14.9 million, due 2024, issued to SPHG Holdings (the "SPHG Note Transaction"). The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024 (the "SPHG Note Maturity Date"), unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date.
The Company has the right to prepay the SPHG Note at any time, upon 10 days' prior written notice, in whole or in part, without penalty or premium, at a price equal to 100% of the then outstanding principal amount of the SPHG Note plus accrued and unpaid interest. The SPHG Note is an unsecured and unsubordinated obligation of the Company, and will rank equal in right of payment with the Company's other unsecured and unsubordinated indebtedness, but will be effectively subordinated in right of payment to any existing and future secured indebtedness and liabilities to the extent of the value of the collateral securing those obligations, and structurally subordinated to the indebtedness and other liabilities of the Company's subsidiaries. The SPHG Note contains other customary terms and conditions, including customary events of default.
At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as ("PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest.
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
SPHG has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note maturity date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of SPHG Note.
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
The Company's Board of Directors (the "Board") established a special committee (the "Special Committee"), consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction including a transaction with SPHG. The terms and conditions of the SPHG Note Transaction were determined by the Special Committee to be fair and in the best interests of the Company, and the Special Committee recommended that the Board approve the SPHG Note Transaction and the transactions contemplated thereby. The Board approved such transactions. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"), the manager of SPHG Holdings. Jack L. Howard and William T. Fejes, Jr., directors of the Company, are also affiliated with Steel Holdings GP. Glen Kassan, a director and our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP.
The Company then assessed the features of the SPHG Note and determined that the conversion features should not be bifurcated as a derivative liability, but should be accounted for under the cash conversion subsections of ASC 470.
The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the SPHG Note and bifurcated the conversion option associated with the SPHG Note from the host debt instrument and recorded the conversion option of $8.2 million in stockholders' equity. The initial value of the equity component, which reflected the equity conversion feature, was equal to the initial debt discount. The resulting debt discount on the SPHG Note is being accreted to interest expense at the effective interest rate over the estimated life of the SPHG Note. The equity component is included in the additional paid-in capital portion of stockholders' equity on the Company's consolidated balance sheet. In addition, the debt issuance costs were not material. As of July 31, 2019, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of July 31, 2019, the remaining period over which the unamortized discount will be amortized is 55 months. As of July 31, 2019, the net carrying value of the SPHG Note was $7.4 million.

July 31, 2019
(In thousands)
Carrying amount of equity component	$8,200

Principal amount of Note	$14,940
Unamortized debt discount	(7,508)
Net carrying amount	$7,432
During the twelve months ended July 31, 2019, the Company recognized interest expense associated with the SPHG Note of $1.2 million.

Twelve Months Ended
July 31, 2019
(In thousands)
Interest expense related to contractual interest coupon	$473
Interest expense related to accretion of the discount	692
$1,165
The effective interest rate on the SPHG Note, including accretion of the discount, is 18.47%. The SPHG Note bears interest at 7.50%.

(8)	COMMITMENTS AND CONTINGENCIES
The Company leases facilities and certain machinery and equipment under various non-cancelable operating leases and executory contracts expiring through December 2021. Certain non-cancelable leases are classified as capital leases and the leased assets are included in property and equipment, at cost. Future annual minimum payments as of July 31, 2019, are as follows:

	Operating Leases	Capital Lease Obligations	Purchase Obligations	Debt Principal & Interest	Total
	(In thousands)
For the fiscal years ended July 31:
2020	$16,534	$147	$26,800	$7,121	$50,602
2021	11,755	136	—	7,121	19,012
2022	8,082	104	—	7,121	15,307
2023	4,899	37	—	364,245	369,181
2024	3,544	—	—	15,593	19,137
Thereafter	19,895	—	—	—	19,895
	$64,709	$424	$26,800	$401,201	$493,134
Total rent and equipment lease expense charged to continuing operations was $19.0 million and $19.2 million for the fiscal years ended July 31, 2019 and 2018, respectively.
From time to time, the Company agrees to provide indemnification to its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of July 31, 2019, the Company had no recorded liabilities with respect to these arrangements.
Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which the Company has not received the goods or services. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust the Company's requirements based on its business needs prior to the delivery of goods or performance of services.
Legal Proceedings
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company's Board of Directors, Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, L.P., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, "Steel Parties") in connection with the acquisition of $35 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged

Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages.
On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. Discovery is proceeding. We are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, continues to deny liability, and intends to defend this litigation vigorously.

(9)	DEFINED BENEFIT PENSION PLANS
As of July 31, 2019, the Company sponsored two defined benefit pension plans covering certain of its employees in its Netherlands facility and one unfunded defined benefit pension plan covering certain of its employees in Japan. Pension costs are actuarially determined.
The plan assets are primarily related to the defined benefit plan associated with the Company's Netherlands facility. It consists of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2019 and 2018, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2019	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$26,651	98%	$—	$—	$26,651
Other investments	616	2%	—	—	616
	$27,267	100%	$—	$—	$27,267

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2018	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$22,339	98%	$—	$—	$22,339
Other investments	521	2%	—	—	521
	$22,860	100%	$—	$—	$22,860

The aggregate change in benefit obligation and plan assets related to these plans was as follows:

	July 31,
	2019	2018
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$29,849	$27,464
Service cost	365	398
Interest cost	633	671
Actuarial loss	5,125	1,655
Employee contributions	72	93
Benefits and administrative expenses paid	(197)	(372)
Adjustments	(20)	(54)
Settlements	—	(21)
Currency translation	(1,289)	15
Benefit obligation at end of year	34,538	29,849
Change in plan assets
Fair value of plan assets at beginning of year	22,860	21,204
Actual return on plan assets	5,136	1,541
Employer contributions, net	422	402
Employee contributions	73	92
Settlements	(19)	(21)
Benefits and administrative expenses paid	(197)	(372)
Currency translation	(1,008)	14
Fair value of plan assets at end of year	27,267	22,860
Funded status
Current liability	(13)	(13)
Noncurrent liability	(7,259)	(6,976)
Net amount recognized in statement of financial position as a noncurrent liability	$(7,272)	$(6,989)
The accumulated benefit obligation was approximately $32.4 million and $27.7 million at July 31, 2019 and 2018, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2019	2018
	(In thousands)
Projected benefit obligation	$34,538	$29,849
Accumulated benefit obligation	$32,361	$27,700
Fair value of plan assets	$27,267	$22,860
Components of net periodic pension cost were as follows:

	Twelve months ended July 31,
	2019	2018
	(In thousands)
Service cost	$365	$398
Interest costs	633	671
Expected return on plan assets	(492)	(529)
Amortization of net actuarial loss	127	125
Net periodic pension costs	$633	$665

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal year 2020 is approximately $4.9 million related to amortization of a net actuarial loss and prior service cost.
Assumptions:
Weighted-average assumptions used to determine benefit obligations was as follows:

	Twelve months ended July 31,
	2019	2018
Discount rate	1.48%	2.22%
Rate of compensation increase	1.97%	1.93%
Weighted-average assumptions used to determine net periodic pension cost was as follows:

	Twelve months ended July 31,
	2019	2018
Discount rate	1.46%	2.21%
Expected long-term rate of return on plan assets	1.45%	2.20%
Rate of compensation increase	1.92%	1.94%
The discount rate reflects the Company's best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as per July 31, 2019 for the appropriate duration of the plan.
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
Benefit payments:
The following table summarizes expected benefit payments from the plans through fiscal year 2024. Actual benefit payments may differ from expected benefit payments. The minimum required contributions to the plans are expected to be approximately $0.4 million in fiscal year 2020.

Pension Benefit Payments
(in thousands)
For the fiscal year ended July 31:
2020	205
2021	247
2022	245
2023	294
2024	444
Next 5 years	2,436
The current target allocations for plan assets are primarily insurance contracts. The market value of plan assets using Level 3 inputs is approximately $27.3 million.
Valuation Technique:
Benefit obligations are computed using the projected unit credit method. Benefits are attributed to service based on the plan's benefit formula. Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service of the current active membership.

(10)	REVENUE RECOGNITION
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
On August 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605.
The Company recognizes revenue from its contracts with customers primarily from the sale of supply chain management services and marketing solutions offerings. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For ModusLink's supply chain management services arrangements and IWCO's marketing solutions offerings, the goods and services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
ModusLink's revenue primarily comes from the sale of supply chain management services to its clients. Under the new standard, the majority of these arrangements consist of two distinct performance obligations (i.e. a warehousing and inventory management service and a separate kitting, packaging and assembly service), each of which is recognized over time as services are performed using an input method based on the level of efforts expended. A significant portion of ModusLink's revenue from these arrangements continues to be recognized over time as the services are performed based on an input method of efforts expended which corresponds with the transfer of value to the customer. For the limited population of contracts where the Company previously recognized revenues upon completion of all services and historically recognized revenue at a point in time (generally upon product shipment), the new standard accelerates the recognition of revenue as the Company's performance enhances assets that the customer controls and therefore revenue is recognized over time based on an input method of efforts expended which corresponds with the transfer of value to the customer.
Revenue from the sale of perpetual licenses sold in ModusLink's e-Business operations is now recognized at a point in time upon execution of the relevant license agreement and when delivery has taken place.
Revenue recognized related to the majority of IWCO's marketing solutions offerings, which typically consist of a single integrated performance obligation, is now recognized over time as the Company performs because the products have no alternative use to the Company.
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

Disaggregation of Revenue
The following table presents the Company's revenues disaggregated by major good or service line, timing of revenue recognition, and sales channel. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Twelve Months Ended July 31, 2019
	Supply Chain	Direct Marketing	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$331,022	$—	$331,022
Marketing solutions offerings	—	486,902	486,902
Other	1,906	—	1,906
	$332,928	$486,902	$819,830
Timing of Revenue Recognition
Goods transferred over time	$—	$486,902	$486,902
Services transferred over time	332,928	—	332,928
	$332,928	$486,902	$819,830
Total Revenue
Revenue from contracts with customers	$332,928	$486,902	$819,830
	$332,928	$486,902	$819,830
Over the fiscal year ended July 31, 2019, the Company had no revenue recognized at a point in time.
Prior period amounts have not been adjusted under the modified retrospective method.
Supply chain management services.
ModusLink's revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer's behalf as part of its service to them. The majority of these arrangements consist of two distinct performance obligations (i.e. warehousing/inventory management service and a separate kitting/packaging/assembly service), revenue related to each of which is recognized over time as services are performed using an input method based on the level of efforts expended.
Marketing solutions offerings.
IWCO's revenue is generated through the provision of data-driven marketing solutions, primarily through providing direct mail products to customers. Revenue related to the majority of IWCO's marketing solutions contracts, which typically consist of a single integrated performance obligation, is recognized over time as the Company performs because the products have no alternative use to the Company.
Other.
Other revenue consists of cloud-based software subscriptions, software maintenance and support service contracts, and fees for professional services. Revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement or over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract.
Significant Judgments
The Company's contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For arrangements with multiple performance obligations, the

Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region in determining the range of standalone selling prices.
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
Practical Expedients and Exemptions
The Company has elected to make the following accounting policy elections through the adoption of the following practical expedients:
Right to Invoice
Where applicable, the Company will recognize revenue from a contract with a customer in an amount that corresponds directly with the value to the customer of the Company's performance completed to date and the amount to which the entity has a right to invoice.
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

•
Contract asset when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company notes that its contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.

•
Deferred revenue when cash payments are received or due in advance of performance. Deferred revenue is primarily comprised of fees related to supply chain management services, cloud-based software subscriptions and software maintenance and support service contracts, which are generally billed in advance. Deferred revenue also includes other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. The deferred revenue balance is classified as a component of other current liabilities and other long-term liabilities on the Company's consolidated balance sheets.

The opening balance of contract assets was $24.0 million as of August 1, 2018. As of July 31, 2019, the contract asset balance was $21.5 million, which is recorded as a component of prepaid expenses and other current assets. Contract assets are classified as accounts receivable, trade, upon billing to the customer where such amounts become unconditional.
The opening balance of current deferred revenue and long-term deferred revenue was $3.7 million and $0.2 million, respectively, as of August 1, 2018. As of July 31, 2019, current deferred revenue and long-term deferred revenue was $2.9 million and $0.1 million, respectively.
Changes in deferred revenue during the twelve months ended July 31, 2019, were as follows (in thousands):

Twelve Months Ended July 31, 2019
Balance at beginning of period	$3,858
Deferral of revenue	4,624
Recognition of deferred amounts upon satisfaction of performance obligation	(5,453)
Balance at end of period	$3,029
We expect to recognize approximately $2.9 million of the unearned amount over the twelve months ended July 31, 2020 and the remaining $0.1 million beyond July 31, 2020.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prior to the adoption of Topic 606, the Company expensed incremental costs to obtain a contract, which represented commissions, as the liability was incurred. In accordance with Topic 606, the Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the period over which such costs would be amortized is greater than one year. The Company has determined that certain commissions programs meet the requirements to be capitalized. However, as of August 1, 2018, the total commission expense that had been incurred under the commissions programs identified was not material and therefore, the Company determined that no amounts were required to be capitalized at the date of adoption. For the twelve months ended July 31, 2019, the total commission expense that had been incurred under the commissions programs identified was not material and the Company determined that no amounts were required to be capitalized at July 31, 2019.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
The cumulative effect of the changes made to the Company's consolidated August 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in thousands):

Balance Sheet
	July 31, 2018	Adjustments Due to ASU 2014-09	August 1, 2018
Assets
Inventories, net	$47,786	$(21,233)	$26,553
Prepaid expenses and other current assets	13,415	24,041	37,456
Total current assets	264,281	2,808	267,089
Total assets	$827,050	$2,808	$829,858
Liabilities
Other current liabilities	$42,029	$(3,330)	$38,699
Total current liabilities	276,356	(3,330)	273,026
Total liabilities	684,230	(3,330)	680,900
Stockholders' equity
Accumulated deficit	(7,363,569)	6,138	(7,357,431)
Total stockholders' equity	107,628	6,138	113,766
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$827,050	$2,808	$829,858
The Company reduced opening accumulated deficit by $6.1 million as of August 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact attributable to the acceleration of revenue related to ModusLink's supply chain management services arrangements and IWCO's marketing solutions offerings where the Company previously recognized revenues upon completion of all services and historically recognized revenue at a point in time (generally upon product shipment or when the products were complete). The adoption of ASC 606 primarily resulted in an acceleration of revenue as of August 1, 2018, which in turn generated additional deferred tax liabilities that ultimately reduced the Company's net deferred tax asset position. As the Company fully reserves its net deferred tax assets in the jurisdictions impacted by the adoption of Topic 606, this impact was offset by a corresponding reduction to the valuation allowance.
In accordance with the requirements of the new standard, the disclosure of the impact of the adoption on the Company's consolidated balance sheet and statement of operations was as follows (in thousands, except per share amounts):

Balance Sheet:	July 31, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets
Inventories, net	$23,674	$45,853	$(22,179)
Prepaid expenses and other current assets	31,445	9,973	21,472
Total current assets	213,324	214,031	(707)
Total assets	$731,563	$732,270	$(707)
Liabilities
Other current liabilities	$39,046	$46,641	$(7,595)
Total current liabilities	256,850	264,445	(7,595)
Total liabilities	643,685	651,280	(7,595)
Stockholders' equity
Accumulated deficit	(7,426,287)	(7,433,175)	6,888
Total stockholders' equity	52,692	45,804	6,888
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$731,563	$732,270	$(707)

Statement of Operations:	Twelve months ended July 31, 2019
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net revenue	$819,830	$818,134	$1,696
Cost of revenue	670,100	669,154	946
Gross profit	149,730	148,980	750
Loss before income taxes	(62,099)	(62,849)	750
Net loss	(66,727)	(67,477)	750
Net loss attributable to common stockholders	$(68,856)	$(69,606)	$750
Basic and diluted net loss per share attributable to common stockholders:	$(1.13)	$(1.14)	$0.01
The impact to revenues for the twelve month period ended July 31, 2019 was an increase of $1.7 million as a result of applying Topic 606 primarily related to the acceleration of revenue related to IWCO's marketing solutions arrangements for certain contracts with customers that under Topic 606 are being recognized over time based on an input method of efforts expended which depicts the transfer of value to the customer.

(11)	OTHER GAINS (LOSSES), NET
The following schedule reflects the components of "Other gains (losses), net":

	Twelve Months Ended July 31,
	2019	2018
	(In thousands)
Foreign currency exchange gains, net	$337	$1,055
Derecognition of accrued pricing liabilities	4,573	—
Gain, net on Trading Securities	—	1,876
Other, net	(307)	(708)
	$4,603	$2,223
Other gains, net totaled approximately $4.6 million for the fiscal year ended July 31, 2019. During the fiscal year ended July 31, 2019, the Company recorded gains of $4.6 million from the derecognition of accrued pricing liabilities, as discussed in Note 6. The balance consists primarily of $0.3 million in net realized and unrealized foreign exchange gains, offset by $(0.3) million in other losses, net.
Other gains, net totaled approximately $2.2 million for the fiscal year ended July 31, 2018. The balance consists primarily of $1.9 million in net gains associated with the sale of publicly traded securities and $1.1 million in net realized and unrealized foreign exchange gains, offset by other gain and losses.

(12)	SHARE-BASED PAYMENTS
Stock Option Plans
During the fiscal year ended July 31, 2019, the Company had outstanding awards for stock options under two plans: the 2010 Incentive Award Plan, as amended (the "2010 Plan") and the 2005 Non-Employee Director Plan (the "2005 Plan"). Historically, the Company has had the 2004 Stock Incentive Plan (the "2004 Plan"), the 2002 Non-Officer Employee Stock Incentive Plan (the "2002 Plan"), and the 2000 Stock Incentive Plan (the "2000 Plan"). Options granted under the 2010 Plan are generally exercisable as to 25% of the shares underlying the options beginning one year after the date of grant, with the options being exercisable as to the remaining shares in equal monthly installments over the next three years. The Company may also grant awards other than stock options under the 2010 Plan. Options granted under the 2005 Plan are exercisable in equal monthly installments over three years, and have a term of ten years. As of December 2010, no additional grants may be issued under this plan. Stock options granted under all other plans have contractual terms of seven years.
On December 15, 2017, under the 2010 Plan, the Board of Directors of the Company, upon the recommendation of the Special Committee and the Compensation Committee, approved 4.0 million restricted stock grants and 1.5 million market performance based restricted stock grants to non-employee directors of the Company. The 4.0 million restricted stock vested immediately on the grant date. The 1.5 million market performance based restricted stock grants do not expire and vest upon the attainment of target stock price hurdles. As of July 31, 2019, 1.0 million of the market performance based restricted stock grants had met the target stock price hurdles.
Under the 2010 Plan, pursuant to which the Company may grant stock options, stock appreciation rights, restricted stock awards and other equity-based awards for the issuance of (i) 11,000,000 shares of common stock of the Company plus (ii) the number of shares subject to outstanding awards under the Company's 2000 Plan, 2002 Plan and 2004 Plan (collectively, the "Prior Plans") that expire or are forfeited following December 8, 2010, the effective date of the 2010 Plan. As of December 8, 2010, the Company ceased making any further awards under its Prior Plans. As of December 8, 2010, the effective date of the 2010 Plan, there were an additional 2,922,258 shares of common stock underlying equity awards issued under the Company's Prior Plans. This amount represents the maximum number of additional shares that may be added to the 2010 Plan should these awards expire or be forfeited subsequent to December 8, 2010. Any awards that were outstanding under the Prior Plans as of the effective date continued to be subject to the terms and conditions of such Prior Plan. As of July 31, 2019, 4,498,546 shares were available for future issuance under the 2010 Plan.
The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with SEC regulations and applicable Delaware law.
Employee Stock Purchase Plan
The Company offers to its employees an Employee Stock Purchase Plan, (the "ESPP") under which an aggregate of 600,000 shares of the Company's stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2019 and 2018, the Company issued approximately 17,000 and 10,000 shares, respectively, under the ESPP. Approximately 109,000 shares are available for future issuance as of July 31, 2019.
Stock Option Valuation and Expense Information
The following table summarizes share-based compensation expense related to employee stock options, employee stock purchases and nonvested shares for the fiscal years ended July 31, 2019 and 2018:

	Twelve Months Ended July 31,
	2019	2018
Cost of revenue	$—	$14
Selling, general and administrative	1,267	10,787
	$1,267	$10,801
The Company estimates the fair value of stock option awards on the date of grant using a binomial-lattice model. No employee stock options were granted during the fiscal years ended July 31, 2019 and 2018.
As share-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended July 31, 2019 and 2018 is based on awards ultimately expected to vest. In accordance with ASU 2016-09, the Company has elected to true up for forfeitures as they occur.
Stock Options
A summary of option activity for the fiscal year ended July 31, 2019 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(in thousands, except exercise price and years)
Stock options outstanding, July 31, 2018	438	$3.99
Granted	—	—
Exercised	—	—
Forfeited or expired	(113)	3.74
Stock options outstanding, July 31, 2019	325	4.07	1.12	$—
Stock options exercisable, July 31, 2019	325	$4.07	1.12	$—
As of July 31, 2019, unrecognized share-based compensation related to stock options was immaterial.
As of July 31, 2019, there were 0.3 million stock options that were vested and expected to vest in the future with a weighted- average remaining contractual term of 1.1 years. The aggregate intrinsic value of these awards is immaterial.
Nonvested Stock
Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2019 and 2018 was $1.2 million and $10.7 million, respectively.
A summary of the activity of the Company's nonvested stock for the fiscal year ended July 31, 2019, is as follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
	(share amounts in thousands)
Nonvested stock outstanding, July 31, 2018	1,165	$0.44
Granted	405	1.73
Vested	(1,165)	0.44
Forfeited	—	—
Nonvested stock outstanding, July 31, 2019	405	$1.73
The fair value of nonvested shares is determined based on the market price of the Company's common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2019 and 2018 was approximately $0.5 million and $11.5 million, respectively. As of July 31, 2019, there was approximately $0.3 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted-average period of 0.4 years.

(13)	INCOME TAXES
The components of loss from continuing operations before provision for income taxes are as follows:

	Twelve Months Ended July 31,
	2019	2018
	(In thousands)
Income (loss) from operations before income taxes:
U.S.	$(68,959)	$(60,574)
Foreign	6,860	25,286
Total loss from operations before income taxes	$(62,099)	$(35,288)
The components of income tax expense have been recorded in the Company's consolidated financial statements as follows:

	Twelve Months Ended July 31,
	2019	2018
	(In thousands)
Income tax expense (benefit) from operations	$4,670	$(71,202)
Total income tax expense (benefit)	$4,670	$(71,202)
The components of income tax expense from operations consist of the following:

	Twelve Months Ended July 31,
	2019	2018
	(In thousands)
Current provision
Federal	$—	$—
State	288	—
Foreign	1,525	7,592
	1,813	7,592
Deferred provision:
Federal	1,563	(76,168)
State	753	(2,352)
Foreign	541	(274)
	2,857	(78,794)
Total tax provision	$4,670	$(71,202)
During the year ended July 31, 2017, the Company elected to early adopt ASU No. 2015-17, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This guidance allows for adoption on either a prospective or retrospective basis. As of July 31, 2019, the Company recorded a non-current deferred tax asset of $1.0 million and a non-current deferred tax liability of $0.1 million in Other Assets, and Other Long-term Liabilities, respectively. As of July 31, 2018, the Company recorded a non-current deferred tax asset of $1.6 million and a non-current deferred tax liability of $0.1 million in Other Assets and Other Long-term Liabilities, respectively. The components of deferred tax assets and liabilities are as follows:

	July 31, 2019	July 31, 2018
	(In thousands)
Deferred tax assets:
Accruals and reserves	$21,297	$16,070
Tax basis in excess of financial basis of investments in affiliates	6,534	6,232
Tax basis in excess of financial basis for intangible and fixed assets	187	311
Net operating loss and capital loss carry forwards	469,735	468,129
Total gross deferred tax assets	497,753	490,742
Less: valuation allowance	(451,189)	(438,467)
Net deferred tax assets	$46,564	$52,275
Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	$(43,885)	$(50,141)
Convertible Debt	(1,761)	(634)
Total gross deferred tax liabilities	(45,646)	(50,775)
Net deferred tax asset	$918	$1,500
The net change in the total valuation allowance for the fiscal year ended July 31, 2019 was an increase of approximately $12.7 million. This increase is primarily due to the U.S. valuation allowance. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2018 was a decrease of approximately $333.4 million.
The Company has certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes (collectively, the "Tax Benefits"). The Company's ability to use these Tax Benefits could be substantially limited if it were to experience an "ownership change," as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if there is a greater than 50-percentage point change in ownership of securities by stockholders owning (or deemed to own under Section 382 of the Code) five percent or more of a corporation's securities over a rolling three year period.
In December 2017, the Tax Cuts and Jobs Act, or the Tax Act ("TCJA"), was signed into law. Among other things, the Tax Act permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. As a result of the reduction of the corporate federal income tax rate to 21%, U.S. GAAP requires companies to revalue their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. This revaluation resulted in a provision of $280.4 million to income tax expense in continuing operations and a corresponding reduction in the valuation allowance. As a result, there was no impact to the Company's income statement as a result of reduction in tax rates. The total provision of $280.4 million included a provision of $305.9 million to income tax expense for the Company and a benefit of $25.5 million to income tax expense for IWCO. As noted above, the net tax expense of $280.4 was offset completely by a corresponding reduction in the valuation allowance
Beginning on January 1, 2018, the TCJA also requires a minimum tax on certain future earnings generated by foreign subsidiaries while providing for future tax-free repatriation of such earnings through a 100% dividends-received deduction. Other provisions of the TCJA for the Company in FY2019 include updated regulations under Section 163j as well as Global Intangible Low Taxed Income ("GILTI") as well as Base Erosion Anti-Abuse Tax ("BEAT") provisions. The Company's interest expense deduction under 163j will be limited for tax purposes based on calculation of 30% of its EBITDA on a tax basis. The Company has estimated its fiscal year 2019 GILTI inclusion based on its current year foreign activity. The foreign entities have minor E&P adjustments that will be factored in as part of the tax return filing. These amounts are not material and will not have a significant impact on the overall tax provision or disclosure. Due to the net operating losses available in the U.S., the Company is not entitled to a Section 250 deduction which is why the total income amount has been recorded as the GILTI inclusion. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided in GILTI inclusions of future foreign subsidiary earnings.

The TCJA also requires a Transition Tax on any net accumulated earnings and profits as of the two required measurement dates, November 2, 2017 and December 31, 2017. As such, as of July 31, 2018, all of the Company's accumulated earnings and profits are deemed repatriated. Therefore, there is no deferred tax liability for earnings oversees that have not been remitted. The final calculation of net accumulated earnings and profits resulted in an accumulated deficit, and therefore did not result in a Transition Tax. This calculation was finalized with the filing of the fiscal year 2018 tax return.
In December 2017, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for income tax effects of the TCJA. As of December 31, 2018, the Company finalized its accounting for the TCJA and no measurement adjustments were recorded.
As more fully described in Note 4, the Company completed the IWCO Acquisition on December 15, 2017. Going forward, the Company and IWCO will file a consolidated federal tax return. As a result of the acquisition, the Company recorded a net deferred tax liability of $77.0 million. After considering the transaction, the projected combined results, and available temporary differences from the acquired business, the Company has determined in accordance with ASC 805-740-30-3 that its valuation allowance in the same amount of IWCO's full deferred tax liability may be released and the benefit be recognized in income.
The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $160.0 million, respectively, at July 31, 2019. The federal net operating losses will expire from fiscal year 2022 through 2038 and the state net operating losses will expire from fiscal year 2018 through 2039. The Company has a foreign net operating loss carryforward of approximately $72.6 million, of which $56.7 million has an indefinite carryforward period. In addition, the Company has $19.4 million of capital loss carryforwards for federal and state tax purposes. The federal and state capital losses will expire in fiscal year 2020 through fiscal year 2021.
Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 21.0% to income (loss) from continuing operations before income taxes as a result of the following:

	Twelve Months Ended July 31,
	2019	2018
	(In thousands)
Computed "expected" income tax expense (benefit)	$(13,041)	$(9,467)
Increase (decrease) in income tax expense resulting from:
Change in valuation allowance	16,158	(329,415)
Foreign dividends	—	7,379
Foreign tax rate differential	(593)	(1,948)
Federal rate change	—	280,438
Nondeductible goodwill impairment	—	191
Nondeductible expenses	2,484	(15,852)
Foreign withholding taxes	336	1,961
Addition (reversal) of uncertain tax position reserves	645	(48)
State benefit of U.S. Loss	—	(4,654)
State income taxes, net of federal benefit	113	—
Other	(1,432)	213
Actual income tax expense	$4,670	$(71,202)
The calculation of the Company's income tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves when necessary. Based on the evaluation of current tax positions, the Company believes it has appropriately accrued for exposures.
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2019 and 2018, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $2.4 million and $1.6 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense.
The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2015 through July 31, 2019. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2011 through 2018 tax years remain subject to examination in most locations while the Company's 2007 through 2018 tax years remain subject to examination in most Asia locations.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Twelve Months Ended July 31,
	2019	2018
	(In thousands)
Balance as of beginning of year	$1,525	$681
Additions for current year tax positions	704	903
Currency translation	(22)	—
Reductions for lapses in statute of limitations	—	(59)
Balance as of end of year	$2,207	$1,525
In accordance with the Company's accounting policy, interest related to income taxes is included in the provision of income taxes line of the Consolidated Statements of Operations. For the fiscal year ended July 31, 2019, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2019 and 2018, the Company had recorded liabilities for increases in interest expense related to uncertain tax positions in the amount of $0.2 million and $0.1 million, respectively. The Company did not accrue for penalties related to income tax positions as there were no income tax positions that required the Company to accrue penalties. The Company does not expect that any unrecognized tax benefits will reverse in the next twelve months.

(14)	ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2018	$6,348	$(3,795)	$181	$2,734
Foreign currency translation adjustment	(1,331)	—	—	(1,331)
Net unrealized holding loss on securities	—	—	(85)	(85)
Pension liability adjustments	—	(284)	—	(284)
Net current-period other comprehensive loss	(1,331)	(284)	(85)	(1,700)
Accumulated other comprehensive income (loss) at July 31, 2019	$5,017	$(4,079)	$96	$1,034
In the fiscal years ended July 31, 2019 and 2018, the Company recorded approximately $0.1 million and $0.1 million, respectively, in taxes related to other comprehensive income.

(15)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION
The amount of cash, cash equivalents and restricted cash as of July 31, 2019 and 2018 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	July 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$32,548	$92,138
Funds held for clients	13,516	11,688
Cash, cash equivalents and restricted cash	$46,064	$103,826

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Years Ended July 31,
	2019	2018
	(In thousands)
Cash paid for interest	$38,525	$24,642
Cash paid for income taxes	$5,451	$2,567
Cash paid for taxes can be higher than income tax expense as shown on the Company's consolidated statements of operations due to prepayments made in certain jurisdictions as well as to the timing of required payments in relation to recorded expense, which can cross fiscal years.
Non-cash Activities
Non-cash financing activities during the fiscal years ended July 31, 2019 and 2018 included the issuance of approximately 0.4 million and 6.7 million shares, respectively, of non-vested common stock, valued at approximately $0.7 million and $11.5 million, respectively, to certain employees and non-employees of the Company.

(16)	STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Board has the authority, subject to any limitations prescribed by Delaware law, to issue shares of preferred stock in one or more series and to fix and determine the designation, privileges, preferences and rights and the qualifications, limitations and restrictions of those shares, including dividend rights, conversion rights, voting rights, redemption rights, terms of sinking funds, liquidation preferences and the number of shares constituting any series or the designation of the series, without any further vote or action by the stockholders. Any shares of the Company's preferred stock so issued may have priority over its common stock with respect to dividend, liquidation and other rights. The Board may authorize the issuance of preferred stock with voting rights or conversion features that could adversely affect the voting power or other rights of the holders of its common stock. Although the issuance of preferred stock could provide us with flexibility in connection with possible acquisitions and other corporate purposes, under some circumstances, it could have the effect of delaying, deferring or preventing a change of control.
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement (the "Purchase Agreement") with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"), to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the "Preferred Stock Transaction"). The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the "Series C Certificate of Designations"), which has been filed with the Secretary of State of the State of Delaware.
Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable, at the Company's option, in cash or Common Stock. If at any time the closing bid price of the Company's Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.
Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) one hundred percent (100)% of the stated value per share of Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock split, stock dividend, stock combination or other similar transactions with respect to the Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Preferred Stock, in each case as the date of the triggering event. On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).
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
The Purchase Agreement provides that the Company will use its commercially reasonable efforts to effect the piggyback registration of the Common Stock issuable on the conversion of the Preferred Stock and any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing, with the SEC in all states reasonably requested by the holder in accordance with certain enumerated conditions. The Purchase Agreement also contains other representations, warranties and covenants, customary for an issuance of Preferred Stock in a private placement of this nature.
The Preferred Stock Transaction was approved and recommended to the Board by the Special Committee of the Board consisting of independent directors not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.
Common Stock
Each holder of the Company's common stock is entitled to:

•	one vote per share on all matters submitted to a vote of the stockholders, subject to the rights of any preferred stock that may be outstanding;

•	dividends as may be declared by the Company's Board out of funds legally available for that purpose, subject to the rights of any preferred stock that may be outstanding; and

•
a pro rata share in any distribution of the Company's assets after payment or providing for the payment of liabilities and the liquidation preference of any outstanding preferred stock in the event of liquidation.

Holders of the Company's common stock have no cumulative voting rights, redemption rights or preemptive rights to purchase or subscribe for any shares of its common stock or other securities. All of the outstanding shares of common stock are fully paid and nonassessable. The rights, preferences and privileges of holders of its common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any existing series of preferred stock and any series of preferred stock that the Company may designate and issue in the future. There are no redemption or sinking fund provisions applicable to the Company's common stock.
On March 12, 2013, stockholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Partners Holdings L.P. ("Steel Holdings"), an affiliate of SPHG Holdings, at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Holdings a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share (the "Warrant"). These warrants were to expire after a term of five years after issuance. On December 15, 2017, contemporaneously with the closing of the Preferred Stock Transaction, the Company entered into a Warrant Repurchase Agreement (the "Warrant Repurchase Agreement") with Steel Holdings pursuant to which the Company repurchased the Warrant for $100. The Warrant was terminated by the Company upon repurchase.

(17)	FAIR VALUE MEASUREMENTS
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
The carrying value of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. We believe that the carrying value of our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.  The defined benefit plans have 100% of their assets invested in bank-managed portfolios of debt securities and other assets. Conservation of capital with some conservative growth potential is the strategy for the plans. The Company's pension plans are outside the United States, where asset allocation decisions are typically made by an independent board of trustees. Investment objectives are aligned to generate returns that will enable the plans to meet their future obligations. The Company acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each plan, with final decisions on asset allocation and investment manager made by local trustees.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets measured at fair value on a recurring basis as of July 31, 2019 and 2018, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$365	$365	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2018	Level 1	Level 2	Level 3
Assets:
Money market funds	$47,186	$47,186	$—	$—
The following table presents the pension plan assets measured at fair value on a recurring basis as of July 31, 2019 and 2018, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2019	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$26,651	98%	$—	$—	$26,651
Other investments	616	2%	—	—	616
	$27,267	100%	$—	$—	$27,267

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2018	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$22,339	98%	$—	$—	$22,339
Other investments	521	2%	—	—	521
	$22,860	100%	$—	$—	$22,860
The following table sets forth a summary of the changes in the fair value of the pension plan assets for the years ended July 31, 2019 and 2018:

	July 31,
	2019	2018
	(In thousands)
Fair value of plan assets at beginning of year	$22,860	$21,204
Actual return on plan assets	5,136	1,541
Employer contributions, net	422	402
Employee contributions	73	92
Settlements	(19)	(21)
Benefits and administrative expenses paid	(197)	(372)
Currency translation	(1,008)	14
Fair value of plan assets at end of year	$27,267	$22,860
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company reviews the carrying amounts of these assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recognized when the carrying amount of the asset group or reporting unit is not recoverable and exceeds its fair value. The Company estimated the fair values of assets subject to impairment based on the Company's own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available.
Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, restricted cash and debt, and are reflected in the financial statements at cost. With the exception of the SPHG Note, the Notes payable and long-term debt, cost approximates fair value for these items due to their short-term nature. We believe that the carrying value of the liability component of the SPHG Note and our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates.

Included in cash and cash equivalents in the accompanying balance sheet are money market funds. These are valued at quoted market prices in active markets.
The following table presents the Company's Notes payable which were not carried at fair value:

	July 31, 2018
	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Notes payable	$64,530	$66,658	Level 1
The fair value of the Company's Notes payable represented the value at which its lenders could trade its debt within the financial markets, and did not represent the settlement value of these debt liabilities to us. The fair value of the Notes payable could vary each period based on fluctuations in market interest rates, as well as changes to our credit ratings. The Notes payable were traded and their fair values were based upon traded prices as of the reporting date.

(18)	SEGMENT INFORMATION
During the twelve months ended July 31, 2019, the Company changed the determination of its operating segments. The Company has two operating segments: Supply Chain and Direct Marketing. This change was made to be consistent with the information provided to the Company's chief operating decision-maker ("CODM") for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds. The Company has determined that it has two reportable segments: Supply Chain and Direct Marketing. The July 31, 2018 financial information has been restated to reflect these changes on a comparable basis. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, Notes payables and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated.
Management evaluates segment performance based on segment net revenue, operating income (loss) and "adjusted operating income (loss)", which is defined as the operating income (loss) excluding net charges related to depreciation, amortization of intangible assets, long-lived asset impairment, share-based compensation and restructuring. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges and therefore management uses adjusted operating income (loss) to assist in evaluating the performance of the Company's core operations.
Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Twelve Months Ended July 31,
	2019	2018
	(In thousands)
Net revenue:
Supply Chain	$332,928	$345,900
Direct Marketing	486,902	299,358
	$819,830	$645,258
Operating income (loss):
Supply Chain	$(3,822)	$613
Direct Marketing	(9,154)	10,740
Total segment operating income (loss)	(12,976)	11,353
Corporate-level activity	(12,303)	(19,659)
Total operating loss	(25,279)	(8,306)
Total other expense	(36,820)	(26,982)
Loss before income taxes	$(62,099)	$(35,288)
For the twelve months ended July 31, 2018, net revenue and operating income associated with Direct Marketing is for the period from December 15, 2017 to July 31, 2018. For this period, the Direct Marketing operating income includes certain purchase accounting adjustments associated with the IWCO acquisition.

	July 31, 2019	July 31, 2018
	(In thousands)
Total assets:
Supply Chain	$112,712	$120,123
Direct Marketing	600,390	642,820
Sub-total—segment assets	713,102	762,943
Corporate	18,461	64,107
	$731,563	$827,050
Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Twelve Months Ended July 31,
	2019	2018
	(In thousands)
Services:
Supply Chain	$332,928	$345,900
Products:
Direct Marketing	486,902	299,358
	$819,830	$645,258
As of July 31, 2019 and 2018, approximately $86.3 million and $101.8 million of the Company's long-lived assets, respectively, were located in the U.S.
For the fiscal year ended July 31, 2019, the Company's net revenues within U.S., China, Netherlands and Czech Republic were $557.2 million, $142.4 million, $51.4 million and $4.7 million, respectively. For the fiscal year ended July 31, 2018, the Company's net revenues within U.S., China, Netherlands and Czech Republic were $358.3 million, $112.3 million, $59.5 million and $48.7 million, respectively.

(19)	RELATED PARTY TRANSACTIONS
As of June 21, 2019, SPHG Holdings and its affiliates, including Steel Partners Holdings L.P. ("Steel Holdings"), Handy & Harman, Ltd. ("HNH"), Steel Partners, Ltd. ("SPL"), beneficially owned approximately 56.3% of our outstanding capital stock, including shares of Series C Convertible Preferred Stock, par value $0.01 per share that vote on an as-converted basis together with our Common Stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services Ltd. ("Steel Services"). Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below. William T. Fejes, the Chief Operating Officer of Steel Holdings, was appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into that certain the SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024. As of July 31, 2018, SPHG held $14.9 million principal amount of the Company's 5.25% Convertible Senior Notes. The Notes matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. The total $65.6 million balance due was paid in full by the Company from available cash on-hand and $14.9 million from the proceeds of the SPHG Note Transaction. See Note 7, "Debt."
Preferred Stock Transaction and Warrant Repurchase
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock, par value $0.01 per share, to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations,

Preferences and Rights of Series C Convertible Preferred Stock of the Company, which has been filed with the Secretary of State of the State of Delaware.
The Preferred Stock Transaction was approved and recommended to the Board by a special committee of the Board (the "Special Committee"). Each member of the Special Committee was independent and not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.
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
Management Services Agreement
On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC ("SP Corporate"), effective as of January 1, 2015 (the "2015 Management Services Agreement"). SP Corporate is an indirect wholly owned subsidiary of Steel Holdings and is a related party. Pursuant to this agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. On June 14, 2019, the Company entered into a new agreement (the "2019 Management Services Agreement") with Steel Services, an indirect wholly owned subsidiary of Steel Holdings. The 2019 Management Services Agreement was effective as of June 1, 2019. The 2019 Management Services Agreement supersedes all prior agreements between the Company and Steel Services, including the 2015 Management Services Agreement. Total expenses incurred related to the 2015 Management Services Agreement and the 2019 Management Services Agreement for the twelve months ended July 31, 2019 and 2018 were $1.8 million and $1.9 million, respectively. As of July 31, 2019 and 2018, amounts due to SP Corporate and Steel Services were $0.5 million and $0.2 million, respectively.
On October 11, 2016, the Board adopted a Related Person Transaction Policy that is administered by the Audit Committee and applies to all related party transactions. As of October 11, 2016, the Audit Committee reviews all related party transactions on an ongoing basis and all such transactions must be approved or ratified by the Audit Committee.
On December 15, 2017, the Board, upon the recommendation of the Special Committee and the Compensation Committee, approved restricted stock grants and market performance based restricted stock grants to non-employee directors Messrs. Howard, Fejes and Lichtenstein, the Executive Chairman of the Board, in each case effective upon the closing of the IWCO Acquisition (the "Grant Date"). Messrs, Howard and Lichtenstein are affiliated with Steel Holdings GP, which is a wholly-owned subsidiary of Steel Holdings. Mr. Fejes is currently affiliated with Steel Services, an indirect wholly owned subsidiary of Steel Holdings. These awards were measured based on the fair market value on the Grant Date.
Air Travel
During twelve months ended July 31, 2018, the Company reimbursed SP General Service, LLC., a wholly owned subsidiary of SPL, for air travel in the amount of $0.5 million, which was primarily related to the acquisition of IWCO and its integration.

(20)	PARENT COMPANY CONDENSED FINANCIAL INFORMATION
Per the Cerberus Credit Facility, IWCO is permitted to make distributions to the Parent, Steel Connect, Inc., an aggregate amount not to exceed $5.0 million in any fiscal year and pay reasonable documented expenses incurred by the Parent. The Parent is entitled to receive additional cash remittances under a "U.S. Federal Income Tax Sharing Agreement." As the remainder of the restricted net assets, which totaled approximately $9.6 million at July 31, 2019, represent a significant portion of the Company's consolidated total assets, the Company is presenting the following parent company condensed financial information:
STEEL CONNECT, INC. (Parent Only)
BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2019	July 31, 2018
ASSETS
Cash and cash equivalents	$4,083	$7,978
Prepaid expenses and other current assets	227	120
Total current assets	4,310	8,098
Investments in affiliates	96,940	188,534
Other assets	337	87
Due from subsidiaries	—	13,579
Total assets	$101,587	$210,298
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK & STOCKHOLDERS' EQUITY
Accounts payable	$1,253	$674
Accrued expenses	2,364	2,274
Convertible Notes payable	—	50,274
Total current liabilities	3,617	53,222
Convertible Notes payable	7,432	14,256
Due to subsidiaries	2,660	—
Total long-term liabilities	10,092	14,256
Total liabilities	13,709	67,478
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at July 31, 2019 and 2018	35,186	35,192
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at July 31, 2019 and July 31, 2018; zero shares issued and outstanding at July 31, 2019 and 2018	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 61,805,856 issued and outstanding shares at July 31, 2019; 60,742,859 issued and outstanding shares at July 31, 2018	618	608
Additional paid-in capital	7,477,327	7,467,855
Accumulated deficit	(7,426,287)	(7,363,569)
Accumulated other comprehensive income	1,034	2,734
Total stockholders' equity	52,692	107,628
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$101,587	$210,298

STEEL CONNECT, INC. (Parent Only)
STATEMENTS OF OPERATIONS
(in thousands)

	Twelve Months Ended July 31,
	2019	2018
Selling, general and administrative	$12,303	$16,742
Total operating expenses	12,303	16,742
Operating loss	(12,303)	(16,742)
Other income (expense):
Interest expense	(6,081)	(8,427)
Other income (expense), net	(306)	6,807
Total other expense	(6,387)	(1,620)
Loss before income taxes	(18,690)	(18,362)
Equity (gains) losses of subsidiaries, net of tax	48,079	(54,276)
Gains on investments in affiliates, net of tax	(42)	(801)
Net income (loss)	$(66,727)	$36,715

STEEL CONNECT, INC. (Parent Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(66,727)	$36,715
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	243	388
Accretion of debt discount	3,433	4,384
Share-based compensation	1,267	10,763
Non-cash (gains) losses, net	7	(354)
Equity (gains) losses of subsidiaries, net of tax	48,079	(54,276)
Gains on investments in affiliates and impairments	(42)	(801)
Changes in operating assets and liabilities, net of business acquired:
Prepaid expenses and other current assets	(107)	(36)
Accounts payable and accrued expenses	669	698
Other assets and liabilities	(250)	(1,860)
Net cash used in operating activities	(13,428)	(4,379)
Cash flows from investing activities:
Intercompany advances, net	64,332	(22,216)
Net cash provided by (used in) investing activities	64,332	(22,216)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	35,000
Proceeds from issuance of Convertible Note	14,940	—
Payments on maturity of Convertible Notes	(63,925)	—
Payment of preferred dividends	(2,129)	(1,143)
Purchase of the Company's Convertible Notes	(3,700)	—
Proceeds from issuance of common stock	15	8
Net cash provided by (used in) financing activities	(54,799)	33,865
Net increase (decrease) in cash and cash equivalents	(3,895)	7,270
Cash and cash equivalents at beginning of period	7,978	708
Cash and cash equivalents at end of period	$4,083	$7,978

ITEM 9.— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.— CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that although we effectively remediated the material weakness noted as of July 31, 2018 our disclosure controls and procedures over financial reporting were not effective as of July 31, 2019 because of the material weakness noted below.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based upon that evaluation, management identified a material weakness in the Company's internal control over financial reporting, because of the material weakness described below management concluded that it did not maintain effective internal control over financial reporting as of July 31, 2019, based on the criteria established by COSO.
Management concluded that there was a material weakness in our controls over financial reporting with respect to the Company's information technology general controls specifically, it was identified that there was a lack of segregation of duties due to the number of users who maintain administrative access and super user access rights and lack of controls related to change management and monitoring program changes related to the ERP system at IWCO.
Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report, which contains an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of July 31, 2019. Please see their report included in this Item 9A below.
Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting
Management has restricted "administrative" access and is in the process of improving its controls for user account provisioning and monitoring of segregation of duties conflicts within the ERP systems at IWCO. In addition, management will enhance the design and precision level of monitoring controls over program changes, which will include systematic logging and testing of all changes within the I.T. environment.
Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in the Company's Form 10-K for the year ended July 31, 2018 and Form 10-Q for the nine months ended April 30, 2019 management determined that the Company had a material weakness and did not maintain effective controls over the assessment, timely review and evaluation of material non-routine transactions specifically related to the Company's pricing liabilities. The Company has implemented the following remedial measures designed to address this material weakness:

•	management has developed a process to identify complex non-routine transactions which includes early identification and evaluation by the senior management team;

•	the process includes but is not limited to establishing a team and team leader. Establish time lines for completion with regular progress reviews held by senior management;

•	subject matter experts and legal counsel will be consulted with early in the process and as necessary provide assistance; and

•
management with the assistance of outside counsel has developed a well-documented process to analyze the accrued pricing liabilities on a quarterly basis or more frequently if circumstances warrant a more timely review.

In the fourth quarter of fiscal year 2019, the Company completed the testing of the design and operating effectiveness of the new procedures and controls. As a result, as of July 31, 2019, management concluded that the Company had remediated the previously reported material weaknesses in the internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Steel Connect, Inc.
Waltham, Massachusetts
Opinion on Internal Control over Financial Reporting
We have audited Steel Connect, Inc.'s and subsidiaries (the "Company's") internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of July 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2019, and the related notes (collectively referred to as "the consolidated financial statements") and our report dated October 15, 2019, expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.
The Company identified a material weakness related to information technology general controls over one of its subsidiaries in connection with: (a) lack of segregation of duties due to the number of users who maintain administrative access and super user access rights; and (b) controls relating to change management and monitoring program changes of the subsidiary's enterprise resource planning system.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated October 15, 2019 on those financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP
Boston, Massachusetts
October 15, 2019
ITEM 9B.— OTHER INFORMATION
None.
PART III
ITEM 10.— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information with respect to directors and executive officers required by this Item will be contained in our Definitive Proxy Statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this report by reference.
During the fiscal year ended July 31, 2019, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.
The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company's principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company's Code of Business Conduct and Ethics is posted on its website, www.moduslink.com (under the Investor Relations & Press—Governance section). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company's principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website.
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

Equity Compensation Plan Information as of July 31, 2019
The following table sets forth certain information regarding the Company's equity compensation plans as of July 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,229,141	$1.08	4,607,046	(1)
Equity compensation plans not approved by security holders(2)	—	$—	—
Total	1,229,141	$1.08	4,607,046
_____________

(1)	Includes:

▪	108,500 shares available for issuance under the Company's Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

▪	4,498,546 shares available for issuance under the Company's 2010 Incentive Award Plan, as amended April 12, 2018.

(2)
In March 2002, the Board of Directors adopted the 2002 Non-officer Employee Stock Incentive Plan (the "2002 Plan"), which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company's or its subsidiaries' employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

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

3.4
Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013.

3.5
Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

3.6
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

3.9
Certificate of Designation of Rights, Preferences and Privileges of Series D Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on January 19, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

3.10
Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on February 20, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2018 .

3.11
Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2018.

4.1	Specimen stock certificate representing the Registrant’s Common Stock, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

4.2**	Description of Registrant's Securities.

4.3
Tax Benefits Preservation Plan, dated as of January 19, 2018, by and between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

4.4
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

10.14*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.15*
Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.16*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.17*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.18*
ModusLink Global Solutions, Inc. Fourth Amended and Restated Director Compensation Plan, dated as of December 20, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016.

10.19*
Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998.

10.20*
Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009.

10.21
Amended and Restated Credit Agreement, dated as of February  1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.22
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

10.23
Investment Agreement, dated February  11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.24
Settlement Agreement, dated February  11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.25
Amendment No. 1 to Settlement Agreement, dated January  5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January  5, 2015.

10.26*
ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

10.27*
ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

10.28	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014.

10.29
Credit Agreement by and among ModusLink Corporation and ModusLink PTS, Inc., certain subsidiaries thereof, and PNC Bank, National Association, dated as of June 30, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014.

10.30*
Management Services Agreement, dated as of January  1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2014.

10.31*
Amendment to Management Services Agreement, dated as of June  29, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2015.

10.32*
Second Amendment to Management Services Agreement, dated as of March  10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March  11, 2016.

10.33*	ModusLink Global Solutions, Inc. FY 2015 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.

10.34*
ModusLink Global Solutions, Inc. FY 2015 Performance Based Restricted Stock Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.

10.35*
Transfer Agreement, dated March  10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form  10-Q for the fiscal quarter ended January 31, 2016.

10.36*
Offer Letter, dated April  13, 2016, by and among ModusLink Global Solutions, Inc., ModusLink Corporation and James R. Henderson, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 18, 2016.

10.37*	Offer Letter, dated June 17, 2016, by and among the Company and Louis J. Belardi is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 20, 2016.

10.38
Third Amendment to Management Services Agreement, effective as of September 1, 2017, by and between Steel Services Ltd. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2017.

10.39*	ModusLink Global Solutions, Inc. FY 2018 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on October 16, 2017.

10.40*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2017.

10.41
Sale and Purchase Agreement, dated October  5, 2017, between ModusLink Pte. Ltd. and Far East Group Limited, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on March 15, 2018.

10.42
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

10.43
Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

10.44	Waiver and Amendment No. 1 to Financing Agreement, dated as of May 9, 2018, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.45*	Steel Connect, Inc. 2010 Incentive Award Plan, as amended, April 12, 2018, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 18, 2018.

10.46*
Form of Award Agreement Granted Under 2010 Incentive Award Plan between the Company and each of Messrs. Lichtenstein, Howard and Fejes during the second quarter of the 2018 fiscal year, is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K filed on December 4, 2018.

10.47*
Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan entered into in connection with annual awards of restricted stock to directors pursuant to the Fourth Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed on December 4, 2018.

10.48
Form of 7.50% Convertible Senior Note due 2024 issued by Steel Connect, Inc. to SPH Group Holdings LLC., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2019.

10.49*
Retention Agreement, dated February 25, 2019 (effective March 1, 2019)between Steel Connect, Inc. and Louis J. Belardi, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019.

10.50
Second Amendment to Revolving Credit and Security Agreement, dated asof April 30, 2019, by and among ModusLink Corporation, ModusLink PTS, Inc., Modus Media International Documentation Services (Ireland), Limited, Modus Media International (Ireland) Limited, SalesLink Mexico Holding Corp., Sol Holdings, Inc., and PNC Bank, National Association, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2019.

10.51++	Management Services Agreement, dated as of June 1, 2019, between Steel Services Ltd. and Steel Connect, Inc.

21**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, LLP.

24.1**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Consolidated Balance Sheet as of July 31, 2019, (ii) Audited Consolidated Statement of Operations for the Twelve Months ended July 31, 2019, (iii) Audited Consolidated Statement of Cash Flows for the Twelve Months ended July 31, 2019 and (iv) Notes to Audited Consolidated Financial Statements.

___________________

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**    Filed herewith.
‡    Furnished herewith.
++    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K. Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEEL CONNECT, INC.

Date: October 15, 2019	By:	/S/ WARREN G. LICHTENSTEIN
Warren G. Lichtenstein
Interim Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Glen M. Kassan and Warren G. Lichtenstein, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WARREN G. LICHTENSTEIN	Interim Chief Executive Officer. Executive Chairman of the Board and Director	October 15, 2019
Warren G. Lichtenstein	(Principal Executive Officer)

/S/ LOUIS J. BELARDI	Chief Financial Officer	October 15, 2019
Louis J. Belardi	(Principal Financial and Accounting Officer)

/S/ JEFFREY J. FENTON	Director	October 15, 2019
Jeffrey J. Fenton

/S/ GLEN M. KASSAN	Director	October 15, 2019
Glen M. Kassan

/S/ PHILIP E. LENGYEL	Director	October 15, 2019
Philip E. Lengyel

/S/ JEFFREY S. WALD	Director	October 15, 2019
Jeffrey S. Wald

/S/ JACK L. HOWARD	Director	October 15, 2019
Jack L. Howard

/S/ WILLIAM T. FEJES, JR.	Director	October 15, 2019
William T. Fejes, Jr.