Form 10-K/A
period 2019-07-31
Steel Connect, Inc.
filed 2019-11-26
CIK 914712

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $61,746,026.

On November 15, 2019, the Registrant had 61,810,253 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Steel Connect, Inc.  (“Steel Connect” or the “Company”) for the year ended July 31, 2019 (“Fiscal 2019”), filed with the Securities and Exchange Commission on October 15, 2019 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  This Amendment also updates Item 9B and Item 15 of the Original Form 10-K. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to the proxy statement.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

PART II

ITEM 9B.— OTHER INFORMATION

At a meeting of the Board held on November 22, 2019, the Board appointed Joseph Sherk as Senior Vice President and Chief Accounting Officer of the Company.

Mr. Sherk has served as the Senior Vice President, Finance, Tax and Treasurer of the Company since June 2016 and previously as its Principal Financial Officer and Chief Accounting Officer from May 2014 through June 2016. Mr. Sherk also served as the Company’s Vice President & Corporate Controller from December 2007 through to May 2014. Prior to that Mr. Sherk was Vice President, Corporate Controller & Chief Accounting Officer of WestPoint Home, International Inc., a textile company, from January 2007 until December 2007. From January 2006 through January 2007, Mr. Sherk served as Vice President, Business and Finance Transformation for United Rentals, Inc., a major rental equipment company. From September 2001 through January 2007, Mr. Sherk was the Vice President & Corporate Controller (Principal Accounting Officer) for United Rentals, Inc. Mr. Sherk served as the Vice President & Corporate Controller (Principal Accounting Officer) of Lafarge Corporation, in Washington, DC, a construction materials company from September 1998 through September 2001. Prior to that Mr. Sherk served as the Regional Vice President & Controller of Lafarge Construction Materials for Eastern Canada from January 1994 through to September 1998. Mr. Sherk started his career with Arthur Andersen LLP. Mr. Sherk is a licensed CPA in the United States and Canada. He is a member of the AICPA and the Chartered Professional Accountants of Ontario, Canada. Mr. Sherk holds a Bachelor of Commerce degree from St. Mary’s University in Halifax, Nova Scotia, an MBA from University of Saskatchewan in Accounting and Finance in Saskatoon, Saskatchewan and a Masters of Accountancy in Taxation from The George Washington University in Washington, DC.

Mr. Sherk is party to a Severance Agreement with the Company, dated as of February 8, 2012, which was continued pursuant to a Letter Agreement dated as of May 8, 2017 (collectively, the “Severance Agreement”), which provides that if Mr. Sherk’s employment is terminated for a reason other than for Cause (as that term is defined in the Severance Agreement), Mr. Sherk will be eligible to receive his regular bi-weekly salary as in effect on his last day of employment for twelve (12) months following such termination. In connection with his appointment, Mr. Sherk’s annual base salary was increased to $291,872.44.

The Severance Agreement also requires that Mr. Sherk execute a waiver and release of any and all claims he may have against the Company and its officers, employees, directors, parents, subsidiaries and affiliates upon his termination.

Mr. Sherk does not have any family relationships with any of the directors, executive officers, or any people nominated or chosen by the Company to become a director or executive officer. Mr. Sherk is not a party to any transactions listed in Item 404(a) of Regulation SK.

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

Name	Age+	Current Position with the Company	Director Since
Warren G. Lichtenstein	54	Class I Director, Executive Chairman, Interim Chief Executive Officer	March 2013
Glen M. Kassan	76	Class I Director, Vice Chairman	March 2013
*Philip E. Lengyel(1)(2)(3)	70	Class II Director	May 2014
Jack L. Howard	58	Class II Director	December 2017
William T. Fejes, Jr.	63	Class II Director	December 2017
*Jeffrey J. Fenton(1)(2)	62	Class III Director	November 2010
*Jeffrey S. Wald(2)(3)	45	Class III Director	February 2012

+As of November 22, 2019.

*Independent

(1)       Member of Human Resources and Compensation Committee (the “Compensation Committee”).

(2)       Member of Audit Committee.

(3)       Member of Nominating and Corporate Governance Committee (the “Governance Committee”).

Class I Directors Continuing in Office until the 2021 Annual Meeting

Warren G. Lichtenstein, age 54. Mr. Lichtenstein has served as the Chairman of the Board and as a Director of the Company since March 12, 2013, and as its Executive Chairman since June 17, 2016. Following the resignation of the Company’s former President and Chief Executive Officer, James Henderson, effective December 4, 2018, Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company. Mr. Lichtenstein had previously served as the Company’s Interim Chief Executive Officer from March 28, 2016, until June 17, 2016. Mr. Lichtenstein has served as Executive Chairman of the Board of Steel Partners Holdings GP Inc. (“Steel Holdings GP”) since February 2013 and had previously served as Chief Executive Officer and Chairman from July 2009 to February 2013. Steel Holdings GP is the general partner of Steel Partners Holdings L.P. (“Steel Holdings”), a diversified holding company that engages in multiple businesses. Mr. Lichtenstein has been associated with Steel Holdings and its predecessors and affiliates since 1990. He served as Chairman of the Board of Handy & Harman Ltd. (“HNH”), a wholly-owned subsidiary of Steel Holdings, which was previously NASDAQ-listed, from July 2005 to October 2017. Mr. Lichtenstein has served as a director of Aerojet Rocketdyne Holdings, Inc. (“Aerojet”), a manufacturer of aerospace and defense products with a real estate business segment since March 2008, and serving as the Chairman of the Board from March 2013 to June 2016 and as Executive Chairman since June 2016. Mr. Lichtenstein has served as a director of Steel Excel Inc. (“Steel Excel”), a wholly-owned subsidiary of Steel Holdings which was previously NASDAQ-listed, since October 2010 and Chairman of the Board since May 2011. Mr. Lichtenstein served as a director of SL Industries, Inc. (“SLI”), a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment, from March 2010 until it was acquired by HNH in June 2016. SLI was listed on the New York Stock Exchange until its acquisition as a wholly-owned subsidiary of Steel Holdings. Mr. Lichtenstein is also a director of the Steel Foundation and of the Law Enforcement Foundation.

Glen M. Kassan, age 76.  Mr. Kassan has served as a Director of the Company since March 2013 and as its Vice Chairman since May 2014. He served as the Company’s Chief Administrative Officer from May 2014 until January 2015. Mr. Kassan served as a director of HNH from July 2005 until May 2015 and as the Company’s Vice Chairman of the Board since October 2005 until May 2015. He served as HNH’s Chief Executive Officer from October 2005 until December 2012. He has been associated with Steel Partners LLC (“Partners LLC”) and its affiliates since August 1999, and is currently an employee of Steel Services, Ltd. (“Steel Services”). He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of Steel Holdings from June 2000 to April 2007. He served as a director of SLI from January 2002, and its Chairman of the Board from May 2008, until SLI was acquired by HNH in June 2016. He previously served as SLI’s Vice Chairman of the Board from August 2005 to May 2008, its President from February 2002 to August 2005, its interim Chief Executive Officer from June 14, 2010 to June 29, 2010 and its interim Chief Financial Officer from June 14, 2010 to August 30, 2010. We believe Mr. Kassan is qualified to serve as a director due to his years of experience and record of success in leadership positions in industrial and other public companies having attributes similar to the Company as well as the expertise he possesses in capital markets and corporate finance.

Class II Directors Continuing in Office until the 2019 Annual Meeting of Stockholders

Philip E. Lengyel, age 70. Mr. Lengyel has served as a Director of the Company since May 2014. Mr. Lengyel is currently Executive Vice President for Dick Cook Studios in Los Angeles, California, a next generation family multi-media company involved in creating, producing, marketing and distributing family entertainment. Since January 2009 Mr. Lengyel has also been self-employed as a consultant providing services to companies and organizations relating to marketing, branding strategies, promotions, sponsorships and public relations. Previously, Mr. Lengyel served over two decades in senior marketing and other business positions with Walt Disney World, most recently from March 1999 through April 2005, as Vice President of Alliance Development. Mr. Lengyel brings to the Board significant experience in the areas of marketing, advertising, promotions, publicity, branding and business development.

Jack L. Howard, age 58.  Mr. Howard has served as a director of the Company since December 15, 2017. He has served as President of Steel Holdings since July 15, 2009 and has been a member of Steel Holdings’ board of directors since October 18, 2011. He also served as Steel Holdings’ Assistant Secretary from July 15, 2009 until September 19, 2011 and its Secretary from September 19, 2011 until January 2012. Mr. Howard has been associated with Steel Holdings and its predecessors and affiliates since 1993. Mr. Howard has been a director of HNH since July 2005 and previously served as Vice Chairman of the HNH Board and as HNH’s Principal Executive Officer. Mr. Howard has been a director of Steel Excel since December 2007 and previously served as Vice Chairman of the Steel Excel Board and Principal Executive Officer of Steel Excel. Since February 15, 2018, Mr. Howard has been the Executive Chairman of WebBank, a wholly-owned subsidiary of Steel Holdings. He is the President of SP General Services, LLC (“SPGS”). Mr. Howard graduated from the University of Oregon with a bachelor’s degree in finance.

William T. Fejes, Jr., age 63. Mr. Fejes has served as a director of the Company since December 15, 2017. Mr. Fejes has served as the Chief Operating Officer of Steel Holdings since March 11, 2019, and President of Steel Services, an indirect wholly owned subsidiary of Steel Holdings, since October 2017 and of Steel Holdings’ Diversified Industrial segment since October 2017. He has held similar positions in some of Steel Holdings’ subsidiaries since 2010, including serving as Senior Vice President of HNH and President and Chief Executive Officer of Handy & Harman Group Ltd. from June 2016 until October 2017, and as President SLI since June 2010 and served as Chief Executive Officer of SLI from June 2010 until October 2016. From 2007 until April 2010, Mr. Fejes was the Chief Operating Officer of Seakeeper, Inc., a company that designs, manufactures and markets motion stabilization equipment for boats under 50 meters in length. Prior to joining Seakeeper, Inc., Mr. Fejes was the President and Chief Executive Officer of TB Wood’s Corporation (“TB Wood’s”), a public company that designs, manufactures and markets industrial power transmission components, with plants in the United States, Mexico and Italy, from 2004 to 2007, and was a director of TB Wood’s from 2004 to 2005. Mr. Fejes also held various executive and management roles at Danaher Corporation, a public company that designs, manufactures and markets industrial and consumer products, for 18 years. From March 2009 to February 2015, Mr. Fejes served as a director of Broadwind Energy, a public company for which he also served as the Chairman of the Governance /Nominating Committee, as a member of the Audit Committee and as a member of the Compensation Committee. From 2008 to 2010, Mr. Fejes was a Director of Automation Solutions, Inc., a privately held distributor of factory automation equipment. Mr. Fejes holds a bachelor’s and a master’s degree of science in electrical engineering from the Massachusetts Institute of Technology.

Class III Director Nominees for a three year term expiring at the 2020 Annual Meeting of Stockholders

Jeffrey J. Fenton, age 62. Mr. Fenton has served as a Director of the Company since November 2010. Mr. Fenton was initially appointed to the Board pursuant to a Settlement Agreement among the Company, LCV Capital Management, LLC, Raging Capital Management, LLC and certain of their affiliates, dated October 20, 2010. In January 2013, he was appointed as Senior Vice President, Business Development of United Rentals, Inc., a construction and industrial equipment rental company. Since March 2004, Mr. Fenton has served as a Principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. Mr. Fenton served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services, Global Motorsports Group, Inc. and Transamerica Trailer Leasing Co. Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.

Jeffrey S. Wald, age 45. Mr. Wald has served as a Director of the Company since February 2012. Mr. Wald was elected to the Board at the Company’s 2011 annual meeting of stockholders after being nominated for election by Peerless Systems Corporation. Since May 2010, Mr. Wald has been the President, Chief Operating Officer and Chief Financial Officer of Work Market, Inc., an enterprise software platform that enables companies to manager their on-demand labor, and of which he is the Founder (sold to ADP in January 2018). From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P. an activist hedge fund manager. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company (sold to Buddy Media Corporation), of which he is also the Founder. From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm which invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co. Mr. Wald is currently a director of CoStar Technologies, Inc., where he also serves on the M&A committee. From 2010 to 2012, Mr. Wald served as a director of Peerless Systems Corporation and from 2009 to 2010 he served on the board of Register.com. Mr. Wald brings to the Board substantial experience in the area of venture capital, technology, principal investing and operations.

Information Concerning Executive Officers

Our executive officers are elected annually by the Board and serve at the discretion of the Board. Our current executive officers are listed in the table below along with their ages and positions.

Name	Age+	Position
Warren G. Lichtenstein	53	Interim Chief Executive Officer, Class I Director, Executive Chairman
Douglas B. Woodworth	47	Chief Financial Officer
Joseph B. Sherk	71	Senior Vice President and Chief Accounting Officer
John Whitenack	54	Chief Executive Officer of ModusLink Corporation (“ModusLink”)
James N. Andersen	61	Chief Executive Officer of IWCO Direct Holdings, Inc. (“IWCO” or “IWCO Direct”)

+As of November 22, 2019.

Warren G. Lichtenstein. Mr. Lichtenstein, the Company’s Executive Chairman, assumed the additional role of Interim Chief Executive Officer of the Company effective upon the resignation of the Company’s former President and Chief Executive Officer, James Henderson, effective December 4, 2018. Mr. Lichtenstein’s biographical information is provided above in the section entitled, “Class I Directors Continuing in Office until the 2021 Annual Meeting.”

Douglas B. Woodworth. Mr. Woodworth was appointed to the position of Chief Financial Officer of the Company effective upon the resignation of the Company’s former Chief Financial Officer, Louis J. Belardi, effective November 2, 2019. Since May 2016, Mr. Woodworth has been the Chief Financial Officer of Steel Holdings and holds similar positions in substantially all of Steel Holding’s subsidiaries. Prior to that appointment, Mr. Woodworth had served as Vice President and Controller of HNH from August 2012. Mr. Woodworth has over two decades of progressive responsibility in accounting and finance. Prior to joining HNH, Mr. Woodworth served as Vice President and Corporate Controller with SunEdison, Inc. (formerly MEMC Electronic Materials, Inc.), from August 2011 to July 2012 and as Vice President and Corporate Controller of Globe Specialty Metals, Inc. from November 2007 to July 2011. Prior to that, Mr. Woodworth held positions of increasing responsibility with Praxair, Inc. Mr. Woodworth began his career with KPMG LLP. Mr. Woodworth holds an MBA from the Kellogg School of Management at Northwestern University, a Master of Engineering Management from the McCormick School of Engineering at Northwestern University and a Bachelor of Science in Accountancy from Miami (Ohio) University. Mr. Woodworth is a certified public accountant. Mr. Woodworth’s services as Chief Financial Officer are being provided pursuant to the Management Services Agreement, dated June 14, 2019, between Steel Services and the Company (the “2019 Management Services Agreement”) described below in ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE - 2019 Management Services Agreement.

Joseph B. Sherk. Mr. Sherk was appointed as Senior Vice President and Chief Accounting Officer of the Company on November 22, 2019. Mr. Sherk has served as the Senior Vice President, Finance, Tax and Treasurer of the Company since June 2016 and previously as its Principal Financial Officer and Chief Accounting Officer from May 2014 through June 2016. Mr. Sherk also served as the Company’s Vice President & Corporate Controller from December 2007 through to May 2014. Prior to that Mr. Sherk was Vice President, Corporate Controller & Chief Accounting Officer of WestPoint Home, International Inc., a textile company, from January 2007 until December 2007. From January 2006 through January 2007, Mr. Sherk served as Vice President, Business and Finance Transformation for United Rentals, Inc., a major rental equipment company. From September 2001 through January 2007, Mr. Sherk was the Vice President & Corporate Controller (Principal Accounting Officer) for United Rentals, Inc. Mr. Sherk served as the Vice President & Corporate Controller (Principal Accounting Officer) of Lafarge Corporation, in Washington, DC, a construction materials company from September 1998 through September 2001. Prior to that Mr. Sherk served as the Regional Vice President & Controller of Lafarge Construction Materials for Eastern Canada from January 1994 through to September 1998. Mr. Sherk started his career with Arthur Andersen LLP. Mr. Sherk is a licensed CPA in the United States and Canada. He is a member of the AICPA and the Chartered Professional Accountants of Ontario, Canada. Mr. Sherk holds a Bachelor of Commerce degree from St. Mary’s University in Halifax, Nova Scotia, an MBA from University of Saskatchewan in Accounting and Finance in Saskatoon, Saskatchewan and a Masters of Accountancy in Taxation from The George Washington University in Washington, DC.

John Whitenack. Mr. Whitenack assumed the position of Chief Executive Officer of ModusLink upon resignation of ModusLink’s former Chief Executive Officer, Mr. Henderson, effective October 31, 2018. Mr. Whitenack served as the Chief Operating Officer of ModusLink since June 25, 2018.  From March 2014 until April 2018, Mr. Whitenack served as President and CEO of Lucas-Milhaupt, a global brazing and metal joining products and services leader and an indirect subsidiary of Steel Holdings.  From August 2007 until March 2014, he served as President and CEO of Indiana Tube Corporation, a premium manufacturer specializing in welded, low carbon & HSLA steel tubing and an indirect subsidiary of Steel Holdings. Mr. Whitenack also served as the Chief Operating Officer of Paradigm Precision, a manufacturer of complex fabrication and precision machined components for gas turbine engines from 2006 to 2007. Additionally, Mr. Whitenack served as President and CEO of Cline Services, and several GE Subsidiaries from 1997 to 2006. Mr. Whitenack earned his degree in Management Studies from the United States Military Academy at West Point and proudly served in the U.S. Army, holding the rank of Captain before honorably discharging from military service.

James N. Andersen. Mr. Andersen has served as the CEO of IWCO Direct, a wholly owned subsidiary of the Company, since April 1999. IWCO Direct, which was acquired by the Company in December 2017, is a leading provider of data-driven marketing solutions that help its clients drive response across marketing channels to create new and more loyal customers. Mr. Andersen earned his Bachelor of Science in Judicial Administration from American University. He was honored with the 2010 Harry V. Quadracci VISION award from the Printing Industries of America and was inducted into the Printing Impressions/RIT Printing Industry Hall of Fame in 2008.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC.

Based solely on its review of the copies of such reports furnished to us or written representations from certain reporting persons, the Company believes that, during Fiscal 2019, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individual, other than the inadvertent late Form 3 filing for John Whitenack with respect to his appointment as Chief Executive Officer of ModusLink Corporation on October 31, 2018, which was filed on January 7, 2019.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company’s principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company’s Code of Business Conduct and Ethics can be found by clicking on the “Governance” link under the Investor Relations & Press tab on our website at www.moduslink.com/about. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company’s principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website.

Director Nominations

During Fiscal 2019, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our most recent proxy statement.

Audit Committee

The Board of Directors has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, which assists the Board of Directors in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the Audit Committee, the Board of Directors, outside auditors and management. The Board has adopted a written charter for the Audit Committee, a copy of which can be found by clicking on the “Governance” link under the Investor Relations & Press tab on our website at www.moduslink.com/about. The contents of our website are not part of this Annual Report on Form 10-K, and our internet address is included in this document as an inactive textual reference only. The Audit Committee currently consists of Jeffrey J. Fenton, Phillip E. Lengyel and Jeffrey S. Wald, as Chairman, each of whom is independent as defined in applicable NASDAQ listing standards and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. The Board of Directors has determined that Jeffrey S. Wald is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.— EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the Fiscal 2019 and Fiscal 2018 compensation of: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the calendar year August 1, 2018 through July 31, 2019; (ii) the Company’s two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the calendar year from August 1, 2018 through July 31, 2019; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the calendar year ended July 31, 2019. Collectively, we refer to all of these individuals as the “Named Executive Officers.”

Name and Principal Position*	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)	Total ($)

Warren G. Lichtenstein	2019	-	-	99,999 (2)(3)	-	121,500 (2)	221,499 (2)
Interim Chief Executive Officer, Director and Executive Chairman

James R. Henderson	2019	212,308	-	-	-	25,673(4)	237,981
Former President and Chief Executive Officer	2018	600,000	-	1,169,543(3)	-	5,999(5)	1,775,542

John Whitenack	2019	371,423	-	-	-	4,743(5)	376,166
Chief Executive Officer of ModusLink

James N. Andersen	2019	715,628(6)	674,434(7)	-	-	26,100(8)	1,416,162
Chief Executive Officer of IWCO Direct	2018	453,231(6)	1,349,804(9)	-	-	6,683(8)	1,809,718

*	Mr. Henderson resigned from his position as Chief Executive Officer of ModusLink, effective October 31, 2018, and resigned from his positions as President and Chief Executive Officer of the Company, effective upon the filing of the Company’s Annual Report on Form 10-K on December 4, 2018. Mr. Lichtenstein, the Company’s Executive Chairman, assumed the additional role of Interim Chief Executive Officer of the Company effective upon Mr. Henderson’s resignation from the Company. Louis J. Belardi resigned from his position as Chief Financial Officer of the Company, effective November 2, 2019, and was succeeded by Douglas B. Woodworth as Chief Financial Officer of the Company effective that same day.

Upon the closing of the Company’s acquisition of IWCO (the “IWCO Acquisition”) on December 15, 2017, IWCO became a wholly owned subsidiary of the Company. Mr. Andersen has served as the Chief Executive Officer of IWCO since April 1999.

The amounts reflected in the Summary Compensation Table are for the full Fiscal 2019 and the full fiscal year ended July 31, 2018 (“Fiscal 2018”).

_____________

(1)	Represents amounts earned under the management incentive plans of the Company and IWCO. The Company did not establish a management incentive plan for Fiscal 2019. No participants received awards under the management incentive plan established for Fiscal 2018 (the “2018 MIP”) because the Company did not achieve the minimum plan year adjusted EBITDA target under the 2018 MIP for the Company’s supply chain business. The IWCO Direct 2018 Management Incentive Plan (the “2018 IWCO MIP”) is described below in the Narrative Disclosure to Summary Compensation Table.
8

(2)	Mr. Lichtenstein was not separately compensated for his service as Interim Chief Executive Officer of the Company. Mr. Lichtenstein’s compensation set forth in the Summary Compensation Table consists of (a) Stock Awards of $99,999 and (b) Fees Earned or Paid in Cash of $121,500 disclosed as “All Other Compensation.”
(3)	Represents the full fair value at grant date of a one-time grant of RSUs computed in accordance with FASB ASC Topic 718.
(4)	Represents: (i) employer 401(k) plan matching cash contributions of $2,597 and (ii) a payment of $23,076 to Mr. Henderson, following his resignation, in connection with accrued and unused vacation days.
(5)	Amounts represent employer 401(k) plan matching cash contributions.
(6)	Represents Mr. Andersen’s full salary for Fiscal 2019 and pro-rated salary for Fiscal 2018. Mr. Andersen joined the Company following the IWCO Acquisition and his annual base salary is $715,628.
(7)	Represents the full amount of the award ($674,434) earned in Fiscal 2019 under the 2018 IWCO MIP, $584,526 of which was paid in March 2019, the remainder to be paid ratably in the Company’s fiscal years ending July 31, 2020 (“Fiscal 2020”) and July 31, 2021 (“Fiscal 2021”).
(8)	Represents: (i) employer 401(k) plan matching cash contributions of $4,350 in Fiscal 2018 and $4,500 in Fiscal 2019 and (ii) the amount attributable to the business and personal use of a company car of $2,333 in Fiscal 2018 and $21,600 in Fiscal 2019.
(9)	Represents Mr. Andersen’s 2017 award under the IWCO Direct 2017 Management Incentive Plan (the “2017 IWCO MIP”), which was paid in February 2018, and a cash bonus paid in December 2017 to Mr. Andersen in connection to IWCO’s prior practice of granting discretionary bonus amounts to management due to their participation in certain liquidity events.

Narrative Disclosure to Summary Compensation Table.

The principal terms of agreements with Named Executive Officers regarding employment and compensation are set forth below under the section entitled “Employment Arrangements of Named Executive Officers.” The terms of Mr. Lichtenstein’s compensation are set forth below under the section entitled “Director Compensation Plan.”

MIPs and IWCO Plans

In most years, the Compensation Committee establishes a Management Incentive Plan (or MIP), which provides cash incentives for our non-IWCO executives, and IWCO establishes its own compensation plans in which IWCO executives participate. The Company did not establish a management incentive plan for Fiscal 2019. As a result of the IWCO Acquisition, the Company integrated certain IWCO Direct compensation practices into the Company’s compensation framework. Specifically, Mr. Andersen continues to participate in the IWCO Direct 2018 Short-Term and Long-Term Incentive Plans (the “2018 IWCO Incentive Plans”). Mr. Andersen is the only Named Executive Officer who participates in the IWCO compensation plans (the “IWCO Plans”).

Target bonus awards under the MIP are expressed as a percentage of the base salary paid to the non-IWCO executive officer during that plan year. Typically, the Compensation Committee has selected bonus amounts for the executive officers such that the target total cash compensation approximates the median of comparable positions at our peer companies or the general industry.

MIPs provide for cash payments to executive officers based on achievement of certain corporate financial objectives. Bonus payouts on the financial objectives could range from 0% to 200% of an individual’s target bonus depending on the Company’s actual performance versus the established performance goals. For Fiscal 2018, the Compensation Committee determined that the Company did not meet the EBITDA Target and, accordingly, no participants received awards under the 2018 MIP. The Compensation Committee did not establish a MIP for Fiscal 2019.

Target bonus awards under the IWCO Plan are expressed as a percentage of the base salary paid to IWCO participants during the applicable plan year. Because the performance criteria relating to the financial goals underlying the 2017 IWCO MIP and 2018 IWCO MIP were met, executive officers who were eligible to participate in the 2017 IWCO MIP and 2018 IWCO MIP received awards in accordance with the terms of those MIPS.

2018 IWCO MIP

The 2018 IWCO Incentive Plans, which related to IWCO Direct’s fiscal year ending December 31, 2018 (the “2018 IWCO Plan Year”), were designed to motivate appropriate behaviors that support short-term and long-term growth of shareholder value by rewarding the achievement of financial, business and management goals that are essential to the success of IWCO Direct. All awards under the 2018 IWCO Incentive Plans (the “2018 IWCO Awards”) were paid in cash. In order to receive the 2018 IWCO Award under the 2018 IWCO Incentive Plans, the IWCO participant must have been an employee of the Company in good standing at the time of the 2018 IWCO Award payment.

The 2018 IWCO Awards under the 2018 IWCO Incentive Plans to IWCO participants were determined based on the achievement of certain performance targets. The 2018 IWCO Awards were determined based on the following performance target components: (a) 63% of the 2018 IWCO Award was based on the achievement of the 2018 IWCO Plan Year adjusted EBITDA target (the “2018 IWCO EBITDA Target”) for IWCO Direct, (b) 21% of the IWCO Award was based on the achievement of defined objectives in support of IWCO’s corporate objectives as defined, and (c) 16% of the IWCO Award was based on the achievement of a working capital target as defined. 2018 IWCO Awards were subject to the approval of IWCO Direct’s Chief Executive Officer and IWCO Direct Board of Directors.

Under the 2018 IWCO Incentive Plans, the 2018 IWCO Award target for Mr. Andersen was 100% of his base salary.

In determining the 2018 IWCO EBITDA Target, the financial objectives, while feasible to meet, were challenging to achieve and required improved performance compared with prior year results. For the 2018 IWCO Plan Year, the Company achieved sufficient EBITDA, met defined objectives and achieved working capital levels required under the 2018 IWCO Incentive Plans to earn a partial payment. Accordingly, Mr. Andersen received a 2018 IWCO Award of $674,434 under the 2018 IWCO Incentive Plans, $584,526 of which was paid on March 29, 2019. The full amount of the 2018 IWCO Award ($674,434) is reported in the Summary Compensation Table for the year in which it was earned (Fiscal 2019). The portion of the 2018 IWCO Award earned but not yet paid, will be paid ratably in calendar years 2020 and 2021 subject to Mr. Andersen’s continued employment with the Company.

Employment Arrangements of Named Executive Officers

We do not have agreements with any of the Named Executive Officers which guarantee employment for a set term and, accordingly, all of the Named Executive Officers are employees at will.

Warren G. Lichtenstein

Mr. Lichtenstein is not separately compensated for his service as Interim Chief Executive Officer of the Company. The terms of Mr. Lichtenstein’s compensation are governed by the Fourth Amended and Restated Director Compensation Plan, adopted December 20, 2015 (the “Director Compensation Plan”) described below under the section entitled “Director Compensation Plan.”

James R. Henderson

James R. Henderson was appointed the President and Chief Executive Officer of the Company on June 17, 2016, and appointed the Chief Executive Officer ModusLink, one of the Company’s principal operating subsidiary on March 23, 2016. In connection therewith, the Company and Mr. Henderson executed an employment offer letter dated April 13, 2016, which provided for the employment of Mr. Henderson at an annualized base salary of $600,000. Mr. Henderson was also eligible for an annual cash bonus under Company MIPs, when adopted, with a target equal to 100% of his base salary.

Mr. Henderson resigned from his position as Chief Executive Officer of ModusLink, effective October 31, 2018, and resigned from his positions as President and Chief Executive Officer of the Company, effective upon the filing of the Company’s Annual Report on Form 10-K on December 4, 2018. Mr. Lichtenstein, the Company’s Executive Chairman, assumed the additional role of Interim Chief Executive Officer of the Company effective upon Mr. Henderson’s resignation from the Company.

John Whitenack

Mr. Whitenack assumed the position of Chief Executive Officer of ModusLink upon Mr. Henderson’s resignation effective October 31, 2018. Prior to that, Mr. Whitenack served as the Chief Operating Officer of ModusLink since June 25, 2018. The Company and Mr. Whitenack executed an employment offer letter dated June 6, 2018, which provided for an annualized base salary of $370,000, which has remained unchanged since his initial appointment as Chief Operating Officer. Mr. Whitenack is also eligible for an annual cash bonus under Company MIPs, when adopted, with a target equal to 60% of his base salary.

James N. Andersen

Mr. Andersen’s base salary is $715,628, which remains unchanged since the closing of the IWCO Acquisition. Mr. Andersen is also eligible to participate in IWCO Plans.

Outstanding Equity Awards at Fiscal Year-End

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Warren G. Lichtenstein	300,000(2)	534,000	-	-
James R. Henderson	-	-	-	-
Louis J. Belardi	-	-	-	-
James N. Andersen	-	-	-	-

(1)	Represents the full fair value at grant date of a one-time grant of RSUs computed in accordance with FASB ASC Topic 718.
(2)	On December 15, 2017, the Board, upon the recommendation of the Compensation Committee and a Special Committee of the Board, approved the restricted stock grants and market performance based restricted stock grants to Messrs. Lichtenstein, Howard, and Fejes described below under the section entitled “December 15 Awards.” The shares listed in the Outstanding Equity Awards at Fiscal Year-End Table for Mr. Lichtenstein are the unvested portion of the restricted stock grants made December 15, 2017, to Mr. Lichtenstein.

Director Compensation

The table below sets forth certain information concerning the Fiscal 2019 compensation of our Directors.

DIRECTOR COMPENSATION FOR FISCAL 2019

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Jeffrey J. Fenton(3)	72,500	99,999	-	172,499
Glen M. Kassan(4)	55,000	99,999	-	154,999
Philip E. Lengyel(5)	67,500	99,999	-	167,499
Warren G. Lichtenstein(6)	(6)	(6)	(6)	(6)
Jeffrey S. Wald(7)	73,000	99,999	-	172,999
William T. Fejes, Jr.(8)	57,000	99,999	-	156,999
Jack L. Howard(9)	57,000	99,999	-	156,999

(1)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of awards computed in accordance with ASC 718, not the actual amounts paid to or realized by the directors during Fiscal 2019.
(2)	Each director received an award of 57,803 shares of restricted stock on January 2, 2019, pursuant to the ModusLink Global Solutions, Inc. Fourth Amended and Restated Director Compensation Plan, as amended. These awards of restricted stock vest on January 2, 2020.
(3)	As of July 31, 2019, Mr. Fenton held 57,803 shares of restricted stock that vest on January 2, 2020, provided he remains a director of the Company on such vesting date. Mr. Fenton does not hold any vested or unvested options to purchase shares of our Common Stock.
(4)	As of July 31, 2019, Mr. Kassan held 57,803 shares of restricted stock that vest on January 2, 2020, provided he remains a director of the Company on such vesting date. Mr. Kassan does not hold any vested or unvested options to purchase shares of our Common Stock.
(5)	As of July 31, 2019, Mr. Lengyel held 57,803 shares of restricted stock that vest on January 2, 2020, provided he remains a director of the Company on such vesting. Mr. Lengyel does not hold any vested or unvested options to purchase shares of our Common Stock.
(6)	As a result of Mr. Lichtenstein’s service as Interim Chief Executive Officer of the Company, his compensation is set forth in the Summary Compensation Table. As of July 31, 2019, Mr. Lichtenstein held 57,803 shares of restricted stock that vest on January 2, 2020, provided that he remains a director of the Company on such vesting date. Mr. Lichtenstein does not hold any vested or unvested options to purchase shares of our Common Stock. See the section below entitled “December 15 Awards” for disclosure regarding the unvested portion of a restricted stock award made on December 15, 2017.
(7)	As of July 31, 2019, Mr. Wald held 57,803 shares of restricted stock that vest on January 2, 2020, provided he remains a director of the Company on such vesting date. Mr. Wald does not hold any vested or unvested options to purchase shares of our Common Stock.
(8)	As of July 31, 2019, Mr. Fejes held 57,803 shares of restricted stock that vest on January 2, 2020, provided that he remains a director of the Company on such vesting date. Mr. Fejes does not hold any vested or unvested options to purchase shares of our Common Stock. See the section below entitled “December 15 Awards” for disclosure regarding the unvested portion of a restricted stock award made on December 15, 2017.
(9)	As of July 31, 2019, Mr. Howard held 57,803 shares of restricted stock that vest on January 2, 2020, provided that he remains a director of the Company on such vesting date. Mr. Howard does not hold any vested or unvested options to purchase shares of our Common Stock. See the section below entitled “December 15 Awards” for disclosure regarding the unvested portion of a restricted stock award made on December 15, 2017.

December 15 Awards

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

Recipient	Total Award	Vested Portion of Award as of July 31, 2019	Unvested Portion of Award as of July 31, 2019*
Warren G. Lichtenstein	3,300,000 shares	3,000,000 shares	300,000 shares
Jack L. Howard	1,650,000 shares	1,500,000 shares	150,000 shares
William T. Fejes, Jr.	550,000 shares	500,000 shares	50,000 shares

*Shares of restricted stock will automatically vest, in their entirety, on the day the price of the Company’s common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date (December 15, 2017), subject to the Director’s continuous service with the Company from the grant date through the vesting date.

Director Compensation Plan

Members of the Board receive a combination of cash compensation and equity in the form of restricted stock awards, provided they are eligible under the applicable plan. In addition, all of the Directors of the Company receive reimbursement of expenses incurred with respect to attendance at meetings of the Board and meetings of committees thereof, which amounts are not included in the above table.

The Fourth Amended and Restated Director Compensation Plan, adopted December 20, 2015 (the Director Compensation Plan), governs cash and equity compensation to eligible Directors. All Directors are eligible to participate in the Director Compensation Plan other than any Director who (i) is an employee of the Company or any of its subsidiaries or affiliates or (ii) unless otherwise determined by the Board, is an affiliate, employee, representative or designee of an institutional or corporate investor in the Company (an “Affiliated Director”).

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

In addition, the Director Compensation Plan provides that each Director, other than an Affiliated Director, will receive a restricted stock award for shares of Common Stock with a fair market value equal to $100,000 on the first business day of the calendar year provided that such Director is serving as a Director on such date (an “Annual Award”). These Annual Awards vest on the first anniversary of the date of grant, provided that the Director remains a director of the Company on the vesting date. Notwithstanding the foregoing, if a Director ceases to be a director due to (i) removal without cause, (ii) resignation upon request of a majority of the Board, other than for reasons the Board determines to be cause, (iii) the failure to be re-elected to the Board either because the Company fails to nominate the Director for re-election or the Director fails to receive sufficient stockholder votes, then, on the day the Director ceases to be a Director, 25% of the Annual Award vests for each full calendar quarter that the Director has served as a Director from and after the award date. The Board temporarily lowered the fair market value of the Annual Awards to $80,000, but the fair market value of the Annual Awards has since returned to $100,000. The granting of the 2018 Annual Awards was delayed until an amendment of the 2010 Plan was approved by the Company’s stockholder that made enough shares available under the 2010 Plan for such awards.

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

ITEM 12.— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of November 15, 2019, with respect to the beneficial ownership of shares of Common Stock by: (i) 5% stockholders; (ii) the members of the Board of the Company, (iii) the Named Executive Officers (as defined under “Summary Compensation Table”); and (iv) all current executive officers and members of the Board of the Company, as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Number of Shares	Percent of Class(2)
5% Stockholders
Steel Partners Holdings L.P.(3)	48,389,990	56.29%

Directors
Jeffrey J. Fenton(4)	282,272	*
Glen M. Kassan(5)	236,516	*
Philip E. Lengyel(6)	104,079	*
Warren G. Lichtenstein(7)	3,539,798	5.73%
Jeffrey S. Wald(8)	254,761	*
Jack L. Howard(9)	1,750,061	2.83%
William T. Fejes, Jr.(10)	470,061	*

Named Executive Officers**
James R. Henderson(11)	408,143	*
James N. Andersen	0	*
John Whitenack	0	*

Other Executive Officers
Douglas B. Woodworth	0	*

All current executive officers and directors, as a group (10 persons)(12)	6,637,548	10.74%

________

*	Less than 1%
**	Mr. Henderson resigned from his positions as President and Chief Executive Officer of the Company, effective upon the filing of the Form 10-K on December 4, 2018. Mr. Lichtenstein, the Company’s Executive Chairman, assumed the additional role of Interim Chief Executive Officer of the Company effective upon Mr. Henderson’s resignation from the Company.

(1)	For purposes of this table, beneficial ownership is determined by rules promulgated by the Securities and Exchange Commission (the “SEC”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after November 15, 2019, through the exercise of any stock option or other right (“Presently Exercisable Rights”). The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The Company believes that each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of Common Stock listed as owned by such person or entity unless noted otherwise. Unless otherwise indicated, the address of each person listed in the table is c/o Steel Connect, Inc., 1601 Trapelo Road, Suite 170, Waltham, MA 02451.
16

(2)	Number of shares deemed outstanding consists of 61,810,253 shares of Common Stock as of November 15, 2019, plus any shares subject to Presently Exercisable Rights held by the person in question.
(3)	Based on information provided in the Schedule 13D filed by HNH, BNS Holdings, Inc. (“BNS”), Steel Partners, Ltd. (“SPL”), Steel Holdings, SPH Group LLC (“SPHG”), SPH Group Holdings LLC (“SPHG Holdings”), Partners LLC, and Warren G. Lichtenstein with the SEC on October 14, 2011 and all amendments thereto, including that certain Amendment No. 23 to Schedule 13D filed by HNH, WHX CS Corp. (“WHX CS”), SPL, Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP, Steel Excel, Inc. (“Steel Excel”), Mr. Lichtenstein, Mr. Kassan, Mr. Howard and Mr. Fejes filed on March 7, 2019; a Form 3 filed by Steel Excel on March 7, 2019; a Form 4 filed by Steel Holdings, SPHG, SPHG Holdings and Steel Holdings GP on March 4, 2019; a Form 4 filed by Mr. Lichtenstein on January 4, 2019; a Form 4 filed by Mr. Kassan on January 4, 2019; a Form 4 filed by Mr. Howard on January 4, 2019; and a Form 4 filed by Mr. Fejes on January 4, 2019. The principal business address of HNH and WHX CS is 1133 Westchester Avenue, Suite N222, White Plains, NY 10604. The principal business address of SPL, Steel Holdings, SPHG, SPHG Holdings and Partners LLC is 590 Madison Avenue, 32nd Floor, New York, NY 10022.

Mr. Lichtenstein is the Executive Chairman of Steel Holdings GP, the Chairman of Steel Excel, and the Chief Executive Officer and a control person of SPL.

•	SPL owns 60,000 shares of Common Stock. Mr. Lichtenstein is the Chief Executive Officer and stockholder of SPL. Accordingly, Mr. Lichtenstein may be deemed to have shared investment and voting power with respect to such shares of Common Stock held indirectly by him. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by SPL except to the extent of his pecuniary interest therein.
•	SPHG Holdings owns 2,245,990 shares of Common Stock and beneficially owns an additional 17,857,143 shares of Common Stock underlying currently convertible Series C Convertible Preferred Stock of the Company (the “Series C Preferred Stock”) and 6,293,706 shares of Common Stock underlying the currently convertible 7.50% Convertible Senior Note due 2024 (“2024 Note”) owned directly by SPHG Holdings (a Presently Exercisable Right). Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue the relationships discussed above, each of Steel Holdings, SPHG, and Steel Holdings GP may be deemed to beneficially own the shares of Common Stock owned directly by SPHG Holdings. Each of SPHG, Steel Holdings, and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by SPHG Holdings except to the extent of his or its pecuniary interest therein.
•	HNH owns 2,496,545 shares of Common Stock. SPHG Holdings owns 100% of the outstanding shares of Common Stock of Steel Excel. Steel Excel owns 100% of the outstanding shares of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings Accordingly, each of SPHG Holdings, Steel Holdings, SPHG, Steel Holdings GP and Steel Excel may be deemed to beneficially own the shares of Common Stock owned directly by HNH. Each of SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by HNH.
17

•	WHX CS owns 5,940,170 shares of Common Stock. HNH owns 100% of the outstanding shares of Common Stock of WHX CS, and SPHG Holdings owns 100% of the outstanding shares of Common Stock of Steel Excel, and Steel Excel owns 100% of the outstanding shares of Common Stock of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue of the relationships described above, each of HNH, SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP may be deemed to beneficially own the shares of Common Stock owned directly by WHX CS. Each of HNH, SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by WHX CS. Each of WHX CS, HNH, SPHG Holdings, SPHG, Steel Holding, Steel Excel and Steel Holdings GP is deemed to have shared power to vote and dispose of the shares owned directly by WHX CS. Each of HNH, SPHG Holdings, SPHG, Steel Holdings, Steel Excel and Steel Holdings GP is deemed to have shared power to vote and dispose of the shares owned directly by HNH. Each of SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP is deemed to have shared power to vote and dispose of the shares owned directly by SPHG Holdings. Each of Steel Holdings and Steel Holdings GP is deemed to have shared power to vote and dispose of the shares owned directly by Steel Holdings. Each of SPL and Mr. Lichtenstein is deemed to have shared power to vote and dispose of the shares owned directly by SPL. Each of Messrs. Lichtenstein, Kassan, Howard and Fejes has the sole power to vote all shares he directly owns and has the sole power to dispose all shares (other than unvested restricted shares) he directly owns.
•	Steel Holdings directly owns 7,500,000 shares of Common Stock. Steel Holdings GP may be deemed to beneficially own the shares.
•	Mr. Lichtenstein beneficially owns 3,181,995 shares of Common Stock. Mr. Kassan beneficially owns 178,713 shares of Common Stock. Mr. Howard beneficially owns 1,542,258 shares of Common Stock. Mr. Fejes beneficially owns 362,258 shares of Common Stock. As described above Mr. Lichtenstein may also be deemed to have shared investment and voting power with respect to 60,000 shares owned by SPL, and Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by SPL except to the extent of his pecuniary interest therein.
•	Restricted Stock
o	Each of Messrs. Lichtenstein, Howard and Fejes also hold shares of restricted stock that will automatically vest, in their entirety, on the day the price of the Company’s common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date, subject to his continuous service with the Company from the grant date through the vesting date. Mr. Lichtenstein holds 300,000 shares of such restricted stock, Mr. Howard holds 150,000 shares of such restricted stock, and Mr. Fejes holds 50,000 shares of such restricted stock. Such shares of restricted stock held by each of Messrs. Lichtenstein, Howard and Fejes, are included in the amounts reflected in the table.
18

o	Messrs. Lichtenstein, Howard, Kassan and Fejes each hold an additional 57,803 shares of restricted stock awarded pursuant to the Director Compensation Plan, which provides for automatic annual awards of restricted stock to directors. Such shares of restricted stock vest on January 2, 2020, provided that the recipient remains a director on such vesting date.
(4)	Consists of 224,469 shares of Common Stock owned directly by Mr. Fenton and 57,803 shares of restricted stock awarded pursuant to the Director Compensation Plan that vest on January 2, 2020, provided that Mr. Fenton remains a director on such vesting date.
(5)	Consists of 178,713 shares of Common Stock owned directly by Mr. Kassan and 57,803 shares of restricted stock awarded pursuant to the Director Compensation Plan that vest on January 2, 2020, provided that Mr. Kassan remains a director on such vesting date. Mr. Kassan is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Kassan disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.
(6)	Consists of 46,276 shares of Common Stock owned directly by Mr. Lengyel and 57,803 shares of restricted stock awarded pursuant to the Director Compensation Plan that vest on January 2, 2020, provided that Mr. Lengyel remains a director on such vesting date.
(7)	Consists of 3,181,995 shares of Common Stock owned directly by Mr. Lichtenstein; 300,000 shares of restricted stock that will automatically vest, in their entirety, on the day the price of the Company’s common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date, subject to Mr. Lichtenstein’s continuous service with the Company from the grant date through the vesting date; and 57,803 shares of restricted stock awarded pursuant to the Director Compensation Plan that vest on January 2, 2020, provided that Mr. Lichtenstein remains a director on such vesting date. Does not include 60,000 shares of Common Stock owned directly by SPL. Mr. Lichtenstein is the Chief Executive Officer and a control person of SPL. Accordingly, by virtue of the Mr. Lichtenstein’s relationship with SPL, Mr. Lichtenstein may be deemed to beneficially own the shares of Common Stock of the Company owned directly by SPL. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by SPL except to the extent of his pecuniary interest therein. Mr. Lichtenstein is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.
(8)	Consists of 196,958 shares of Common Stock owned directly by Mr. Wald and 57,803 shares of restricted stock awarded pursuant to the Director Compensation Plan that vest on January 2, 2020, provided that Mr. Wald remains a director on such vesting date.
(9)	Consists of 1,542,258 shares of Common Stock owned directly by Mr. Howard; 150,000 shares of restricted stock that will vest in their entirety, on the day the price of the Company’s common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date, subject to Mr. Howard’s continuous service with the Company from the grant date through the vesting date; and 57,803 shares of restricted stock awarded pursuant to the Director Compensation Plan that vest on January 2, 2020, provided that Mr. Howard remains a director on such vesting date. Mr. Howard is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Howard disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.
19

(10)	Consists of 362,258 shares of Common Stock owned directly by Mr. Fejes; 50,000 shares of restricted stock that will automatically vest, in their entirety, on the day the price of the Company’s common stock shall have closed at $2.50 per share for any five consecutive business days after the grant date, subject to Mr. Fejes’ continuous service with the Company from the grant date through the vesting date; and 57,803 shares of restricted stock awarded pursuant to the Director Compensation Plan that vest on January 2, 2020, provided that Mr. Fejes remains a director on such vesting date. Mr. Fejes is a member of the Section 13(d) group described in Footnote 3 above that owns more than 10% of the Company’s outstanding Common Stock. Mr. Fejes disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.
(11)	Consists of 408,143 shares of Common Stock owned directly by Mr. Henderson, as reported on Form 4 filed by Mr. Henderson on October 9, 2018.
(12)	Consists of: (i) 5,732,927 shares of Common Stock held by Directors and Executive Officers (excluding Mr. Henderson) and Other Executive Officers listed in the table; (ii) 404,621 shares of restricted stock awarded to Directors pursuant to the Director Compensation Plan that vest on January 2, 2020; and (iii) 500,000 shares of restricted stock held by Messrs. Lichtenstein, Howard and Fejes that will automatically vest, in their entirety, on the day the price of the Company’s common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date.

Equity Compensation Plan Information as of July 31, 2019

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2019:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,229,141	$1.08	4,607,046(1)
Equity compensation plans not approved by security holders(2)	—	$—	—
Total	1,229,141	$1.08	4,607,046

(1)	Includes:
•	108,500 shares available for issuance under the Company's Amended and Restated 1995 Employee Stock Purchase Plan, as amended.
•	4,498,546 shares available for issuance under the Company's 2010 Incentive Award Plan, as amended April 12, 2018.
(2)	In March 2002, the Board of Directors adopted the 2002 Non-officer Employee Stock Incentive Plan (the "2002 Plan"), which was adopted without the approval of our security holders. Pursuant to the 2002 Plan, 415,000 shares of common stock were reserved for issuance (subject to adjustment in the event of stock splits and other similar events). In May 2002, the Board of Directors approved an amendment to the 2002 Plan in which the total shares available under the plan were increased to 1,915,000. Under the 2002 Plan, non-statutory stock options or restricted stock awards were granted to the Company's or its subsidiaries' employees, other than those who were also officers or directors, as defined. In connection with the adoption of the 2010 Incentive Award Plan on December 8, 2010, equity awards are no longer granted under the 2002 Plan.

Controlled Company

As a result of the Preferred Stock Transaction, Warrant Repurchase and 2024 Note described below under the sections entitled “Preferred Stock Transaction and Warrant Repurchase,” and “Management by Affiliates of Steel Holdings” and Footnote 3 to the Security Ownership of Certain Beneficial Owners and Management Table above, SPHG Holdings and its affiliates beneficially own approximately 56.3% of our outstanding shares of Common Stock, which includes shares of Common Stock underlying currently convertible Series C Preferred Stock and the 2024 Note. As a result, we are a “controlled company” within the meaning of Rule 5615(c) of the Nasdaq Stock Market Listing Rules. Under the Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including: (i) the requirement that a majority of the Board consist of independent directors; (ii) the requirement that we have director nominees selected or recommended for the Board’s selection, either by a majority vote of only the independent directors or by a nomination committee comprised solely of independent directors, with a written charter or Board resolution addressing the nominations process; and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently rely on some of these exemptions. Although our Audit Committee, Governance Committee and our Compensation Committee consist entirely of independent directors, we do not currently have a majority of independent directors on the Board.

21

-

ITEM 13.— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management by Affiliates of Steel Holdings

As of November 15, 2019, SPHG Holdings and its affiliates, including Steel Holdings, HNH, SPL, beneficially owned approximately 56.3% of our outstanding capital stock, including shares of Series C Preferred Stock and the 2024 Note that vote on an as-converted basis together with our Common Stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below. William T. Fejes, the Chief Operating Officer of Steel Holdings, was appointed to the Board upon the closing of the Preferred Stock Transaction described below.

SPHG Note Transaction

On February 28, 2019, the Company entered into that certain the  7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the 2024 Note) issued to SPHG Holdings (the "SPHG Note Transaction"). As of July 31, 2018, SPHG held $14.9 million principal amount of the Company's 5.25% Convertible Senior Notes. Those Notes matured on March 1, 2019, with a balance due of $65.6 million, including interest to the March 1, 2019 maturity date. The total $65.6 million balance due was paid in full by the Company from available cash on-hand and $14.9 million from the proceeds of the SPHG Note Transaction.

Our Board of Directors established a special committee (the "Special Committee"), consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction including a transaction with SPHG Holdings. The terms and conditions of the SPHG Note Transaction were determined by the Special Committee to be fair and in the best interests of the Company, and the Special Committee recommended that the Board approve the SPHG Note Transaction and the transactions contemplated thereby. See Note 7, "Debt - 7.50% Convertible Senior Note” to Consolidated Financial Statements included in Part II of the Original Form 10-K.

Preferred Stock Transaction and Warrant Repurchase

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the “Preferred Stock Transaction”). The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, which has been filed with the Secretary of State of the State of Delaware. See Note 16, "Stockholders’ Equity – Preferred Stock” to Consolidated Financial Statements included in Part II of the Original Form 10-K.

The Preferred Stock Transaction was approved and recommended to the Board by a Special Committee of the Board. Each member of the Special Committee was independent and not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.

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

Management Services Agreements

On June 14, 2019, the Company entered into a Management Services Agreement (the “2019 Management Services Agreement”) with Steel Services. The 2019 Management Services Agreement is effective as of June 1, 2019. The Management Services Agreement supersedes all prior agreements between the Company and Steel Services, including that certain Management Services Agreement, dated January 1, 2015, between SPH Services, Inc. (“SPH Services”) and the Company, which is described below.

Pursuant to the 2019 Management Services Agreement, Steel Services will provide the Company and its subsidiaries with the non-exclusive services of a person or people to serve in various positions or functions, and perform duties normally associated with those specific or substantially equivalent positions or functions for the Company, including: Legal and Environmental Health & Safety, Finance and Treasury, Human Resources, Lean, Internal Audit, Mergers and Acquisitions, and Information Technology (the “Services”).

The 2019 Management Services Agreement was approved by the Special Committee, which is comprised entirely of independent directors having no affiliation with Steel Services or its affiliates. Upon recommendation of the Special Committee, the 2019 Management Services Agreement was subsequently approved by the full Board on June 13, 2019, with directors affiliated with Steel Services or its affiliates abstaining. In performing the Services, Steel Services will be subject to the supervision and control of the Special Committee and will report to the Special Committee and/or such other person designated by the Special Committee.

The Management Services Agreement provides that the Company will pay Steel Services a fixed monthly fee of $282,800 in consideration of the Services and will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services. Additionally, Steel Services shall, to the extent legally permissible, earn a reasonable success fee to be mutually agreed upon by the parties for any acquisition, divestiture, or financing transaction completed by the Company during the term of the 2019 Management Services Agreement.

The 2019 Management Services Agreement will continue through December 31, 2019 and will automatically renew for successive one (1) year periods (each such period, a “Term”) unless and until terminated (i) by either party, effective on the last day of the current Term, upon not less than ninety days prior written notice to the other; (ii) by the Company, at any time, on less than ninety days-notice; provided that, in the case of (i) or (ii) the Company pays a termination fee to Steel Services as provided in the Management Services Agreement, which fee shall equal 125% of the fees due under the Management Services Agreement from and including the termination date until the 90th day following the date of such termination; (iii) immediately upon the bankruptcy or dissolution of Steel Services; (iv) promptly by the Company upon a material breach of the 2019 Management Services Agreement by Steel Services; or (iv) immediately by the Company for Cause (as defined in the Management Services Agreement).

On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC ("SP Corporate"), effective as of January 1, 2015 (as amended, the "2015 Management Services Agreement"). SP Corporate is an indirect wholly owned subsidiary of Steel Holdings and is a related party. Pursuant to this agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers, and other corporate services. The Related Party Transactions Committee, a special committee of the Board comprised entirely of independent directors having no affiliation with SP Corporate or its affiliates, approved the entry into the 2015 Management Services Agreement, and the first two amendments to the 2015 Management Services Agreement. The Audit Committee approved the Third Amendment to the 2015 Management Services Agreement.

Total expenses incurred related to the 2015 Management Services Agreement and the 2019 Management Services Agreement for the twelve months ended July 31, 2019 and 2018 were $1.8 million and $1.9 million, respectively. As of July 31, 2019 and 2018, amounts due to SP Corporate and Steel Services were $0.5 million and $0.2 million, respectively.

Restricted Stock Grants

On December 15, 2017, the Board, upon the recommendation of the Special Committee and the Compensation Committee, approved restricted stock grants and market performance based restricted stock grants to non-employee directors Messrs. Howard, Fejes and Lichtenstein, the Executive Chairman of the Board, as more fully described above in “ITEM 11. - EXECUTIVE COMPENSATION - DIRECTOR COMPENSATION – December 15 Awards.” Messrs. Howard and Lichtenstein are affiliated with Steel Holdings GP, which is a wholly-owned subsidiary of Steel Holdings. Mr. Fejes is currently affiliated with Steel Services, an indirect wholly owned subsidiary of Steel Holdings. These awards were measured based on the fair market value on the grant date.

Air Travel

During twelve months ended July 31, 2018, the Company reimbursed SP General Service, LLC, a wholly owned subsidiary of SPL, for air travel in the amount of $0.5 million, which was primarily related to the acquisition of IWCO and its integration.

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

A “related-party transaction” is a transaction that meets the minimum threshold for disclosure under the relevant SEC rules (generally, transactions involving amounts exceeding the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, in which a “related person” or entity has a direct or indirect material interest). “Related persons” include the Company’s executive officers, directors, nominees for directors, 5% or more beneficial owners of our Common Stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest.

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

ITEM 14.— PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services and other services rendered by the Company’s independent registered public accountants for the fiscal years ended July 31, 2019 and 2018:

Fee Category	Fiscal 2019 Fees	Fiscal 2018 Fees
Audit Fees(1)	$3,384,893	$3,389,040
Audit-Related Fees(2)	44,940	264,392
Tax Fees(3)	0	61,142
All Other Fees	0	0
Total Fees	$3,429,833	$3,714,574

(1)	Audit Fees. Audit fees for Fiscal 2019 and Fiscal 2018 consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements, and costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-Related Fees. Audit-related fees for Fiscal 2019 and Fiscal 2018 consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” Those audit-related services for Fiscal 2019 include an audit of an employee benefit plan and due diligence services. Fees for Fiscal 2018 also include an employee benefit plan audit and due diligence fees related to the IWCO Acquisition.
(3)	Tax Fees. Tax fees for Fiscal 2018 consist of professional services for state and local tax compliance services.

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit services to be provided by the Company’s independent registered public accounting firm or other firms, and all non-audit services to be provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During Fiscal 2019 and Fiscal 2018, all services rendered by BDO USA, LLP to the Company were pre-approved by the Audit Committee.

PART IV

ITEM 15.— EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(a) 2. Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(a) 3. Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished, or incorporated by reference in this report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated December 15, 2017, by and among ModusLink Global Solutions, Inc., MLGS Merger Company, Inc., IWCO Direct Holdings Inc., CSC Shareholder Services, LLC (solely in its capacity as representative), and the stockholders of IWCO Direct Holdings Inc. is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017. Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.
3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 26, 2008.
3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., filed with the Secretary of State of the State of Delaware on October 18, 2011 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2011.
3.3	Fourth Amended and Restated Bylaws of ModusLink Global Solutions, Inc., as currently in effect, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014.
3.4	Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013.
3.5	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.
3.6	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Reverse Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Forward Split), filed with the Secretary of State of the State of Delaware on January 16, 2015, is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.
3.8	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ModusLink Global Solutions, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2017, is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.
3.9	Certificate of Designation of Rights, Preferences and Privileges of Series D Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on January 19, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

3.10	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on February 20, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2018.
3.11	Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2018, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2018.
4.1	Specimen stock certificate representing the Registrant’s Common Stock, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.
4.2**	Description of Registrant's Securities.
4.3	Tax Benefits Preservation Plan, dated as of January 19, 2018, by and between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.
4.4	Form of 7.50% Convertible Senior Note due 2024 issued by Steel Connect, Inc. to SPH Group Holdings LLC., is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2019.
10.1*	Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No. 1 and Amendment No. 2 thereto, is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001.
10.2*	Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006.
10.3*	Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.
10.4*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009.
10.5*	2002 Non-Officer Employee Stock Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002.
10.6*	Amendment No. 1 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2002.
10.7*	Amendment No. 2 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated July 23, 2007.
10.8*	Amendment No. 3 to 2002 Non-Officer Employee Stock Incentive Plan is incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

10.9*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005.
10.10*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.
10.11*	Amendment No. 2 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.
10.12*	Amendment No. 3 to ModusLink Global Solutions, Inc. 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011.
10.13*	Form of Non-Statutory Stock Option Agreement for usage under the Registrant’s 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.
10.14*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.
10.15*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.
10.16*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.
10.17*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.
10.18*	ModusLink Global Solutions, Inc. Fourth Amended and Restated Director Compensation Plan, dated as of December 20, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016.
10.19*	Form of Director Indemnification Agreement (executed by the Registrant and each member of the Board of Directors) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 1998.
10.20*	Form of Indemnification Agreement (executed by the Registrant and each member of the Executive Officers) dated December 17, 2008 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009.
10.21	Amended and Restated Credit Agreement, dated as of February 1, 2010, by and among the Registrant, certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

10.22	First Amendment to Amended and Restated Credit Agreement, dated as of March 10, 2011, and effective as of January 31, 2011, by and among the Registrant and certain of its subsidiaries, Bank of America, N.A., Silicon Valley Bank and HSBC Business Credit (USA) Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the fiscal quarter ended July 31, 2011.
10.23	Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.
10.24	Settlement Agreement, dated February 11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.
10.25	Amendment No. 1 to Settlement Agreement, dated January 5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.
10.26*	ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.
10.27*	ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.
10.28	Form of 5.25% Convertible Senior Note due 2019, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 18, 2014.
10.29	Credit Agreement by and among ModusLink Corporation and ModusLink PTS, Inc., certain subsidiaries thereof, and PNC Bank, National Association, dated as of June 30, 2014, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2014.
10.30*	Management Services Agreement, dated as of January 1, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2014.
10.31*	Amendment to Management Services Agreement, dated as of June 29, 2015, by and between SP Corporate Services LLC and ModusLink Global Solutions, Inc., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 1, 2015.
10.32*	Second Amendment to Management Services Agreement, dated as of March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on March 11, 2016.
10.33*	ModusLink Global Solutions, Inc. FY 2015 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.

10.34*	ModusLink Global Solutions, Inc. FY 2015 Performance Based Restricted Stock Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.
10.35*	Transfer Agreement, dated March 10, 2016, by and between SPH Services, Inc. and ModusLink Global Solutions, Inc. is incorporated is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016.
10.36*	Offer Letter, dated April 13, 2016, by and among ModusLink Global Solutions, Inc., ModusLink Corporation and James R. Henderson, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed April 18, 2016.
10.37*	Offer Letter, dated June 17, 2016, by and among the Company and Louis J. Belardi is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 20, 2016.
10.38	Third Amendment to Management Services Agreement, effective as of September 1, 2017, by and between Steel Services Ltd. and ModusLink Global Solutions, Inc. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 29, 2017.
10.39*	ModusLink Global Solutions, Inc. FY 2018 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on October 16, 2017.
10.40*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2017.
10.41	Sale and Purchase Agreement, dated October 5, 2017, between ModusLink Pte. Ltd. and Far East Group Limited, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on March 15, 2018.
10.42	Financing Agreement dated as of December 15, 2017, by and among IWCO Direct Holdings Inc., MLGS Merger Company, Inc., Instant Web, LLC, certain subsidiaries of IWCO Direct Holdings Inc. identified on the signature pages thereto, the lenders from time to time party hereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.
10.43	Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.
10.44	Waiver and Amendment No. 1 to Financing Agreement, dated as of May 9, 2018, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2018.
10.45*	Steel Connect, Inc. 2010 Incentive Award Plan, as amended, April 12, 2018, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 18, 2018.

10.46*	Form of Award Agreement Granted Under 2010 Incentive Award Plan between the Company and each of Messrs. Lichtenstein, Howard and Fejes during the second quarter of the 2018 fiscal year, is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K filed on December 4, 2018.
10.47*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan entered into in connection with annual awards of restricted stock to directors pursuant to the Fourth Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed on December 4, 2018.
10.48	Form of 7.50% Convertible Senior Note due 2024 issued by Steel Connect, Inc. to SPH Group Holdings LLC., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2019.
10.49*	Retention Agreement, dated February 25, 2019 (effective March 1, 2019) between Steel Connect, Inc. and Louis J. Belardi, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 5, 2019.
10.50	Second Amendment to Revolving Credit and Security Agreement, dated as of April 30, 2019, by and among ModusLink Corporation, ModusLink PTS, Inc., Modus Media International Documentation Services (Ireland), Limited, Modus Media International (Ireland) Limited, SalesLink Mexico Holding Corp., Sol Holdings, Inc., and PNC Bank, National Association, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2019.
10.51++	Management Services Agreement, dated as of June 1, 2019, between Steel Services Ltd. and Steel Connect, Inc.
10.52*/**	Continuance of Severance Agreement, dated as of May 8, 2017, between Joseph Sherk and ModusLink Global Solutions, Inc.
21	Subsidiaries of the Registrant.
23.1	Consent of BDO USA, LLP.
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2019).
31.2	Certification of the Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2019).
31.3**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4**	Certification of the Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2019).
32.2	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2019).
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Consolidated Balance Sheet as of July 31, 2019, (ii) Audited Consolidated Statement of Operations for the Twelve Months ended July 31, 2019, (iii) Audited Consolidated Statement of Cash Flows for the Twelve Months ended July 31, 2019 and (iv) Notes to Audited Consolidated Financial Statements (filed with the initial filing of the Annual Report on Form 10-K for the year ended July 31, 2019).

____________________

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.
**	Filed herewith.
‡	Furnished herewith.
++	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K. Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 26, 2019

STEEL CONNECT, INC.

By:	/s/ Warren G. Lichtenstein
Warren G. Lichtenstein
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Warren G. Lichtenstein
Warren G. Lichtenstein	Interim Chief Executive Officer (Principal Executive Officer), Executive Chairman of the Board and Director	November 26, 2019

/s/ Joseph B. Sherk
Joseph B. Sherk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 26, 2019

/s/ *
Jeffrey J. Fenton	Director	November 26, 2019

/s/ Glen M. Kassan
Glen M. Kassan	Director	November 26, 2019

/s/ *
Philip E. Lengyel	Director	November 26, 2019

/s/ *
Jeffrey S. Wald	Director	November 26, 2019

/s/ *
Jack L. Howard	Director	November 26, 2019

/s/ *
William T. Fejes, Jr.	Director	November 26, 2019

*By /s/ Glen M. Kassan

Glen M. Kassan, Attorney-in-fact

