Form 10-Q
period 2019-10-31
Steel Connect, Inc.
filed 2019-12-10
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
(781) 663-5000
(Registrant's telephone number, including area code)
(Former name or former address, if changed since last report)
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

As of December 1, 2019, there were 61,810,253 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	October 31, 2019	July 31, 2019
ASSETS
Cash and cash equivalents	$41,214	$32,548
Accounts receivable, trade, net of allowance for doubtful accounts of $1,306 and $1,804 at October 31, 2019 and July 31, 2019, respectively	113,817	112,141
Inventories, net	25,810	23,674
Funds held for clients	17,166	13,516
Prepaid expenses and other current assets	34,845	31,445
Total current assets	232,852	213,324
Property and equipment, net	89,645	91,268
Goodwill	257,128	257,128
Other intangible assets, net	155,241	162,518
Other assets	62,648	7,325
Total assets	$797,514	$731,563
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$95,091	$85,898
Accrued expenses	108,354	112,658
Funds held for clients	17,166	13,516
Current portion of long-term debt	5,732	5,732
Other current liabilities	49,032	39,046
Total current liabilities	275,375	256,850
Convertible Note payable	7,852	7,432
Long-term debt, excluding current portion	367,072	368,505
Other long-term liabilities	54,891	10,898
Total long-term liabilities	429,815	386,835
Total liabilities	705,190	643,685
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at October 31, 2019 and July 31, 2019	35,187	35,186
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at October 31, 2019 and July 31, 2019; zero shares issued and outstanding at October 31, 2019 and July 31, 2019	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 61,810,253 issued and outstanding shares at October 31, 2019; 61,805,856 issued and outstanding shares at July 31, 2019	618	618
Additional paid-in capital	7,477,505	7,477,327
Accumulated deficit	(7,422,031)	(7,426,287)
Accumulated other comprehensive income	1,045	1,034
Total stockholders' equity	57,137	52,692
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$797,514	$731,563
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2019	2018
Net revenue	$225,153	$215,133
Cost of revenue	180,907	176,933
Gross profit	44,246	38,200
Operating expenses:
Selling, general and administrative	22,227	26,565
Amortization of intangible assets	7,277	8,099
Total operating expenses	29,504	34,664
Operating income	14,742	3,536
Other income (expense):
Interest income	16	323
Interest expense	(9,169)	(11,057)
Other gains, net	558	944
Total other expense	(8,595)	(9,790)
Income (loss) before income taxes	6,147	(6,254)
Income tax expense	1,355	1,131
Gains on investments in affiliates, net of tax	—	(20)
Net income (loss)	4,792	(7,365)
Less: Preferred dividends on redeemable preferred stock	(536)	(536)
Net income (loss) attributable to common stockholders	$4,256	$(7,901)

Basic net earnings (loss) per share attributable to common stockholders	$0.07	$(0.13)
Diluted net earnings (loss) per share attributable to common stockholders	$0.06	$(0.13)
Weighted average common shares used in:
Basic earnings (loss) per share	61,401	60,712
Diluted earnings (loss) per share	86,006	60,712
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2019	2018
Net income (loss)	$4,792	$(7,365)
Other comprehensive income (loss):
Foreign currency translation adjustment	13	(1,622)
Net unrealized holding loss on securities, net of tax	—	(15)
Pension liability adjustments, net of tax	(2)	405
Other comprehensive income (loss)	11	(1,232)
Comprehensive income (loss)	$4,803	$(8,597)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2019	61,805,856	$618	$7,477,327	$(7,426,287)	$1,034	$52,692
Net income	—	—	—	4,792	—	4,792
Preferred dividends	—	—	—	(536)	—	(536)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	4,397	—	2	—	—	2
Share-based compensation	—	—	176	—	—	176
Other comprehensive items	—	—	—	—	11	11
Balance at October 31, 2019	61,810,253	$618	$7,477,505	$(7,422,031)	$1,045	$57,137

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2018	60,742,859	$608	$7,467,855	$(7,363,569)	$2,734	$107,628
Net loss	—	—	—	(7,365)	—	(7,365)
Effect of adoption of accounting standards	—	—	—	6,138	—	6,138
Preferred dividends	—	—	—	(536)	—	(536)
Issuance of common stock pursuant to employee stock purchase plan and stock option exercises	3,107	—	6	—	—	6
Restricted stock grants	640,922	6	(6)	—	—	—
Share-based compensation	—	—	792	—	—	792
Other comprehensive items	—	—	—	—	(1,232)	(1,232)
Balance at October 31, 2018	61,386,888	$614	$7,468,647	$(7,365,332)	$1,502	$105,431
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,792	$(7,365)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,589	5,533
Amortization of intangible assets	7,277	8,099
Amortization of deferred financing costs	68	247
Accretion of debt discount	409	1,051
Share-based compensation	176	792
Other gains, net	(558)	(944)
Gains on investments in affiliates	—	(20)
Changes in operating assets and liabilities
Accounts receivable, net	(1,564)	(17,558)
Inventories, net	(2,165)	(3,815)
Prepaid expenses and other current assets	(3,342)	2,781
Accounts payable and accrued expenses	4,625	11,301
Refundable and accrued income taxes, net	639	(442)
Other assets and liabilities	6,464	2,873
Net cash provided by operating activities	22,410	2,533
Cash flows from investing activities:
Additions to property and equipment	(4,072)	(4,006)
Proceeds from the disposition of property and equipment	—	14
Proceeds from investments in affiliates	—	20
Net cash used in investing activities	(4,072)	(3,972)
Cash flows from financing activities:
Payments towards revolving line of credit, net	(4,000)	—
Payment of long-term debt	(1,500)	(1,500)
Payment of preferred dividends	(536)	(536)
Purchase of the Company's Convertible Notes	—	(3,700)
Repayments on capital lease obligations	(33)	(148)
Proceeds from issuance of common stock	6	6
Net cash used in financing activities	(6,063)	(5,878)
Net effect of exchange rate changes on cash, cash equivalents, and restricted cash	41	(358)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,316	(7,675)
Cash, cash equivalents, and restricted cash, beginning of period	46,064	103,826
Cash, cash equivalents, and restricted cash, end of period	$58,380	$96,151

Cash and cash equivalents, end of period	$41,214	$83,366
Funds held for clients, end of period	17,166	12,785
Cash, cash equivalents, and restricted cash, end of period	$58,380	$96,151
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	NATURE OF OPERATIONS
Steel Connect, Inc. (the "Company") together with its consolidated subsidiaries, operates through its wholly owned subsidiaries, ModusLink Corporation ("ModusLink" or "Supply Chain") and IWCO Direct Holdings, Inc. ("IWCO Direct" or "IWCO").
ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail. ModusLink designs and executes elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. The Company also produces and licenses an entitlement management solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products.
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
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include cash and cash equivalents, a credit agreement with PNC Bank, National Association ("PNC Bank"), the possible securitization of European and domestic trade receivables, the revolving credit facility and cash, if any, provided by operating activities. The Company's estimate as to how long it expects its existing cash to be able to continue to fund its operations is based on assumptions that may prove to be inaccurate, and it could require capital resources sooner than currently expected, which the Company believes it will have access to.
At October 31, 2019 and July 31, 2019, the Company had cash and cash equivalents of $41.2 million and $32.5 million, respectively. As of October 31, 2019, the Company had working capital deficit of $(42.5) million, which was primarily driven by the Company's lease liabilities, accrued pricing liabilities which the Company believes will not require a cash outlay in the next twelve months and the additional liabilities assumed because of the acquisition of IWCO Direct (the "IWCO Acquisition"). At October 31, 2019, the Company had a readily available borrowing capacity under its revolving credit and security agreement with PNC Bank of $7.2 million. The term of the PNC Bank credit facility expires on December 31, 2019. At October 31, 2019, IWCO had a readily available borrowing capacity under its revolving facility of $23.0 million. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.

(2)	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2019, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2019. The results for the three months ended October 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the three months ended October 31, 2019, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
During the three months ended October 31, 2019, the Company recorded a $6.4 million adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities. Had this correction been recorded for the twelve months ended July 31, 2019, the Company's selling, general and administrative expenses and net loss for that period would have been reduced to $137.7 million and $60.3 million, respectively. The Company's accrued expenses as of July 31, 2019 would have been reduced to $106.3 million.

(3)	RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which supersedes the previous guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets (through right-of-use ("ROU") assets and lease liabilities). The Company adopted the provisions of Topic 842 on August 1, 2019, using the modified retrospective approach and the option presented under ASU 2018-11 to transition only active leases as of the August 1, 2019 adoption date, with a cumulative effect adjustment recorded as of that date. All comparative periods prior to August 1, 2019 retain the financial reporting and disclosure requirements of Topic 840.
The Company elected to utilize the transition package of practical expedients permitted under Topic 842, which, among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company made an accounting policy election to exempt short-term leases (with an initial term of 12 months or less) from the provisions of Topic 842, which resulted in recognition of the related lease payments on a straight-line basis over the lease term, consistent with prior treatment under Topic 840. The Company did not elect the "hindsight" practical expedient when determining the lease terms under Topic 842.
Adoption of Topic 842 resulted in the recording of ROU operating lease assets and corresponding operating lease liabilities of $51.1 million and $53.1 million, respectively, as of August 1, 2019. The difference between the ROU assets and the lease liabilities represents the existing deferred rent balance (under Topic 840), which was reduced to zero, net of prepaids, upon adoption of Topic 842 on August 1, 2019. The adoption of Topic 842 did not materially impact the Company's net earnings and had no impact on its cash flows. The Company's current lease arrangements expire through 2030.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This new standard was created to simplify the accounting for share-based payments to nonemployees. This standard provides guidance on how to account for share-based payment transactions with nonemployees in which a grantor acquires goods or services to be used or consumed in the grantor's own operations by issuing share-based payment awards. The amendments in ASU 2018-07 are effective for the Company's 2020 fiscal year. The adoption of the accounting standard did not have a material impact on the Company's financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The amendments in ASU 2018-13 are effective for the Company's fiscal year 2021, except that the standard permits an entity to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until the effective date. Because ASU 2018-13 affects disclosure only, the Company does not expect that the full adoption of this standard will have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension and other post-retirement plans. The amendments in ASU 2018-14 are effective for the Company's fiscal year 2022. Because ASU 2018-14 affects disclosure only, the Company does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in ASU 2018-15 are effective for the Company's fiscal year 2021. The Company is currently evaluating the potential impact of this new guidance.

(4)	INVENTORIES
Inventories, net consisted of the following:

	October 31, 2019	July 31, 2019
	(In thousands)
Raw materials	$22,470	$21,322
Work-in-process	768	587
Finished goods	2,572	1,765
	$25,810	$23,674
Inventories are stated at the lower of cost or net realizable value. Cost is determined by both moving averages and the first-in, first-out methods. We continuously monitor inventory balances and record inventory provisions for any excess of the cost of the inventory over its estimated net realizable value. We also monitor inventory balances for obsolescence and excess quantities as compared to projected demands. Our inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, contractual provisions with our clients, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of our inventories, we use the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology and client requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts. Materials that ModusLink typically procures on behalf of its clients that are included in inventory include materials such as compact discs, printed materials, manuals, labels, hardware accessories, hard disk drives, phone chassis, consumer packaging, shipping boxes and labels, power cords and cables for client-owned electronic devices. IWCO's inventory consists primarily of raw material (paper) used to produce direct mail packages and work-in-process; finished goods are generally not a significant element of the inventory as they are generally mailed after the production and sorting process.

(5)	GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill of $257.1 million as of October 31, 2019 relates to the Company's Direct Marketing reporting unit. The Company conducts its goodwill impairment test on June 30, of each fiscal year. In addition, if and when events or circumstances change that could reduce the fair value of any of its reporting units below its carrying value, an interim test is performed. In making this assessment, the Company relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There were no indicators of impairment identified related to the Company's Direct Marketing reporting unit during the three months ended October 31, 2019.
Other intangible assets, net, as of October 31, 2019, include trademarks and tradenames with a carrying balance of $7.7 million and customer relationships of $147.5 million. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 years estimated useful life. The customer relationship intangible asset is being amortized on a double-declining basis over an estimated useful life of 15 years. Intangible assets deemed to have finite lives are amortized over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to its future cash flows. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. For amortizable intangible assets, impairment exists when the carrying amount of the intangible asset exceeds its fair value. At least annually, the remaining useful life is evaluated.

(6)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	October 31, 2019	July 31, 2019
	(In thousands)
Accrued taxes	$53,601	$59,057
Accrued compensation	27,572	22,584
Accrued interest	187	467
Accrued audit, tax and legal	2,710	3,148
Accrued contract labor	1,453	1,650
Accrued worker's compensation	4,670	4,549
Accrued other	18,161	21,203
	$108,354	$112,658

	October 31, 2019	July 31, 2019
	(In thousands)
Accrued pricing liabilities	$14,309	$14,309
Customer postage deposits	13,578	11,816
Revolving credit facility	2,000	6,000
Lease liabilities	12,596	127
Other	6,549	6,794
	$49,032	$39,046
As of October 31, 2019 and July 31, 2019, the Company had accrued taxes of $53.6 million and $59.1 million, respectively, which reflected the Company's estimate for certain tax related liabilities. During the three months ended October 31, 2019, the Company recorded a $6.4 million adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities. As of both October 31, 2019 and July 31, 2019, the Company had accrued pricing liabilities of approximately $14.3 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at October 31, 2019 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(7)	LEASES
The Company has operating and finance leases for office space, office equipment, warehouse space and automobiles. The leases have remaining terms of 1 to 11 years, some of which include options to extend or terminate the leases. However, management has determined that it not reasonably certain that the Company will exercise its options to renew or terminate the leases, and therefore the renewal and termination options are not included in the lease term or the resulting operating ROU asset and operating lease liability balances. The Company's current lease arrangements expire from 2019 through 2030.
The Company's lease population does not include any residual value guarantees, and therefore none were considered in the calculation of the operating ROU and operating lease liability balances. The Company has leases that contain variable payments, most commonly in the form of common area maintenance charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the operating ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments.

For leases with terms greater than 12 months, the Company records the related operating ROU assets and operating lease liabilities at the present value of lease payments over the lease terms. For leases with an initial term of 12 months or less (with purchase options or extension options that are not reasonably certain to be exercised), the Company does not record them on the balance sheet, but instead recognizes lease expense on a straight-line basis over the terms of the leases.
As of October 31, 2019, $55.1 million of ROU assets, $12.4 million of current lease obligations and $45.3 million of long-term lease obligations were recorded as a component of other assets, other current liabilities and other long-term liabilities, respectively, on the Company's condensed consolidated balance sheets.
Lease cost

The Company's lease cost was comprised of the following components for the three months ended October 31, 2019:

Three Months Ended October 31, 2019
(In thousands)
Operating lease cost	$4,816
Short-term lease expense	226
Variable lease cost	40
Amortization of finance lease assets	18
Interest on finance lease liabilities	4
$5,104
Lease commitments

The Company's future minimum lease payments required under operating and finance leases that have commenced as of October 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$14,235	$127
2021	14,456	134
2022	11,154	95
2023	6,869	38
2024	5,298	—
Thereafter	22,416	—
Total lease payments	74,428	394
Less: imputed interest	17,007	28
Present value of lease payments	57,421	366
Less: current maturities of lease obligations	12,311	132
Long-term lease obligations	$45,110	$234
As of October 31, 2019, the Company had additional operating leases primarily for additional office space, which have not yet commenced, with lease liabilities totaling $3.5 million.
In order to calculate the operating ROU asset and operating lease liability for a lease, Topic 842 requires that a lessee apply a discount rate equal to the rate implicit in the lease whenever that rate is readily determinable. The Company's lease agreements do not provide a readily determinable implicit rate, nor is the rate available to the Company from its lessors. Therefore, we use an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.
Additional lease information
Additional information related to the Company's leases as of October 31, 2019 was as follows:

Weighted average remaining lease term:
Operating leases	6.9	years
Finance leases	2.8	years

Weighted average discount rate:
Operating leases		4.4%
Finance leases		4.5%
Supplemental cash flow information
Supplemental cash flow information related to the Company's leases during the three months ended October 31, 2019 was as follows (in thousands):

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,372
Operating cash flows from finance leases	$4
Financing cash flows from finance leases	$35

(8)	DEBT
PNC Bank Credit Facility
On June 30, 2014, two direct and wholly owned subsidiaries of the Company (the "Borrowers") and certain subsidiaries of the Borrowers acting as guarantors (the "Guarantors"), entered into a Revolving Credit and Security Agreement (the "Credit Agreement"), as borrowers and guarantors, with PNC Bank, as a lender and as agent for the lenders ("Agent").
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
The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes and prepayments of certain indebtedness. The Credit

Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. At October 31, 2019, the Company had a readily available borrowing capacity under the Credit Agreement of $7.2 million. As of October 31, 2019 and July 31, 2019, the Company did not have any balance outstanding on the Credit Agreement.
Cerberus Credit Facility
On December 15, 2017, MLGS Merger Company, Inc., a wholly owned subsidiary of the Company ("MLGS"), entered into a Financing Agreement (the "Financing Agreement"), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the IWCO Acquisition, Borrower became the borrower under the Financing Agreement.
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
The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. At October 31, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $23.0 million. As of October 31, 2019 and July 31, 2019, the balance outstanding on the Revolving Facility was $2.0 million and $6.0 million, respectively. As of October 31, 2019 and July 31, 2019, the principal amount outstanding on the Term Loan was $373.6 million and $375.1 million, respectively. As of October 31, 2019 and July 31, 2019, the current and long-term net carrying value of the Term Loan was $372.8 million and $374.2 million, respectively.

	October 31, 2019	July 31, 2019
	(In thousands)
Principal amount outstanding on the Term Loan	$373,625	$375,125
Unamortized debt issuance costs	(821)	(888)
Net carrying value of the Term Loan	$372,804	$374,237
7.50% Convertible Senior Note

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note")(the "SPHG Note Transaction"). The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024 (the "SPHG Note Maturity Date"), unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date.
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
SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note.
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

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the SPHG Note and bifurcated the conversion option associated with the SPHG Note from the host debt instrument and recorded the conversion option of $8.2 million in stockholders' equity. The initial value of the equity component, which reflected the equity conversion feature, was equal to the initial debt discount. The resulting debt discount on the SPHG Note is being accreted to interest expense at the effective interest rate over the estimated life of the SPHG Note. The equity component is included in the additional paid-in capital portion of stockholders' equity on the Company's condensed consolidated balance sheets. In addition, the debt issuance costs were not material. As of October 31, 2019, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of October 31, 2019, the remaining period over which the unamortized discount will be amortized is 52 months. As of October 31, 2019 and July 31, 2019, the net carrying value of the SPHG Note was $7.9 million and $7.4 million, respectively.

	October 31, 2019	July 31, 2019
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(7,088)	(7,508)
Net carrying amount	$7,852	$7,432

During the three months ended October 31, 2019, the Company recognized interest expense associated with the SPHG Note of $0.7 million, which includes amortization of debt accretion.

Three Months Ended October 31, 2019
(In thousands)
Interest expense related to contractual interest coupon	$280
Interest expense related to accretion of the discount	409
$689
The effective interest rate on the SPHG Note, including accretion of the discount, is 18.47%. The SPHG Note bears interest at 7.50%.

(9)	CONTINGENCIES
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company's Board of Directors, Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Partners Holdings L.P. ("Steel Holdings"), Steel Partners, L.P., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. Discovery is proceeding. We are unable at this time to provide a calculation of potential damages or litigation loss that is probable or estimable. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, continues to deny liability and intends to defend this litigation vigorously.

(10)	STOCKHOLDERS' EQUITY
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
The Preferred Stock Transaction was approved and recommended to the Board by the Special Committee consisting of independent directors not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.

(11)	REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues disaggregated by major good or service line, timing of revenue recognition and sales channel. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended October 31, 2019			Three Months Ended October 31, 2018
	Supply Chain	Direct Marketing	Consolidated Total	Supply Chain	Direct Marketing	Consolidated Total
	(In thousands)			(In thousands)
Major Goods/Service Lines
Supply chain management services	$91,705	$—	$91,705	$86,626	$—	$86,626
Marketing solutions offerings	—	133,003	133,003	—	128,094	128,094
Other	445	—	445	413	—	413
	$92,150	$133,003	$225,153	$87,039	$128,094	$215,133
Timing of Revenue Recognition
Goods transferred over time	$—	$133,003	$133,003	$—	$128,094	$128,094
Services transferred over time	92,150	—	92,150	87,039	—	87,039
	$92,150	$133,003	$225,153	$87,039	$128,094	$215,133
Total Revenue
Revenue from contracts with customers	$92,150	$133,003	$225,153	$87,039	$128,094	$215,133
	$92,150	$133,003	$225,153	$87,039	$128,094	$215,133
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

•
Contract asset when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company notes that its contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the Company's condensed consolidated balance sheets.

•
Deferred revenue when cash payments are received or due in advance of performance. Deferred revenue is primarily comprised of fees related to supply chain management services, cloud-based software subscriptions and software maintenance and support service contracts, which are generally billed in advance. Deferred revenue also includes other offerings for which we have been paid in advance and earn the revenue when we transfer control of the product or service. The deferred revenue balance is classified as a component of other current liabilities and other long-term liabilities on the Company's condensed consolidated balance sheets.

As of October 31, 2019 and July 31, 2019, the accounts receivable, trade, net, balance was $113.8 million and $112.1 million, respectively. As of October 31, 2019 and July 31, 2019, the contract asset balance was $23.8 million and $21.5 million, respectively, which was recorded as a component of prepaid expenses and other current assets. Contract assets are classified as accounts receivable, trade, upon billing to the customer where such amounts become unconditional. As of October 31, 2019, current and long-term deferred revenue was $3.3 million and $0.1 million, respectively. As of July 31, 2019, current and long-term deferred revenue was $2.9 million and $0.1 million, respectively.
Remaining Performance Obligations
Remaining Performance Obligations are comprised of deferred revenue. As of October 31, 2019, the aggregate amount of Remaining Performance Obligations was $3.4 million.
Changes in deferred revenue during the three months ended October 31, 2019, were as follows:

Three Months Ended October 31, 2019
(In thousands)
Balance at beginning of period	$3,029
Deferral of revenue	1,216
Recognition of deferred amounts upon satisfaction of performance obligation	(855)
Balance at end of period	$3,390
We expect to recognize approximately $3.3 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

(12)	INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2019, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of October 31, 2019, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.5 million. As of July 31, 2019, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.4 million.
Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the provision of income taxes line of the condensed consolidated statements of operations. As of October 31, 2019 and July 31, 2019, the liabilities for interest expense related to uncertain tax positions were $0.3 million and $0.2 million, respectively. The Company has accrued $0.2 million for penalties related to income tax positions. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2013 through July 31, 2019. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2009 through 2017 tax years remain subject to examination in most locations, while the Company's 2005 through 2017 tax years remain subject to examination in most Asia locations.
Net Operating Loss
The Company has certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes (collectively, the "Tax Benefits"). The Company's ability to use these Tax Benefits could be substantially limited if it were to experience an "ownership change," as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if there is a greater than 50-percentage point change in ownership of securities by stockholders owning (or deemed to own under Section 382 of the Code) five percent or more of a corporation's securities over a rolling three-year period.
Tax Benefits Preservation Plan
On March 6, 2018, the Board, subject to approval by the Company's stockholders, approved an amendment to the Company's Restated Certificate of Incorporation designed to protect the tax benefits of the Company's net operating loss carryforwards by preventing certain transfers of our securities that could result in an "ownership change" (as defined under Section 382 of the Code) (the "Protective Amendment" or "Tax Plan"). The Protective Amendment was approved and adopted by the Company's stockholders at the 2017 Meeting and was filed with the Secretary of State of the State of Delaware on April 12, 2018.
The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $150.6 million, respectively, as of October 31, 2019. The Company's ability to use its Tax Benefits would be substantially limited if the Company undergoes an "ownership change" (within the meaning of Section 382 of the Internal Revenue Code). The Tax Plan is intended to prevent an "ownership change" of the Company that would impair the Company ability to utilize its Tax Benefits.
As part of the Tax Plan, the Board declared a dividend of one right (a "Right") for each share of Common Stock then outstanding. The dividend was payable to holders of record as of the close of business on January 29, 2018. Any shares of Common Stock issued after January 29, 2018, will be issued together with the Rights. Each Right initially represents the right to purchase one one-thousandth of a share of newly created Series D Junior Participating Preferred Stock.
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
The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m. on the date that the votes of the stockholders of the Company with respect to the Company's next annual meeting or special meeting of stockholders are certified (which date will be no later than January 18, 2019 - the annual meeting or special meeting of stockholders did not take place prior to this date ), unless the continuation of the Tax Plan is approved by the affirmative vote of the majority of shares of Common Stock present at such meeting of stockholders (in which case clause (ii) will govern); (ii) 11:59 p.m., on January 18,

2021; (iii) the time at which the Rights are redeemed or exchanged as provided in the Tax Plan; and (iv) the time at which the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of Tax Benefits.

(13)	EARNINGS (LOSS) PER SHARE
The following table reconciles earnings (loss) per share for the three months ended October 31, 2019 and 2018:

	Three Months Ended October 31,
	2019	2018
	(In thousands, except per share data)
Net income (loss)	$4,792	$(7,365)
Less: Preferred dividends on redeemable preferred stock	(536)	(536)
Net income (loss) attributable to common stockholders	4,256	(7,901)
Effect of dilutive securities:
7.50% Convertible Senior Note	592	—
Redeemable preferred stock	536	—
Net income (loss) attributable to common stockholders after assumed conversions	$5,384	$(7,901)
Weighted average common shares outstanding	61,401	60,712
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible note and convertible preferred stock	24,605	—
Weighted average number of common and potential common shares	86,006	60,712
Basic earnings (loss) per share attributable to common stockholders	$0.07	$(0.13)
Diluted net earnings (loss) per share attributable to common stockholders	$0.06	$(0.13)
Basic earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method).
For the three months ended October 31, 2019 and 2018, approximately 0.3 million and 29.5 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted earnings per share as their inclusion would have been antidilutive.

(14)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Unrealized Gains (Losses) on Securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2019	$5,017	$(4,079)	$96	$1,034
Foreign currency translation adjustment	13	—	—	13
Pension liability adjustments	—	(2)	—	(2)
Net current-period other comprehensive income (loss)	13	(2)	—	11
Accumulated other comprehensive income (loss) at October 31, 2019	$5,030	$(4,081)	$96	$1,045

(15)	SEGMENT INFORMATION

During the twelve months ended July 31, 2019, the Company changed the determination of its operating segments. The Company has two operating segments: Supply Chain and Direct Marketing. This change was made to be consistent with the information provided to the Company's chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds. The Company has also determined that it has two reportable segments: Supply Chain and Direct Marketing. The October 31, 2018 financial information has been restated to reflect these changes on a comparable basis. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated. Management evaluates segment performance based on segment net revenue and operating income (loss).
Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Three Months Ended October 31,
	2019	2018
	(In thousands)
Net revenue:
Supply Chain	$92,150	$87,039
Direct Marketing	133,003	128,094
	$225,153	$215,133
Operating income:
Supply Chain	$6,510	$1,682
Direct Marketing	11,203	4,767
Total segment operating income	17,713	6,449
Corporate-level activity	(2,971)	(2,913)
Total operating income	14,742	3,536
Total other expense	(8,595)	(9,790)
Income (loss) before income taxes	$6,147	$(6,254)

	October 31, 2019	July 31, 2019
	(In thousands)
Total assets:
Supply Chain	$142,609	$112,712
Direct Marketing	632,578	600,390
Sub-total—segment assets	775,187	713,102
Corporate	22,327	18,461
	$797,514	$731,563
Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Three Months Ended October 31,
	2019	2018
	(In thousands)
Services:
Supply Chain	$92,150	$87,039
Products:
Direct Marketing	133,003	128,094
	$225,153	$215,133

As of October 31, 2019 and July 31, 2019, approximately $85.1 million and $86.3 million, respectively, of the Company's long-lived assets were located in the U.S. For the three months ended October 31, 2019, the Company's net revenues within U.S., China and Netherlands were $154.6 million, $39.4 million and $10.6 million, respectively. For the three months ended October 31, 2018, the Company's net revenues within U.S, China and Netherlands were $146.2 million, $36.6 million and $14.9 million, respectively.

(16)	RELATED PARTY TRANSACTIONS
As of October 31, 2019, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd., Steel Partners, Ltd., beneficially owned approximately 56.3% of our outstanding capital stock, including shares of Series C Convertible Preferred Stock, par value $0.01 per share that vote on an as-converted basis together with our Common Stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services Ltd. ("Steel Services"). Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below. William T. Fejes, the Chief Operating Officer of Steel Holdings, was appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into that certain SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024. As of October 31, 2019 and July 31, 2019, SPHG Holdings held $14.9 million principal amount of the Company's 7.50% Convertible Senior Note. As of October 31, 2019 and July 31, 2019, the net carrying value of the SPHG Note was $7.9 million and $7.4 million, respectively.
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
Management Services Agreement
On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC ("SP Corporate"), effective as of January 1, 2015 (the "2015 Management Services Agreement"). SP Corporate, and its successor, is an indirect wholly owned subsidiary of Steel Holdings and is a related party. Pursuant to this agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers and other corporate services. On June 14, 2019, the Company entered into a new agreement (the "2019 Management Services Agreement") with Steel Services, an indirect wholly owned subsidiary of Steel Holdings. The 2019 Management Services Agreement was effective as of June 1, 2019. The 2019 Management Services Agreement supersedes all prior agreements between the Company and Steel Services, including the 2015 Management Services Agreement. Total expenses incurred related to the 2015 Management Services Agreement and the 2019 Management Services Agreement for the three months ended October 31, 2019 and 2018 were $0.9 million and $0.3 million, respectively. As of October 31, 2019 and July 31, 2019, amounts due to Steel Services were $0.4 million and $0.5 million, respectively.

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
Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets
Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants would price the assets or liabilities
The carrying value of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, current liabilities and the revolving line of credit approximate fair value because of the short maturity of these instruments. We believe that the carrying value of our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The defined benefit plans have their assets invested in insurance contracts and other assets. Conservation of capital with some conservative growth potential is the strategy for the plans. The Company's pension plans are outside the United States, where asset allocation decisions are typically made by an independent board of trustees. Investment objectives are aligned to generate returns that will enable the plans to meet their future obligations. The Company acts in a consulting and governance role in reviewing investment strategy and providing a recommended list of investment managers for each plan, with final decisions on asset allocation and investment manager made by local trustees.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets measured at fair value on a recurring basis as of October 31, 2019 and July 31, 2019, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	October 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$528	$528	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$365	$365	$—	$—
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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company reviews the carrying amounts of these assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recognized when the carrying amount of the asset group or reporting unit is not recoverable and exceeds its fair value. The Company estimates the fair values of assets subject to impairment based on the Company's own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available.
Fair Value of Financial Instruments

The Company's financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, restricted cash and debt, and are reflected in the financial statements at cost. With the exception of the SPHG Note and long-term debt, cost approximates fair value for these items due to their short-term nature. We believe that the carrying value of the liability component of the SPHG Note and our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets are money market funds. These are valued at quoted market prices in active markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this report and the risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 15, 2019. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by applicable securities laws and regulations.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview
Steel Connect, Inc. (the "Company") is a diversified holding company with two wholly-owned subsidiaries, ModusLink Corporation ("ModusLink" or the "Supply Chain business") and IWCO Direct Holdings, Inc. ("IWCO" or "IWCO Direct"), that have market-leading positions in supply chain management and direct marketing.
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
As a large portion of the Supply Chain revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance within these sectors and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting our revenue, gross margin and overall operating performance. Additionally, the markets for our supply chain services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients' completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures, the gross margins in our supply chain business are low.
Many of the Supply Chain business' clients products are subject to seasonal consumer buying patterns. As a result, the services we provide to our clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling our clients' products during the first half of our fiscal year, which includes the holiday selling season.
As a leading provider of data-driven direct marketing solutions, IWCO Direct's products and services help clients create more effective marketing offers and communications across all marketing channels to create new and more loyal customers. With a nearly 50-year legacy of printing and mailing services, the Company's full range of expanded marketing services includes strategy, creative and execution for omnichannel marketing campaigns, along with one of the industry's most sophisticated postal logistics strategies for direct mail. Through Mail-Gard®, IWCO Direct offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services.
IWCO Direct's services include (a) development of direct mail and omnichannel marketing strategies (b) creative services to design direct mail, email and online marketing (c) printing and compiling of direct mail pieces into envelopes ready for mailing (d) commingling services to sort mail produced for various customers by destination to achieve optimized postal savings (e) and business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, Multiple-System Operations (MSO) (cable or direct-broadcast satellite TV systems), insurance and to a lesser extent subscription/services, healthcare, travel/hospitality and other. Direct mail is a critical piece of marketing for most of its current customers who use direct mail to acquire new customers. Management believes that direct mail will remain an important part of its customers' budgets for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.
Management evaluates operating performance based on net revenue, operating income (loss) and net income (loss) and a measure that we refer to as Adjusted EBITDA, defined as net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation, amortization of intangible assets, executive severance and employee retention, share-based compensation, (gain) loss on sale of long-lived assets, impairment of long-lived assets, unrealized foreign exchange (gains) losses, net, other non-cash (gains) losses, net, adjustments related to certain tax liabilities, and (gains) losses on investments in affiliates. Among the key factors that will influence our performance are successful execution and implementation of our strategic initiatives, global economic conditions, especially in the technology sector, financial services, MSO and insurance.
We have developed plans and will continue to monitor plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. For the three months ended October 31, 2019 and 2018, our gross margin percentage was 19.7% and 17.8%, respectively. Increased competition as well as industry consolidation and/or low demand for our clients' products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our businesses and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, drive process and efficiency reforms and other actions designed to improve the productivity of our operations.
Historically, a limited number of key clients had accounted for a significant percentage of our revenue. For the three months ended October 31, 2019, the Company's ten largest clients accounted for approximately 52.3% of consolidated net revenue. One client from the computing market accounted for more than 10% of the Company's consolidated net revenue for the three months ended October 31, 2019. In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us or designate us as an exclusive service provider. Consequently, our net revenue is subject to demand variability by our clients. The level and timing of orders placed by our clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for our clients, we expect to offset the adverse financial impact such factors may bring about.
Basis of Presentation
During the twelve months ended July 31, 2019, the Company changed the determination of its operating segments. The Company has two operating segments: Supply Chain and Direct Marketing. This change was made to be consistent with the information provided to the Company's chief operating decision-maker for purposes of making decisions about allocating resources and assessing performance and quantitative thresholds. The Company has also determined that it has two reportable segments: Supply Chain and Direct Marketing. The October 31, 2018 financial information has been restated to reflect these changes on a comparable basis. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated.
During the three months ended October 31, 2019, the Company recorded a $6.4 million adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities. Had this correction been recorded for the twelve months ended July 31, 2019, the Company's selling, general and administrative expenses and net loss for that period would have been reduced to $137.7 million and $60.3 million, respectively. The Company's accrued expenses as of July 31, 2019 would have been reduced to $106.3 million.
Results of Operations
Three months ended October 31, 2019 compared to the three months ended October 31, 2018
Net Revenue:

	Three Months Ended October 31, 2019	As a % of Total Net Revenue	Three Months Ended October 31, 2018	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$92,150	40.9%	$87,039	40.5%	$5,111	5.9%
Direct Marketing	133,003	59.1%	128,094	59.5%	4,909	3.8%
Total	$225,153	100.0%	$215,133	100.0%	$10,020	4.7%
Net revenue increased by approximately $10.0 million during the three months ended October 31, 2019, as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended October 31, 2019, as compared to the same period in the prior year. During the three months ended October 31, 2019, net revenue for the Supply Chain segment increased by approximately $5.1 million. This increase in net revenue was primarily driven by an increase in revenue associated with clients in the computing market, offset partially by decreased revenues from clients in the consumer electronics and consumer products industries. Within the Direct Marketing segment, net revenue increased by approximately $4.9 million primarily driven by an increase in the average price per package mailed, partially offset by lower volume.
Cost of Revenue:

	Three Months Ended October 31, 2019	As a % of Segment Net Revenue	Three Months Ended October 31, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$76,317	82.8%	$76,252	87.6%	$65	0.1%
Direct Marketing	104,590	78.6%	100,681	78.6%	3,909	3.9%
Total	$180,907	80.3%	$176,933	82.2%	$3,974	2.2%
Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended October 31, 2019 included materials procured on behalf of our supply-chain clients of $52.9 million, as compared to $48.9 million for the same period in the prior year, an increase of $4.0 million. Total cost of revenue increased by $4.0 million for the three months ended October 31, 2019, as compared to the same period in the prior year, primarily due to increased material and production costs. Gross margin percentage for the current quarter increased to 19.7% from 17.8% in the prior year quarter, primarily due to improved customer mix and certain price increases in the Supply Chain segment, as well as the effect of higher prices for packages mailed in the Direct Marketing segment. For the three months ended October 31, 2019, the Company's gross margin percentages within the Supply Chain and Direct Marketing segments were 17.2% and 21.4%, respectively, as compared to gross margin percentages within the Supply Chain and Direct Marketing segments of 12.4% and 21.4%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended October 31, 2019.
In the Supply Chain segment, the 4.8 percentage point improvement in gross margin, from 12.4% to 17.2%, was primarily due to customer mix and a decrease in labor costs. Direct Marketing's gross margins remained fairly consistent at 21.4%, primarily due an increase in the average price per package mailed, partially offset by lower volumes and increased material costs.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2019	As a % of Segment Net Revenue	Three Months Ended October 31, 2018	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$9,323	10.1%	$9,105	10.5%	$218	2.4%
Direct Marketing	9,933	7.5%	14,547	11.4%	(4,614)	(31.7)%
Sub-total	19,256	8.6%	23,652	11.0%	(4,396)	(18.6)%
Corporate-level activity	2,971		2,913		58	2.0%
Total	$22,227	9.9%	$26,565	12.3%	$(4,338)	(16.3)%
Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended October 31, 2019 decreased by approximately $4.3 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Supply Chain segment increased to due to an increase in employee related costs, offset partially by a decrease in other costs. Selling, general and administrative expenses for the Direct Marketing segment decreased due to the favorable impact of the out-of-period adjustment discussed above, offset partially by higher employee related costs, as well as an increase in professional fees. Corporate-level activity remained consistent as an increase in professional fees was offset by a reduction in share-based compensation expense. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended October 31, 2019.
Amortization of Intangible Assets:
The intangible asset amortization of $7.3 million and $8.1 million, respectively, during the three months ended October 31, 2019 and 2018, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible asset are being amortized on a straight line basis over a 3 year estimated useful life. The customer relationship intangible asset is being amortized on a double-declining basis over an estimated useful life of 15 years.
Interest Expense:
During the three months ended October 31, 2019 and 2018, interest expense totaled approximately $9.2 million and $11.1 million, respectively. The decrease in interest expense is primarily due to the maturity and settlement of the Company's 5.25% Convertible Senior Notes on March 1, 2019.
Other Gains, Net:
The Company recorded $0.5 million and $0.9 million of foreign exchange gains during the three months ended October 31, 2019 and 2018, respectively.
Income Tax Expense:
During the three months ended October 31, 2019, the Company recorded income tax expense of approximately $1.4 million, as compared to income tax expense of $1.1 million for the same period in the prior fiscal year.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Liquidity and Capital Resources
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of October 31, 2019, the Company's primary sources of liquidity consisted of cash and cash equivalents of $41.2 million. The Company's ModusLink Corporation subsidiary has undistributed earnings from its foreign subsidiaries of approximately $16.0 million at October 31, 2019, of which approximately $2.2 million is considered to be permanently reinvested due to certain restrictions under local laws as well as the Company's plans to reinvest such earnings for future expansion in certain foreign jurisdictions. Due to the changes reflected in the new tax law there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.
For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in 2019 relating to this aspect of the new tax law. In future years, under the new tax law the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.
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
The Credit Agreement contains certain customary negative covenants, which include limitations on mergers and acquisitions, the sale of assets, liens, guarantees, investments, loans, capital expenditures, dividends, indebtedness, changes in the nature of business, transactions with affiliates, the creation of subsidiaries, changes in fiscal year and accounting practices, changes to governing documents, compliance with certain statutes, and prepayments of certain indebtedness. The Credit Agreement also contains certain customary affirmative covenants (including periodic reporting obligations) and events of default, including upon a change of control. At October 31, 2019, the Company had a readily available borrowing capacity under the Credit Agreement of $7.2 million. As of October 31, 2019 and July 31, 2019, the Company did not have any balance outstanding on the Credit Agreement.
On December 15, 2017, MLGS Merger Company, Inc., a wholly-owned subsidiary of the Company ("MLGS"), entered into a Financing Agreement (the "Financing Agreement"), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the Company's acquisition of IWCO (the "IWCO Acquisition"), Borrower became the borrower under the Financing Agreement.
The Financing Agreement provides for $393.0 million term loan facility (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Facility") (together, the "Cerberus Credit Facility"). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower's option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1.5 million and each such installment to be due and payable, in arrears, on the last day of each calendar quarter, which commenced on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual "excess cash flow sweep" of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower's "excess cash flow" prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO's subsidiaries. The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the three month ended October 31, 2019, the Company did not trigger any of these covenants. At October 31, 2019 and July 31, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $23.0 million and $19.0 million, respectively. As of October 31, 2019 and July 31, 2019, the Company had a balance outstanding on the Revolving Facility of $2.0 million and $6.0 million, respectively. As of October 31, 2019 and July 31, 2019, the principal amount outstanding on the Term Loan was $373.6 million and $375.1 million, respectively. As of October 31, 2019 and July 31, 2019, the current and long-term net carrying value of the Term Loan was $372.8 million and $374.2 million, respectively.
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPH Group Holdings LLC ("SPHG Holdings") and its affiliates, including Steel Partners Holdings L.P., whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024 (the "SPHG Note Maturity Date"), unless earlier repurchased by the Company or converted by the holder in accordance with their terms prior to such maturity date.
At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as ("PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with NASDAQ Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th Scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third Business Day immediately following the relevant conversion date. As of October 31, 2019 and July 31, 2019, the net carrying value of the SPHG Note was $7.9 million and $7.4 million, respectively.
Consolidated working capital deficit was $(42.5) million at October 31, 2019, compared with $(43.5) million at July 31, 2019. Included in the working capital deficit were cash and cash equivalents of $41.2 million at October 31, 2019 and $32.5 million at July 31, 2019. The decrease in the working capital deficit was primarily driven by the increase in cash from improvements in operations, partially offset by lease liabilities recognized due to the adoption of new accounting standards.
Net cash provided by operating activities was $22.4 million for the three months ended October 31, 2019, as compared to net cash provided by operating activities of $2.5 million for the three months ended October 31, 2018. During the three months ended October 31, 2019, non-cash items within net cash used in operating activities included depreciation expense of $5.6 million, amortization of intangible assets of $7.3 million, amortization of deferred financing costs of $0.1 million, accretion of debt discount of $0.4 million, share-based compensation of $0.2 million and other gains, net, of $0.6 million. During the three months ended October 31, 2018, non-cash items within net cash provided by operating activities included depreciation expense of $5.5 million, amortization of intangible assets of $8.1 million, amortization of deferred financing costs of $0.2 million, accretion of debt discount of $1.1 million, share-based compensation of $0.8 million, other gains, net, of $0.9 million and gains on investments in affiliates of $20.0 thousand.
The Company believes that its cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices, and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector, the market for outsourcing services and the strength of the Direct Marketing segment.
Investing activities used cash of $4.1 million and $4.0 million during the three months ended October 31, 2019 and 2018, respectively. The $4.1 million of cash used in investing activities during the three months ended October 31, 2019 was primarily related to capital expenditures. The $4.0 million of cash used in investing activities during the three months ended October 31, 2018 was primarily comprised of $4.0 million in capital expenditures.
Financing activities used cash of $6.1 million and $5.9 million during the three months ended October 31, 2019 and 2018, respectively. The $6.1 million of cash used in financing activities during the three months ended October 31, 2019 was primarily comprised of $4.0 million in net payment towards the revolving line of credit, $1.5 million in payments of long-term debt and $0.5 million in payment of preferred dividends. The $5.9 million of cash used in financing activities during the three months ended October 31, 2018 was primarily comprised of $1.5 million in payments of long-term debt, $0.5 million in payment of preferred dividends and $3.7 million for the purchase of the Company's Convertible Notes.
At October 31, 2019 and July 31, 2019, the Company had cash and cash equivalents of $41.2 million and $32.5 million, respectively. At October 31, 2019, ModusLink had a readily available borrowing capacity under its Credit Agreement of $7.2 million. At October 31, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $23.0 million. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing arrangements.
Contractual Obligations
A summary of the Company's contractual obligations is included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2019. The Company's contractual obligations and other commercial commitments did not change materially between July 31, 2019 and October 31, 2019. The Company is unable to reasonably estimate the amount or timing of payments for the liability.
From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of October 31, 2019, the Company had no material liabilities with respect to these arrangements.
Critical Accounting Policies
During the three months ended October 31, 2019, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below as well as previously disclosed in management's report on internal controls over financial reporting as reported in the Company's Annual Report on Form 10-K for the period ended July 31, 2019, as filed with the SEC on October 15, 2019, our disclosure controls and procedures were not effective as of July 31, 2019 and October 31, 2019.
A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. In its evaluation of the effectiveness of its internal control over financial reporting as of October 31, 2019, management concluded that there was a material weakness in our controls over financial reporting with respect to the Company's information technology general controls; specifically, it was identified that there was a lack of segregation of duties due to the number of users who maintain administrative access and super user access rights and lack of controls related to change management and monitoring program changes related to the ERP system at IWCO.
Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
Management has restricted "administrative" access and has improved its controls for user account provisioning and is in the process of implementing controls to monitor segregation of duties conflicts within the ERP systems at IWCO. In addition, management has enhanced the design and precision level of monitoring controls over program changes, which include systematic logging and testing of all changes within the I.T. environment.
Changes in Internal Control over Financial Reporting
Beginning August 1, 2019, the Company adopted the new accounting standards associated with Topic 842, Leases. The Company implemented changes to our processes related to the accounting for leases and the control activities within them. These included the development of new policies, new training, ongoing review requirements and the gathering of information necessary provided for expanded disclosures.
Except as described in the preceding paragraph, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth under Note 9 - "Contingencies" to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended July 31, 2019.
Item 1A. Risk Factors.
Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this item.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Default Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Note applicable.
Item  5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3±	Certification of the Principal Accounting Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2019 and July 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 2019 and 2018, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended October 31, 2019, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended October 31, 2019 and 2018, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2019 and 2018 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

±	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: December 10, 2019	By:	/S/ DOUGLAS B. WOODWORTH
Douglas B. Woodworth
Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2019	By:	/S/ JOSEPH B. SHERK
Joseph B. Sherk
Chief Accounting Officer
(Principal Accounting Officer)