Form 10-Q
period 2020-01-31
Steel Connect, Inc.
filed 2020-03-11
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
(Former name, former address and former fiscal year, if changed since last report)
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	STCN	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of March 1, 2020, there were 62,375,558 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	January 31, 2020	July 31, 2019
ASSETS
Cash and cash equivalents	$30,197	$32,548
Accounts receivable, trade, net of allowance for doubtful accounts of $334 and $1,804 at January 31, 2020 and July 31, 2019, respectively	118,291	112,141
Inventories, net	24,241	23,674
Funds held for clients	15,977	13,516
Prepaid expenses and other current assets	34,828	31,445
Total current assets	223,534	213,324
Property and equipment, net	90,088	91,268
Goodwill	257,128	257,128
Other intangible assets, net	148,334	162,518
Operating right-of-use assets	61,650	—
Other assets	8,161	7,325
Total assets	$788,895	$731,563
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$86,148	$85,898
Accrued expenses	109,760	112,658
Funds held for clients	15,977	13,516
Current portion of long-term debt	5,734	5,732
Current lease obligations	14,788	127
Other current liabilities	35,706	38,919
Total current liabilities	268,113	256,850
Convertible Note payable	8,262	7,432
Long-term debt, excluding current portion	365,638	368,505
Long-term lease obligations	48,133	—
Other long-term liabilities	9,753	10,898
Total long-term liabilities	431,786	386,835
Total liabilities	699,899	643,685
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at January 31, 2020 and July 31, 2019	35,181	35,186
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at January 31, 2020 and July 31, 2019; zero shares issued and outstanding at January 31, 2020 and July 31, 2019	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 62,375,558 issued and outstanding shares at January 31, 2020; 61,805,856 issued and outstanding shares at July 31, 2019	624	618
Additional paid-in capital	7,477,697	7,477,327
Accumulated deficit	(7,426,119)	(7,426,287)
Accumulated other comprehensive income	1,613	1,034
Total stockholders' equity	53,815	52,692
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$788,895	$731,563
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net revenue:
Services	$92,335	$87,776	$184,485	$174,815
Products	123,117	118,447	256,120	246,541
Total net revenue	215,452	206,223	440,605	421,356
Cost of revenue	170,203	168,680	351,110	345,613
Gross profit	45,249	37,543	89,495	75,743
Operating expenses:
Selling, general and administrative	31,165	27,626	53,392	54,191
Amortization of intangible assets	6,911	7,791	14,188	15,890
Total operating expenses	38,076	35,417	67,580	70,081
Operating income	7,173	2,126	21,915	5,662
Other income (expense):
Interest income	14	172	30	495
Interest expense	(8,733)	(10,984)	(17,902)	(22,041)
Other losses, net	(823)	(1,662)	(265)	(718)
Total other expense	(9,542)	(12,474)	(18,137)	(22,264)
Income (loss) before income taxes	(2,369)	(10,348)	3,778	(16,602)
Income tax expense	1,188	1,405	2,543	2,536
Gains on investments in affiliates, net of tax	—	—	—	(20)
Net income (loss)	(3,557)	(11,753)	1,235	(19,118)
Less: Preferred dividends on redeemable preferred stock	(531)	(536)	(1,067)	(1,073)
Net income (loss) attributable to common stockholders	$(4,088)	$(12,289)	$168	$(20,191)

Basic net earnings (loss) per share attributable to common stockholders	$(0.07)	$(0.20)	$0.00	$(0.33)
Diluted net earnings (loss) per share attributable to common stockholders	$(0.07)	$(0.20)	$0.00	$(0.33)
Weighted average common shares used in:
Basic earnings (loss) per share	61,538	60,935	61,469	60,974
Diluted earnings (loss) per share	61,538	60,935	61,482	60,974
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net income (loss)	$(3,557)	$(11,753)	$1,235	$(19,118)
Other comprehensive income (loss):
Foreign currency translation adjustment	664	1,952	677	332
Net unrealized holding loss on securities, net of tax	(96)	(74)	(96)	(89)
Pension liability adjustments, net of tax	—	(469)	(2)	(64)
Other comprehensive income (loss)	568	1,409	579	179
Comprehensive income (loss)	$(2,989)	$(10,344)	$1,814	$(18,939)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at October 31, 2019	61,810,253	$618	$7,477,505	$(7,422,031)	$1,045	$57,137
Net loss	—	—	—	(3,557)	—	(3,557)
Preferred dividends	—	—	—	(531)	—	(531)
Issuance of common stock pursuant to employee stock purchase plan	4,782	—	2	—	—	2
Restricted stock grants	560,523	6	(6)	—	—	—
Share-based compensation	—	—	196	—	—	196
Other comprehensive items	—	—	—	—	568	568
Balance at January 31, 2020	62,375,558	$624	$7,477,697	$(7,426,119)	$1,613	$53,815

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at October 31, 2018	61,386,888	$614	$7,468,647	$(7,365,332)	$1,504	$105,433
Net loss	—	—	—	(11,753)	—	(11,753)
Preferred dividends	—	—	—	(537)	—	(537)
Issuance of common stock pursuant to employee stock purchase plan	6,298	—	7	—	—	7
Restricted stock grants	404,621	4	(4)	—	—	—
Share-based compensation	—	—	(22)	—	—	(22)
Other comprehensive items	—	—	—	—	1,409	1,409
Balance at January 31, 2019	61,797,807	$618	$7,468,628	$(7,377,622)	$2,913	$94,537
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2019	61,805,856	$618	$7,477,327	$(7,426,287)	$1,034	$52,692
Net income	—	—	—	1,235	—	1,235
Preferred dividends	—	—	—	(1,067)	—	(1,067)
Issuance of common stock pursuant to employee stock purchase plan	9,179	—	4	—	—	4
Restricted stock grants	560,523	6	(6)	—	—	—
Share-based compensation	—	—	372	—	—	372
Other comprehensive items	—	—	—	—	579	579
Balance at January 31, 2020	62,375,558	$624	$7,477,697	$(7,426,119)	$1,613	$53,815

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2018	60,742,859	$608	$7,467,855	$(7,363,569)	$2,734	$107,628
Net loss	—	—	—	(19,118)	—	(19,118)
Effect of adoption of ASC 606 on August 1, 2018, net of taxes	—	—	—	6,138	—	6,138
Preferred dividends	—	—	—	(1,073)	—	(1,073)
Issuance of common stock pursuant to employee stock purchase plan	9,405	—	13	—	—	13
Restricted stock grants	1,045,543	10	(10)	—	—	—
Share-based compensation	—	—	770	—	—	770
Other comprehensive items	—	—	—	—	179	179
Balance at January 31, 2019	61,797,807	$618	$7,468,628	$(7,377,622)	$2,913	$94,537
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,235	$(19,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,374	10,451
Amortization of intangible assets	14,188	15,890
Amortization of deferred financing costs	146	511
Accretion of debt discount	830	2,311
Impairment of long-lived assets	—	432
Share-based compensation	372	770
Other losses, net	265	718
Gains on investments in affiliates	—	(20)
Changes in operating assets and liabilities
Accounts receivable, net	(6,157)	(4,618)
Inventories, net	(606)	(2,961)
Prepaid expenses and other current assets	(3,258)	3,593
Accounts payable and accrued expenses	(2,712)	8,129
Refundable and accrued income taxes, net	55	(1,833)
Other assets and liabilities	(859)	1,209
Net cash provided by operating activities	14,873	15,464
Cash flows from investing activities:
Additions to property and equipment	(10,370)	(8,953)
Proceeds from the disposition of property and equipment	23	14
Proceeds from the sale of available-for-sale securities	163	—
Proceeds from investments in affiliates	—	20
Net cash used in investing activities	(10,184)	(8,919)
Cash flows from financing activities:
Payment of long-term debt	(3,000)	(3,000)
Payment of preferred dividends	(1,077)	(1,072)
Payment of financing costs	(414)	—
Purchase of the Company's Convertible Notes	—	(3,700)
Repayments on capital lease obligations	(79)	(76)
Proceeds from issuance of common stock	12	13
Net cash used in financing activities	(4,558)	(7,835)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(21)	(329)
Net increase (decrease) in cash, cash equivalents and restricted cash	110	(1,619)
Cash, cash equivalents and restricted cash, beginning of period	46,064	103,826
Cash, cash equivalents and restricted cash, end of period	$46,174	$102,207

Cash and cash equivalents, end of period	$30,197	$92,899
Funds held for clients, end of period	15,977	9,308
Cash, cash equivalents and restricted cash, end of period	$46,174	$102,207
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	NATURE OF OPERATIONS
Steel Connect, Inc. (the "Company") together with its consolidated subsidiaries, operates through its wholly-owned subsidiaries, ModusLink Corporation ("ModusLink" or "Supply Chain") and IWCO Direct Holdings, Inc. ("IWCO Direct" or "IWCO").
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
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include current cash and cash equivalents, ModusLink's credit agreement with MidCap Financial Trust, IWCO's revolving credit facility, and cash, if any, provided by operating activities. The Company's expectations regarding its ability to use its existing cash to continue funding its operations are based on assumptions that may prove to be inaccurate, and the Company may require capital resources sooner than currently expected. While the Company believes it will be able to access this additional liquidity based on existing information, the assumptions underlying this belief may also later prove to be inaccurate.
As of January 31, 2020 and July 31, 2019, the Company had cash and cash equivalents of $30.2 million and $32.5 million, respectively. As of January 31, 2020, the Company had a working capital deficit of $44.6 million, which includes accrued pricing liabilities and certain tax related liabilities which the Company believes will not require a cash outlay in the next twelve months. As of January 31, 2020, ModusLink had a readily available borrowing capacity under its revolving credit facility of $6.8 million. As of January 31, 2020, IWCO Direct had a readily available borrowing capacity under its revolving facility of $19.0 million. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.

(2)	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2019, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2019. The results for the three and six months ended January 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the six months ended January 31, 2020, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

During the three months ended October 31, 2019, the Company recorded a $6.4 million adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities. Had this correction been recorded for the fiscal year ended July 31, 2019, the Company's selling, general and administrative expenses and net loss for that period would have been reduced to $137.7 million and $60.3 million, respectively. The Company's accrued expenses as of July 31, 2019 would have been reduced to $106.3 million.

(3)	RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which supersedes the previous guidance for lease accounting, Leases (Topic 840). ASC 842 requires lessees to recognize leases on their balance sheets (through right-of-use ("ROU") assets and lease liabilities). The Company adopted the provisions of ASC 842 on August 1, 2019, using the modified retrospective approach and the option presented under ASU 2018-11, Leases (Topic 842), to transition only active leases as of the August 1, 2019 adoption date, with a cumulative effect adjustment recorded as of that date. All comparative periods prior to August 1, 2019 retain the financial reporting and disclosure requirements of ASC 840.
The Company elected to utilize the transition package of practical expedients permitted under ASC 842, which, among other things, allowed the Company to carry forward the historical lease classification. Additionally, the Company made an accounting policy election to exempt short-term leases (with an initial term of 12 months or less) from the provisions of ASC 842, which resulted in recognition of the related lease payments on a straight-line basis over the lease term, consistent with prior treatment under ASC 840. The Company did not elect the "hindsight" practical expedient when determining the lease terms under ASC 842.
Adoption of ASC 842 resulted in the recording of ROU operating lease assets and corresponding operating lease liabilities of $51.1 million and $53.1 million, respectively, as of August 1, 2019. The difference between the ROU assets and the lease liabilities represents the existing deferred rent balance (under ASC 840), which was reduced to zero, net of prepaids, upon adoption of ASC 842 on August 1, 2019. The adoption of ASC 842 did not materially impact the Company's net earnings and had no impact on its cash flows. The Company's current lease arrangements expire through 2030.
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
Accounting Standards Issued and Not Yet Implemented
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Loses on Financial Instruments, an accounting standard update that requires measurement and recognition of expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2024 on a modified retrospective basis which requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension and other post-retirement plans. The amendments in ASU 2018-14 are effective for the Company's fiscal year 2021. The Company does not expect that the adoption of this standard will have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (a consensus of the FASB Emerging Issues Task Force) to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in ASU 2018-15 are effective for the Company's first quarter of fiscal year 2021. The Company is currently evaluating the potential impact of this new guidance.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The new guidance is effective for the Company's first quarter of fiscal year 2022. The Company does not expect that the adoption of this new guidance will have a material impact on its consolidated financial statements.

(4)	INVENTORIES
Inventories, net consisted of the following:

	January 31, 2020	July 31, 2019
	(In thousands)
Raw materials	$21,631	$21,322
Work-in-process	428	587
Finished goods	2,182	1,765
	$24,241	$23,674

(5)	GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill of $257.1 million as of January 31, 2020 relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. The Company has not previously recognized any impairment losses for this reporting unit.
Other intangible assets, net, as of January 31, 2020, include trademarks and tradenames, and customer relationships. The trademarks and tradenames intangible assets are being amortized on a straight-line basis and the customer relationship intangible assets are being amortized on a double-declining basis over their estimated useful lives.
The table below presents information for the Company's intangible assets:

		January 31, 2020			July 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(In thousands)
Customer relationships	15	$192,730	$50,381	$142,349	$192,730	$39,617	$153,113
Trademarks and trade names	3	20,520	14,535	5,985	20,520	11,115	9,405
Total		$213,250	$64,916	$148,334	$213,250	$50,732	$162,518
The table below presents amortization expense recorded by the Company for other intangible assets:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(In thousands)
Customer relationships	$5,197	$5,996	$10,764	$12,420
Trademarks and trade names	1,714	1,795	3,424	3,470
Total	$6,911	$7,791	$14,188	$15,890

(6)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	January 31, 2020	July 31, 2019
Accrued Expense	(In thousands)
Accrued taxes	$55,217	$59,057
Accrued compensation	24,810	22,584
Accrued interest	467	467
Accrued audit, tax and legal	3,711	3,148
Accrued contract labor	1,444	1,650
Accrued worker's compensation	4,866	4,549
Accrued other	19,245	21,203
	$109,760	$112,658

	January 31, 2020	July 31, 2019
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$14,309	$14,309
Customer postage deposits	8,890	11,816
Revolving credit facility	6,000	6,000
Other	6,507	6,794
	$35,706	$38,919
As of January 31, 2020 and July 31, 2019, the Company had accrued taxes of $55.2 million and $59.1 million, respectively, which reflected the Company's estimate for certain tax related liabilities. During the three months ended October 31, 2019, the Company recorded a $6.4 million adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities. As of both January 31, 2020 and July 31, 2019, the Company had accrued pricing liabilities of approximately $14.3 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of January 31, 2020 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(7)	LEASES
The Company has operating and finance leases for office space, office equipment, warehouse space and automobiles. The leases have remaining terms of up to 11 years, some of which include options to purchase, extend or terminate the leases, and management has assessed such terms when determining the lease term for accounting purposes. The Company's current lease arrangements expire through 2030.
The Company's leases do not include any residual value guarantees, and therefore none were considered in the calculation of the operating ROU and operating lease liability balances. The Company has leases that contain variable payments, most commonly in the form of common area maintenance charges, which are based on actual costs incurred. These variable payments were excluded from the calculation of the operating ROU asset and operating lease liability balances since they are not fixed or in-substance fixed payments.

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
Lease expense
The components of the Company's lease expense are presented below:

	Three Months Ended January 31, 2020	Six Months Ended January 31, 2020
	(In thousands)
Operating lease cost	$4,816	$9,632
Short-term lease expense	226	452
Variable lease cost	6	46
Amortization of finance lease assets	18	36
Interest on finance lease liabilities	4	8
	$5,070	$10,174
Lease commitments
The Company's future minimum lease payments required under operating and finance leases that have commenced as of January 31, 2020 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2020	$10,527	$65
2021	15,941	76
2022	12,493	76
2023	7,597	38
2024	5,298	—
Thereafter	23,261	—
Total lease payments	75,117	255
Less: imputed interest	12,413	38
Present value of lease payments	62,704	217
Less: current maturities of lease obligations	14,717	71
Long-term lease obligations	$47,987	$146
As of January 31, 2020, the Company had additional operating leases primarily for office space, which have not yet commenced, with lease liabilities totaling $8.9 million.
In order to calculate the operating ROU asset and operating lease liability for a lease, ASC 842 requires that a lessee apply a discount rate equal to the rate implicit in the lease whenever that rate is readily determinable. The Company's lease agreements do not provide a readily determinable implicit rate, nor is the rate available to the Company from its lessors. Therefore, we use an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.
Additional lease information

Additional information related to the Company's leases as of January 31, 2020 was as follows:

Weighted average remaining lease term:
Operating leases	6.3	years
Finance leases	2.8	years

Weighted average discount rate:
Operating leases		4.4%
Finance leases		3.8%
Supplemental cash flow information
Supplemental cash flow information related to the Company's leases during the six months ended January 31, 2020 was as follows (in thousands):

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$8,769
Operating cash flows from finance leases	$5
Financing cash flows from finance leases	$74

(8)	DEBT
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	January 31, 2020	July 31, 2019
	(In thousands)
Cerberus term loan	$372,125	$375,125
7.50% Convertible senior note	14,940	14,940
Principal amount of long-term debt	387,065	390,065
Unamortized debt discount	(6,678)	(7,508)
Unamortized debt issuance costs	(753)	(888)
Carrying amount of long-term debt	$379,634	$381,669
PNC Bank Credit Facility
On June 30, 2014, two direct and wholly-owned subsidiaries of the Company (the "Borrowers") and certain subsidiaries of the Borrowers acting as guarantors (the "Guarantors"), entered into a Revolving Credit and Security Agreement (the "Credit Agreement"), as borrowers and guarantors, with PNC Bank, as a lender and as agent for the lenders ("Agent").
The Credit Agreement had a five (5) year term which was to expire on June 30, 2019. On April 30, 2019, the Borrowers and Guarantors entered into a Second Amendment to Revolving Credit and Security Agreement (the "Second Amendment") by and among the Borrowers, the Guarantors, the financial institutions named as parties thereto from time to time as lenders (collectively, the "Lenders") and PNC Bank as Agent. The Second Amendment amended the Credit Agreement in order to, among other things, (i) reduce the aggregate Revolving Commitment Amounts (as defined in the Credit Agreement) of the Lenders and the related Maximum Revolving Advance Amount (as defined in the Credit Agreement) available to Borrowers under the Credit Agreement, from $50.0 million to $25.0 million, and (ii) extend the maturity of the term under the Credit Agreement by six months from June 30, 2019 to December 31, 2019. On December 31, 2019, the Credit Agreement was terminated in accordance with the terms thereof, and all outstanding amounts thereunder were repaid.
Cerberus Credit Facility
On December 15, 2017, MLGS Merger Company, Inc. ("MLGS"), a wholly-owned subsidiary of the Company, entered into a Financing Agreement (the "Financing Agreement"), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly-owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the acquisition of IWCO Direct (the "IWCO Acquisition"), Borrower became the borrower under the Financing Agreement.
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
The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. At January 31, 2020, IWCO had a readily available borrowing capacity under its Revolving Facility of $19.0 million. As of January 31, 2020 and July 31, 2019, the balance outstanding on the Revolving Facility was $6.0 million and $6.0 million, respectively. The following table reflects the components of the Term Loan:

	January 31, 2020	July 31, 2019
	(In thousands)
Principal amount outstanding on the Term Loan	$372,125	$375,125
Unamortized debt issuance costs	(753)	(888)
Net carrying value of the Term Loan	$371,372	$374,237
7.50% Convertible Senior Note
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note") (the "SPHG Note Transaction"). The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024 (the "SPHG Note Maturity Date"), unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.
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
At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as ("PIK Interest")), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest.
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
The Company's Board of Directors (the "Board") established a special committee (the "Special Committee"), consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction, including a transaction with SPHG Holdings. The terms and conditions of the SPHG Note Transaction were determined by the Special Committee to be fair and in the best interests of the Company, and the Special Committee recommended that the Board approve the SPHG Note Transaction and the transactions contemplated thereby. The Board approved such transactions. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"), the manager of SPHG Holdings. Jack L. Howard and William T. Fejes, Jr., directors of the Company, are also affiliated with Steel Holdings GP. Glen Kassan, a director and our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP.
The Company assessed the features of the SPHG Note and determined that the conversion features should not be bifurcated as a derivative liability, but should be accounted for under the cash conversion subsections of ASC 470.

The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the SPHG Note and bifurcated the conversion option associated with the SPHG Note from the host debt instrument and recorded the conversion option of $8.2 million in stockholders' equity. The initial value of the equity component, which reflected the equity conversion feature, was equal to the initial debt discount. The resulting debt discount on the SPHG Note is being accreted to interest expense at the effective interest rate over the estimated life of the SPHG Note. The equity component is included in the additional paid-in capital portion of stockholders' equity on the Company's condensed consolidated balance sheets. The debt issuance costs were not material. As of January 31, 2020, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of January 31, 2020, the remaining period over which the unamortized discount will be amortized is 49 months. As of January 31, 2020 and July 31, 2019, the net carrying value of the SPHG Note was $8.3 million and $7.4 million, respectively.

	January 31, 2020	July 31, 2019
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(6,678)	(7,508)
Net carrying amount	$8,262	$7,432

	Three Months Ended January 31, 2020	Six Months Ended January 31, 2020
	(In thousands)
Interest expense related to contractual interest coupon	$280	$560
Interest expense related to accretion of the discount	421	830
	$701	$1,390
The effective interest rate on the SPHG Note, including accretion of the discount, is 18.47%.
MidCap Credit Facility
On December 31, 2019, ModusLink, as borrower, and certain of its subsidiaries as guarantors (the "MidCap Guarantors"), entered into a revolving credit and security agreement (the "MidCap Credit Agreement"), with MidCap Financial Trust, as lender and as agent ("MidCap").
The MidCap Credit Agreement, which has a three year term, provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit. The actual maximum credit available under the MidCap Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of (a) eligible accounts receivable; plus (b) the least of (i) the orderly liquidation value of eligible inventory, (ii) the value of eligible inventory based on first-in-first-out cost or market cost and other adjustments, and (iii) $4.5 million; minus (c) reserves; all as specified in the MidCap Credit Agreement. Amounts borrowed under the MidCap Credit Agreement are due and payable, together with all unpaid interest, fees and other obligations, on December 31, 2022.
Generally, borrowings under the MidCap Credit Agreement bear interest at a rate per annum equal to the LIBOR Rate (as defined in the MidCap Credit Agreement), which is subject to adjustment by MidCap, plus a margin of 4% per annum. In addition to paying interest on outstanding principal under the MidCap Credit Agreement, ModusLink is required to pay an unused line fee of 0.50% per annum. ModusLink is also required to pay a customary letter of credit fee equal to the applicable margin on loans bearing interest at the LIBOR Rate.
Obligations under the MidCap Credit Agreement are guaranteed by the MidCap Guarantors, and the MidCap Credit Agreement is secured by security interests in substantially all of the assets of ModusLink and the MidCap Guarantors, including a pledge of all of the equity interests of each subsidiary of ModusLink that is a domestic entity (subject to certain limited exceptions). Steel Connect, Inc. is not a borrower or a guarantor under the MidCap Credit Agreement.
The MidCap Credit Agreement includes certain representations and warranties of ModusLink, as well as events of default and certain affirmative and negative covenants that are customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and dispositions by ModusLink, as well as limitations on ModusLink's ability to make certain distributions and to enter into transactions with affiliates. The MidCap Credit Agreement requires compliance with certain financial covenants providing for the maintenance of a minimum fixed charge coverage ratio, all as more fully described in the MidCap Credit Agreement.
Upon the occurrence and during the continuation of an event of default under the MidCap Credit Agreement, MidCap may, among other things, declare all obligations under the MidCap Credit Agreement immediately due and payable and increase the interest rate at which loans and other obligations under the MidCap Credit Agreement bear interest. At January 31, 2020, the Company had a readily available borrowing capacity under its MidCap Credit Facility of $6.8 million. As of January 31, 2020, the Company did not have any balance outstanding on the MidCap Credit Facility.

(9)	CONTINGENCIES
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company's Board of Directors, Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Partners Holdings L.P. ("Steel Holdings"), Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. Discovery is proceeding. Based on information currently available, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the remaining lawsuit; therefore, no litigation reserve has been recorded in the Company's condensed consolidated balance sheets. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, continues to deny liability and intends to defend this litigation vigorously.

(10)	STOCKHOLDERS' EQUITY
Preferred Stock
The Company's Board has the authority, subject to any limitations prescribed by Delaware law, to issue shares of preferred stock in one or more series and to fix and determine the designation, privileges, preferences and rights and the qualifications, limitations and restrictions of those shares, including dividend rights, conversion rights, voting rights, redemption rights, terms of sinking funds, liquidation preferences and the number of shares constituting any series or the designation of the series, without any further vote or action by stockholders. Any shares of the Company's preferred stock so issued may have priority over its common stock with respect to dividend, liquidation and other rights. The Board may authorize the issuance of preferred stock with voting rights or conversion features that could adversely affect the voting power or other rights of the holders of its common stock. Although the issuance of preferred stock could provide us with flexibility in connection with possible acquisitions and other corporate purposes, under some circumstances, it could have the effect of delaying, deferring or preventing a change of control.
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement (the "Purchase Agreement") with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock, par value $0.01 per share ("Preferred Stock"), to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the "Preferred Stock Transaction"). The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the "Series C Certificate of Designations"), which has been filed with the Secretary of State of the State of Delaware.
Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the Company's common stock, par value $0.01 per share ("Common Stock"), at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable, at the Company's option, in cash or Common Stock. If at any time the closing bid price of the Company's Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.
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
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended January 31, 2020			Three Months Ended January 31, 2019
	Supply Chain	Direct Marketing	Consolidated Total	Supply Chain	Direct Marketing	Consolidated Total
	(In thousands)			(In thousands)
Major Goods/Service Lines
Supply chain management services	$91,911	$—	$91,911	$87,166	$—	$87,166
Marketing solutions offerings	—	123,117	123,117	—	118,447	118,447
Other	424	—	424	610	—	610
	$92,335	$123,117	$215,452	$87,776	$118,447	$206,223
Timing of Revenue Recognition
Goods transferred over time	$—	$123,117	$123,117	$—	$118,447	$118,447
Services transferred over time	92,335	—	92,335	87,776	—	87,776
	$92,335	$123,117	$215,452	$87,776	$118,447	$206,223

	Six Months Ended January 31, 2020			Six Months Ended January 31, 2019
	Supply Chain	Direct Marketing	Consolidated Total	Supply Chain	Direct Marketing	Consolidated Total
	(In thousands)			(In thousands)
Major Goods/Service Lines
Supply chain management services	$183,616	$—	$183,616	$173,792	$—	$173,792
Marketing solutions offerings	—	256,120	256,120	—	246,541	246,541
Other	869	—	869	1,023	—	1,023
	$184,485	$256,120	$440,605	$174,815	$246,541	$421,356
Timing of Revenue Recognition
Goods transferred over time	$—	$256,120	$256,120	$—	$246,541	$246,541
Services transferred over time	184,485	—	184,485	174,815	—	174,815
	$184,485	$256,120	$440,605	$174,815	$246,541	$421,356
Supply chain management services.
ModusLink's revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer's behalf as part of its service to them. The majority of these arrangements consist of two distinct performance obligations (i.e., warehousing/inventory management service and a separate kitting/packaging/assembly service), revenue related to each of which is recognized over time as services are performed using an input method based on the level of efforts expended.
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

The table below presents information for the Company's contract balances:

	January 31, 2020	July 31, 2019
	(In thousands)
Accounts receivable, trade, net	$118,291	$112,141
Contract assets	$23,546	$21,473

Deferred revenue - current	$3,895	$2,967
Deferred revenue - long-term	98	62
Total deferred revenue	$3,993	$3,029
Remaining Performance Obligations
Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the six months ended January 31, 2020, were as follows:

Six Months Ended January 31, 2020
(In thousands)
Balance at beginning of period	$3,029
Deferral of revenue	2,669
Recognition of deferred amounts upon satisfaction of performance obligation	(1,705)
Balance at end of period	$3,993
We expect to recognize approximately $3.9 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

(12)	INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the six months ended January 31, 2020, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of January 31, 2020, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.1 million. As of July 31, 2019, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.4 million.
Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of January 31, 2020 and July 31, 2019, the liabilities for interest expense related to uncertain tax positions were $0.2 million and $0.2 million, respectively. The Company has accrued $0.2 million for penalties related to income tax positions. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2014 through July 31, 2018. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2013 through 2018 tax years remain subject to examination in most locations, while the Company's 2006 through 2018 tax years remain subject to examination in most Asia locations.
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
The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $160.0 million, respectively, as of July 31, 2019. The federal net operating losses will expire from fiscal year 2022 through 2038 and the state net operating losses will expire from fiscal year 2019 through 2039. The Company's ability to use its Tax Benefits would be substantially limited if the Company undergoes an Ownership Change. The Tax Plan is intended to prevent an Ownership Change of the Company that would impair the Company's ability to utilize its Tax Benefits.
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
Initially, the Rights will be attached to all certificates representing shares of Common Stock then outstanding, and no separate rights certificates will be distributed. In the case of book entry shares, the Rights will be evidenced by notations in the book entry accounts. Subject to certain exceptions specified in the Tax Plan, the Rights will separate from the Common Stock and a distribution date (the "Distribution Date") will occur upon the earlier of (i) ten (10) business days following a public announcement that a stockholder (or group) has become a beneficial owner of 4.99-percent or more of the shares of Common Stock then outstanding or (ii) ten (10) business days (or such later date as the Board determines) following the commencement of a tender offer or exchange offer that would result in a person or group becoming a 4.99 percent stockholder.
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

(13)	EARNINGS (LOSS) PER SHARE
The following table reconciles earnings (loss) per share for the three and six months ended months ended January 31, 2020 and 2019:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income (loss)	$(3,557)	$(11,753)	$1,235	$(19,118)
Less: Preferred dividends on redeemable preferred stock	(531)	(536)	(1,067)	(1,073)
Net income (loss) attributable to common stockholders	$(4,088)	$(12,289)	$168	$(20,191)

Weighted average common shares outstanding	61,538	60,935	61,469	60,974
Weighted average common equivalent shares arising from restricted stock	—	—	13	—
Weighted average number of common and potential common shares	61,538	60,935	61,482	60,974
Basic net earnings (loss) per share attributable to common stockholders	$(0.07)	$(0.20)	$0.00	$(0.33)
Diluted net earnings (loss) per share attributable to common stockholders	$(0.07)	$(0.20)	$0.00	$(0.33)
Basic net earnings (loss) per common share is calculated using the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method).
For the three months ended January 31, 2020 and 2019, approximately 24.5 million and 28.9 million, respectively, common stock equivalent shares were excluded from the denominator in the calculation of diluted net earnings per share as their inclusion would have been antidilutive. For the six months ended January 31, 2020 and 2019, approximately 24.5 million and 28.9 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net earnings per share as their inclusion would have been antidilutive.

(14)	COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Unrealized Gains (Losses) on Securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2019	$5,017	$(4,079)	$96	$1,034
Foreign currency translation adjustment	677	—	—	677
Net unrealized holding loss on securities	—	—	(96)	(96)
Pension liability adjustments	—	(2)	—	(2)
Net current-period other comprehensive income (loss)	677	(2)	(96)	579
Accumulated other comprehensive income (loss) at January 31, 2020	$5,694	$(4,081)	$—	$1,613

	Foreign Currency Items	Pension Items	Unrealized Gains (Losses) on Securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2018	$6,348	$(3,795)	$181	$2,734
Foreign currency translation adjustment	332	—	—	332
Net unrealized holding loss on securities	—	—	(89)	(89)
Pension liability adjustments	—	(64)	—	(64)
Net current-period other comprehensive income (loss)	332	(64)	(89)	179
Accumulated other comprehensive income (loss) at January 31, 2019	$6,680	$(3,859)	$92	$2,913

(15)	SEGMENT INFORMATION
The Company has two operating segments: Supply Chain and Direct Marketing. The Company determined that its two reportable segments are the same as its operating segments. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated. Management evaluates segment performance based on segment net revenue and operating income (loss).
Summarized financial information by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(In thousands)
Net revenue:
Supply Chain	$92,335	$87,776	$184,485	$174,815
Direct Marketing	123,117	118,447	256,120	246,541
	$215,452	$206,223	$440,605	$421,356
Operating income (loss):
Supply Chain	$5,763	$(141)	$12,273	$1,541
Direct Marketing	4,217	6,695	15,420	11,462
Total segment operating income	9,980	6,554	27,693	13,003
Corporate-level activity	(2,807)	(4,428)	(5,778)	(7,341)
Total operating income	7,173	2,126	21,915	5,662
Total other expense	(9,542)	(12,474)	(18,137)	(22,264)
Income (loss) before income taxes	$(2,369)	$(10,348)	$3,778	$(16,602)

	January 31, 2020	July 31, 2019
	(In thousands)
Total assets:
Supply Chain	$141,053	$112,712
Direct Marketing	619,729	600,390
Sub-total—segment assets	760,782	713,102
Corporate	28,113	18,461
	$788,895	$731,563

Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(In thousands)
Services:
Supply Chain	$92,335	$87,776	$184,485	$174,815
Products:
Direct Marketing	123,117	118,447	256,120	246,541
	$215,452	$206,223	$440,605	$421,356
Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(In thousands)
United States	$145,293	$136,347	$299,714	$282,411
China	32,569	37,910	72,026	74,521
Netherlands	11,071	14,403	21,719	29,347
Other	26,519	17,563	47,146	35,077
	$215,452	$206,223	$440,605	$421,356

(16)	RELATED PARTY TRANSACTIONS
As of January 31, 2020, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd., Steel Partners, Ltd., beneficially owned approximately 56.3% of our outstanding capital stock, including shares of Series C Convertible Preferred Stock, par value $0.01 per share that vote on an as-converted basis together with our Common Stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services Ltd. ("Steel Services"). Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below. William T. Fejes, Jr., the Chief Operating Officer of Steel Holdings, was also appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into that certain SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024. As of January 31, 2020 and July 31, 2019, SPHG Holdings held $14.9 million principal amount of the Company's 7.50% Convertible Senior Note. As of January 31, 2020 and July 31, 2019, the net carrying value of the SPHG Note was $8.3 million and $7.4 million, respectively.
Preferred Stock Transaction
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
Management Services Agreement
On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC ("SP Corporate"), effective as of January 1, 2015 (the "2015 Management Services Agreement"). SP Corporate, and its successor, is an indirect wholly-owned subsidiary of Steel Holdings and is a related party. Pursuant to this agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers and other corporate services. On June 14, 2019, the Company entered into a new agreement (the "2019 Management Services Agreement") with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings. The 2019 Management Services Agreement was effective as of June 1, 2019. The 2019 Management Services Agreement supersedes all prior agreements between the Company and Steel Services, including the 2015 Management Services Agreement. Total expenses incurred related to the 2015 Management Services Agreement and the 2019 Management Services Agreement for the three months ended January 31, 2020 and 2019 were $0.9 million and $0.4 million, respectively. Total expenses incurred related to the 2015 Management Services Agreement and the 2019 Management Services Agreement for the six months ended January 31, 2020 and 2019 were $1.7 million and $0.7 million, respectively. As of January 31, 2020 and July 31, 2019, amounts due to Steel Services were $0.3 million and $0.5 million, respectively.

(17)	FAIR VALUE MEASUREMENTS
ASC 820 provides that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following tables present the Company's financial assets measured at fair value on a recurring basis as of January 31, 2020 and July 31, 2019, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	January 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds	$526	$526	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$365	$365	$—	$—
There were no transfers between Levels 1, 2 or 3 during any of the periods presented.
When available, quoted prices are used to determine fair value. When quoted prices in active markets are available, investments are classified within Level 1 of the fair value hierarchy. When quoted prices in active markets are not available, fair values are determined using pricing models, and the inputs to those pricing models are based on observable market inputs. The inputs to the pricing models are typically benchmark yields, reported trades, broker-dealer quotes, issuer spreads and benchmark securities, among others.
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
Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, restricted cash and debt, and are reflected in the financial statements at carrying value. With the exception of the SPHG Note and long-term debt, carrying value approximates fair value for these items due to their short-term nature. We believe that the carrying value of the liability component of the SPHG Note and our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets are money market funds. These are valued at quoted market prices in active markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this report and the risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 15, 2019. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview
Steel Connect, Inc. (the "Company") is a diversified holding company with two wholly-owned subsidiaries, ModusLink Corporation ("ModusLink" or "Supply Chain") and IWCO Direct Holdings, Inc. ("IWCO Direct" or "IWCO"), that have market-leading positions in supply chain management and direct marketing.
Supply Chain
Historically, a significant portion of our revenue from our Supply Chain business has been generated from clients in the computer and software markets. These markets, while large in size, are mature and, as a result, gross margins in these markets tend to be lower than other markets ModusLink operates in. To address this, in addition to the computer and software markets, ModusLink has expanded its sales focus to include additional markets such as communications and consumer electronics, with a long-term focus on expanding in growth industries, such as the connected home and connected healthcare, among others. ModusLink believes these markets, and other verticals it operates in, may experience faster growth than its historical markets and represent opportunities to realize higher gross margins on the services it offers. Companies in these markets often have significant need for a supply chain partner who will be an extension to their business models. ModusLink believes the scope of its service offerings, including value-added warehousing and distribution, repair and recovery, aftersales, returns management, financial management, entitlement management, contact center support, material planning and factory supply, and e-Business will increase the overall value of the supply chain solutions it delivers to its existing clients and to new clients.
As a large portion of the Supply Chain revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, our operating performance has been and may continue to be adversely affected by declines in the overall performance within these sectors and uncertainty affecting the world economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting revenue, gross margin and overall operating performance. Additionally, the markets for the Supply Chain services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients' completed packaged product, can also have the effect of reducing our revenue and gross margin opportunities. As a result of these competitive and client pressures, the gross margins in our supply chain business are low.
Many of the Supply Chain business' clients products are subject to seasonal consumer buying patterns. As a result, the services ModusLink provides to its clients are also subject to seasonality, with higher revenue and operating income typically being realized from handling its clients' products during the first half of our fiscal year, which includes the holiday selling season.
IWCO Direct
As a leading provider of data-driven direct marketing solutions, IWCO Direct's products and services help clients create more effective marketing offers and communications across all marketing channels to create new and more loyal customers. With a nearly 50-year legacy of printing and mailing services, IWCO Direct's full range of expanded marketing services includes strategy, creative and execution for omnichannel marketing campaigns, along with one of the industry's most sophisticated postal logistics strategies for direct mail. Through Mail-Gard®, IWCO Direct offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services.
IWCO Direct's services include (a) development of direct mail and omnichannel marketing strategies, (b) creative services to design direct mail, email and online marketing, (c) printing and compiling of direct mail pieces into envelopes ready for mailing, (d) commingling services to sort mail produced for various customers by destination to achieve optimized postal savings and (e) business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, Multiple-System Operations (MSO) (cable or direct-broadcast satellite TV systems), insurance and to a lesser extent subscription/services, healthcare, travel/hospitality and other. Direct mail is a critical piece of marketing for most of its current customers who use direct mail to acquire new customers. Management believes that direct mail will remain an important part of its customers' strategy for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.
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
Historically, a limited number of key clients had accounted for a significant percentage of the Company's revenue. For the three and six months ended January 31, 2020, the Company's ten largest clients accounted for approximately 57.6% and 54.7% of consolidated net revenue, respectively. One client from the computing market accounted for more than 10% of the Company's consolidated net revenue for both the three and six months ended January 31, 2020. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for the Company's clients, it expects to offset the adverse financial impact such factors may bring about.
Basis of Presentation
The Company has two operating segments: Supply Chain and Direct Marketing. The Company determined that its two reportable segments are the same as its operating segments. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated.
During the three months ended October 31, 2019, the Company recorded a $6.4 million adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities. Had this correction been recorded for the fiscal year ended July 31, 2019, the Company's selling, general and administrative expenses and net loss for that period would have been reduced to $137.7 million and $60.3 million, respectively. The Company's accrued expenses as of July 31, 2019 would have been reduced to $106.3 million.
Results of Operations
Three months ended January 31, 2020 compared to the three months ended January 31, 2019

Net Revenue:

	Three Months Ended January 31, 2020	As a % of Total Net Revenue	Three Months Ended January 31, 2019	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$92,335	42.9%	$87,776	42.6%	$4,559	5.2%
Direct Marketing	123,117	57.1%	118,447	57.4%	4,670	3.9%
Total	$215,452	100.0%	$206,223	100.0%	$9,229	4.5%
Net revenue increased by approximately $9.2 million during the three months ended January 31, 2020, as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the quarter ended January 31, 2020, as compared to the same period in the prior year. During the three months ended January 31, 2020, net revenue for the Supply Chain segment increased by approximately $4.6 million. This increase in net revenue was primarily driven by an increase in revenue associated with clients in the computing market, offset partially by decreased revenues from clients in the consumer electronics and consumer products industries. Within the Direct Marketing segment, net revenue increased by approximately $4.7 million primarily driven by an increase in the average price per package mailed, partially offset by lower volume.

Cost of Revenue:

	Three Months Ended January 31, 2020	As a % of Segment Net Revenue	Three Months Ended January 31, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$75,573	81.8%	$78,750	89.7%	$(3,177)	(4.0)%
Direct Marketing	94,630	76.9%	89,930	75.9%	4,700	5.2%
Total	$170,203	79.0%	$168,680	81.8%	$1,523	0.9%
Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management and direct marketing services, as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended January 31, 2020 included materials procured on behalf of our supply-chain clients of $53.8 million, as compared to $50.4 million for the same period in the prior year, an increase of $3.4 million. Total cost of revenue increased by $1.5 million for the three months ended January 31, 2020, as compared to the same period in the prior year, primarily due to increased material costs, offset partially related to labor costs. Gross margin percentage for the current quarter increased to 21.0% from 18.2% in the prior year quarter, primarily due to improved customer mix and lower labor costs, offset partially by an increase in material costs.
For the three months ended January 31, 2020, the Company's gross margin percentages within the Supply Chain and Direct Marketing segments were 18.2% and 23.1%, respectively, as compared to gross margin percentages within the Supply Chain and Direct Marketing segments of 10.3% and 24.1%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended January 31, 2020. In the Supply Chain segment, the 787 basis point improvement in gross margin, from 10.3% to 18.2%, was primarily due to improved customer mix and a decrease in labor costs. Direct Marketing's 94 basis point decrease in gross margin, from 24.1% to 23.1%, was primarily due to lower volumes and increased material costs, partially offset by an increase in the average price per package mailed.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2020	As a % of Segment Net Revenue	Three Months Ended January 31, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$10,999	11.9%	$9,167	10.4%	$1,832	20.0%
Direct Marketing	17,359	14.1%	14,031	11.8%	3,328	23.7%
Sub-total	28,358	13.2%	23,198	11.2%	5,160	22.2%
Corporate-level activity	2,807		4,428		(1,621)	(36.6)%
Total	$31,165	14.5%	$27,626	13.4%	$3,539	12.8%
Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended January 31, 2020 increased by approximately $3.5 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Supply Chain segment increased due to an increase in employee related costs and restructuring costs, offset partially by a decrease in other costs. Selling, general and administrative expenses for the Direct Marketing segment increased due to changes in accrued taxes and other costs. Corporate-level activity decreased primarily due to a reduction in employee related costs and other expenses. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended January 31, 2020.
Amortization of Intangible Assets:
The intangible asset amortization of $6.9 million and $7.8 million, respectively, during the three months ended January 31, 2020 and 2019, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO. Acquired intangible assets include trademarks, tradenames and customer relationships. The trademarks and tradenames intangible assets are being amortized on a straight-line basis over a 3 year estimated useful life. The customer relationship intangible asset is being amortized on a double-declining basis over an estimated useful life of 15 years.
Interest Expense:
During the three months ended January 31, 2020 and 2019, interest expense totaled approximately $8.7 million and $11.0 million, respectively. The decrease in interest expense is primarily due to the maturity and settlement of the Company's 5.25% Convertible Senior Notes on March 1, 2019.
Other Losses, Net:
The Company recorded $0.8 million and $1.5 million of foreign exchange losses during the three months ended January 31, 2020 and 2019, respectively.
Income Tax Expense:
During the three months ended January 31, 2020, the Company recorded income tax expense of approximately $1.2 million, as compared to income tax expense of $1.4 million for the same period in the prior fiscal year.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Results of Operations
Six months ended January 31, 2020 compared to the six months ended January 31, 2019

Net Revenue:

	Six Months Ended January 31, 2020	As a % of Total Net Revenue	Six Months Ended January 31, 2019	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$184,485	41.9%	$174,815	41.5%	$9,670	5.5%
Direct Marketing	256,120	58.1%	246,541	58.5%	9,579	3.9%
Total	$440,605	100.0%	$421,356	100.0%	$19,249	4.6%
Net revenue increased by approximately $19.2 million during the six months ended January 31, 2020, as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the six months ended January 31, 2020, as compared to the same period in the prior year. During the six months ended January 31, 2020, net revenue for the Supply Chain segment increased by approximately $9.7 million. This increase in net revenue was primarily driven by an increase in revenue associated with clients in the computing market, offset partially by decreased revenues from clients in the consumer electronics and consumer products industries. Within the Direct Marketing segment, net revenue increased by approximately $9.6 million primarily driven by an increase in the average price per package mailed, partially offset by lower volume.

Cost of Revenue:

	Six Months Ended January 31, 2020	As a % of Segment Net Revenue	Six Months Ended January 31, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$151,890	82.3%	$155,002	88.7%	$(3,112)	(2.0)%
Direct Marketing	199,220	77.8%	190,611	77.3%	8,609	4.5%
Total	$351,110	79.7%	$345,613	82.0%	$5,497	1.6%
Cost of revenue for the six months ended January 31, 2020 included materials procured on behalf of our supply-chain clients of $106.7 million, as compared to $99.3 million for the same period in the prior year, an increase of $7.4 million. Total cost of revenue increased by $5.5 million for the six months ended January 31, 2020, as compared to the same period in the prior year, primarily due to increased material costs, partially offset by reduced labor costs. Gross margin percentage for the six months ended January 31, 2020 increased to 20.3% from 18.0% in the prior year quarter, primarily due to improved customer mix and lower labor costs, offset partially by an increase in material costs.
For the six months ended January 31, 2020, the Company's gross margin percentages within the Supply Chain and Direct Marketing segments were 17.7% and 22.2%, respectively, as compared to gross margin percentages within the Supply Chain and Direct Marketing segments of 11.3% and 22.7%, respectively, for the same period of the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on gross margin for the quarter ended January 31, 2020. In the Supply Chain segment, the 633 basis point improvement in gross margin, from 11.3% to 17.7%, was primarily due to improved customer mix and a decrease in labor costs. Direct Marketing's 47 basis point decrease in gross margin, from 22.7% to 22.2%, was primarily due to lower volumes and increased material costs, partially offset by an increase in the average price per package mailed.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2020	As a % of Segment Net Revenue	Six Months Ended January 31, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Supply Chain	$20,322	11.0%	$18,272	10.5%	$2,050	11.2%
Direct Marketing	27,292	10.7%	28,578	11.6%	(1,286)	(4.5)%
Sub-total	47,614	10.8%	46,850	11.1%	764	1.6%
Corporate-level activity	5,778		7,341		(1,563)	(21.3)%
Total	$53,392	12.1%	$54,191	12.9%	$(799)	(1.5)%
Selling, general and administrative expenses during the six months ended January 31, 2020 decreased by approximately $0.8 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Supply Chain segment increased to due to an increase in employee related costs and restructuring costs, offset partially by a decrease in other costs. Selling, general and administrative expenses for the Direct Marketing segment decreased due to changes in accrued taxes of $4.0 million, offset partially by higher employee related costs of $2.7 million. Corporate-level activity decreased primarily due to a reduction in employee related costs, share-based compensation expense and other expenses. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the six months ended January 31, 2020.
Amortization of Intangible Assets:
The intangible asset amortization of $14.2 million and $15.9 million, respectively, during the six months ended January 31, 2020 and 2019, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO.
Interest Expense:
During the six months ended January 31, 2020 and 2019, interest expense totaled approximately $17.9 million and $22.0 million, respectively. The decrease in interest expense is primarily due to the maturity and settlement of the Company's 5.25% Convertible Senior Notes on March 1, 2019.
Other Losses, Net:
The Company recorded $0.3 million and $0.7 million of foreign exchange losses during the six months ended January 31, 2020 and 2019, respectively.
Income Tax Expense:
During the six months ended January 31, 2020, the Company recorded income tax expense of approximately $2.5 million, as compared to income tax expense of $2.5 million for the same period in the prior fiscal year.
Liquidity and Capital Resources
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of January 31, 2020, the Company's primary sources of liquidity consisted of cash and cash equivalents of $30.2 million. Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform") there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.
For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in 2019 relating to this aspect of the U.S. Tax Reform. In future years, under the U.S. Tax Reform the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.

On June 30, 2014, two direct and wholly-owned subsidiaries of the Company (the "Borrowers") and certain subsidiaries of the Borrowers acting as guarantors (the "Guarantors"), entered into a Revolving Credit and Security Agreement (the "Credit Agreement"), as borrowers and guarantors, with PNC Bank, as a lender and as agent for the lenders ("Agent"). The Credit Agreement had a five year term which was to expire on June 30, 2019. On April 30, 2019, the Borrowers and Guarantors entered into a Second Amendment to Revolving Credit and Security Agreement (the "Second Amendment") by and among the Borrowers, the Guarantors, the financial institutions named as parties thereto from time to time as lenders (collectively, the "Lenders") and PNC Bank as Agent. The Second Amendment amended the Credit Agreement in order to, among other things, (i) reduce the aggregate Revolving Commitment Amounts (as defined in the Credit Agreement) of the Lenders and the related Maximum Revolving Advance Amount (as defined in the Credit Agreement) available to Borrowers under the Credit Agreement, from $50.0 million to $25.0 million, and (ii) extend the maturity of the term under the Credit Agreement by six months from June 30, 2019 to December 31, 2019. On December 31, 2019, the Credit Agreement was terminated in accordance with the terms thereof, and all outstanding amounts thereunder were repaid.
On December 15, 2017, MLGS Merger Company, Inc. ("MLGS"), a wholly-owned subsidiary of the Company, entered into a Financing Agreement (the "Financing Agreement"), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly-owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the Company's acquisition of IWCO (the "IWCO Acquisition"), Borrower became the borrower under the Financing Agreement.
The Financing Agreement provides for $393.0 million term loan facility (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Facility") (together, the "Cerberus Credit Facility"). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the IWCO Acquisition, (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower's option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1.5 million and each such installment to be due and payable, in arrears, on the last day of each calendar quarter, which commenced on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual "excess cash flow sweep" of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower's "excess cash flow" prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO's subsidiaries. The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the three month ended January 31, 2020, the Company did not trigger any of these covenants. At January 31, 2020 and July 31, 2019, IWCO had a readily available borrowing capacity under its Revolving Facility of $19.0 million and $19.0 million, respectively. As of January 31, 2020 and July 31, 2019, the Company had a balance outstanding on the Revolving Facility of $6.0 million and $6.0 million, respectively. As of January 31, 2020 and July 31, 2019, the principal amount outstanding on the Term Loan was $372.1 million and $375.1 million, respectively.
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

At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as ("PIK Interest")), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with NASDAQ Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date.
On December 31, 2019, ModusLink, as borrower, and certain of the its subsidiaries as guarantors (the "MidCap Guarantors"), entered into a revolving credit and security agreement (the "MidCap Credit Agreement"), with MidCap Financial Trust, as lender and as agent ("MidCap").  The MidCap Credit Agreement, which has a three year term, provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit. The actual maximum credit available under the MidCap Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of (a) eligible accounts receivable; plus (b) the least of (i) the orderly liquidation value of eligible inventory, (ii) the value of eligible inventory based on first-in-first-out cost or market cost and other adjustments, and (iii) $4.5 million; minus (c) reserves; all as specified in the MidCap Credit Agreement. Amounts borrowed under the MidCap Credit Agreement are due and payable, together with all unpaid interest, fees and other obligations, on December 31, 2022. Generally, borrowings under the MidCap Credit Agreement bear interest at a rate per annum equal to the LIBOR Rate (as defined in the MidCap Credit Agreement), which is subject to adjustment by MidCap, plus a margin of 4% per annum. In addition to paying interest on outstanding principal under the MidCap Credit Agreement, ModusLink is required to pay an unused line fee of 0.50% per annum. ModusLink is also required to pay a customary letter of credit fee equal to the applicable margin on loans bearing interest at the LIBOR Rate.
Obligations under the MidCap Credit Agreement are guaranteed by the MidCap Guarantors, and the MidCap Credit Agreement is secured by security interests in substantially all of the assets of ModusLink and the MidCap Guarantors, including a pledge of all of the equity interests of each subsidiary of ModusLink that is a domestic entity (subject to certain limited exceptions). Steel Connect, Inc. is not a borrower or a guarantor under the MidCap Credit Agreement. The MidCap Credit Agreement includes certain representations and warranties of ModusLink, as well as events of default and certain affirmative and negative covenants that are customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and dispositions by ModusLink, as well as limitations on ModusLink's ability to make certain distributions and to enter into transactions with affiliates. The MidCap Credit Agreement requires compliance with certain financial covenants providing for the maintenance of a minimum fixed charge coverage ratio, all as more fully described in the MidCap Credit Agreement. Upon the occurrence and during the continuation of an event of default under the MidCap Credit Agreement, MidCap may, among other things, declare all obligations under the MidCap Credit Agreement immediately due and payable and increase the interest rate at which loans and other obligations under the MidCap Credit Agreement bear interest. At January 31, 2020, the Company had a readily available borrowing capacity under its MidCap Credit Facility of $6.8 million. As of January 31, 2020, the Company did not have any balance outstanding on the MidCap Credit Facility.
Consolidated working capital deficit was $44.6 million at January 31, 2020, compared with $43.5 million at July 31, 2019. Included in the working capital deficit were cash and cash equivalents of $30.2 million at January 31, 2020 and $32.5 million at July 31, 2019. The increase in the working capital deficit was primarily driven by increase in lease liabilities recognized due to the adoption of new accounting standards, offset partially by the increase in accounts receivable and decrease in accrued expenses.
Net cash provided by operating activities was $14.9 million for the six months ended January 31, 2020, as compared to net cash provided by operating activities of $15.5 million for the six months ended January 31, 2019. During the six months ended January 31, 2020, non-cash items within net cash used in operating activities included depreciation expense of $11.4 million, amortization of intangible assets of $14.2 million, amortization of deferred financing costs of $0.1 million, accretion of debt discount of $0.8 million, share-based compensation of $0.4 million and other losses, net, of $0.3 million. During the six months ended January 31, 2019, non-cash items within net cash provided by operating activities included depreciation expense of $10.5 million, amortization of intangible assets of $15.9 million, amortization of deferred financing costs of $0.5 million, accretion of debt discount of $2.3 million, share-based compensation of $0.8 million, other losses, net, of $0.7 million and gains on investments in affiliates of $20.0 thousand.
The Company believes that its cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors including the overall performance of the technology sector, the market for outsourcing services and the strength of the Direct Marketing segment.
Investing activities used cash of $10.2 million and $8.9 million during the six months ended January 31, 2020 and 2019, respectively. The $10.2 million of cash used in investing activities during the six months ended January 31, 2020 was primarily related to capital expenditures. The $8.9 million of cash used in investing activities during the six months ended January 31, 2019 was primarily comprised of $9.0 million in capital expenditures.
Financing activities used cash of $4.6 million and $7.8 million during the six months ended January 31, 2020 and 2019, respectively. The $4.6 million of cash used in financing activities during the six months ended January 31, 2020 was primarily comprised of $3.0 million in payments of long-term debt, $1.1 million in payment of preferred dividends and $0.4 million in payments for financing the MidCap Credit Agreement. The $7.8 million of cash used in financing activities during the six months ended January 31, 2019 was primarily comprised of $3.0 million in payments of long-term debt, $1.1 million in payment of preferred dividends and $3.7 million for the purchase of the Company's Convertible Notes.
The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing arrangements.
Contractual Obligations
A summary of the Company's contractual obligations is included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2019. The Company's contractual obligations and other commercial commitments did not change materially between July 31, 2019 and January 31, 2020, except for entry into the MidCap Credit Agreement noted above.
From time to time, the Company agrees to indemnify its clients in the ordinary course of business. Typically, the Company agrees to indemnify its clients for losses caused by the Company. As of January 31, 2020, the Company had no material liabilities with respect to these arrangements.
Critical Accounting Policies
During the six months ended January 31, 2020, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below as well as previously disclosed in management's report on internal controls over financial reporting as reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2019, as filed with the SEC on October 15, 2019, our disclosure controls and procedures were not effective as of July 31, 2019 and January 31, 2020.
A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. In its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2020, management concluded that there was a material weakness in our controls over financial reporting with respect to the Company's information technology general controls; specifically, it was identified that there was a lack of segregation of duties due to the number of users who maintain administrative access and super user access rights and lack of controls related to change management and monitoring program changes related to the enterprise resource planning system at IWCO.
Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
Management has restricted "administrative" access and has improved its controls for user account provisioning and is in the process of implementing controls to monitor segregation of duties conflicts within the enterprise resource planning system at IWCO. In addition, management has enhanced the design and precision level of monitoring controls over program changes, which include systematic logging and testing of all changes within the I.T. environment.
Changes in Internal Control over Financial Reporting
Beginning August 1, 2019, the Company adopted the new accounting standards associated with ASC 842, Leases. The Company implemented changes to our processes related to the accounting for leases and the control activities within them. These included the development of new policies, new training, ongoing review requirements and the gathering of information necessary provided for expanded disclosures.
Except as described in the preceding paragraph, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth under Note 9 - "Contingencies" to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2019, under the heading "Item 1A. Risk Factors," other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company.
Demand for the Company's products and services, or its ability to supply its products and services, may be adversely affected by downturns in general economic conditions, including those caused by public health crises.
Public health crisis or epidemics, such as the recent Coronavirus (COVID-19) emergence, could adversely impact the Company's business. The Company conducts operations in both domestic and international markets. In particular, the Company has a large concentration of employees in Asia, and the Company is also dependent on suppliers in Asia and other regions. If the COVID-19 virus were to spread widely in Asia, Europe or the United States, or in any other country where the Company or its customers or suppliers have a large employee presence or critical operations, it could impair the Company's ability to manage day-to-day service and product delivery, which could adversely impact the Company's operations, including, among other things, its supply chain, and could adversely impact the Company's financial results in future periods.
The interest rates of the Company's credit facilities are principally priced using a spread over LIBOR.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The Company typically uses LIBOR as a reference rate in the Company's credit facilities such that the interest due to our lenders is calculated using LIBOR.
In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR is uncertain. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on the Company’s liquidity or interest expense. If LIBOR ceases to exist, the Company may need to renegotiate its credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Default Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Note applicable.
Item  5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1**
Credit and Security Agreement, dated December 31, 2019, by and among ModusLink Corporation, Sol Holdings, Inc., Saleslink Mexico Holding Corp. and Midcap Financial Trust (incorporated by reference to Exhibit 10.1 of Steel Connect, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2020).

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

101*
The following financial information from Steel Connect, Inc.’s Quarterly Report Form 10-Q for the quarter ended January 31, 2020 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2020 and July 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended January 31, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2020 and 2019 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

±	Furnished herewith.

**
The schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Steel Connect, Inc. agrees to furnish a copy of the omitted schedules to the Securities and Exchange Commission on a supplemental basis upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: March 11, 2020	By:	/S/ DOUGLAS B. WOODWORTH
Douglas B. Woodworth
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)