Form 10-Q
period 2020-04-30
Steel Connect, Inc.
filed 2020-06-08
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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

As of June 1, 2020, there were 62,383,678 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 30, 2020	July 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$90,189	$32,548
Accounts receivable, trade, net of allowance for doubtful accounts of $424 and $1,804 at April 30, 2020 and July 31, 2019, respectively	83,000	112,141
Inventories, net	19,522	23,674
Funds held for clients	17,198	13,516
Prepaid expenses and other current assets	24,341	31,445
Total current assets	234,250	213,324
Property and equipment, net	85,102	91,268
Goodwill	257,128	257,128
Other intangible assets, net	141,799	162,518
Operating right-of-use assets	58,487	—
Other assets	7,900	7,325
Total assets	$784,666	$731,563
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$74,269	$85,898
Accrued expenses	107,918	112,658
Funds held for clients	17,198	13,516
Current portion of long-term debt	4,016	5,732
Current lease obligations	14,104	127
Other current liabilities	56,925	38,919
Total current liabilities	274,430	256,850
Convertible note payable	8,672	7,432
Long-term debt, excluding current portion	366,939	368,505
Long-term lease obligations	45,835	—
Other long-term liabilities	9,464	10,898
Total long-term liabilities	430,910	386,835
Total liabilities	705,340	643,685
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at April 30, 2020 and July 31, 2019	35,175	35,186
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at April 30, 2020 and July 31, 2019; zero shares issued and outstanding at April 30, 2020 and July 31, 2019	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 62,383,678 issued and outstanding shares at April 30, 2020; 61,805,856 issued and outstanding shares at July 31, 2019	624	618
Additional paid-in capital	7,477,910	7,477,327
Accumulated deficit	(7,432,803)	(7,426,287)
Accumulated other comprehensive income (loss)	(1,580)	1,034
Total stockholders' equity	44,151	52,692
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$784,666	$731,563
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net revenue:
Products	$98,284	$116,006	$354,404	$362,547
Services	79,067	77,997	263,552	252,812
Total net revenue	177,351	194,003	617,956	615,359
Cost of revenue	143,881	157,142	494,991	502,755
Gross profit	33,470	36,861	122,965	112,604
Operating expenses:
Selling, general and administrative	25,872	27,426	79,264	81,617
Amortization of intangible assets	6,531	7,278	20,719	23,168
Total operating expenses	32,403	34,704	99,983	104,785
Operating income	1,067	2,157	22,982	7,819
Other income (expense):
Interest income	8	22	38	517
Interest expense	(8,523)	(10,294)	(26,425)	(32,335)
Other gains (losses), net	2,774	(114)	2,509	(832)
Total other expense	(5,741)	(10,386)	(23,878)	(32,650)
Loss before income taxes	(4,674)	(8,229)	(896)	(24,831)
Income tax expense	1,485	1,420	4,028	3,956
Gains on investments in affiliates, net of tax	—	(22)	—	(42)
Net loss	(6,159)	(9,627)	(4,924)	(28,745)
Less: Preferred dividends on redeemable preferred stock	(525)	(525)	(1,592)	(1,598)
Net loss attributable to common stockholders	$(6,684)	$(10,152)	$(6,516)	$(30,343)

Basic net loss per share attributable to common stockholders	$(0.11)	$(0.17)	$(0.11)	$(0.50)
Diluted net loss per share attributable to common stockholders	$(0.11)	$(0.17)	$(0.11)	$(0.50)
Weighted average common shares used in:
Basic loss per share	61,815	61,393	61,583	61,111
Diluted loss per share	61,815	61,393	61,583	61,111
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net loss	$(6,159)	$(9,627)	$(4,924)	$(28,745)
Other comprehensive loss:
Foreign currency translation adjustment	(3,064)	(608)	(2,387)	(276)
Net unrealized holding gain (loss) on securities, net of tax	—	3	(96)	(86)
Pension liability adjustments, net of tax	(129)	—	(131)	(64)
Other comprehensive loss	(3,193)	(605)	(2,614)	(426)
Comprehensive loss	$(9,352)	$(10,232)	$(7,538)	$(29,171)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 31, 2020	62,375,558	$624	$7,477,697	$(7,426,119)	$1,613	$53,815
Net loss	—	—	—	(6,159)	—	(6,159)
Preferred dividends	—	—	—	(525)	—	(525)
Issuance of common stock pursuant to employee stock purchase plan	8,120	—	4	—	—	4
Share-based compensation	—	—	209	—	—	209
Other comprehensive items	—	—	—	—	(3,193)	(3,193)
Balance at April 30, 2020	62,383,678	$624	$7,477,910	$(7,432,803)	$(1,580)	$44,151
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 31, 2019	61,797,807	$618	$7,468,628	$(7,377,622)	$2,913	$94,537
Net loss	—	—	—	(9,627)	—	(9,627)
Equity portion of convertible note	—	—	8,200	—	—	8,200
Preferred dividends	—	—	—	(525)	—	(525)
Issuance of common stock pursuant to employee stock purchase plan	4,389	—	2	—	—	2
Share-based compensation	—	—	404	—	—	404
Other comprehensive items	—	—	—	—	(605)	(605)
Balance at April 30, 2019	61,802,196	$618	$7,477,234	$(7,387,774)	$2,308	$92,386
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at July 31, 2019	61,805,856	$618	$7,477,327	$(7,426,287)	$1,034	$52,692
Net loss	—	—	—	(4,924)	—	(4,924)
Preferred dividends	—	—	—	(1,592)	—	(1,592)
Issuance of common stock pursuant to employee stock purchase plan	17,299	—	8	—	—	8
Restricted stock grants	560,523	6	(6)	—	—	—
Share-based compensation	—	—	581	—	—	581
Other comprehensive items	—	—	—	—	(2,614)	(2,614)
Balance at April 30, 2020	62,383,678	$624	$7,477,910	$(7,432,803)	$(1,580)	$44,151

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at July 31, 2018	60,742,859	$608	$7,467,855	$(7,363,569)	$2,734	$107,628
Net loss	—	—	—	(28,745)	—	(28,745)
Effect of adoption of ASC 606 on August 1, 2018, net of taxes	—	—	—	6,138	—	6,138
Equity portion of convertible note	—	—	8,200	—	—	8,200
Preferred dividends	—	—	—	(1,598)	—	(1,598)
Issuance of common stock pursuant to employee stock purchase plan	13,794	—	15	—	—	15
Restricted stock grants	1,045,543	10	(10)	—	—	—
Share-based compensation	—	—	1,174	—	—	1,174
Other comprehensive items	—	—	—	—	(426)	(426)
Balance at April 30, 2019	61,802,196	$618	$7,477,234	$(7,387,774)	$2,308	$92,386
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,924)	$(28,745)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	17,240	16,331
Amortization of intangible assets	20,719	23,168
Amortization of deferred financing costs	285	703
Accretion of debt discount	1,240	2,741
Impairment of long-lived assets	—	469
Share-based compensation	581	1,174
Other (gains) losses, net	(2,509)	832
Gains on investments in affiliates	—	(42)
Changes in operating assets and liabilities
Accounts receivable, net	28,492	(15,111)
Inventories, net	3,847	859
Prepaid expenses and other current assets	7,538	3,548
Accounts payable and accrued expenses	(14,547)	(2,795)
Refundable and accrued income taxes, net	(793)	(2,059)
Other assets and liabilities	2,882	(4,689)
Net cash provided by (used in) operating activities	60,051	(3,616)
Cash flows from investing activities:
Additions of property and equipment	(11,477)	(11,840)
Proceeds from the disposition of property and equipment	12	19
Proceeds from the sale of available-for-sale securities	163	—
Proceeds from investments in affiliates	—	42
Net cash used in investing activities	(11,302)	(11,779)
Cash flows from financing activities:
Proceeds from issuance of convertible note	—	14,940
Proceeds from revolving lines of credit, net	19,000	10,000
Payments on maturity of convertible notes	—	(63,925)
Payment of long-term debt	(3,076)	(13,376)
Payment of preferred dividends	(1,563)	(1,598)
Payment of debt financing and amendment costs	(914)	—
Purchase of the Company's convertible notes	—	(3,700)
Repayments on capital lease obligations	(83)	(114)
Proceeds from issuance of common stock	8	15
Net cash provided by (used in) financing activities	13,372	(57,758)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(798)	(239)
Net increase (decrease) in cash, cash equivalents and restricted cash	61,323	(73,392)
Cash, cash equivalents and restricted cash, beginning of period	46,064	103,826
Cash, cash equivalents and restricted cash, end of period	$107,387	$30,434
Cash and cash equivalents, end of period	$90,189	$20,364
Funds held for clients, end of period	17,198	10,070
Cash, cash equivalents and restricted cash, end of period	$107,387	$30,434
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	NATURE OF OPERATIONS
Steel Connect, Inc. (the "Company") together with its consolidated subsidiaries, operates through its wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO Direct" or "IWCO") and ModusLink Corporation ("ModusLink" or "Supply Chain").
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
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include current cash and cash equivalents, ModusLink's credit agreement with MidCap Financial Trust ("MidCap"), IWCO's revolving credit facility, and cash, if any, provided by operating activities. The Company's expectations regarding its ability to use its existing cash to continue funding its operations are based on assumptions that may prove to be inaccurate, and the Company may require capital resources sooner than currently expected. While the Company believes it will be able to access this additional liquidity based on existing information, the assumptions underlying this belief may also later prove to be inaccurate.
As of April 30, 2020 and July 31, 2019, the Company had cash and cash equivalents of $90.2 million and $32.5 million, respectively. As of April 30, 2020, the Company had a working capital deficit of $40.2 million, which includes accrued pricing liabilities and certain tax related liabilities which the Company believes will not require a cash outlay in the next twelve months. As of April 30, 2020, ModusLink had a readily available borrowing capacity under its revolving credit facility of $5.7 million. As of April 30, 2020, IWCO Direct had no available borrowing capacity under its revolving facility as it had fully borrowed the $25.0 million under the facility as part of a comprehensive precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in global markets resulting from the novel Coronavirus ("COVID-19") outbreak. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the remainder of 2020. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. The effects of COVID-19 required temporary closures of certain of ModusLink's facilities for short periods of time. Additionally, although IWCO is operating as an essential business, it has reduced operating levels and labor shifts due to lower sales volume. As of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities.
Additionally, to help mitigate the financial impact of the COVID-19 pandemic, the Company has initiated cost reduction actions, including deferral of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The Company continues its focus on cash management and liquidity, which includes elimination of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and borrowing from its revolving credit facilities as a precautionary measure to preserve financial flexibility (as further discussed above in this Note 1 and in Note 8 - "Debt"). The Company will evaluate further actions if circumstances warrant.
Currently, the Company anticipates that the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on the Company's business. However, as the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business for the remainder of fiscal 2020 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.

(2)	BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2019, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2019, as amended by Amendment No. 1 filed on November 26, 2019. The results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the nine months ended April 30, 2020, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
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
Certain reclassifications have been made to conform prior-period amounts to the current-period presentation.

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
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This standard was created to simplify the accounting for share-based payments to nonemployees and provides guidance on how to account for share-based payment awards issued in transactions in which a grantor acquires goods or services to be used or consumed in the grantor's own operations. The amendments in ASU 2018-07 are effective for the Company's 2020 fiscal year. The adoption of the accounting standard did not have a material impact on the Company's financial statements.
Accounting Standards Issued and Not Yet Implemented
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Loses on Financial Instruments, an accounting standard update that requires measurement and recognition of expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2024 on a modified retrospective basis which requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The new guidance is effective for the Company's first quarter of fiscal year 2022. The Company does not expect that the adoption of this new guidance will have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is intended to provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate, known as LIBOR, or by another reference rate expected to be discontinued. This optional guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

(4)	INVENTORIES
Inventories, net consisted of the following:

	April 30, 2020	July 31, 2019
	(In thousands)
Raw materials	$18,060	$21,322
Work-in-process	309	587
Finished goods	1,153	1,765
	$19,522	$23,674

(5)	GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill of $257.1 million as of April 30, 2020 relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. The Company has not previously recognized any impairment losses for this reporting unit.
Other intangible assets, net, as of April 30, 2020, include trademarks and tradenames, and customer relationships. The trademarks and tradenames intangible assets are being amortized on a straight-line basis and the customer relationship intangible assets are being amortized on a double-declining basis over their estimated useful lives.

The table below presents information for the Company's intangible assets:

		April 30, 2020			July 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(In thousands)
Customer relationships	15	$192,730	$55,206	$137,524	$192,730	$39,617	$153,113
Trademarks and trade names	3	20,520	16,245	4,275	20,520	11,115	9,405
Total		$213,250	$71,451	$141,799	$213,250	$50,732	$162,518

The table below presents amortization expense recorded by the Company for other intangible assets:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(In thousands)
Customer relationships	$4,825	$5,564	$15,589	$18,038
Trademarks and trade names	1,706	1,714	5,130	5,130
Total	$6,531	$7,278	$20,719	$23,168
As of April 30, 2020, the Company reviewed its goodwill and other intangible assets for indicators of impairment as a result of the impact of the COVID-19 pandemic, and as a result, the Company believes that indicators of impairment were present for all these asset classes due to a general deterioration in macroeconomic conditions, reduced cash flow projections and a significant decline in the Company's market capitalization. The Company performed a quantitative impairment test of goodwill. The Company calculated the fair value of the Direct Marketing reporting unit using a discounted cash flow ("DCF") valuation approach, which indicated the fair value of the reporting unit exceeded its carrying value by greater than $30.0 million and therefore, as of April 30, 2020, there was no goodwill impairment. The DCF calculation was dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as expected long-term growth rates for cash flows. All of these factors are affected by economic conditions related to the industries in which the Company and its customers operate, as well as in conditions in the global capital markets. The discount rates utilized in the DCF valuation are based upon our weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider the risk inherent in future cash flows of the reporting unit.
The Company performed a qualitative assessment of whether it was more likely than not that its other intangibles assets were impaired as of April 30, 2020. The Company reviewed its previous forecasts and assumptions based on the Company's current projections, that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, including the duration and extent of impact to our businesses from the COVID-19 pandemic. Based upon that assessment, the Company concluded it was not more likely than not that the other intangible assets were impaired as of April 30, 2020.
However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that goodwill and other intangible assets may become impaired.

(6)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	April 30, 2020	July 31, 2019
Accrued Expenses	(In thousands)
Accrued taxes	$56,722	$59,057
Accrued compensation	21,526	22,584
Accrued worker's compensation	4,698	4,549
Accrued audit, tax and legal	3,918	3,148
Accrued contract labor	826	1,650
Accrued interest	180	467
Accrued other	20,048	21,203
	$107,918	$112,658

	April 30, 2020	July 31, 2019
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$14,309	$14,309
Customer postage deposits	7,697	11,816
Revolving credit facility	25,000	6,000
Other	9,919	6,794
	$56,925	$38,919
As of April 30, 2020 and July 31, 2019, the Company had accrued taxes of $56.7 million and $59.1 million, respectively, which reflected the Company's estimate for certain tax related liabilities. During the three months ended October 31, 2019, the Company recorded a $6.4 million adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities. As of both April 30, 2020 and July 31, 2019, the Company had accrued pricing liabilities of approximately $14.3 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of April 30, 2020 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.

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
Lease Expense

The components of the Company's lease expense are presented below:

	Three Months Ended April 30, 2020	Nine Months Ended April 30, 2020
	(In thousands)
Operating lease cost	$2,837	$12,469
Short-term lease expense	1,802	2,254
Variable lease cost	4	50
Amortization of finance lease assets	2	38
Interest on finance lease liabilities	1	9
	$4,646	$14,820
Lease Commitments

The Company's future minimum lease payments required under operating and finance leases that have commenced as of April 30, 2020 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2020	$4,054	$19
2021	15,644	76
2022	12,426	76
2023	7,786	37
2024	5,482	—
Thereafter	23,622	—
Total lease payments	69,014	208
Less: imputed interest	9,268	15
Present value of lease payments	59,746	193
Less: current maturities of lease obligations	14,034	70
Long-term lease obligations	$45,712	$123
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
Additional Lease Information

Additional information related to the Company's leases as of April 30, 2020 was as follows:

Weighted average remaining lease term:
Operating leases	6.3	years
Finance leases	2.7	years

Weighted average discount rate:
Operating leases		4.4%
Finance leases		3.8%
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases during the nine months ended April 30, 2020 was as follows (in thousands):

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$11,677
Operating cash flows from finance leases	$7
Financing cash flows from finance leases	$83

(8)	DEBT
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	April 30, 2020	July 31, 2019
	(In thousands)
Cerberus term loan	$372,049	$375,125
7.50% Convertible senior note	14,940	14,940
Principal amount of long-term debt	386,989	390,065
Unamortized debt discount	(6,268)	(7,508)
Unamortized debt issuance costs	(1,094)	(888)
Carrying amount of long-term debt	$379,627	$381,669
Cerberus Credit Facility
On December 15, 2017, MLGS Merger Company, Inc. ("MLGS"), a wholly-owned subsidiary of the Company, entered into a Financing Agreement (the "Financing Agreement"), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly-owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the acquisition of IWCO Direct (the "IWCO Acquisition"), Borrower became the borrower under the Financing Agreement. Steel Connect, Inc. is not a borrower or a guarantor under the Financing Agreement.
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
On March 30, 2020, IWCO entered into Amendment No. 2 to Financing Agreement ("Amendment No. 2"). Amendment No. 2 amends the Financing Agreement to permit Borrower to defer approximately $3.0 million in principal payments, due between March 31, 2020 and June 30, 2020, until loan maturity and to forgo the payment of approximately $4.3 million in principal payments pursuant to the excess cash flow sweep in the Financing Agreement. In addition, while Amendment No. 2 limits the total amount Borrower may distribute to the Company for management fees and tax sharing to $5.0 million during the calendar year ending December 31, 2020, Amendment No. 2 also amends the calculation of the excess cash flow defined in the Financing Agreement, for the same period, to eliminate any adverse impact to Borrower from the distribution limit or from the deferral of principal payments. Borrower is required to continue to make all interest payments. In addition, Amendment No. 2 amends the liquidity requirement from $15.0 million to $14.5 million.
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
During the three months ended April 30, 2020, the Company borrowed on the remaining availability under the Revolving Facility as part of a comprehensive precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 pandemic.
As of April 30, 2020, IWCO Direct had no available borrowing capacity under its Revolving Facility. As of April 30, 2020 and July 31, 2019, the balance outstanding on the Revolving Facility was $25.0 million and $6.0 million, respectively. The following table reflects the components of the Term Loan:

	April 30, 2020	July 31, 2019
	(In thousands)
Principal amount outstanding on the Term Loan	$372,049	$375,125
Unamortized debt issuance costs	(1,094)	(888)
Net carrying value of the Term Loan	$370,955	$374,237
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
At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest.
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
The Company's Board of Directors (the "Board") established a special committee (the "Special Committee"), consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction, including a transaction with SPHG Holdings. The terms and conditions of the SPHG Note Transaction were determined by the Special Committee to be fair and in the best interests of the Company, and the Special Committee recommended that the Board approve the SPHG Note Transaction and the transactions contemplated thereby. The Board approved such transactions. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"), the manager of SPHG Holdings. Additionally, Jack L. Howard and William T. Fejes, Jr., directors of the Company, are or previously were affiliated with Steel Holdings GP. Glen Kassan, a director and our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP.
The Company assessed the features of the SPHG Note and determined that the conversion features should not be bifurcated as a derivative liability, but should be accounted for under the cash conversion subsections of ASC 470.
The Company has valued the debt using similar nonconvertible debt as of the original issuance date of the SPHG Note and bifurcated the conversion option associated with the SPHG Note from the host debt instrument and recorded the conversion option of $8.2 million in stockholders' equity. The initial value of the equity component, which reflected the equity conversion feature, was equal to the initial debt discount. The resulting debt discount on the SPHG Note is being accreted to interest expense at the effective interest rate over the estimated life of the SPHG Note. The equity component is included in the additional paid-in capital portion of stockholders' equity on the Company's condensed consolidated balance sheets. The debt issuance costs were not material. As of April 30, 2020, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of April 30, 2020, the remaining period over which the unamortized discount will be amortized is 46 months. As of April 30, 2020 and July 31, 2019, the net carrying value of the SPHG Note was $8.7 million and $7.4 million, respectively.

	April 30, 2020	July 31, 2019
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(6,268)	(7,508)
Net carrying amount	$8,672	$7,432

	Three Months Ended April 30, 2020	Nine Months Ended April 30, 2020
	(In thousands)
Interest expense related to contractual interest coupon	$280	$840
Interest expense related to accretion of the discount	410	1,240
	$690	$2,080
The effective interest rate on the SPHG Note, including accretion of the discount, is 18.47%.
MidCap Credit Facility
On December 31, 2019, ModusLink, as borrower, and certain of its subsidiaries as guarantors (the "MidCap Guarantors"), entered into a revolving credit and security agreement (the "MidCap Credit Agreement"), with MidCap, as lender and as agent.
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
Upon the occurrence and during the continuation of an event of default under the MidCap Credit Agreement, MidCap may, among other things, declare all obligations under the MidCap Credit Agreement immediately due and payable and increase the interest rate at which loans and other obligations under the MidCap Credit Agreement bear interest. At April 30, 2020, the

Company had a readily available borrowing capacity under its MidCap Credit Facility of $5.7 million. As of April 30, 2020, the Company did not have any balance outstanding on the MidCap Credit Facility.

(9)	CONTINGENCIES
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company's Board, Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Partners Holdings L.P. ("Steel Holdings"), Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. Discovery is proceeding. Based on information currently available, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the lawsuit; therefore, no litigation reserve has been recorded in the Company's condensed consolidated balance sheets. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, continues to deny liability and intends to defend this litigation vigorously.

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
The Purchase Agreement provides that the Company will use its commercially reasonable efforts to effect the piggyback registration of the Common Stock issuable on the conversion of the Preferred Stock and any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing, with the Securities and Exchange Commission in the manner reasonably requested by the holder and the qualification of the securities in all states reasonably requested by the holder, in each case, in accordance with certain enumerated conditions. The Purchase Agreement also contains other representations, warranties and covenants, customary for an issuance of Preferred Stock in a private placement of this nature.
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

	Three Months Ended April 30, 2020			Three Months Ended April 30, 2019
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$98,284	$—	$98,284	$116,006	$—	$116,006
Supply chain management services	—	78,626	78,626	—	77,508	77,508
Other	—	441	441	—	489	489
	$98,284	$79,067	$177,351	$116,006	$77,997	$194,003
Timing of Revenue Recognition
Goods transferred over time	$98,284	$—	$98,284	$116,006	$—	$116,006
Services transferred over time	—	79,067	79,067	—	77,997	77,997
	$98,284	$79,067	$177,351	$116,006	$77,997	$194,003

	Nine Months Ended April 30, 2020			Nine Months Ended April 30, 2019
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$354,404	$—	$354,404	$362,547	$—	$362,547
Supply chain management services	—	262,242	262,242	—	251,300	251,300
Other	—	1,310	1,310	—	1,512	1,512
	$354,404	$263,552	$617,956	$362,547	$252,812	$615,359
Timing of Revenue Recognition
Goods transferred over time	$354,404	$—	$354,404	$362,547	$—	$362,547
Services transferred over time	—	263,552	263,552	—	252,812	252,812
	$354,404	$263,552	$617,956	$362,547	$252,812	$615,359
Marketing Solutions Offerings
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
Supply Chain Management Services
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
Other
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

The table below presents information for the Company's contract balances:

	April 30, 2020	July 31, 2019
	(In thousands)
Accounts receivable, trade, net	$83,000	$112,141
Contract assets	$14,305	$21,473

Deferred revenue - current	$3,810	$2,967
Deferred revenue - long-term	69	62
Total deferred revenue	$3,879	$3,029
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the nine months ended April 30, 2020, were as follows:

Nine Months Ended April 30, 2020
(In thousands)
Balance at beginning of period	$3,029
Deferral of revenue	3,804
Recognition of deferred amounts upon satisfaction of performance obligation	(2,954)
Balance at end of period	$3,879
We expect to recognize approximately $3.8 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

(12)	INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the nine months ended April 30, 2020, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of April 30, 2020, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.0 million. As of July 31, 2019, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.4 million.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law which is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals and businesses. The CARES Act contains numerous tax provisions such as temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, deferral of payment of the employer portion of social security taxes through the end of calendar year 2020, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property and the creation of certain refundable employee retention credits.
As of April 30, 2020, the Company has elected to defer the employer-paid portion of social security taxes which is expected to provide the Company with approximately $4.0 million of additional liquidity during the current calendar year, with 50% of the deferral due December 31, 2021 and the remaining 50% due December 31, 2022. The Company does not expect the provisions of the CARES Act to have a significant impact on the income tax provision, income tax payable or deferred income tax positions of the Company.
In addition, governments around the world have enacted or implemented various forms of tax relief measures in response to the economic conditions in the wake of COVID-19. The Company is also currently evaluating the potential tax related incentives offered in certain foreign countries, where our operations have also been impacted by COVID-19.

Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of April 30, 2020 and July 31, 2019, the liabilities for interest expense related to uncertain tax positions were $0.2 million and $0.2 million, respectively. The Company has accrued $0.2 million for penalties related to income tax positions. The Company does not expect any unrecognized tax benefits to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2014 through July 31, 2018. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2013 through 2018 tax years remain subject to examination in most locations, while the Company's 2006 through 2018 tax years remain subject to examination in most Asia locations.
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
The Company had net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $160.0 million, respectively, as of July 31, 2019. The federal net operating losses will expire from fiscal year 2022 through 2038, and the state net operating losses will expire from fiscal year 2019 through 2039. The Company's ability to use its Tax Benefits would be substantially limited if the Company undergoes an Ownership Change. The Tax Plan is intended to prevent an Ownership Change of the Company that would impair the Company's ability to utilize its Tax Benefits.
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

(13)	EARNINGS (LOSS) PER SHARE
The following table reconciles earnings (loss) per share for the three and nine months ended months ended April 30, 2020 and 2019:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net loss	$(6,159)	$(9,627)	$(4,924)	$(28,745)
Less: Preferred dividends on redeemable preferred stock	(525)	(525)	(1,592)	(1,598)
Net loss attributable to common stockholders	$(6,684)	$(10,152)	$(6,516)	$(30,343)

Weighted average common shares outstanding	61,815	61,393	61,583	61,111
Weighted average common equivalent shares arising from restricted stock	—	—	—	—
Weighted average number of common and potential common shares	61,815	61,393	61,583	61,111
Basic net loss per share attributable to common stockholders	$(0.11)	$(0.17)	$(0.11)	$(0.50)
Diluted net loss per share attributable to common stockholders	$(0.11)	$(0.17)	$(0.11)	$(0.50)
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
For the three months ended April 30, 2020 and 2019, approximately 25.0 million and 22.5 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net earnings (loss) per share as their inclusion would have been antidilutive. For the nine months ended April 30, 2020 and 2019, approximately 24.5 million and 19.6 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net earnings (loss) per share as their inclusion would have been antidilutive.

(14)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Unrealized Gains (Losses) on Securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2019	$5,017	$(4,079)	$96	$1,034
Foreign currency translation adjustment	(2,387)	—	—	(2,387)
Net unrealized holding loss on securities	—	—	(96)	(96)
Pension liability adjustments	—	(131)	—	(131)
Net current-period other comprehensive income (loss)	(2,387)	(131)	(96)	(2,614)
Accumulated other comprehensive income (loss) at April 30, 2020	$2,630	$(4,210)	$—	$(1,580)

	Foreign Currency Items	Pension Items	Unrealized Gains (Losses) on Securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2018	$6,348	$(3,795)	$181	$2,734
Foreign currency translation adjustment	(276)	—	—	(276)
Net unrealized holding loss on securities	—	—	(86)	(86)
Pension liability adjustments	—	(64)	—	(64)
Net current-period other comprehensive income (loss)	(276)	(64)	(86)	(426)
Accumulated other comprehensive income (loss) at April 30, 2019	$6,072	$(3,859)	$95	$2,308

(15)	SEGMENT INFORMATION
The Company has two operating segments: Direct Marketing and Supply Chain. The Company determined that its two reportable segments are the same as its operating segments. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated. Management evaluates segment performance based on segment net revenue and operating income (loss).

Summarized financial information by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(In thousands)
Net revenue:
Direct Marketing	$98,284	$116,006	$354,404	$362,547
Supply Chain	79,067	77,997	263,552	252,812
	$177,351	$194,003	$617,956	$615,359
Operating income (loss):
Direct Marketing	$(3,041)	$5,308	$12,379	$16,770
Supply Chain	6,535	(716)	18,808	825
Total segment operating income	3,494	4,592	31,187	17,595
Corporate-level activity	(2,427)	(2,435)	(8,205)	(9,776)
Total operating income	1,067	2,157	22,982	7,819
Total other expense	(5,741)	(10,386)	(23,878)	(32,650)
Loss before income taxes	$(4,674)	$(8,229)	$(896)	$(24,831)

	April 30, 2020	July 31, 2019
	(In thousands)
Total assets:
Direct Marketing	$615,579	$600,390
Supply Chain	134,718	112,712
Sub-total—segment assets	750,297	713,102
Corporate	34,369	18,461
	$784,666	$731,563

Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(In thousands)
Products:
Direct Marketing	$98,284	$116,006	$354,404	$362,547
Services:
Supply Chain	79,067	77,997	263,552	252,812
	$177,351	$194,003	$617,956	$615,359
Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(In thousands)
United States	$117,315	$133,790	$417,028	$416,228
China	28,100	32,257	99,898	106,762
Netherlands	9,467	11,534	31,185	40,881
Other	22,469	16,422	69,845	51,488
	$177,351	$194,003	$617,956	$615,359

(16)	RELATED PARTY TRANSACTIONS
As of April 30, 2020, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd., and Steel Partners, Ltd., beneficially owned approximately 55.9% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our Common Stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services Ltd. ("Steel Services"). Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below. William T. Fejes, Jr., the former Chief Operating Officer of Steel Holdings, was also appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into that certain SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024. As of April 30, 2020 and July 31, 2019, SPHG Holdings held $14.9 million principal amount of the Company's 7.50% Convertible Senior Note. As of April 30, 2020 and July 31, 2019, the net carrying value of the SPHG Note was $8.7 million and $7.4 million, respectively.
Preferred Stock Transaction
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Series C Preferred Stock are set forth in the Series C Certificate of Designations, which has been filed with the Secretary of State of the State of Delaware.
Management Services Agreement
On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC ("SP Corporate"), effective as of January 1, 2015 (the "2015 Management Services Agreement"). SP Corporate, and its successor, is an indirect wholly-owned subsidiary of Steel Holdings and is a related party. Pursuant to this agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers and other corporate services. On June 14, 2019, the Company entered into a new agreement (the "2019 Management Services Agreement") with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings. The 2019 Management Services Agreement was effective as of June 1, 2019. The 2019 Management Services Agreement supersedes all prior agreements between the Company and Steel Services, including the 2015 Management Services Agreement. Total expenses incurred related to the 2015 Management Services Agreement and the 2019 Management Services Agreement for the three months ended April 30, 2020 and 2019 were $0.9 million and $0.3 million, respectively. Total expenses incurred related to the 2015 Management Services Agreement and the 2019 Management Services Agreement for the nine months ended April 30, 2020 and 2019 were $2.6 million and $1.0 million, respectively. As of April 30, 2020 and July 31, 2019, amounts due to Steel Services were $0.3 million and $0.5 million, respectively.

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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of April 30, 2020 and July 31, 2019, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	April 30, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds	$513	$513	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2019	Level 1	Level 2	Level 3
Assets:
Money market funds	$365	$365	$—	$—
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this report and the risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 15, 2019, as amended by Amendment No. 1 filed on November 26, 2019, and other subsequent reports filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this quarterly report.
Overview
Steel Connect, Inc. (the "Company") is a diversified holding company with two wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO Direct" or "IWCO") and ModusLink Corporation ("ModusLink" or "Supply Chain"), that have market-leading positions in direct marketing and supply chain management, respectively.
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
IWCO Direct's services include (a) development of direct mail and omnichannel marketing strategies, (b) creative services to design direct mail, email and online marketing, (c) printing and compiling of direct mail pieces into envelopes ready for mailing, (d) commingling services to sort mail produced for various customers by destination to achieve optimized postal savings and (e) business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, multiple-system operators ("MSO") (cable or direct-broadcast satellite TV systems), insurance and to a lesser extent subscription/services, healthcare, travel/hospitality and other. Direct mail is a critical piece of marketing for most of its current customers who use direct mail to acquire new customers. Management believes that direct mail will remain an important part of its customers' strategy for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.
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
Historically, a limited number of key clients had accounted for a significant percentage of the Company's revenue. For the three and nine months ended April 30, 2020, the Company's ten largest clients accounted for approximately 61% and 56% of consolidated net revenue, respectively. One client from the computing market accounted for more than 10% of the Company's consolidated net revenue for both the three and nine months ended April 30, 2020. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for the Company's clients, it expects to offset the adverse financial impact such factors may bring about.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the remainder of 2020. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. The effects of COVID-19 required temporary closures of certain of ModusLink's facilities for short periods of time. Additionally, although IWCO is operating as an essential business, it has reduced operating levels and labor shifts due to lower sales volume. As of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities.
Additionally, to help mitigate the financial impact of the COVID-19 pandemic, the Company has initiated cost reduction actions, including deferral of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The Company continues its focus on cash management and liquidity, which includes elimination of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and borrowing from its revolving credit facilities as a precautionary measure to preserve financial flexibility (as further discussed in "Liquidity and Capital Resources"). The Company will evaluate further actions if circumstances warrant.
Currently, the Company anticipates that the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on the Company's business. However, as the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business for the remainder of fiscal 2020 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.
Basis of Presentation
The Company has two operating segments: Direct Marketing and Supply Chain. The Company determined that its two reportable segments are the same as its operating segments. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated.
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
Certain reclassifications have been made to conform prior-period amounts to the current-period presentation.
Results of Operations
Three months ended April 30, 2020 compared to the three months ended April 30, 2019

Net Revenue:

	Three Months Ended April 30, 2020	As a % of Total Net Revenue	Three Months Ended April 30, 2019	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$98,284	55.4%	$116,006	59.8%	$(17,722)	(15.3)%
Supply Chain	79,067	44.6%	77,997	40.2%	1,070	1.4%
Total	$177,351	100.0%	$194,003	100.0%	$(16,652)	(8.6)%
Net revenue decreased by approximately $16.7 million during the three months ended April 30, 2020, as compared to the same period in the prior year. During the three months ended April 30, 2020, net revenue for the Direct Marketing segment decreased by approximately $17.7 million primarily driven by lower volume due to the COVID-19 pandemic, partially offset by a higher average price per package mailed. The decrease in net revenue was primarily associated with customers in the financial and MSO industries, partially offset by increases in the subscription services and healthcare industries. Within the Supply Chain segment, net revenues increased by approximately $1.1 million. This increase in net revenue was primarily driven by an increase in revenue associated with clients in the computing market, partially offset by decreased revenues from clients in the consumer electronics and consumer products industries. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended April 30, 2020, as compared to the same period in the prior year.

Cost of Revenue:

	Three Months Ended April 30, 2020	As a % of Segment Net Revenue	Three Months Ended April 30, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$79,476	80.9%	$87,777	75.7%	$(8,301)	(9.5)%
Supply Chain	64,405	81.5%	69,365	88.9%	(4,960)	(7.2)%
Total	$143,881	81.1%	$157,142	81.0%	$(13,261)	(8.4)%
Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of direct marketing services and supply chain management, as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2020 included materials procured on behalf of our supply-chain clients of $44.9 million, as compared to $45.3 million for the same period in the prior year, a decrease of $0.4 million. Total cost of revenue decreased by $13.3 million for the three months ended April 30, 2020, as compared to the same period in the prior year, primarily due to decreased material and labor costs. Gross margin percentage for the current quarter remained fairly consistent at 18.9%, as compared to 19.0% in the prior year quarter, primarily due to a decline in both net revenues and cost of revenues.
The Direct Marketing segment's gross margin percentage decreased by 520 basis points to 19.1% for the three months ended April 30, 2020, as compared to 24.3% for the same period in the prior year, primarily due to lower volumes associated with the COVID-19 impact and associated lower overhead absorption caused by a decline in sales volume. The Supply Chain segment's gross margin percentage increased by 740 basis points to 18.5% for the three months ended April 30, 2020, as compared to 11.1% for the same period in the prior year, primarily due to improved customer mix and decreased labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended April 30, 2020.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2020	As a % of Segment Net Revenue	Three Months Ended April 30, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$15,318	15.6%	$15,643	13.5%	$(325)	(2.1)%
Supply Chain	8,127	10.3%	9,348	12.0%	(1,221)	(13.1)%
Sub-total	23,445	13.2%	24,991	12.9%	(1,546)	(6.2)%
Corporate-level activity	2,427		2,435		(8)	(0.3)%
Total	$25,872	14.6%	$27,426	14.1%	$(1,554)	(5.7)%
Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended April 30, 2020 decreased by approximately $1.6 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Direct Marketing segment decreased slightly, as compared to the same period in the prior year, primarily due lower employee-related costs as a result of the COVID-19 pandemic, offset by a change in accrued taxes. Selling, general and administrative expenses for the Supply Chain segment decreased due to a reduction in professional fees. Corporate-level activity remained relatively flat, as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended April 30, 2020.
Amortization of Intangible Assets:
The intangible asset amortization expense of $6.5 million and $7.3 million, during the three months ended April 30, 2020 and 2019, respectively, relates to trademarks, tradenames and customer relationships acquired by the Company in connection with its acquisition of IWCO. The trademarks and tradenames intangible assets are being amortized on a straight-line basis over a 3 year estimated useful life. The customer relationship intangible assets are being amortized on a double-declining basis over an estimated useful life of 15 years.
Interest Expense:
During the three months ended April 30, 2020 and 2019, interest expense totaled approximately $8.5 million and $10.3 million, respectively. The decrease in interest expense is primarily due to the maturity and settlement of the Company's 5.25% Convertible Senior Notes on March 1, 2019.
Other Gains (Losses), Net:
Other gains, net are primarily composed of foreign exchange gains. The Company recorded $2.7 million of foreign exchange gains during the three months ended April 30, 2020, as compared to an immaterial amount in the same period in the prior year.
Income Tax Expense:
During the three months ended April 30, 2020, the Company recorded income tax expense of approximately $1.5 million, as compared to income tax expense of $1.4 million for the same period in the prior fiscal year.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Results of Operations
Nine months ended April 30, 2020 compared to the nine months ended April 30, 2019

Net Revenue:

	Nine Months Ended April 30, 2020	As a % of Total Net Revenue	Nine Months Ended April 30, 2019	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$354,404	57.4%	$362,547	58.9%	$(8,143)	(2.2)%
Supply Chain	263,552	42.6%	252,812	41.1%	10,740	4.2%
Total	$617,956	100.0%	$615,359	100.0%	$2,597	0.4%
Net revenue increased by approximately $2.6 million during the nine months ended April 30, 2020, as compared to the same period in the prior year. During the nine months ended April 30, 2020, net revenue for the Direct Marketing segment decreased by approximately $8.1 million primarily driven by lower volumes associated with the COVID-19 pandemic, partially offset by a higher average price per package mailed. The decrease in net revenue was primarily associated with customers in the financial and MSO industries, partially offset by increases in the subscription services and healthcare industries. Within the Supply Chain segment, net revenues increased by approximately $10.7 million primarily driven by an increase in revenue associated with clients in the computing market, partially offset by decreased revenues from clients in the consumer electronics and consumer products industries. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the nine months ended April 30, 2020, as compared to the same period in the prior year.

Cost of Revenue:

	Nine Months Ended April 30, 2020	As a % of Segment Net Revenue	Nine Months Ended April 30, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$278,696	78.6%	$278,388	76.8%	$308	0.1%
Supply Chain	216,295	82.1%	224,367	88.7%	(8,072)	(3.6)%
Total	$494,991	80.1%	$502,755	81.7%	$(7,764)	(1.5)%

Cost of revenue for the nine months ended April 30, 2020 included materials procured on behalf of our supply-chain clients of $151.6 million, as compared to $144.7 million for the same period in the prior year, an increase of $6.9 million. Total cost of revenue decreased by $7.8 million for the nine months ended April 30, 2020, as compared to the same period in the prior year, primarily due to a decline in labor costs, partially offset by increased material costs. Gross margin percentage for the nine months ended April 30, 2020 increased to 19.9% from 18.3% in the prior year quarter primarily due to improved customer mix and lower labor costs, partially offset by an increase in material costs.
The Direct Marketing segment's gross margin percentage decreased by 180 basis points to 21.4% for the nine months ended April 30, 2020, as compared to 23.2% for the same period of the prior year primarily due to changes in sales mix, higher material costs and lower overhead absorption caused by a decline in sales volume related to the COVID-19 pandemic. The Supply Chain segment's gross margin percentage increased by 660 basis points to 17.9% for the nine months ended April 30, 2020, as compared to 11.3% for the same period of the prior year primarily due to improved customer mix and decreased labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's gross margin for the nine months ended April 30, 2020.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2020	As a % of Segment Net Revenue	Nine Months Ended April 30, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$42,610	12.0%	$44,221	12.2%	$(1,611)	(3.6)%
Supply Chain	28,449	10.8%	27,620	10.9%	829	3.0%
Sub-total	71,059	11.5%	71,841	11.7%	(782)	(1.1)%
Corporate-level activity	8,205		9,776		(1,571)	(16.1)%
Total	$79,264	12.8%	$81,617	13.3%	$(2,353)	(2.9)%
Selling, general and administrative expenses during the nine months ended April 30, 2020 decreased by approximately $2.4 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Direct Marketing segment decreased primarily due to a change in accrued taxes of $2.0 million, as well as a decrease in wages of $1.9 million, partially offset by an increase in sales and marketing, and other expenses. Selling, general and administrative expenses for the Supply Chain segment increased primarily to due to an increase in severance and employee-related costs, partially offset by a decrease in other costs. Corporate-level activity decreased primarily due to a reduction in employee-related costs, share-based compensation expense and other expenses. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the nine months ended April 30, 2020.
Amortization of Intangible Assets:
The intangible asset amortization expense of $20.7 million and $23.2 million, respectively, during the nine months ended April 30, 2020 and 2019, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO.
Interest Expense:
During the nine months ended April 30, 2020 and 2019, interest expense totaled approximately $26.4 million and $32.3 million, respectively. The decrease in interest expense is primarily due to the maturity and settlement of the Company's 5.25% Convertible Senior Notes on March 1, 2019.
Other Gains (Losses), Net:
Other gains (losses), net are primarily composed of foreign exchange gains and losses. The Company recorded $2.4 million and $(0.6) million of foreign exchange gains (losses) during the nine months ended April 30, 2020 and 2019, respectively.
Income Tax Expense:
During the nine months ended April 30, 2020, the Company recorded income tax expense of approximately $4.0 million, as compared to income tax expense of $4.0 million for the same period in the prior fiscal year.

Liquidity and Capital Resources
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of April 30, 2020, the Company's primary source of liquidity consisted of cash and cash equivalents of $90.2 million, which include balances held in certain foreign jurisdictions. Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds.
For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in 2019 relating to this aspect of the U.S. Tax Reform. In future years, under the U.S. Tax Reform, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.
Cerberus Credit Facility
On December 15, 2017, MLGS Merger Company, Inc. ("MLGS"), a wholly-owned subsidiary of the Company, entered into a Financing Agreement (the "Financing Agreement"), by and among the MLGS (as the initial borrower), Instant Web, LLC, a Delaware corporation and wholly-owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. MLGS was the initial borrower under the Financing Agreement, but immediately upon the consummation of the Company's acquisition of IWCO (the "IWCO Acquisition"), Borrower became the borrower under the Financing Agreement. Steel Connect, Inc. is not a borrower or a guarantor under the Financing Agreement.
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
On March 30, 2020, IWCO entered into Amendment No. 2 to the Financing Agreement ("Amendment No. 2"). Amendment No. 2 amends the Financing Agreement to permit Borrower to defer approximately $3.0 million in principal payments, due between March 31, 2020 and June 30, 2020, until loan maturity and to forgo the payment of approximately $4.3 million in principal payments pursuant to the excess cash flow sweep in the Financing Agreement. In addition, while Amendment No. 2 limits the total amount Borrower may distribute to the Company for management fees and tax sharing to $5.0 million during the calendar year ending December 31, 2020, Amendment No. 2 also amends the calculation of the excess cash flow defined in the Financing Agreement, for the same period, to eliminate any adverse impact to Borrower from the distribution limit or from the deferral of principal payments. Borrower is required to continue to make all interest payments. In addition, Amendment No. 2 amends the liquidity requirement from $15.0 million to $14.5 million. Amendment No. 2 was part of a comprehensive precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 outbreak.
The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the three month ended April 30, 2020, the Company did not trigger any of these covenants. As of April 30, 2020 and July 31, 2019, the Company had a balance outstanding on the Revolving Facility of $25.0 million and $6.0 million, respectively. As of April 30, 2020 and July 31, 2019, the principal amount outstanding on the Term Loan was $372.0 million and $375.1 million, respectively.
7.25% Convertible Senior Note
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024 (the "SPHG Note Maturity Date"), unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.
At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with NASDAQ Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date.
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
Obligations under the MidCap Credit Agreement are guaranteed by the MidCap Guarantors, and the MidCap Credit Agreement is secured by security interests in substantially all of the assets of ModusLink and the MidCap Guarantors, including a pledge of all of the equity interests of each subsidiary of ModusLink that is a domestic entity (subject to certain limited exceptions). Steel Connect, Inc. is not a borrower or a guarantor under the MidCap Credit Agreement. The MidCap Credit Agreement includes certain representations and warranties of ModusLink, as well as events of default and certain affirmative and negative covenants that are customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and dispositions by ModusLink, as well as limitations on ModusLink's ability to make certain distributions and to enter into transactions with affiliates. The MidCap Credit Agreement requires compliance with certain financial covenants providing for the maintenance of a minimum fixed charge coverage ratio, all as more fully described in the MidCap Credit Agreement. Upon the occurrence and during the continuation of an event of default under the MidCap Credit Agreement, MidCap may, among other things, declare all obligations under the MidCap Credit Agreement immediately due and payable and increase the interest rate at which loans and other obligations under the MidCap Credit Agreement bear interest. At April 30, 2020, the Company had a readily available borrowing capacity under its MidCap Credit Facility of $5.7 million. As of April 30, 2020, the Company did not have any balance outstanding on the MidCap Credit Facility.
Cash Flows Information
Consolidated working capital deficit was $40.2 million at April 30, 2020, as compared to $43.5 million at July 31, 2019. Included in the working capital deficit were cash and cash equivalents of $90.2 million at April 30, 2020 and $32.5 million at July 31, 2019. The decrease in the working capital deficit was primarily driven by higher cash and cash equivalents and lower accounts payable, largely offset by lower accounts receivable due to earlier customer cash receipts, increased revolving credit facility borrowings and increased lease liabilities recognized due to the adoption of new accounting standards.
Net cash provided by operating activities was $60.1 million for the nine months ended April 30, 2020, as compared to net cash used in operating activities of $3.6 million for the nine months ended April 30, 2019. The $63.7 million increase in net cash provided by operating activities, as compared to the same period in the prior year, was primarily due to the change in net loss and the timing of accounts receivable, accounts payable and accrued expenses due to cost reduction and cash management activities initiated by the Company to help mitigate the financial impact of the COVID-19 pandemic.
The Company believes that its cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company. Our cash flows from operations are also dependent on several factors, including the overall performance of the technology sector, the market for outsourcing services and the strength of the Direct Marketing segment. See also Item 1A. Risk Factors, for the additional risks associated with the COVID-19 pandemic and its impact on our business, results of operations, financial condition and cash flows.
Investing activities used cash of $11.3 million and $11.8 million during the nine months ended April 30, 2020 and 2019, respectively, was primarily related to capital expenditures. The decrease in capital expenditures during the nine months ended April 30, 2020, as compared to the same period in the prior year, is primarily due to reduced spending as the result of the COVID-19 pandemic.
Financing activities provided cash of $13.4 million, as compared to cash used in financing activities of $57.8 million, during the nine months ended April 30, 2020 and 2019, respectively. The $13.4 million of cash provided by financing activities during the nine months ended April 30, 2020 was primarily due to $19.0 million of net borrowings under revolving credit facilities, partially offset by $3.1 million in payments of long-term debt, $1.6 million in payment of preferred dividends and $0.9 million in payments for financing the MidCap Credit Agreement and amending the Cerberus Credit Facility. The $57.8 million of cash used in financing activities during the nine months ended April 30, 2019 was primarily comprised of $63.9 million in payments on maturity of convertible notes and $13.4 million in payments of long-term debt, partially offset by $14.9 million of proceeds from issuance of a convertible note and $10.0 million in net borrowings under revolving credit facilities.
The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this disclosure.
Critical Accounting Policies Update
The Company's Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"), which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
As of April 30, 2020, the Company reviewed its goodwill and other intangible assets for indicators of impairment as a result of the impact of the COVID-19 pandemic, and as a result, the Company believes that indicators of impairment were present for all these asset classes due to a general deterioration in macroeconomic conditions, reduced cash flow projections and a significant decline in the Company's market capitalization. The Company performed a quantitative impairment test of goodwill. The Company calculated the fair value of the Direct Marketing reporting unit using a discounted cash flow ("DCF") valuation approach, which indicated the fair value of the reporting unit exceeded its carrying value by greater than $30.0 million, and therefore, as of April 30, 2020, there was no goodwill impairment. The DCF calculation was dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as expected long-term growth rates for cash flows. The discount rates utilized in the DCF valuation are based upon on our weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider the risk inherent in future cash flows of the reporting unit.
The Company performed a qualitative assessment of whether it was more likely than not that its other intangibles assets were impaired as of April 30, 2020. The Company reviewed its previous forecasts and assumptions based on the Company's current projections, that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, including the duration and extent of impact to our businesses from the COVID-19 pandemic. Based upon that assessment, the Company concluded it was not more likely than not that the other intangible assets were impaired as of April 30, 2020.
However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that goodwill and other intangible assets may become impaired.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that, due to the material weakness described below as well as previously disclosed in management's report on internal controls over financial reporting as reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2019, as filed with the SEC on October 15, 2019, our disclosure controls and procedures were not effective as of July 31, 2019 and April 30, 2020.
A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement to the annual or interim financial statements will not be prevented or detected on a timely basis. In its evaluation of the effectiveness of its internal control over financial reporting as of April 30, 2020, management concluded that there was a material weakness in our controls over financial reporting with respect to the Company's information technology general controls; specifically, it was identified that there was a lack of segregation of duties due to the number of users who maintain administrative access and super user access rights and lack of controls related to change management and monitoring program changes related to the enterprise resource planning system at IWCO.
Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial position, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Remediation of the Material Weakness in Internal Control Over Financial Reporting
Management has restricted "administrative" access, has improved its controls for user account provisioning and has implemented controls to monitor segregation of duties conflicts within the enterprise resource planning system at IWCO. In addition, management has enhanced the design and precision level of monitoring controls over program changes, which include systematic logging and testing of all changes within the I.T. environment.
Management believes the measures described above will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. The material weakness in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management concludes, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
Beginning August 1, 2019, the Company adopted the new accounting standards associated with ASC 842, Leases. The Company implemented changes to our processes related to the accounting for leases and the control activities within them. These included the development of new policies, new training, ongoing review requirements and the gathering of information necessary for expanded disclosures.
Despite the fact that many of our employees are working remotely due to the COVID-19 pandemic and except as described in the preceding paragraph, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act) during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
Item 1A. Risk Factors.
In addition to the risks and uncertainties discussed in this quarterly report, particularly those disclosed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, see "Risk Factors" in the Company's annual report on Form 10-K for fiscal year ended July 31, 2019. There have been no material changes from the risk factors previously disclosed other than as set forth below, and investors are encouraged to review such risk factors in the Annual Report and below, prior to making an investment in the Company.
The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
The Company faces risks and uncertainties related to public health crisis or epidemics, including the ongoing COVID-19 pandemic. The Company conducts operations and depends on suppliers in both domestic and international markets.
COVID-19 has caused disruption and volatility in the global capital markets and has created an economic slowdown. In response to COVID-19, national and local governments around the world have instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, shelter-in-place orders, recommendations to practice social distancing and other mandates that have substantially restricted individuals' daily activities and curtailed or ceased many businesses' normal operations. As the Company follows the COVID-19 guidelines from the Centers for Disease Control and Prevention and other public health and governmental authorities concerning the health and safety of the Company's personnel, these measures have resulted in attenuating activity and, in some cases, required temporary closures of certain of our facilities, and has reduced our operating levels and labor shifts for periods of time, among other impacts. For more information on the effect to date of COVID-19, see Part I, Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition-Impact of COVID-19," Part I, Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition-Results of Operations" and Part I, Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources." The duration of these measures is unknown, may be extended and additional measures may be imposed.
The Company's results of operations, including sales volume, were adversely affected by COVID-19 during the third quarter of fiscal 2020, and the Company currently anticipates that the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on the Company's business. The COVID-19 pandemic or other epidemics or outbreaks of infectious diseases could materially adversely impact the Company's results of operations, financial condition and liquidity in several ways. In particular, the continued spread of COVID-19 and efforts to contain the virus could:
•impair the Company's ability to manage day-to-day service and product delivery;
•continue to impact customer demand of our businesses' products and services;
•cause disruptions in or closures of the Company's operations or those of its customers and suppliers;
•cause the Company to experience an increase in costs as a result of the Company's emergency measures, delayed payments from customers and uncollectable accounts;
•cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation of our businesses;
•cause limitations on the Company's employees' ability to work and travel;
•impact availability of qualified personnel;
•increase cybersecurity risks as remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and
•cause other unpredictable events.

As the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business in fiscal 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the manufacturing of and demand for our businesses' products and services, the effect of federal, state or local regulations regarding safety measures to address the spread of COVID-19, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. Due to the evolving and uncertain nature of this event, the Company cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact the Company's business, results and financial condition, which will depend on many factors that are not known at this time. The Company is staying in close communication with its employees, customers and suppliers, and acting to mitigate the impact of this dynamic and evolving situation (as further discussed in Part I, Item 2, "Management's Discussion and Analysis of Results of Operations and Financial Condition-Impact of COVID-19"), but there is no guarantee the Company will be able to do so.
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
In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR is uncertain. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on the Company's liquidity or interest expense. If LIBOR ceases to exist, the Company may need to renegotiate its credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

Our failure to maintain compliance with Nasdaq's continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed on the Nasdaq Global Select Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On April 28, 2020, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that, for the last 30 consecutive business days, the closing bid price of the Company's common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(a)(1) (the "Minimum Bid Price Rule"). The Nasdaq letter is a notice of deficiency, not delisting, and has no immediate effect on the Nasdaq listing or trading of the Company's common stock.

Given the extraordinary market conditions due to the COVID-19 pandemic, Nasdaq has determined to toll the compliance periods for the Minimum Bid Price Rule and the market value of publicly held shares requirement through June 30, 2020 (the "Tolling Period").

The Company may regain compliance with the Minimum Bid Price Rule during the Tolling Period, or in accordance with Nasdaq Listing Rules, during the 180 calendar day period from July 1, 2020 to December 28, 2020. If at any time through December 28, 2020, the closing bid price of the Company's common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide written notification to the Company that it complies with the Minimum Bid Price Rule. In the event the Company does not regain compliance by December 28, 2020, the Company may be eligible for additional time to regain compliance of up to an additional 180 calendar days.

The Company intends to monitor the closing bid price of its common stock between now and December 28, 2020, and take reasonable measures to regain compliance under the Nasdaq Listing Rules and to maintain the listing of its common stock on the Nasdaq Global Select Market. While the Company plans to review all available options, there can be no assurance that it will be able to regain compliance with the Nasdaq Listing Rules. We would be permitted to appeal any delisting determination to a Nasdaq Hearings Panel, and our common stock would remain listed on the Nasdaq Global Select Market pending the panel's decision after the hearing. If we do not appeal the delisting determination or do not succeed in such an appeal, our common stock would be removed from trading on the Nasdaq Global Select Market.

The perception among investors that the Company is at heightened risk of delisting could negatively affect the market price of our securities and trading volume of the Company's common stock. Additionally, any delisting determination could seriously decrease or eliminate the value of an investment in the Company's common stock. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in the Company's common stock, we could face substantial material adverse consequences, including, but not limited to, among other things: limited availability for market quotations for the Company's common stock; reduced liquidity with respect to the Company's common stock; a determination that the Company's common stock is a "penny stock" under SEC rules, subjecting brokers trading the Company's common stock to more stringent rules on disclosure and the class of investors to which the broker may sell the common stock; and limited news and analyst coverage.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Note applicable.
Item  5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amendment No. 2 to Financing Agreement, dated as of March 30, 2020 (incorporated by reference to Steel Connect, Inc.'s Current Report on Form 8-K filed with the SEC on April 1, 2020).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended April 30, 2020 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2020 and July 31, 2019, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended April 30, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended April 30, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2020 and 2019 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

±	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: June 8, 2020	By:	/S/ DOUGLAS B. WOODWORTH
Douglas B. Woodworth
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)