Form 10-K
period 2020-07-31
Steel Connect, Inc.
filed 2020-09-30
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $51.9 million.

On September 1, 2020, the Registrant had 62,755,024 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Unless earlier included in an amendment to this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Company's 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

STEEL CONNECT, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JULY 31, 2020

As used in this Form 10-K, unless the context otherwise requires, the terms "we," "us," "our," "Steel Connect" and the "Company" refer to Steel Connect, Inc., a Delaware corporation, together with its consolidated subsidiaries.

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Item 1A of this report, "Risk Factors," and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We do not undertake any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

PART I

ITEM 1.— BUSINESS

The Company operates through its wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO Direct," "IWCO" or "Direct Marketing") and ModusLink Corporation ("ModusLink" or "Supply Chain"). The Company previously operated under the names ModusLink Global Solutions, Inc., CMGI, Inc., and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

IWCO delivers highly-effective data-driven marketing solutions for its customers, which represent some of the largest and most respected brands in the world in markets such as insurance, financial services and multiple system operators ("MSO") (cable or direct broadcasting satellite TV systems). Its full range of services includes strategy, creative and execution for omnichannel marketing campaigns, along with one of the industry's most sophisticated postal logistics programs for direct mail. Through its Mail-Gard® division, IWCO also offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services. IWCO was named one of the largest direct mail production providers in North America, with the largest platform of continuous digital print technology and a growing direct marketing agency service. IWCO's solutions enable customers to improve customer lifetime value, which in turn, has led to longer customer relationships.

ModusLink is a leader in global supply chain business process management serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail. ModusLink designs and executes critical elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. ModusLink also produces and licenses an entitlement management solution powered by its enterprise-class Poetic software, which offers a complete solution for activation, provisioning, entitlement subscription, and data collection from physical goods (connected products) and digital products. ModusLink has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia.

Products and Services

IWCO's revenue primarily comes from fully integrated, end-to-end production execution services for complex, data-driven direct marketing programs. Print-to-mail recovery services are provided by the Company's Mail-Gard® division which also provides production overflow services for its clients. In addition, IWCO's omnichannel practice helps clients combine physical mail with web, email, social and mobile to maximize return on marketing investment.

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

ModusLink's revenue primarily comes from the sale of adaptive supply chain services to its clients. Among ModusLink's core supply chain services are packaging, kitting & assembly, fulfillment, digital commerce and reverse logistics.

Packaging, Kitting & Assembly—These services center on developing and executing a strategy that has product configuration and packaging done at the optimal time, and for the greatest strategic benefit. With sites located in the Americas, the Asia-Pacific region and Europe, ModusLink affords manufacturers just-in-time flexibility. Options with this service include the ability to delay product/order configuration until the order fulfillment stage, and using the facilities closest to a client's customers. In addition, ModusLink's light manufacturing services cover the final assembly of components and parts into finished goods, including build-to-order customization. ModusLink also offers additional value-added processes such as product testing, radio frequency identification tagging, product or service activation, language settings, personalization, and engraving and multi-channel packaging and packaging design.

Fulfillment—ModusLink's Fulfillment Services are highly integrated and supported by a best-of-breed technology infrastructure to enable clients to quickly increase efficiency and reduce costs. It has deep experience and is exceptionally skilled at handling the fulfillment requirements of multiple channels, be they manufacturing sites, distribution centers, retail operations or individual consumers dispersed across the globe. ModusLink is equally strong in adapting to the needs of retail/B2B or B2C product movement with respect to bringing product to market, including order management, pick, pack and ship, retail compliance and demand planning services, which are integral components of ModusLink's Fulfillment Services. In addition, ModusLink can help optimize component and finished goods inventory levels for better efficiency and cost savings. Clients also look to ModusLink for the physical programming of digital content - such as software, firmware, upgrades or promotional material - onto numerous types of flash media, including SD and MicroSD cards, USB drives, navigation systems, smartphones and tablets. This programming includes content protection and activation options, as well as full IP security. As direct-to-consumer volumes increase, ModusLink is able to provide a customer experience that can further enhance a brand's relationship with consumers.

Digital Commerce—ModusLink's Digital Commerce Services are based on ModusLink's cloud-based e-commerce platform. These e-Business services remove the complexities and risk of a global web store, optimizing each stage of the online buying experience so that products can be quickly and easily purchased, serviced and delivered anywhere in the world. This end-to-end approach is fully integrated with global payment, customer relationship management (CRM) and fulfillment systems, helping clients to quickly and easily expand into a new region and country. In addition, if a client needs help in managing and optimizing its commerce solution once established, ModusLink can support that too. By leveraging ModusLink's e-commerce partnerships with Intershop and Shopify, clients can better meet revenue goals, drive growth and build their brands around the globe. Integration with either partner provides clients with a single, comprehensive view of their customers at every stage of their relationships. ModusLink can also manage the installation, integration and all technical operations for an online store, so a client can dedicate time and resources to its core business. By being able to adapt to their digital commerce and supply chain needs, ModusLink can help clients reach new markets, optimize order processing and customer service, reduce costs, and increase margins and flexibility without having to invest in their own infrastructure and personnel.

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

Reportable Segments

The Company has determined that it has two reportable segments: Direct Marketing and Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, notes payables, and other assets and liabilities, which are not identifiable to the operations of the Company's reportable segments. Certain reportable segment information, including revenue, profit and asset information, is set forth in Note 20 of the accompanying notes to consolidated financial statements included in Item 8 below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

Technology Infrastructure

IWCO has dual redundant data centers located in our Minnesota and Pennsylvania locations. These data centers have been architected to provide full resiliency and security to enable our optimal and always-on computing resources to support IWCO's enterprise business applications and complex data processing required by our customers. IWCO's information security practice is a leader in the industry and is audited and certified annually against ISO-27001, HiTrust, PCI and HIPAA controls and standards. IWCO has fully integrated and enterprise class business systems including an industry specific enterprise resource planning ("ERP") system that has been customized to support IWCO's unique business flows. These business systems provide end-to-end tracking and visibility to both front end business support functions as well as to our entire manufacturing operation.

ModusLink's information technology systems and infrastructure serve as the backbone of a client's fully integrated global supply chain services and manages the flow and use of physical assets and information. ModusLink offers a secure and redundant operating environment to ensure the integrity and privacy of its clients' data. ModusLink works with clients to integrate data, tools and applications to deliver an optimized solution that meets its clients' business needs and improves management of the global supply chain. ModusLink's ERP system is designed to provide the visibility and control needed for better decision making, rapid response to global market dynamics and effective asset utilization across services and geographies.

Competition

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

Competitors for our print/mail products and services include printers, envelope manufacturers and commercial lettershops (i.e. mail service providers). Competitors for our Marketing Services practice include internal and external agencies and data and analytics companies.

The market for the supply chain management service offerings provided by ModusLink is highly competitive. As a provider with service offerings covering a range of supply chain operations and activities across the globe, ModusLink competes with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place. ModusLink faces competition from Electronics Manufacturing Services/Contract Manufacturers (EMS/CM), third party logistics (3PL) providers, Supply Chain Management (SCM) companies and regional specialty companies. For certain digital commerce services, ModusLink's competition includes global outsource providers, software as service (SaaS) providers, technology providers and computer software providers offering content and document management solutions. As a provider of an outsourcing solution, ModusLink's competition also includes current and prospective clients, who evaluate ModusLink's capabilities in light of their own capabilities and cost structures.

The Company believes that the principal competitive factors in its market are quality and range of solutions and services, technological capabilities, costs, location of facilities, responsiveness and adaptability. With ModusLink's set of supply chain services, global footprint, strong client service acumen and its integrated global supply chain digital commerce services, the Company believes that it is well positioned to compete in each of the markets it serves, while expanding across various industry subsets.

Clients

A limited number of clients account for a significant percentage of the Company's consolidated net revenue. For the fiscal years ended July 31, 2020 and 2019, the Company's 10 largest clients accounted for approximately 57% and 49% of consolidated net revenue, respectively. One client, associated with the Supply Chain segment, accounted for 17% of the Company's consolidated net revenue for the fiscal year ended July 31, 2020. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2020. One client, associated with the Supply Chain segment, accounted for 11% of the Company's consolidated net revenue for the fiscal year ended July 31, 2019. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2019. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive the vast majority of its consolidated operating revenue from sales to a small number of clients. There can be no assurance that revenue from key clients will not decline in future periods.

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

IWCO's services include (a) development of direct mail and omnichannel marketing strategies, (b) creative services to design direct mail, email and online marketing, (c) printing and compiling of direct mail pieces into envelopes ready for mailing, (d) commingling services to sort mail produced for various customers, by destination, to achieve optimized postal savings and (e) business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, MSO, insurance and to a lesser extent subscription/services, healthcare, travel/hospitality and other. Direct mail is a critical piece of marketing for most of its current customers who use direct mail to acquire new customers. Management believes that direct mail will remain an important part of its customer's budgets for the foreseeable future based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.

International Operations

In addition to its North American operations, Supply Chain conducts business in many countries including China, the Czech Republic, the Netherlands, Ireland and Singapore, among others. IWCO does not currently have international operations. During the year ended July 31, 2020, revenues from our foreign operations accounted for approximately 32.5% of total revenues.

The Company's international operations increase its exposure to U.S. and foreign laws, regulations and labor practices, which are often complex and subject to variation and unexpected changes, and with which the Company must comply. A substantial portion of our international business is conducted in China, where we face (i) the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in China by foreign companies, (ii) potential limitations on the repatriation of cash, (iii) foreign currency fluctuation and (iv) evolving tax laws.

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

Employees

At July 31, 2020, we employed approximately 3,481 employees worldwide on a full-time basis.

Our Information

Under the Exchange Act, we are required to file with or furnish to the Securities and Exchange Commission ("SEC") annual, quarterly and current reports, proxy and information statements and other information. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company's common shares are quoted on the Nasdaq Global Select Market under the symbol "STCN." Our business address is 1601 Trapelo Road, Suite 170, Waltham, Massachusetts 02451, and our telephone number is (781) 663-5000. The Company's internet website is www.steelconnectinc.com. The Company makes available, free of charge, through its Internet website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, directors and officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company's website. Information contained on the Company's website is not included as part of, or incorporated by reference into, this Report.

ITEM 1A.— RISK FACTORS

Our businesses are subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common stock. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you many lose all or part of your investment.

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

RISKS RELATED TO OUR BUSINESS

We derive a substantial portion of our revenue from a small number of clients, and negative industry trends or the loss of one or more of any of those clients could adversely impact our business.

We derive and expect to continue to derive a substantial portion of our revenue by providing supply chain management services and marketing solutions to a small number of clients. For the fiscal years ended July 31, 2020 and 2019, the Company's 10 largest clients accounted for approximately 57% and 49% of consolidated net revenue, respectively. One client, associated with the Supply Chain segment, accounted for 17% of the Company's consolidated net revenue for the fiscal year ended July 31, 2020. Our business and future growth will continue to depend in large part on direct mail remaining a critical piece of customers' marketing spend, as well as, the industry trend towards outsourcing supply chain management and other business processes. If these trends do not continue or decline, demand for marketing solutions and our supply chain management services will decline, and our financial results could suffer. In addition, the loss of a significant amount of business or program with any key client could cause our revenue and or profits to decline and our financial results could suffer.

In general, we do not have any agreements which obligate any client to buy a minimum amount of services from us, or to designate us as its sole supplier of any particular services. If any of our key clients fail to respond successfully to market shifts, we would be adversely affected. There can be no assurance that our revenue from key clients will not decline in future periods.

We may have difficulty achieving and sustaining operating profitability, and if we deplete our working capital balances, our business will be materially and adversely affected.

For the fiscal years ended July 31, 2020 and 2019, we reported operating income (losses) of $32.4 million and $(25.3) million, respectively. Although we have reduced our cost of revenues as a percentage of revenues, we anticipate that we will continue to incur significant fixed operating expenses in the future, including both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, there can be no assurance that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. At July 31, 2020, we had consolidated cash and cash equivalents of approximately $75.9 million and current liabilities of approximately $249.9 million. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances, and our business will be materially adversely affected.

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

The majority of ModusLink's business and operations are in foreign countries, including China, the Netherlands, the Czech Republic, Ireland and Singapore. These operations have additional risks, including risks relating to currency exchange, difficulties and limitations on the repatriation of cash, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, and possible imposition of non-U.S. taxes. There can be no assurance that adverse developments with respect to such risks will not adversely affect our operations in certain countries.

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

In addition, our business in China faces additional risks, including the following:

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

The federal government has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. The current U.S. presidential administration has signaled support for implementing and, in some instances, has already proposed or taken action with respect to major changes to certain trade policies in an effort to encourage U.S. production, including tariffs on imports from China, Mexico, Canada and other countries. Additionally, the federal government has threatened to impose further tariffs, duties and/or trade restrictions on imports. Foreign governments have responded by imposing or increasing tariffs, duties and/or trade restrictions on U.S. goods and may consider other measures. These trade conflicts and related escalating governmental actions that result in additional tariffs, duties and/or trade restrictions could increase our operating costs, cause disruptions or shortages in our supply chains and/or negatively impact the U.S., regional or local economies, and, individually or in the aggregate, materially and adversely affect our business and our consolidated financial results.

A decline in our key business sectors or a reduction in consumer demand generally could have a material adverse effect on our business.

A large portion of our Supply Chain business revenue comes from clients in the technology and consumer products sectors, which is intensely competitive, very volatile and subject to rapid changes. A large portion of our Direct Marketing business revenue is generated from clients in the insurance, MSO, financial services and subscription services products sectors, which may be subject to fluctuations in overall economic conditions. Declines in the overall performance of the technology and consumer products sectors have in the past and could in the future, adversely affect the demand for supply chain management services and reduce our revenue and profitability from these clients. In addition, industry changes, such as the transition of more collateral materials from physical form to digital form, the convergence of functionality of smart phones and change in marketing channels, could lessen the demand for certain of our services or devices we currently handle. The recent uncertainty in the economy and other factors have resulted in decreased demand for our clients' products and reduction in demand for our marketing solutions, which have had a material adverse effect on our business, financial position and operating results.

Our operating results may fluctuate due to a number of factors many of which are beyond our control.

Our annual and quarterly operating results have fluctuated widely on a quarterly basis during the last several years and may continue to fluctuate due to a number of factors, including:

•	how well we execute on our strategy and operating plans;

•	implementation of our strategic initiatives and achievement of expected results of these initiatives;

•	demand for our services;

•	consumer confidence and demand;

•	specific economic conditions in the industries in which we compete;

•	general economic and financial market conditions;

•	timing of new product introductions or software releases by our clients or their competitors;

•	payment of costs associated with our acquisitions, sales of assets and investments;

•	market acceptance of new products and services;

•	seasonality;

•	temporary shortages in supply from vendors;

•	charges for impairment of long-lived assets, including restructuring in future periods;

•	political instability, including changes in tariff laws or natural disasters in the countries in which we operate;

•	actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates reflected in our accompanying consolidated financial statements;

•	changes in accounting rules;

•	changes in tax rules and regulations;

•	changes in labor laws;

•	availability of labor resources and the variability of available rates for labor resources;

•	unionization of our labor and contract labor; and

•	implementation of automation.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful or indicative of our future performance. In some fiscal quarters, our operating results may be below the expectations of securities analysts and investors, which may cause the price of our common stock to decline.

We must maintain adequate levels of inventory in order to meet client needs, which present risks to our financial position and operating results.

We must purchase and maintain adequate levels of inventory (including adequate levels of paper inventory used by IWCO) in order to meet client needs on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients in the Supply Chain business offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations, and the inability of our clients to fulfill their protection obligations could lower our gross margins and cause us to record inventory write-downs. In our Direct Marketing business, our clients typically do not provide such price protection. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

Our ability to obtain particular products or components in the quantities required to fulfill client orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by our suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, an inability to secure and maintain an adequate supply of products, packaging materials or components to fulfill our client orders on a timely basis, or a failure to meet clients' expectations, could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace, potential claims for damages and have a material adverse effect on our business.

We may encounter problems in our efforts to increase operational efficiencies.

Because the markets in which we operate are highly competitive, we continue to seek to identify ways to increase efficiencies and productivity and effect cost savings. IWCO and ModusLink are continually employing programs to achieve efficiencies, which include investment in capital equipment and automation. We cannot assure you that these projects and investment in capital will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects, do not achieve expected results, our business, financial position and operating results may be materially and adversely affected. In addition to already undertaken projects in our Supply Chain business designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system and the implementation of a model utilizing centralized "hub" locations to service multiple "spoke" locations across the Americas, Asia and Europe regions, our executive team is continuing its review across the organization designed to improve our operations, including a commitment to automate certain facilities.

Loss of essential employees or an inability to recruit and retain personnel could have a significant negative impact on our business.

Our success is largely dependent on the skills, experience, and efforts of our management and other employees. The loss of the services of one or more members of our senior management or of numerous employees with essential skills could have a negative effect on our business, financial condition and results of operations. If we are not able to retain or attract talented, committed individuals to fill vacant positions when needs arise, it may adversely affect our ability to achieve our business objectives. We do not currently maintain "key persons" insurance on our senior management. In particular, IWCO's production operations are dependent upon attracting and retaining skilled and unskilled employees to take advantage of all available manufacturing capacity and ensure on-time delivery of clients' marketing programs to meet service level agreements (SLAs) without penalty. IWCO's future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote personnel for all areas of its organization. Also, IWCO's sales executives, the majority of which have at least 10 years' industry experience, are focused on specific industry verticals leveraging their expertise to drive clients marketing results. Labor market conditions may have an adverse impact on profitability and ability to deliver product on time. Any material increases in employee turnover rates could also have a material adverse effect on our business, financial condition and results of operations. IWCO is exploring automation and efficiency options to reduce its reliance on direct labor.

Changes in our effective tax rate may adversely impact our results of operations.

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

•	changes in available tax credits;

•	changes in share-based compensation;

•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;

•	the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes;

•	increases in tax rates in various jurisdictions; and

•	the expiration of tax holidays.

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

The markets for our services are highly competitive and often lack significant barriers to entry enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services, as well as marketing solutions, is very competitive, and the intensity of the competition is expected to continue to increase. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for our products and services down, and these price reductions may reduce our revenue. The competition we face may also increase as a result of consolidation within the supply chain management and logistics, and marketing solutions industries. For example, if as a result of consolidation, our competitors are able to obtain more favorable terms from their suppliers, offer more comprehensive services to their customers, or otherwise take actions that increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition may be materially adversely affected.

The physical or intellectual property of our clients may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to litigation and other adverse consequences.

In the course of providing supply chain management services to our clients, we often have possession of or access to their physical and intellectual property, including consigned inventory, databases, software masters, certificates of authenticity and similar valuable physical or intellectual property. If this physical or intellectual property is damaged, misappropriated, stolen or lost, we could suffer: claims under client agreements or applicable law, or other liability for damages; delayed or lost revenue due to adverse client reaction; negative publicity; and litigation that could be costly and time consuming.

A significant disruption in, or breach in security of, our technology systems could adversely affect our business.

We rely on information and operational technology systems in the conduct of our business to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. We also collect and store sensitive data, including confidential business information and personal data. Upgrading our information technology systems is costly and subject to delay, and there is no assurance new systems will provide the benefits expected. We may also experience operational problems attributable to the installation, implementation, integration, performance, features or functionality of third-party software, systems and services.

In addition, our information and operational technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, worms or other malicious software programs, security breaches, cyber-attacks, natural disasters, defects in design, employee malfeasance, and human or technological errors. Cybersecurity incidents in particular are evolving and include, but are not limited to, use of malicious software, attempts to gain unauthorized access to data or control of automated production systems, and other security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various procedures and controls to monitor, deter and mitigate these threats have been implemented. However, given the unpredictability of the timing, nature and scope of technology security incidents and disruptions, our businesses could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information technology systems or networks, yet none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. Further, any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. While we maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with any security incidents that may occur in the future.

A breach of our information technology systems could also result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access or acquisition of such proprietary information, and any actual or perceived security breach could cause significant damage to our reputation, expose us to liability or regulatory enforcement action and adversely impact our relationships with our customers. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems could lead to misappropriation of proprietary and confidential information.

If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client, customer or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, litigation, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. State and federal laws may also require us to provide notice to affected individuals if their personal data is the subject of a breach in security, which would impose costs and could lead to additional liability and negative publicity.

We take cybersecurity and data privacy seriously and devote significant resources and tools to protect our systems, products and data and to prevent unwanted intrusions and disclosures, in compliance with applicable U.S. federal and state laws and non-U.S. laws and regulations addressing cybersecurity and data privacy. In particular, we have put in place policies and procedures to address the European General Data Protection Regulation, which went into effect in May 2018, and the California Consumer Privacy Act, which went into effect in January 2020. However, these security and compliance efforts are costly to implement and may not be successful. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. Any such breach could have a material adverse effect on our operations and our reputation and could cause irreparable damage to us or our systems, regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure.

The funds held for clients may be subject to credit risk.

In the course of providing certain supply chain services to our clients, we at times have possession of client funds. The funds are maintained at financial institutions, and the balances associated with these funds are at times without or in excess of federally insured limits. If these funds are impaired, misappropriated or stolen, we could suffer: claims under client agreements or applicable law, or other liability for damages; delayed or lost revenue due to adverse client reaction; negative publicity; and litigation that could be costly and time consuming.

We may not be able to identify, manage, complete and integrate acquisitions and achieve the anticipated synergies and benefits.

Part of our business strategy is to acquire businesses that we believe can complement our current business activities, both financially and strategically. Acquisitions involve many complexities and inherent risk, including, but not limited to: failure to achieve all or any projected synergies or other intended benefits of the acquisition; failure to integrate the purchased operations, technologies, products or services; substantial unanticipated integration costs; loss of key employees, including those of the acquired business; additional debt and/or assumption of unknown liabilities; loss of customers; and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. As a result, there is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses.

OTHER RISKS ASSOCIATED WITH THE COMPANY

We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, "NOLs" or "Tax Benefits").

Our past operations generated significant net operating losses ("NOLs"). The Company has net NOL carryforwards for federal and state tax purposes of approximately $2.1 billion and $117.0 million, respectively, at July 31, 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted in response to the COVID-19 pandemic which among, other things, amends the treatment of NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they "expire" for such purposes. Until they expire, we can "carry forward" NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021, we are allowed to carryback such NOLs to each of the five taxable years preceding the taxable year of such losses and generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2020 is limited to 80 percent of our taxable income for any tax year (computed without regard to the NOL deduction). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as "Current NOLs." We cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income.

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

In early 2018, Company's Board of Directors (the "Board") adopted an amendment to its Restated Certificate of Incorporation (the "Protective Amendment") and a tax benefit preservation plan ("Tax Plan"), each designed to preserve the Company's ability to utilize its NOLs, by preventing an "ownership change" within the meaning of Section 382 of the Internal Revenue Code that would impair the Company's ability to utilize its NOLs. On April 12, 2018, at the Annual Meeting of Steel Connect's stockholders (the "2017 Annual Meeting"), the stockholders of Steel Connect approved the Protective Amendment and Tax Plan, and Steel Connect filed the Protective Amendment with the Delaware Secretary of State.

The Protective Amendment generally restricts any direct or indirect transfer if the effect would be to (i) increase the direct, indirect or constructive ownership of any stockholder from less than 4.99% to 4.99% or more of the shares of common stock then outstanding or (ii) increase the direct, indirect or constructive ownership of any stockholder owning or deemed to own 4.99% or more of the shares of common stock then outstanding. Pursuant to the Protective Amendment, any direct or indirect transfer attempted in violation of the Protective Amendment would be void as of the date of the prohibited transfer as to the purported transferee (or, in the case of an indirect transfer, the ownership of the direct owner of the shares would terminate simultaneously with the transfer), and the purported transferee (or in the case of any indirect transfer, the direct owner) would not be recognized as the owner of the shares owned in violation of the Protective Amendment (the "excess stock") for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of such shares, or in the case of options, receiving shares in respect of their exercise. In addition to a prohibited transfer being void as of the date it is attempted, upon demand, the purported transferee must transfer the excess stock to an agent of the Company along with any dividends or other distributions paid with respect to such excess stock. The agent is required to sell such excess stock in an arm's-length transaction (or series of transactions) that would not constitute a violation under the Protective Amendment.

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

Initially, the Rights were attached to all certificates representing shares of common stock then outstanding, and no separate rights certificates were distributed. In the case of book entry shares, the Rights are evidenced by notations in the book entry accounts. Subject to certain exceptions specified in the Tax Plan, the Rights will separate from the common stock and a distribution date (the "Distribution Date") will occur upon the earlier of (i) ten (10) business days following a public announcement that a stockholder (or group) has become a beneficial owner of 4.99-percent or more of the shares of common stock then outstanding and (ii) ten (10) business days (or such later date as the Board determines) following the commencement of a tender offer or exchange offer that would result in a person or group becoming a 4.99-percent stockholder.

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the new 4.99-percent stockholder or group) to purchase additional shares at a significant discount, resulting in substantial dilution in the economic interest and voting power of the new 4.99-percent stockholder (or group). In addition, under certain circumstances in which the Company is acquired in a merger or other business combination after a non-exempt stockholder (or group) becomes a new 4.99-percent stockholder, each holder of the Right (other than the new 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company's common stock at a discount.

The Protective Amendment does not expire. The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m., on January 18, 2021; (ii) the time at which the Rights are redeemed or exchanged as provided in the Tax Plan; and (iii) the time at which the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of the NOLs. The Company's Board of Directors is currently considering whether to adopt another tax benefit preservation plan in light of the upcoming expiration of the Rights under the Tax Plan.

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

We are subject to federal, state and foreign tax audits which could result in the imposition of liabilities that may or may not have been reserved.

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

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. We are evaluating our state tax filings with respect to the recent Wayfair decision and prior regulations, and are in the process of reviewing our collection practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful, it could materially and adversely affect our business, financial condition and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made, it could materially and adversely affect our business, financial condition and operating results.

We may have problems raising or accessing capital we need in the future.

In recent years, we have financed our operations and met our capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of Company owned facilities that were not being fully utilized. These funding sources may not be sufficient in the future, and we may need to obtain additional funding from outside sources, however, we may not be able to obtain such funding. In addition, even if we obtain outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising capital in the future, our business could be materially adversely affected.

In addition, market and other conditions largely beyond our control may affect our ability to engage in future sales of our securities, the timing of any sales and the amount of proceeds we receive from sales of our securities. Even if we are able to sell our securities in the future, we may not be able to sell at favorable prices or on favorable terms. As long as our public float is less than $75 million, we will be limited in selling our securities on a short-form registration statement on Form S-3 to offerings that do not exceed one-third of our public float in a rolling 12-month period. Therefore, the process of raising capital to support our growth may be more expensive and time consuming, including the use of a registration statement on Form S-1, and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3 without these restrictions. In addition to entailing increased capital costs, any such transactions could result in substantial dilution of our stockholders' interests, transfer control to a new investor and diminish the value of an investment in our common stock.

We may also need to pursue strategic transactions, such as joint ventures, private placements or the sale of our business or all or substantially all of our assets. These private financings and strategic transactions could in the future require significant management attention, disrupt our business, adversely affect our financial results, be unsuccessful or fail to achieve the desired results. We are in discussions from time to time with such possible sources of additional funding.

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

The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks, to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the next year. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. For the fiscal year 2020, COVID-19 required temporary closures of certain of ModusLink's facilities. Additionally, although IWCO operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume.

Currently, the Company anticipates that the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on the Company's business. However, as the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business beyond fiscal year 2020 will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.

The Company's results of operations, including sales volume, were adversely affected by COVID-19 during the fiscal year 2020, and the Company currently anticipates that the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on the Company's business. The COVID-19 pandemic or other epidemics or outbreaks of infectious diseases could materially adversely impact the Company's results of operations, financial condition and liquidity in several ways. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•	impair the Company's ability to manage day-to-day service and product delivery;

•	continue to impact customer demand of our businesses' products and services;

•	cause disruptions in or closures of the Company's operations or those of its customers and suppliers;

•	cause the Company to experience an increase in costs as a result of the Company's emergency measures, delayed payments from customers and uncollectible accounts;

•	cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation of our businesses;

•	cause limitations on the Company's employees' ability to work and travel;

•	impact availability of qualified personnel;

•
increase cybersecurity risks as remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

•	cause other unpredictable events.

As the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business in fiscal 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the manufacturing of and demand for our businesses' products and services, the effect of federal, state or local regulations regarding safety measures to address the spread of COVID-19, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. Due to the evolving and uncertain nature of this event, the Company cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact the Company's business, results and financial condition, which will depend on many factors that are not known at this time. The Company is staying in close communication with its employees, customers and suppliers, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee the Company will be able to do so.

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

Given the extraordinary market conditions due to the COVID-19 pandemic, Nasdaq determined to toll the compliance periods for the Minimum Bid Price Rule and the market value of publicly held shares requirement through June 30, 2020 (the "Tolling Period").

The Company may regain compliance with the Minimum Bid Price Rule during the Tolling Period, or in accordance with Nasdaq Listing Rules, during the 180 calendar day period from July 1, 2020 to December 28, 2020. If at any time through December 28, 2020, the closing bid price of the Company's common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide written notification to the Company that it complies with the Minimum Bid Price Rule. In the event the Company does not regain compliance by December 28, 2020, the Company may be eligible for additional time to regain compliance of up to an additional 180 calendar days ending June 27, 2021 if it satisfies the conditions for and completes a transfer to the Nasdaq Capital Market. The Company believes that it will be eligible to satisfy these conditions for a transfer.

The Company intends to monitor the closing bid price of its common stock between now and December 28, 2020, and, if applicable, June 27, 2021, and to take reasonable measures to regain compliance under the Nasdaq Listing Rules. During the applicable cure periods, the Company also intends to maintain the listing of its common stock on the Nasdaq Global Select Market or the Nasdaq Capital Market, to the extent that the Company transfers to obtain a second 180-day cure period ending June 27, 2021. While the Company plans to review all available options, there can be no assurance that it will be able to regain compliance with the Nasdaq Listing Rules. If the Company were to receive a delisting determination after the expiration of the applicable cure periods, it would be permitted to appeal the determination to a Nasdaq Hearings Panel, and its common stock would remain listed pending the panel's decision after the hearing. If the Company did not succeed in such an appeal, its common stock would be removed from trading on Nasdaq, pending further review at the Company's option by a Nasdaq Listing Council.

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

SPH Group Holdings LLC and its affiliates own a majority of the voting power of our capital stock and have significant influence over our corporate decisions.

As of July 31, 2020, SPH Group Holdings LLC ("SPHG Holdings") and its affiliates, including Steel Partners Holdings L.P. ("Steel Holdings"), Handy & Harman Ltd. and Steel Partners, Ltd., beneficially owned approximately 48.8% of our outstanding capital stock, including 17,857,143 shares of common stock underlying Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), which vote on an as-converted basis together with our common stock, and 6,293,707 shares of common stock underlying a 7.50% Convertible Senior Note due 2024, which do not vote on an as-converted basis together with our common stock. In addition, as of July 31, 2020, a Section 13(d) group made of SPHG Holdings and certain of its affiliates, collectively owned 55.3% of our outstanding capital stock, representing 51.9% of the voting power of our capital stock.

As a result of this board representation and ownership of our capital stock, SPHG Holdings and its affiliates are able to influence our management and affairs and many matters requiring stockholder approval, including the election of directors, the passage of a tax benefits preservation plan and certain amendments to our organizational documents. In addition, because a business combination, such as a merger or consolidation, requires the affirmative vote of 75% of our outstanding voting stock, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our common stock. SPHG Holdings and its affiliates may also have interests that are different from other shareholders and may vote in a way that may be adverse to our other stockholders' interests, and conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of SPHG Holdings and its affiliates. See Note 21 for additional information.

Members of our Board also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.

Some members of our Board also hold positions with Steel Holdings and its affiliates. Specifically, Warren G. Lichtenstein, our Interim Chief Executive Officer and Executive Chairman of the Board, is affiliated with Steel Holdings and is now the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"). Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, a director, is the President and a director of Steel Holdings GP. See our definitive proxy statement on Schedule 14A filed on June 29, 2020 for full biographical information for Messrs. Lichtenstein, Kassan and Howard.

As a result, these individuals may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as our directors that conflict with their fiduciary obligations to Steel Holdings and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders. While our contractual arrangements place restrictions on the parties' conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting SPHG Holdings and affiliates.

Litigation pending against us could materially impact our business and results of operations.

We are currently a party to various legal and other proceedings. See Legal Proceedings in Item 3 of this Form 10-K. Trends in litigation may include class actions involving consumers, shareholders or employees, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty, and adverse litigation trends and outcomes could result in material damages and/or other expenses, which could adversely affect our financial condition and results of operations. We can provide no assurances as to the outcome of any litigation.

The existence of a material weakness in our internal controls over financial reporting could have a material adverse impact on the Company. While we have remediated the previously-identified material weakness in our internal control over financial reporting, the value of our common stock could suffer from our initial identification of such material weakness, and we may identify other material weaknesses in the future.

As previously disclosed in the Company's Form 10-K for the fiscal year ended July 31, 2019, management concluded that there was a material weakness in our controls over financial reporting with respect to the Company's information technology general controls. Specifically, it was identified that there was a lack of segregation of duties due to the number of users who maintained administrative access and super user access rights and lack of controls related to change management and monitoring program changes related to the ERP system at IWCO. Since our management first concluded that there was a material weakness in our internal control over financial reporting, we have taken certain measures to improve our applicable controls, and as of July 31, 2020, the material weakness was remediated. For more information on our remediation efforts and these management determinations, see Part II, Item 9A, Controls and Procedures.

Although we believe we remediated the material weakness and our management has determined that our disclosure controls and procedures and internal control over financial reporting were effective as of July 31, 2020, there can be no assurance that our controls will remain adequate or not suffer from other material weaknesses as conditions change or our compliance with policies and procedures evolves over time. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including judgments used in decision-making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the soundness of our systems and cost limitations. Moreover, the trading price of our common stock could suffer from any lasting impact from this past identification of a material weakness or identification of a material weaknesses in the future. These could include regulatory inquiries, enforcement actions or litigation, decreased confidence from investors or difficulty in finding investors or financial institutions to assist us in raising capital.

RISKS RELATED TO OUR INDEBTEDNESS

As of July 31, 2020, the carrying value of the debt outstanding was approximately $379.0 million, which was comprised of $371.0 million term loan due December 15, 2022 and $8.1 million of 7.50% Senior Convertible Notes due March 1, 2024.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our financial and operating performance, which is subject to economic, financial, competitive and other factors, some which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt, meet working capital requirements and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital and credit markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. See Liquidity and Capital Resources contained in Item 7 of this Form 10-K.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

Our indebtedness could have important consequences for us and our stockholders. For example, our debt agreements require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

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

The debt agreements governing our indebtedness contain affirmative and negative covenants, including with regard to specified financial ratios, that limit and restrict our operations and may hamper our ability to engage in activities that may be in our long-term best interests. Events beyond our control could affect our ability to meet these and other covenants under the debt agreements. Our failure to comply with our covenants and other obligations under the debt agreements may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results and business, and could cause us to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.

Changes in reference interest rates could adversely affect our results from operations and financial condition.

An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.

In addition to this, LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The Company typically uses LIBOR as a reference rate in the Company's credit facilities such that the interest due to our lenders is calculated using LIBOR. In 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR is uncertain. At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on the Company's liquidity or interest expense. If LIBOR ceases to exist, the Company may need to renegotiate its credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM  2.— PROPERTIES

IWCO leases three facilities, including administrative offices, in Chanhassen, MN., one facility in Little Falls, MN., one facility in Warminster, PA. and two facilities in Hamburg, PA. The IWCO leases generally expire at varying dates through fiscal year 2030 and include renewals at our option.

The Supply Chain business leases more than 20 sites in several countries from which we operate ModusLink, which facilities consist of office and warehouse space. These facilities are located throughout the world, including, but not limited to, facilities throughout the United States (including our corporate headquarters in Waltham, Massachusetts), Mexico, the Netherlands, the Czech Republic, Ireland, Singapore, Japan and China. e-Business operates from its leased facilities in the Netherlands with offices in Massachusetts, Utah, Singapore and Australia. We believe that our existing facilities are suitable and adequate for our present purposes, and that new facilities will be available in the event we need additional or new space. Our Supply Chain business leases generally expire at varying dates through fiscal year 2026 and include renewals at our option. Certain facilities leased by us are subleased in whole or in part to subtenants, and we are seeking to sublease additional office and warehouse space that is not currently being utilized by us.

ITEM 3.— LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 9 to our consolidated financial statements and is incorporated by reference into this Item 3. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, Risk Factors, of this Report.

ITEM 4.— MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol "STCN."

Stockholders

As of September 1, 2020, there were approximately 321 holders of record of common stock of the Company.

Dividends

We currently intend to retain earnings, if any, to support our business and do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including our financial condition, operating results, any restrictions on payment of dividends under our credit facilities, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not make any purchases of its common stock during the quarter ended July 31, 2020.

Equity Compensation Plans

Information regarding the Company's equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

Equity Performance Graph

Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this item.

ITEM 6.— SELECTED FINANCIAL DATA

Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this item.

ITEM 7.— MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Item 1A of this report, "Risk Factors," and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We do not undertake any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Steel Connect, Inc. is a diversified holding company with two, wholly-owned subsidiaries, IWCO and ModusLink, that serve the direct marketing and supply chain management markets, respectively. For a more complete description of the Company's segments, see Part I, Item 1, "Business" found elsewhere in this Form 10-K.

Impact of COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the next year. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. For the fiscal year 2020, COVID-19 required temporary closures of certain of ModusLink's facilities. Additionally, although IWCO operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume. As of the filing of this Form 10-K, all of the Company's facilities were open and able to operate at normal capacities. Additionally, to help mitigate the financial impact of the COVID-19 pandemic, the Company initiated cost reduction actions, including the waiver of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The Company continues its focus on cash management and liquidity, which includes elimination of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and borrowing from its revolving credit facilities, if needed, as a precautionary measure to preserve financial flexibility. The Company will evaluate further actions if circumstances warrant.

Currently, the Company anticipates that the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on the Company's business. However, as the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business beyond fiscal year 2020 will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions, and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.

Results of Operations

Fiscal Year 2020 compared to Fiscal Year 2019

Net Revenue:

	Fiscal Year Ended July 31, 2020	As a % of Total Net Revenue	Fiscal Year Ended July 31, 2019	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$444,360	56.8%	$486,902	59.4%	$(42,542)	(8.7)%
Supply Chain	338,453	43.2%	332,928	40.6%	5,525	1.7%
Total	$782,813	100.0%	$819,830	100.0%	$(37,017)	(4.5)%

Consolidated net revenue, for the fiscal year ended July 31, 2020, decreased by approximately $37.0 million, as compared to the fiscal year ended July 31, 2019. Direct Marketing segment net revenue for the fiscal year ended July 31, 2020 decreased by approximately $42.5 million primarily driven by lower volumes due to the COVID-19 pandemic, partially offset by a higher average price per package mailed. The decrease in net revenue was primarily associated with customers in the financial services and MSO industries, partially offset by increases in the subscription services and healthcare industries. Supply Chain net revenue for the fiscal year ended July 31, 2020 increased by approximately $5.5 million primarily driven by increased revenues from a client computing market, partially offset by decreased revenues from clients in the consumer electronics and consumer products industries. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the fiscal year ended July 31, 2020, as compared to the same period in the prior year.

Cost of Revenue:

	Fiscal Year Ended July 31, 2020	As a % of Segment Net Revenue	Fiscal Year Ended July 31, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$345,173	77.7%	$372,683	76.5%	$(27,510)	(7.4)%
Supply Chain	274,681	81.2%	297,417	89.3%	(22,736)	(7.6)%
Total	$619,854	79.2%	$670,100	81.7%	$(50,246)	(7.5)%

Consolidated cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of direct marketing and supply chain management services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the fiscal year ended July 31, 2020 included materials procured on behalf of our Supply Chain clients of $190.3 million, as compared to $191.4 million for the same period in the prior year, a decrease of $1.1 million. Total cost of revenue decreased by $50.2 million for the fiscal year ended July 31, 2020, as compared to the same period in the prior year, primarily due to a decline in labor and material costs.

Gross margin percentage for the fiscal year ended July 31, 2020 increased to 20.8% from 18.3% in the fiscal year ended July 31, 2019, primarily due to improved customer mix and lower labor costs, partially offset by an increase in material costs as a percentage of net revenue. The Direct Marketing segment's gross margin percentage decreased by 120 basis points to 22.3% for the fiscal year ended July 31, 2020, as compared to 23.5% for the fiscal year ended July 31, 2019 primarily due to changes in sales mix, higher material costs as a percentage of net revenue and lower overhead absorption caused by a decline in sales volume due to the COVID-19 pandemic. The Supply Chain segment's gross margin percentage increased by 810 basis points to 18.8% for the fiscal year ended July 31, 2020, as compared to 10.7% for the fiscal year ended July 31, 2019 primarily due to improved customer mix and decreased labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's gross margin for the fiscal year ended July 31, 2020.

Selling, General and Administrative:

	Fiscal Year Ended July 31, 2020	As a % of Segment Net Revenue	Fiscal Year Ended July 31, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$58,992	13.3%	$92,927	19.1%	$(33,935)	(36.5)%
Supply Chain	35,820	10.6%	38,848	11.7%	(3,028)	(7.8)%
Sub-total	94,812	12.1%	131,775	16.1%	(36,963)	(28.1)%
Corporate-level activity	8,449		12,303		(3,854)	(31.3)%
Total	$103,261	13.2%	$144,078	17.6%	$(40,817)	(28.3)%

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

Selling, general and administrative expenses during the fiscal year ended July 31, 2020 decreased by approximately $40.8 million, as compared to the same period in the prior year. Direct Marketing's selling, general and administrative expenses for the fiscal year ended July 31, 2020 decreased approximately $33.9 million primarily due to a $32.1 million charge in the prior fiscal year for accrued taxes that did not recur. Supply Chain's selling, general and administrative expenses for the fiscal year ended July 31, 2020 decreased approximately $3.0 million primarily to due to a decrease in professional services and employee-related costs. Corporate-level activity decreased primarily due to a reduction in employee-related costs. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's selling, general and administrative expenses for the fiscal year ended July 31, 2020.

Amortization of Intangible Assets:

The intangible asset amortization of $27.3 million and $30.4 million during the fiscal years ended July 31, 2020 and 2019, respectively, relates to amortizable intangible assets acquired by the Company in connection with its acquisition of IWCO on December 15, 2017. The decrease is due to lower amortization expense with respect to our customer relationship intangible assets. Our customer relationship intangible assets are amortized using an accelerated method, which reflects the pattern in which we receive the economic benefit of the asset.

Interest Income/Expense:

Interest income totaled approximately $0.1 million and $0.5 million for the fiscal years ended July 31, 2020 and 2019, respectively. The decrease in interest income is primarily due to the sale of marketable securities during the fiscal year 2019.

Interest expense totaled approximately $34.0 million and $42.0 million for the fiscal years ended July 31, 2020 and 2019, respectively. The decrease in interest expense is primarily due to the maturity and settlement of the Company's 5.25% Convertible Senior Notes on March 1, 2019.

Other Gains, Net:

Other gains, net for the fiscal year ended July 31, 2020 were approximately $2.1 million. Other gains, net included gains of $0.8 million from the derecognition of accrued pricing liabilities in the Supply Chain segment and $0.9 million in net realized and unrealized foreign exchange gains in the Supply Chain segment.

Other gains, net for the fiscal year ended July 31, 2019 were approximately $4.6 million. Other gains, net included gains of $4.6 million from the derecognition of accrued pricing liabilities in the Supply Chain segment and $0.3 million in net realized foreign exchange gains in the Supply Chain segment, partially offset by $0.3 million in other losses, net.

Income Tax Expense:

During the fiscal year ended July 31, 2020, the Company recorded income tax expense of approximately $5.9 million. During the fiscal year ended July 31, 2019, the Company recorded income tax expense of approximately $4.7 million.

The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of it securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of July 31, 2020, the Company's primary sources of liquidity consisted of cash and cash equivalents of $75.9 million, which include balances held in certain foreign jurisdictions, and borrowing availability under its subsidiaries credit facilities.

Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the fiscal year ended July 31, 2019 relating to this aspect of the U.S. Tax Reform. In future years, under the U.S. Tax Reform, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.

Cerberus Credit Facility

On December 15, 2017, the Company entered into a Financing Agreement (the "Financing Agreement"), by and among the Company, Instant Web, LLC, a Delaware corporation and wholly-owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. Steel Connect, Inc. is not a borrower or a guarantor under the Financing Agreement.

The Financing Agreement provides for a $393.0 million term loan facility (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Facility") (together, the "Cerberus Credit Facility"). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the Company's acquisition of IWCO (the "IWCO Acquisition"), (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition. The Cerberus Credit Facility has a maturity of five years. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower's option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option. The Term Loan under the Cerberus Credit Facility is repayable in consecutive quarterly installments, each of which will be in an amount equal per quarter of $1.5 million and each such installment to be due and payable, in arrears, on the last day of each calendar quarter commencing on March 31, 2018 and ending on the earlier of (a) December 15, 2022 and (b) upon the payment in full of all obligations under the Financing Agreement and the termination of all commitments under the Financing Agreement. Further, the Term Loan would be permanently reduced pursuant to certain mandatory prepayment events including an annual "excess cash flow sweep" of 50% of the consolidated excess cash flow, with a step-down to 25% when the Leverage Ratio (as defined in the Financing Agreement) is below 3.50:1.00; provided that, in any calendar year, any voluntary prepayments of the Term Loan shall be credited against the Borrower's "excess cash flow" prepayment obligations on a dollar-for-dollar basis for such calendar year. Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO's subsidiaries.

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

The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. During the fiscal year ended July 31, 2020, the Company did not trigger any of these covenants. At July 31, 2020, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. As of July 31, 2020, IWCO did not have any balance outstanding on the Revolving Facility. As of July 31, 2019, IWCO had $6.0 million outstanding on the Revolving Facility. As of July 31, 2020, the principal amount outstanding on the Term Loan was $372.0 million, and the current and long-term net carrying value of the Term Loan was $371.0 million.

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

At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG

Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with Nasdaq Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date. As of July 31, 2020, the net carrying value of the SPHG Note was $8.1 million.

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

Obligations under the MidCap Credit Agreement are guaranteed by the MidCap Guarantors, and the MidCap Credit Agreement is secured by security interests in substantially all of the assets of ModusLink and the MidCap Guarantors, including a pledge of all of the equity interests of each subsidiary of ModusLink that is a domestic entity (subject to certain limited exceptions). Steel Connect, Inc. is not a borrower or a guarantor under the MidCap Credit Agreement. The MidCap Credit Agreement includes certain representations and warranties of ModusLink, as well as events of default and certain affirmative and negative covenants that are customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and dispositions by ModusLink, as well as limitations on ModusLink's ability to make certain distributions and to enter into transactions with affiliates. The MidCap Credit Agreement requires compliance with certain financial covenants providing for the maintenance of a minimum fixed charge coverage ratio, all as more fully described in the MidCap Credit Agreement. Upon the occurrence and during the continuation of an event of default under the MidCap Credit Agreement, MidCap may, among other things, declare all obligations under the MidCap Credit Agreement immediately due and payable and increase the interest rate at which loans and other obligations under the MidCap Credit Agreement bear interest. At July 31, 2020, the Company had a readily available borrowing capacity under its MidCap Credit Facility of $4.4 million. At July 31, 2020, the Company did not have any balance outstanding on the MidCap Credit Facility.

Steel Connect, Inc., the Parent

As indicated above, Steel Connect, Inc. (excluding its operating subsidiaries, the "Parent") is not a borrower or a guarantor under its subsidiaries' credit facilities, and these credit facilities place limits on distributions to the Parent. Under the Financing Agreement, IWCO is permitted to make distributions to the Parent, in an aggregate amount not to exceed $5.0 million in any fiscal year. The Parent is entitled to receive additional cash remittances under a tax sharing agreement from IWCO; however, the total amount that IWCO may distribute to the Parent for management fees and tax sharing during the calendar year ending December 31, 2020, is limited to $5.0 million. Distributions by ModusLink to the Parent are limited to $2.0 million in any fiscal year under the terms of the MidCap Credit Agreement.

The Parent believes it has access to adequate resources to meet its needs for normal operating costs, debt obligations and working capital for at least the next twelve months; however, there can be no assurances that the Parent and its operating businesses will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in their respective financing agreements, which could also result in the acceleration of their debt obligations by their respective lenders, adversely affecting liquidity.

Cash Flows Information

Consolidated working capital deficit was $26.4 million at July 31, 2020, compared with $43.5 million at July 31, 2019. Included in working capital were cash and cash equivalents of $75.9 million at July 31, 2020 and $32.5 million at July 31, 2019. The improvement in the working capital deficit was primarily driven by higher cash and cash equivalents and lower accounts payable, partially offset by lower accounts receivable due to earlier customer cash receipts, reflecting our focus on cash collection, and reduced sales levels at IWCO, as well as increased lease liabilities recognized due to the adoption of new accounting standards.

Net cash provided by operating activities was $71.6 million for the fiscal year ended July 31, 2020, as compared to net cash provided by operating activities of $20.8 million in the prior year period. The $50.8 million improvement in cash provided by operating activities reflects improvement in operating income. During the year ended July 31, 2020, non-cash items within net cash provided by operating activities included depreciation expense of $23.1 million, amortization of intangible assets of $27.3 million, amortization of deferred financing costs of $0.4 million, accretion of debt discount of $0.6 million, share-based compensation of $0.7 million and other gains, net of $2.1 million. During the fiscal year ended July 31, 2019, non-cash items within net cash provided by operating activities included depreciation expense of $22.1 million, amortization of intangible assets of $30.4 million, amortization of deferred financing costs of $0.8 million, accretion of debt discount of $3.4 million, impairment of long-lived assets of $3.0 million, share-based compensation of $1.3 million, other gains, net of $4.6 million and gains on investments in affiliates of $42.0 thousand.

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

Net cash used in investing activities was $11.9 million for the fiscal year ended July 31, 2020, as compared to net cash used in investing activities of $14.5 million in the prior year period. The $11.9 million of cash used in investing activities during the fiscal year ended July 31, 2020 was primarily comprised of $12.1 million in capital expenditures. The $14.5 million of cash used in investing activities during the year ended July 31, 2019 was primarily comprised of $14.5 million in capital expenditures.

Net cash used in financing activities was $12.3 million for the year ended July 31, 2020, as compared to net cash used in financing activities of $63.8 million in the prior year period. The $12.3 million of cash used in financing activities during the fiscal year ended July 31, 2020 was primarily due to $6.0 million of net payments under revolving credit facilities, $3.2 million in payments of long-term debt, $2.1 million in payment of preferred dividends and $0.9 million in payments for financing the MidCap Credit Agreement and amending the Cerberus Credit Facility. The $63.8 million of cash used in financing activities during the year ended July 31, 2019 was primarily comprised of proceeds from issuance of the SPHG Note of $14.9 million, proceeds from revolving line of credit, net of $6.0 million, payments on maturity of the Company's 5.25% convertible senior notes of $63.9 million, payments of long-term debt of $14.9 million, payments of preferred dividends of $2.1 million, purchases of the Company's convertible senior notes of $3.7 million.

The Company believes it will generate sufficient cash to meet its debt obligations and covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.

Off-Balance Sheet Financing Arrangements

The Company does not have any off-balance sheet financing arrangements.

Contractual Obligations

Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this Item.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 2 to our audited consolidated financial statements. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to: (1) revenue recognition; (2) valuation allowances for trade and other receivables and inventories; (3) the valuation of goodwill, other intangible assets and long-lived assets; (4) contingencies, including litigation reserves; (5) restructuring charges and related severance expenses; (6) litigation reserves; (7) pension obligations, (8) going concern assumptions, and (9) accrued pricing and tax related liabilities. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: recognition of revenue; determining the valuation of inventory and related reserves; accounting for impairment of goodwill, other intangible assets and long-lived assets; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in estimates are reflected in the periods in which they become known. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to recoverability of assets; and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the critical accounting policies below contain the more significant judgments and estimates used in the preparation of our financial statements:

•	Revenue recognition

•	Inventory valuation

•	Accounting for goodwill, other intangible assets and long-lived assets

•	Income taxes

Revenue Recognition

The Company recognizes revenue from its contracts with customers primarily from the sale of marketing solutions offerings and supply chain management services. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For IWCO's marketing solutions offerings and ModusLink's supply chain management services arrangements, the goods and services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

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

Supply chain management services.

ModusLink's revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer's behalf as part of its service to them. The majority of these arrangements consist of two distinct performance obligations (i.e, warehousing/inventory management service and a separate kitting/packaging/assembly service), revenue related to each of which is recognized over time as services are performed using an input method based on the level of efforts expended.

Other.

Other revenue consists of cloud-based software subscriptions, software maintenance and support service contracts, fees for professional services and fees for the sale of perpetual software licenses in ModusLink's e-Business operations. Except for perpetual software licenses, revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement or over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract. Revenue from the sale of perpetual licenses is recognized at a point in time upon execution of the relevant license agreement and when delivery has taken place.

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

Inventory Valuation

We value inventory at the lower of cost or net realizable value. Cost is determined by both moving averages and the first-in, first-out methods. We monitor inventory balances and record inventory provisions for any excess of the cost of the inventory over its estimated net realizable value. We also monitor inventory balances for obsolescence and excess quantities as compared to projected demands. Our inventory methodology is based on assumptions about average shelf life of inventory, forecasted volumes, forecasted selling prices, contractual provisions with our clients, write-down history of inventory and market conditions. While such assumptions may change from period to period, in determining the net realizable value of our inventories, we use the best information available as of the balance sheet date. If actual market conditions are less favorable than those projected, or we experience a higher incidence of inventory obsolescence because of rapidly changing technology or client requirements, additional inventory provisions may be required. Once established, write-downs of inventory are considered permanent adjustments to the cost basis of inventory and cannot be reversed due to subsequent increases in demand forecasts.

IWCO's inventory consists primarily of raw material (paper) used to produce direct mail packages and work-in-process. Finished goods are generally not a significant element of IWCO's inventory as they are generally mailed after the production and sorting process.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. The Company's goodwill of $257.1 million as of July 31, 2020 relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. We review goodwill for impairment annually in the fourth quarter and test for impairment during the year if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An entity can choose between using the qualitative or Step 0 approach, or perform a quantitative test for impairment.

For the Step 0 approach, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the Step 0 assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the Step 0 assessment in any subsequent period.

For the quantitative test, the Company will calculate the fair value of a reporting unit and compare it to its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including the income approach, the market approach and/or the cost approach. The Company generally determines the fair value of its reporting unit using a discounted cash flow valuation approach. If a potential impairment is identified, the Company will determine the amount of goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized.

In our latest annual impairment evaluation that occurred as of June 30, 2020, we used the qualitative method of assessing goodwill for the Direct Marketing reporting unit, and we determined that it was not more likely than not that the fair value was less than its carrying value. In making this determination, we considered several factors, including but not limited to the following:

•
the amount by which the fair value of the reporting unit exceeded its carrying values as of the date of the most recent quantitative impairment analysis (April 30, 2020), which was greater than $30 million and which indicated there would need to be substantial negative developments in the markets in which the Direct Marketing reporting unit operates in order for there to be potential impairment;

•	the carrying value of the reporting unit as of June 30, 2020 compared to the previously calculated fair value as of the date of the most recent quantitative impairment analysis;

•	the current forecasts as compared to the forecasts included in the most recent quantitative impairment analysis;

•
public information from competitors and other industry information to determine if there were any significant adverse trends in our competitors' businesses, such as significant declines in market capitalization or significant goodwill impairment charges that could be an indication that the goodwill of our reporting units was potentially impaired;

•
changes in our market capitalization and overall enterprise valuation to determine if there were any significant decreases that could be an indication that the valuation of the reporting unit had significantly decreased; and

•
whether there had been any significant increases to the weighted average cost of capital (WACC) rate for the reporting unit, which could materially lower our prior valuation conclusions under a discounted cash flow approach.

As discussed previously, in addition to the annual goodwill impairment assessment, we review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of a reporting unit's goodwill may not be recoverable. As a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that goodwill and other intangible assets may become impaired.

Other intangible assets, net, as of July 31, 2020, include trademarks and tradenames with a gross balance of $20.5 million and carrying balance of $2.6 million, and customer relationships with a gross balance of $192.7 million and carrying balance of $132.7 million. The trademarks and tradenames intangible assets are being amortized on a straight-line basis over a 3 years estimated useful life. The customer relationship intangible assets are being amortized on a double-declining basis over an estimated useful life of 15 years. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. If the carrying amount of other intangible assets, net is not recoverable, the carrying amount of such assets is reduced to fair value. The Company did not identify indicators of impairment as of July 31, 2020.

In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As July 31, 2020, the consolidated carrying values of our property, plant and equipment were $79.7 million, which represented 10.5% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset's use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized and other factors depending on the asset, including estimated future sales, profits and related cash flows. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Income Taxes

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $117.0 million, respectively, at July 31, 2020. A 5% reduction in the Company's current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $23.4 million. Income taxes are accounted for under the provisions of ASC 740, Income Taxes, using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. As of July 31, 2020 and 2019, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance accordingly. The Company also performs a valuation allowance scheduling exercise based on the deferred tax assets and liabilities as of July 31, 2020. From a state perspective, the Company does not have enough deferred tax assets in certain state jurisdictions to offset future income from the reversal of its deferred tax liabilities, and therefore a state deferred tax liability was recorded in the period ending July 31, 2020.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2020.

Recent Accounting Pronouncements

For a discussion of the Company's new or recently adopted accounting pronouncements, see Note 2 to the consolidated financial statements found elsewhere in this Form 10-K.

Tax Benefits Preservation Plan

In early 2018, Company's Board of Directors adopted an amendment to its Restated Certificate of Incorporation (the referred to as the "Protective Amendment") and a tax benefit preservation plan (referred to as the "Tax Plan"), each designed to preserve the Company's ability to utilize its NOLs, by preventing an "ownership change" within the meaning of Section 382 of the Internal Revenue Code that would impair the Company's ability to utilize its NOLs. On April 12, 2018, at the 2017 Annual Meeting, the stockholders of Steel Connect approved the Protective Amendment and Tax Plan, and Steel Connect filed the Protective Amendment with the Delaware Secretary of State.

The federal net operating losses will expire from fiscal year 2022 through 2038, and the state net operating losses will expire from fiscal year 2019 through 2039. The Company's ability to use its Tax Benefits would be substantially limited if the Company undergoes an Ownership Change. The Protective Amendment and Tax Plan are intended to prevent an Ownership Change of the Company that would impair the Company's ability to utilize its Tax Benefits.

The Protective Amendment generally restricts any direct or indirect transfer if the effect would be to (i) increase the direct, indirect or constructive ownership of any stockholder from less than 4.99% to 4.99% or more of the shares of common stock then outstanding or (ii) increase the direct, indirect or constructive ownership of any stockholder owning or deemed to own 4.99% or more of the shares of common stock then outstanding. Pursuant to the Protective Amendment, any direct or indirect transfer attempted in violation of the Protective Amendment would be void as of the date of the prohibited transfer as to the purported transferee (or, in the case of an indirect transfer, the ownership of the direct owner of the shares would terminate simultaneously with the transfer), and the purported transferee (or in the case of any indirect transfer, the direct owner) would not be recognized as the owner of the shares owned in violation of the Protective Amendment (the "excess stock") for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of such shares, or in the case of options, receiving shares in respect of their exercise. In addition to a prohibited transfer being void as of the date it is attempted, upon demand, the purported transferee must transfer the excess stock to an agent of the Company along with any dividends or other distributions paid with respect to such excess stock. The agent is required to sell such excess stock in an arm's-length transaction (or series of transactions) that would not constitute a violation under the Protective Amendment.

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

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the 4.99-percent stockholder or group) to purchase additional shares of the Company at a significant discount, resulting in substantial dilution in the economic interest and voting power of the 4.99-percent stockholder (or group). In addition, under certain circumstances in which the Company is acquired in a merger or other business combination after a non-exempt stockholder (or group) becomes a 4.99-percent stockholder, each holder of the Right (other than the 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company's common stock at a discount.

The Protective Amendment does not expire. The Rights are not exercisable until the Distribution Date and will expire at the earliest of (i) 11:59 p.m., on January 18, 2021; (ii) the time at which the Rights are redeemed or exchanged as provided in the Tax Plan; and (iii) the time at which the Board determines that the Tax Plan is no longer necessary or desirable for the preservation of the Tax Benefits. The Company's Board of Directors is currently considering whether to adopt another tax benefit preservation plan in light of the upcoming expiration of the Rights under the Tax Plan.

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
Waltham, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Connect, Inc. and subsidiaries (the "Company") as of July 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended July 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
September 30, 2020

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2020	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$75,887	$32,548
Accounts receivable, trade, net of allowance for doubtful accounts of $134 and $1,804 at July 31, 2020 and 2019, respectively	93,072	112,141
Inventories, net	15,354	23,674
Funds held for clients	18,755	13,516
Prepaid expenses and other current assets	20,475	31,445
Total current assets	223,543	213,324
Property and equipment, net	79,678	91,268
Goodwill	257,128	257,128
Other intangible assets, net	135,263	162,518
Operating right-of-use assets	56,140	—
Other assets	7,420	7,325
Total assets	$759,172	$731,563

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,002	$85,898
Accrued expenses	111,380	112,658
Funds held for clients	18,755	13,516
Current portion of long-term debt	5,527	5,732
Current lease obligations	14,318	127
Other current liabilities	29,950	38,919
Total current liabilities	249,932	256,850
Convertible note payable	8,054	7,432
Long-term debt, excluding current portion	365,468	368,505
Long-term lease obligations	43,211	—
Other long-term liabilities	8,509	10,898
Total long-term liabilities	425,242	386,835
Total liabilities	675,174	643,685
Commitments and contingencies (Note 9)
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at July 31, 2020 and 2019	35,180	35,186
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at July 31, 2020 and 2019; zero shares issued and outstanding at July 31, 2020 and 2019	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 62,787,919 issued and outstanding shares at July 31, 2020; 61,805,856 issued and outstanding shares at July 31, 2019	628	618
Additional paid-in capital	7,478,047	7,477,327
Accumulated deficit	(7,433,700)	(7,426,287)
Accumulated other comprehensive income	3,843	1,034
Total stockholders' equity	48,818	52,692
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$759,172	$731,563

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended July 31,
	2020	2019
Net revenue:
Products	$444,360	$486,902
Services	338,453	332,928
Total net revenue	782,813	819,830
Cost of revenue:
Products	345,173	372,683
Services	274,681	297,417
Cost of revenue	619,854	670,100
Gross profit	162,959	149,730
Operating expenses:
Selling, general and administrative	103,261	144,078
Amortization of intangible assets	27,255	30,446
Loss on sale of property	—	485
Total operating expenses	130,516	175,009
Operating income (loss)	32,443	(25,279)
Other income (expense):
Interest income	61	528
Interest expense	(33,969)	(41,951)
Other gains, net	2,098	4,603
Total other expense	(31,810)	(36,820)
Income (loss) before income taxes	633	(62,099)
Income tax expense	5,917	4,670
Gains on investments in affiliates, net of tax	—	(42)
Net loss	(5,284)	(66,727)
Less: Preferred dividends on redeemable preferred stock	(2,129)	(2,129)
Net loss attributable to common stockholders	$(7,413)	$(68,856)

Basic net loss per share attributable to common stockholders	$(0.12)	$(1.13)
Diluted net loss per share attributable to common stockholders	$(0.12)	$(1.13)
Weighted average common shares used in:
Basic loss per share	61,644	61,180
Diluted loss per share	61,644	61,180

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended July 31,
	2020	2019
Net loss	$(5,284)	$(66,727)
Other comprehensive income (loss):
Foreign currency translation adjustment	8	(1,331)
Net loss on securities, net of tax	(96)	(85)
Pension liability adjustments, net of tax	2,897	(284)
Other comprehensive income (loss)	2,809	(1,700)
Comprehensive loss	$(2,475)	$(68,427)

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2018	60,742,859	$608	$7,467,855	$(7,363,569)	$2,734	$107,628
Net loss	—	—	—	(66,727)	—	(66,727)
Effect of adoption of ASC 606 on August 1, 2018, net of taxes	—	—	—	6,138	—	6,138
Equity portion of convertible note	—	—	8,200	—	—	8,200
Preferred dividends	—	—	—	(2,129)	—	(2,129)
Issuance of common stock pursuant to employee stock purchase plan	17,454	—	15	—	—	15
Restricted stock grants	1,045,543	10	(10)	—	—	—
Share-based compensation	—	—	1,267	—	—	1,267
Other comprehensive items	—	—	—	—	(1,700)	(1,700)
Balance at July 31, 2019	61,805,856	$618	$7,477,327	$(7,426,287)	$1,034	$52,692
Net loss	—	—	—	(5,284)	—	(5,284)
Preferred dividends	—	—	—	(2,129)	—	(2,129)
Issuance of common stock pursuant to employee stock purchase plan	21,540	—	10	—	—	10
Restricted stock grants, net of forfeitures	960,523	10	(10)	—	—	—
Share-based compensation	—	—	720	—	—	720
Other comprehensive items	—	—	—	—	2,809	2,809
Balance at July 31, 2020	62,787,919	$628	$7,478,047	$(7,433,700)	$3,843	$48,818

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,284)	$(66,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,075	22,058
Amortization of intangible assets	27,255	30,446
Amortization of deferred financing costs	435	771
Accretion of debt discount	622	3,433
Impairment of long-lived assets	—	3,015
Share-based compensation	720	1,267
Other gains, net	(2,098)	(4,603)
Gains on investments in affiliates	—	(42)
Changes in operating assets and liabilities:
Accounts receivable, net	20,305	(14,090)
Inventories, net	8,510	2,482
Prepaid expenses and other current assets	12,396	5,519
Accounts payable and accrued expenses	(17,464)	36,486
Refundable and accrued income taxes, net	(630)	(1,482)
Other assets and liabilities	3,782	2,316
Net cash provided by operating activities	71,624	20,849
Cash flows from investing activities:
Additions to property and equipment	(12,070)	(14,539)
Proceeds from the disposition of property and equipment	21	19
Proceeds from the sale of available-for-sale securities	163	—
Proceeds from investments in affiliates	—	42
Net cash used in investing activities	(11,886)	(14,478)
Cash flows from financing activities:
Proceeds from issuance of convertible note	—	14,940
Proceeds from the Cerberus revolving facility	19,000	10,000
Payments on the Cerberus revolving facility	(25,000)	(4,000)
Payments on maturity of convertible notes	—	(63,925)
Payments of long-term debt	(3,154)	(14,879)
Payments of debt financing and amendment costs	(914)	—
Payments of preferred dividends	(2,135)	(2,129)
Purchases of the Company's convertible notes	—	(3,700)
Repayments on capital lease obligations	(100)	(134)
Proceeds from issuance of common stock	19	15
Net cash used in financing activities	(12,284)	(63,812)
Net effect of exchange rate changes on cash and cash equivalents	1,124	(321)
Net increase (decrease) in cash, cash equivalents and restricted cash	48,578	(57,762)
Cash, cash equivalents and restricted cash, beginning of period	46,064	103,826
Cash, cash equivalents and restricted cash, end of period	$94,642	$46,064

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	NATURE OF OPERATIONS

Steel Connect, Inc., together with its consolidated subsidiaries (the "Company"), operates through its wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO Direct" or "IWCO") and ModusLink Corporation ("ModusLink" or "Supply Chain").

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

ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail. ModusLink designs and executes elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. The Company also produces and licenses an entitlement management solution for activation, provisioning, entitlement subscription, and data collection from physical goods (connected products) and digital products.

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include cash and cash equivalents, ModusLink's credit agreement with MidCap Financial Trust ("MidCap"), IWCO's revolving credit facility and cash, if any, provided by operating activities. The Company's expectations regarding its ability to use its existing cash to continue funding its operations are based on assumptions that may prove to be inaccurate, and the Company may require capital resources sooner than currently expected. While the Company believes it will be able to access this additional liquidity based on existing information, the assumptions underlying this belief may also later prove to be inaccurate.

As of July 31, 2020 and 2019, the Company had cash and cash equivalents of $75.9 million and $32.5 million, respectively. As of July 31, 2020, the Company had a working capital deficit of $26.4 million, which includes accrued pricing liabilities and certain tax related liabilities which the Company believes will not require a cash outlay in the next twelve months. As of July 31, 2020, ModusLink had a readily available borrowing capacity under its revolving credit facility of $4.4 million. As of July 31, 2020, IWCO had a readily available borrowing capacity under its revolving facility of $25.0 million. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.

Impact of COVID-19

In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the next year. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. For the fiscal year 2020, COVID-19 required temporary closures of certain of ModusLink's facilities. Additionally, although IWCO operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume. As of the filing of this Form 10-K, all of the Company's facilities were open and able to operate at normal capacities. Additionally, to help mitigate the financial impact of the COVID-19 pandemic, the Company initiated cost reduction actions, including the waiver of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The Company continues its focus on cash management and liquidity, which includes elimination of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and borrowing from its revolving credit facilities, if needed, as a precautionary measure to preserve financial flexibility. The Company will evaluate further actions if circumstances warrant.

Currently, the Company anticipates that the impact of the rapid deterioration of the U.S and global economies will most likely continue and have an adverse impact on the Company's business. However, as the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business beyond fiscal year 2020 will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions, and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to: (1) revenue recognition; (2) valuation allowances for trade and other receivables and inventories; (3) the valuation of goodwill, other intangible assets and long-lived assets; (4) contingencies, including litigation reserves; (5) restructuring charges and related severance expenses; (6) litigation reserves; (7) pension obligations, (8) going concern assumptions, and (9) accrued pricing and tax related liabilities. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

Revenue Recognition

The Company recognizes revenue from its contracts with customers primarily from the sale of marketing solutions offerings and supply chain management services. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For IWCO's marketing solutions offerings and ModusLink's supply chain management services arrangements, the goods and services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

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

Other

Other revenue consists of cloud-based software subscriptions, software maintenance and support service contracts, fees for professional services and fees for the sale of perpetual software licenses in ModusLink's e-Business operations. Except for perpetual software licenses, revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement or over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract. Revenue from the sale of perpetual licenses is recognized at a point in time upon execution of the relevant license agreement and when delivery has taken place.

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

•
Contract assets when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company's contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company's unsecured accounts receivable are stated at original invoice amount less an estimate made for doubtful receivables based on a monthly review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition, credit history, current economic conditions, whether any amounts are currently past due and the length of time accounts may be past due. The Company writes off accounts receivable when management deems them uncollectible and records recoveries of accounts receivable previously written off when received. When accounts receivable are considered past due, the Company generally does not charge interest on past due balances.

The allowance for doubtful accounts consisted of the following:

	July 31, 2020	July 31, 2019
	(In thousands)
Balance at beginning of year	$1,804	$480
Provisions charged to expense	111	1,418
Accounts written off	(1,781)	(94)
	$134	$1,804

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

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Investments with maturities greater than three months to twelve months at the time of purchase are considered short-term investments. Cash and cash equivalents consisted of the following:

	July 31, 2020	July 31, 2019
	(In thousands)
Cash and bank deposits	$70,770	$32,183
Money market funds	5,117	365
	$75,887	$32,548

Fair Value Measurement

The Company measures certain assets and liabilities at fair value (see Note 19 - "Fair Value Measurements"). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available and may include data developed by the Company.

Funds Held for Clients

Funds held for clients represent assets that are restricted for use solely for the purposes of satisfying the obligations to remit clients' customer funds to the Company's clients. These funds are classified as a current asset and a corresponding current liability on the Company's consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by both moving averages and the first-in, first-out methods. IWCO's inventory consists primarily of raw material (paper) used to produce direct mail packages and work-in-process. Finished goods are generally not a significant element of IWCO's inventory as they are generally mailed after the production and sorting process. A provision for excess or obsolete inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns and future sales expectations.

Business Combinations and Valuation of Goodwill and Other Acquired Intangible Assets

When the Company acquires a business, it allocates the purchase price to the assets acquired, liabilities assumed and any noncontrolling interests based on their fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Significant judgment may be used to determine these fair values, including the use of appraisals, discounted cash flow models, market value for similar purchases or other methods applicable to the circumstances. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations in the future. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company tests certain long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company evaluates recoverability generally by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to recover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third party valuation experts to assist in its determination of fair value.

The carrying value of goodwill is not amortized, but is tested for impairment annually as of June 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company does not utilize a qualitative assessment approach, then the quantitative goodwill impairment test is utilized to identify potential impairments. The Company identifies any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company typically determines the fair value of its reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the Company will determine the amount of goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized. The annual and interim impairment tests in the fiscal year ended July 31, 2020 did not result in impairments to goodwill.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. The Company evaluates the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

Property and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization is computed by applying the straight-line method to the estimated useful lives of the respective assets. The Company capitalizes certain computer software development costs when incurred in connection with developing or obtaining computer software for internal use. The estimated useful lives are as follows:

Category	Useful Lives
Buildings	32 years
Machinery and equipment	3 to 7 years
Furniture and fixtures	5 to 7 years
Automobiles	5 years
Software	3 to 8 years
Leasehold improvements	Shorter of the lease term or the estimated useful life of the asset

Leases

As discussed below, the Company adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) and related ASUs at the beginning of fiscal year 2020. The Company leases office space, warehouse facilities, equipment and automobiles under operating leases. These leases may also include rent escalation clauses or lease incentives in the form of construction allowances and rent reduction. In determining the lease term used in the lease right-of-use ("ROU") asset and lease liability calculations, the Company considers various factors such as market conditions and the terms of any renewal or termination options that may exist. When deemed reasonably certain, the renewal and termination options are included in the determination of the lease term and calculation of the lease ROU asset and lease liability. The Company is typically required to make fixed minimum rent payments, variable rent payments primarily based on performance, or a combination thereof, directly related to its ROU asset. The Company is also often required, by the lease, to pay for certain other costs including real estate taxes, insurance, common area maintenance fees and/or certain other costs, which may be fixed or variable, depending upon the terms of the respective lease agreement. To the extent these payments are fixed, the Company has included them in calculating the lease ROU assets and lease liabilities.

The Company calculates lease ROU assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. When discount rates implicit in leases cannot be readily determined, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments.

For operating leases, fixed lease payments are recognized as operating lease cost on a straight-line basis over the lease term. For finance leases, the ROU asset is depreciated on a straight-line basis over the remaining lease term, along with recognition of interest expense associated with accretion of the lease liability. For leases with a lease term of 12 months or less ("short-term lease"), any fixed lease payments are recognized on a straight-line basis over such term and are not recognized on the consolidated balance sheets. Variable lease cost for both operating and finance leases, if any, is recognized as incurred.

Income Taxes

Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities.

Income tax accounting standards prescribe: (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company's accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as non-current income tax liabilities and to classify potential interest and penalties on uncertain income tax positions as elements of the provision for income taxes in its financial statements. See Note 14 - "Income Taxes," for additional information.

Pension Plans

The Company sponsors defined benefit pension plans covering certain of its employees in the Netherlands and Japan. In accordance with accounting standards for employee pension benefits, the Company recognizes on a plan-by-plan basis the unfunded status of its pension and post-retirement benefit plans in the consolidated financial statements and measures its pension plan assets and benefit obligations as of July 31. The obligation for the Company's pension plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, rates of return on plan assets and expected annual rates for salary increases for employee participants.

Share-Based Compensation Plans

All share-based payment awards to employees and directors are measured based upon their fair values and expensed over the period during with the employee or director is required to provide service in exchange for the award (the vesting period). The Company accounts for forfeitures in the period in which they occur.

Deferred Debt Issue Costs

Costs to issue debt are capitalized and deferred when incurred and subsequently amortized to interest expense over the term of the related debt using the effective interest rate method. Deferred debt issuance costs are presented in the Company's consolidated balance sheets as a direct deduction from the carrying amount of the associated debt liability.

Major Clients and Concentration of Credit Risk

For the fiscal years ended July 31, 2020 and 2019, the Company's 10 largest clients accounted for approximately 57% and 49% of consolidated net revenue, respectively. One Supply Chain client accounted for 17% of the Company's consolidated net revenue for the fiscal year ended July 31, 2020. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2020. One client, associated with the Supply Chain segment, accounted for 11% of the Company's consolidated net revenue for the fiscal year ended July 31, 2019. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2019. Two computing market clients, individually, accounted for approximately 11% of the Company's net accounts receivable balance as of July 31, 2020. No other clients accounted for greater than 10% of the Company's net accounts receivable balance as of July 31, 2020. No clients accounted for greater than 10% of the Company's net accounts receivable balance as of July 31, 2019.

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

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), which supersedes the previous guidance for lease accounting, Leases (Topic 840). The ASU requires lessees to recognize leases on their balance sheets (through ROU assets and lease liabilities). The Company adopted the provisions of the ASU on August 1, 2019, using the modified retrospective approach and the option presented under ASU 2018-11, Leases (Topic 842) Targeted Improvements, to transition only active leases as of the August 1, 2019 adoption date, with a cumulative effect adjustment recorded as of that date. All comparative periods prior to August 1, 2019 retain the financial reporting and disclosure requirements of ASC 840.

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

(3)	INVENTORIES

Inventories, net consisted of the following:

	July 31, 2020	July 31, 2019
	(In thousands)
Raw materials	$14,216	$21,322
Work-in-process	253	587
Finished goods	885	1,765
	$15,354	$23,674

(4)	PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2020	2019
	(In thousands)
Land	$942	$942
Machinery and equipment	112,407	99,961
Leasehold improvements	24,659	23,711
Software	53,715	52,961
Other	20,138	24,230
	211,861	201,805
Less: accumulated depreciation and amortization	(132,183)	(110,537)
Property and equipment, net	$79,678	$91,268

(5)	GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill of $257.1 million as of July 31, 2020 relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. The Company has not previously recognized any impairment losses for this reporting unit.

Other intangible assets, net, as of July 31, 2020, include trademarks and tradenames, and customer relationships. The trademarks and tradenames intangible assets are being amortized on a straight-line basis and the customer relationship intangible assets are being amortized on a double-declining basis over their estimated useful lives. At least annually, the remaining useful lives are evaluated.

The table below presents information for the Company's identifiable intangible assets that are subject to amortization:

		July 31, 2020			July 31, 2019
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(In thousands)
Customer Relationships	15	$192,730	$60,032	$132,698	$192,730	$39,617	$153,113
Trademarks and Trade Names	3	20,520	17,955	2,565	20,520	11,115	9,405
Total		$213,250	$77,987	$135,263	$213,250	$50,732	$162,518

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

In the Company's latest annual goodwill impairment test that occurred as of June 30, 2020, the Company elected to perform a qualitative assessment of whether it was more likely than not that goodwill was impaired, and the test determined that goodwill was not impaired. However, as a result of the COVID-19 pandemic, it is possible in future periods that further declines in market conditions, customer demand or other potential changes in operations may increase the risk that goodwill and other intangible assets may become impaired.

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Customer relationships	$20,415	$23,606
Trademarks and trade names	6,840	6,840
Total	$27,255	$30,446

The estimated future amortization expense of intangible assets as of July 31, 2020 is as follows (in thousands):

For the Fiscal Years Ended July 31,
2021	$20,258
2022	15,334
2023	11,427
2024	9,371
2025	9,371
Thereafter	69,502
$135,263

(6)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	July 31, 2020	July 31, 2019
Accrued Expenses	(In thousands)
Accrued taxes	$60,744	$59,057
Accrued compensation	25,439	22,584
Accrued interest	476	467
Accrued audit, tax and legal	3,399	3,148
Accrued contract labor	981	1,650
Accrued worker's compensation	3,949	4,549
Accrued other	16,392	21,203
	$111,380	$112,658

	July 31, 2020	July 31, 2019
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$13,499	$14,309
Customer postage deposits	8,551	11,816
Revolving credit facility	—	6,000
Other	7,900	6,794
	$29,950	$38,919

During the fiscal year ended July 31, 2019, the Company recorded adjustments totaling $32.1 million related to certain tax related liabilities, which reflected the Company's revised estimate for such exposures. During the three months ended October 31, 2019, the Company recorded a $6.4 million adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities. As of July 31, 2020 and 2019, the Company had accrued pricing liabilities of approximately $13.5 million and $14.3 million, respectively. During the fiscal years ended July 31, 2020 and 2019, the Company concluded that certain accrued pricing liabilities had been extinguished, and the Company derecognized and recorded in other gains, net $0.8 million and $4.6 million, respectively. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities at July 31, 2020 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(7)	DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	July 31, 2020	July 31, 2019
	(In thousands)
Secured
Cerberus Term Loan due December 15, 2022	$371,972	$375,125
Unsecured
7.50% Convertible Senior Note due March 1, 2024	14,940	14,940
Credit Facilities
Cerberus Bank Credit Facility	—	6,000
MidCap Credit Facility	—	—
Less: unamortized discounts and issuance costs	(7,863)	(8,396)
Total debt, net	379,049	387,669
Less: current portion of debt, net	(5,527)	(5,732)
Total long-term debt, net	$373,522	$381,937

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

Fiscal Year Ended July 31, 2019
(In thousands)
Interest expense related to contractual interest coupon	$1,932
Interest expense related to accretion of the discount	2,741
Interest expense related to debt issuance costs	243
$4,916

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

Upon the occurrence and during the continuation of an event of default under the MidCap Credit Agreement, MidCap may, among other things, declare all obligations under the MidCap Credit Agreement immediately due and payable and increase the interest rate at which loans and other obligations under the MidCap Credit Agreement bear interest. At July 31, 2020, the Company had a readily available borrowing capacity under its MidCap Credit Facility of $4.4 million. At July 31, 2020, the Company did not have any balance outstanding on the MidCap Credit Facility.

Cerberus Credit Facility

On December 15, 2017, the Company entered into a Financing Agreement (the "Financing Agreement"), by and among the Company, Instant Web, LLC, a Delaware corporation and wholly-owned subsidiary of IWCO (as "Borrower"), IWCO, and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto and

Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. Steel Connect, Inc. is not a borrower or a guarantor under the Financing Agreement.

The Financing Agreement provides for a $393.0 million term loan facility (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Facility") (together, the "Cerberus Credit Facility"). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the Company's acquisition of IWCO (the "IWCO Acquisition"), (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Acquisition.

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

During the three months ended April 30, 2020, the Company borrowed on the remaining availability under the Revolving Facility as part of a comprehensive precautionary approach to increase the Company's cash position and maximize its financial flexibility in light of the current volatility in the global markets resulting from the COVID-19 pandemic. The full amount was repaid prior to July 31, 2020. At July 31, 2020, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. As of July 31, 2020, the Company had no balance outstanding on the Revolving Facility. As of July 31, 2019, the Company had $6.0 million outstanding on the Revolving Facility. As of July 31, 2020 and 2019, the principal amount outstanding on the Term Loan was $372.0 million and $375.1 million, respectively. As of July 31, 2020 and 2019, the current and long-term net carrying value of the Term Loan was $371.0 million and $374.2 million, respectively.

	July 31, 2020	July 31, 2019
	(In thousands)
Principal amount outstanding on the Term Loan	$371,972	$375,125
Unamortized debt issuance costs	(977)	(888)
Net carrying value of the Term Loan	$370,995	$374,237

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

The Company has the right to prepay the SPHG Note at any time, upon 10 days' prior written notice, in whole or in part, without penalty or premium, at a price equal to 100% of the then outstanding principal amount of the SPHG Note plus accrued and unpaid interest. The SPHG Note is an unsecured and unsubordinated obligation of the Company and will rank equal in right of payment with the Company's other unsecured and unsubordinated indebtedness, but will be effectively subordinated in right of payment to any existing and future secured indebtedness and liabilities to the extent of the value of the collateral securing those obligations, and structurally subordinated to the indebtedness and other liabilities of the Company's subsidiaries. The SPHG Note contains other customary terms and conditions, including customary events of default.

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

The Company's Board of Directors (the "Board") established a special committee (the "Special Committee"), consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction, including a transaction with SPHG Holdings. The terms and conditions of the SPHG Note Transaction were determined by the Special

Committee to be fair and in the best interests of the Company, and the Special Committee recommended that the Board approve the SPHG Note Transaction and the transactions contemplated thereby. The Board approved such transactions. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"), the manager of SPHG Holdings. Jack L. Howard is a director of the Company and also affiliated with Steel Holdings GP. William T. Fejes, Jr. was formerly a director of the Company and was affiliated with Steel Holdings GP. Glen Kassan, a director and our Vice Chairman of the Board and former Chief Administrative Officer, is also affiliated with Steel Holdings GP and is currently an employee of Steel Services Ltd. ("Steel Services").

The Company assessed the features of the SPHG Note and determined that the conversion features should not be bifurcated as a derivative liability, but should be accounted for under the cash conversion subsections of ASC 470. The Company valued the debt using similar nonconvertible debt as of the original issuance date of the SPHG Note and bifurcated the conversion option associated with the SPHG Note from the host debt instrument and recorded the conversion option of $8.2 million in stockholders' equity. The initial value of the equity component, which reflected the equity conversion feature, was equal to the initial debt discount. The resulting debt discount on the SPHG Note is being accreted to interest expense at the effective interest rate over the term of the SPHG Note. The equity component is included in the additional paid-in capital portion of stockholders' equity on the Company's consolidated balance sheets. The debt issuance costs were not material. As of July 31, 2020, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of July 31, 2020, the remaining period over which the unamortized discount will be amortized is 44 months. The table below presents the net carrying value of the SPHG Note:

	July 31, 2020	July 31, 2019
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(6,886)	(7,508)
Net carrying amount	$8,054	$7,432

During the fiscal years ended July 31, 2020 and 2019, the Company recognized interest expense associated with the SPHG Note as follows:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Interest expense related to contractual interest coupon	$1,142	$473
Interest expense related to accretion of the discount	622	692
	$1,764	$1,165

The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%.

(8)	LEASES

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

Lease Expense

The components of the Company's lease expense are presented below:

Fiscal Year Ended July 31, 2020
(In thousands)
Operating lease cost	$16,722
Short-term lease expense	2,358
Variable lease cost	68
Amortization of finance lease assets	38
Interest on finance lease liabilities	11
$19,197

Lease Commitments

The Company's future minimum lease payments required under operating and finance leases that have commenced as of July 31, 2020 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2021	$16,059	$76
2022	13,039	76
2023	7,904	38
2024	5,579	—
2025	5,410	—
Thereafter	18,329	—
Total lease payments	66,320	190
Less: imputed interest	8,972	9
Present value of lease payments	57,348	181
Less: current lease obligations	14,207	111
Long-term lease obligations	$43,141	$70

In order to calculate the operating ROU asset and operating lease liability for a lease, ASC 842 requires that a lessee apply a discount rate equal to the rate implicit in the lease whenever that rate is readily determinable. The Company's lease agreements do not provide a readily determinable implicit rate, nor is the rate available to the Company from its lessors. Therefore, the Company's determines an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.

Additional Lease Information

Additional information related to the Company's leases as of July 31, 2020 was as follows:

Weighted average remaining lease term:
Operating leases	6.1	years
Finance leases	2.4	years

Weighted average discount rate:
Operating leases		4.4%
Finance leases		3.8%

Supplemental Cash Flow Information

Supplemental cash flow information related to the Company's leases during the fiscal year ended July 31, 2020 was as follows (in thousands):

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$15,885
Operating cash flows from finance leases	$9
Financing cash flows from finance leases	$100

(9)	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company's Board, Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings L.P. ("Steel Holdings"), Steel Partners, Ltd. ("SPL"), SPHG Holdings, Handy & Harman Ltd. ("HNH") and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the Company's 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation, and monetary damages. As of July 31, 2020 Messrs. Fejes and Lengyel were no longer members of the Board.

On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. On September 6, 2019, all defendants except the Company answered the complaint, denying any liability and asserting affirmative defenses. The same day, the Company as nominal defendant filed an answer submitting to the court's jurisdiction for an adjudication of the purported claims asserted in the complaint. Discovery is proceeding. We are unable at this time to provide a calculation of a potential financial effect on the Company that is probable or estimable.

(10)	DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of its employees in its Netherlands facility and one unfunded defined benefit pension plan covering certain of its employees in Japan. Pension costs are actuarially determined. During the year ended July 31, 2020, the Netherlands defined benefit plan was amended so active participants no longer accrued benefits as of January 1, 2020 which resulted in a pre-tax curtailment gain of $2.4 million recognized in accumulated other comprehensive income (loss).

The plan assets are primarily related to the two defined benefit plans associated with the Company's Netherlands facility and consist of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2020 and 2019, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2020	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$28,388	98%			$28,388
Other investments	662	2%	—	—	662
	$29,050	100%	$—	$—	$29,050

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2019	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$26,651	98%	$—	$—	$26,651
Other investments	616	2%	—	—	616
	$27,267	100%	$—	$—	$27,267

The following table summarizes the changes in benefit obligation, plan assets and funded status for these plans:

	July 31,
	2020	2019
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$34,538	$29,849
Service cost	185	365
Interest cost	543	633
Actuarial (gain) loss	(691)	5,125
Employee contributions	28	72
Benefits and administrative expenses paid	(212)	(197)
Adjustments	—	(20)
Effect of curtailment	(2,390)	—
Currency translation	1,926	(1,289)
Benefit obligation at end of year	$33,927	$34,538

Change in plan assets
Fair value of plan assets at beginning of year	$27,267	$22,860
Actual return on plan assets	476	5,136
Employer contributions, net	(39)	422
Employee contributions	28	73
Settlements	—	(19)
Benefits and administrative expenses paid	(212)	(197)
Currency translation	1,530	(1,008)
Fair value of plan assets at end of year	$29,050	$27,267

Funded status
Current liabilities	$(31)	$(13)
Noncurrent liabilities	(4,846)	(7,259)
Net amounts recognized on the consolidated balance sheet	$(4,877)	$(7,272)

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2020	2019
	(In thousands)
Projected benefit obligation	$33,927	$34,538
Accumulated benefit obligation	$33,927	$32,361
Fair value of plan assets	$29,050	$27,267

The following table summarizes the components of net periodic pension cost:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Service cost	$185	$365
Interest costs	543	633
Expected return on plan assets	(458)	(492)
Amortization of net actuarial loss	74	127
Curtailment gain	(143)	—
Net periodic pension costs	$201	$633

The amount included in accumulated other comprehensive income expected to be recognized as a component of net periodic pension costs in fiscal year 2021 is approximately $2.1 million related to amortization of a net actuarial loss and prior service cost.

Assumptions

The table below summarizes the weighted average assumptions used to determine benefit obligations:

	Fiscal Year Ended July 31,
	2020	2019
Discount rate	1.48%	1.48%
Rate of compensation increase	1.96%	1.97%

The table below summarizes weighted average assumptions used to determine net periodic pension cost:

	Fiscal Year Ended July 31,
	2020	2019
Discount rate	1.39%	1.46%
Expected long-term rate of return on plan assets	1.37%	1.45%
Rate of compensation increase	1.77%	1.92%

The discount rate reflects the Company's best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as of July 31, 2020 for the appropriate duration of the plan.

To develop the expected long-term rate of return on assets assumptions, consideration is given to the current level of expected returns on risk free investments, the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for the future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio.

Benefit Payments

The following table summarizes expected benefit payments from the plans through fiscal year 2025. Actual benefit payments may differ from expected benefit payments. The minimum employer required contributions to the plans are expected to be approximately $0.3 million in fiscal year 2021.

Pension Benefit Payments
(In thousands)
For the fiscal year ending July 31:
2021	247
2022	258
2023	309
2024	472
2025	396
Next 5 years	2,811

The current target allocations for plan assets are primarily insurance contracts.

Valuation Technique

Benefit obligations are computed using the projected unit credit method. Benefits are attributed to service based on the plan's benefit formula. Cumulative gains and losses in excess of 10% of the greater of the pension benefit obligation or market-related value of plan assets are amortized over the expected average remaining lifetime of all inactive participants.

(11)	REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents the Company's revenues from customers with contracts disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Fiscal Year Ended July 31, 2020			Fiscal Year Ended July 31, 2019
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)			(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$444,360	$—	$444,360	$486,902	$—	$486,902
Supply chain management services	—	336,491	336,491	—	331,022	331,022
Other	—	1,962	1,962	—	1,906	1,906
	$444,360	$338,453	$782,813	$486,902	$332,928	$819,830
Timing of Revenue Recognition
Products transferred over time	$444,360	$—	$444,360	$486,902	$—	$486,902
Services transferred over time	—	338,453	338,453	—	332,928	332,928
	$444,360	$338,453	$782,813	$486,902	$332,928	$819,830

The table below presents information for the Company's contract balances:

	July 31, 2020	July 31, 2019
	(In thousands)
Accounts receivable, trade, net	$93,072	$112,141
Contract assets	$13,016	$21,473

Deferred revenue - current	$2,860	$2,967
Deferred revenue - long-term	85	62
Total deferred revenue	$2,945	$3,029

Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the fiscal year ended July 31, 2020 were as follows:

Fiscal year ended July 31, 2020
(In thousands)
Balance at beginning of period	$3,029
Deferral of revenue	4,310
Recognition of deferred amounts upon satisfaction of performance obligation	(4,394)
Balance at end of period	$2,945

We expect to recognize approximately $2.9 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.

(12)	OTHER GAINS, NET

The following schedule reflects the components of "Other gains (losses), net":

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Foreign currency exchange gains, net	$890	$337
Derecognition of accrued pricing liabilities	810	4,573
Other, net	398	(307)
	$2,098	$4,603

Other gains, net totaled approximately $2.1 million for the fiscal year ended July 31, 2020. During the fiscal year ended July 31, 2020, the Company recorded gains of $0.8 million from the derecognition of accrued pricing liabilities, as discussed in Note 6 - "Accrued Expenses and Other Current Liabilities." The balance also consists of $0.9 million in net realized and unrealized foreign exchange gains, as well as $0.4 million in other gains, net.

Other gains, net totaled approximately $4.6 million for the fiscal year ended July 31, 2019. The balance consists primarily of gains of $4.6 million from the derecognition of accrued pricing liabilities and $0.3 million in net realized and unrealized foreign exchange gains, offset by other gain and losses.

(13)	SHARE-BASED PAYMENTS

Share-Based Compensation Plans

The Company has adopted share-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. On June 12, 2020, the Company's Board of Directors adopted, subject to stockholder approval, the Steel Connect, Inc. 2020 Stock Incentive Compensation Plan ("2020 Incentive Plan"), and on July 23, 2020, the 2020 Incentive Plan was approved. The 2020 Incentive Plan provides that the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and other cash based-awards. The 2020 Incentive Plan replaces 2010 Incentive Award Plan, as amended (the "2010 Incentive Plan"). The Company also has a 2005 Non-Employee Director Plan (the "2005 Director Plan"). As of July 23, 2020, no additional grants may be issued under the 2010 Incentive Plan. Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan. Under the 2020 Incentive Plan, the Company may grant up to 4,945,000 shares of common stock of the Company in addition to (i) 3,668,143 shares of common stock previously available for issuance under the 2010 Incentive Plan and (ii) up to 1,060,523 shares of common stock subject to outstanding awards under the 2010 Incentive Plan, which are forfeited or lapse unexercised or are settled in cash and are not issued under the prior plan for any reason, which may be issued under the 2020 Incentive Plan. As of July 31, 2020, 8,646,038 shares were available for future issuance under the 2020 Incentive Plan.

During the fiscal year ended July 31, 2020, the Company awarded stock-based compensation under the 2010 Incentive Plan and 2005 Director Plan.

On December 15, 2017, under the 2010 Incentive Plan, the Board, upon the recommendation of the Special Committee and the Company's Compensation Committee, approved 4.0 million restricted stock grants and 1.5 million market performance based restricted stock grants to non-employee directors of the Company. The 4.0 million restricted stock vested immediately on the grant date. The 1.5 million market performance based restricted stock grants do not expire and vest upon the attainment of target stock price hurdles. As of July 31, 2020, 1.0 million of the market performance based restricted stock grants had met the target stock price hurdles and 50 thousand were forfeited.

The Board administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with Securities and Exchange Commission ("SEC") regulations and applicable Delaware law.

The following table summarizes share-based compensation expense for the fiscal years ended July 31, 2020 and 2019:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Cost of revenue	$—	$—
Selling, general and administrative	720	1,267
	$720	$1,267

Stock Options

A summary of option activity for the fiscal year ended July 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
	(In thousands, except exercise price and years)
Stock options outstanding, July 31, 2019	325	$4.07
Granted	—	—
Exercised	—	—
Forfeited or expired	(130)	3.38
Stock options outstanding, July 31, 2020	195	4.54	0.45
Stock options exercisable, July 31, 2020	195	$4.54	0.45

As of July 31, 2020, there was no unrecognized share-based compensation related to stock options. The aggregate intrinsic value of the outstanding awards is immaterial.

Nonvested Stock

Nonvested stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Nonvested stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance restrictions placed on the nonvested stock, in which case the nonvested stock is expensed using graded vesting. Nonvested stock compensation expense for the fiscal years ended July 31, 2020 and 2019 was $0.7 million and $1.2 million, respectively.

A summary of the activity of the Company's nonvested stock for the fiscal year ended July 31, 2020, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Share amounts in thousands)
Nonvested stock outstanding, July 31, 2019	905	$1.60
Granted	1,060	0.80
Vested	(438)	1.72
Forfeited	(133)	1.47
Nonvested stock outstanding, July 31, 2020	1,394	$0.97

The fair value of nonvested shares is determined based on the market price of the Company's common stock on the grant date. The total grant date fair value of nonvested stock that vested during the fiscal years ended July 31, 2020 and 2019 was approximately $0.8 million and $0.5 million, respectively. As of July 31, 2020, there was approximately $0.5 million of total unrecognized compensation cost related to nonvested stock to be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan (the "ESPP") under which an aggregate of 600,000 shares of the Company's stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2020 and 2019, the Company issued approximately 22,000 and 17,000 shares, respectively, under the ESPP. Approximately 87,000 shares are available for future issuance as of July 31, 2020.

(14)	INCOME TAXES

The components of income (loss) before provision for income taxes are as follows:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Income (loss) from operations before income taxes:
U.S.	$(9,168)	$(68,959)
Foreign	9,801	6,860
Total income (loss) from operations before income taxes	$633	$(62,099)

The components of income tax expense have been recorded in the Company's consolidated financial statements as follows:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Income tax expense from operations	$5,917	$4,670
Total income tax expense	$5,917	$4,670

The components of income tax expense from operations consist of the following:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Current provision:
Federal	$—	$—
State	430	288
Foreign	3,283	1,525
	3,713	1,813
Deferred provision:
Federal	91	1,563
State	1,452	753
Foreign	661	541
	2,204	2,857
Total tax provision	$5,917	$4,670

As of July 31, 2020, the Company recorded a non-current deferred tax asset of $0.3 million and a non-current deferred tax liability of $0.8 million in "Other Assets" and "Other Long-term Liabilities," respectively. As of July 31, 2019, the Company recorded a non-current deferred tax asset of $1.0 million and a non-current deferred tax liability of $0.1 million in "Other Assets" and "Other Long-term Liabilities," respectively. The components of deferred tax assets and liabilities are as follows:

	July 31, 2020	July 31, 2019
	(In thousands)
Deferred tax assets:
Accruals and reserves	$8,563	$21,297
Tax basis in excess of financial basis of investments in affiliates	—	6,534
Tax basis in excess of financial basis for intangible and fixed assets	225	187
Net operating loss and capital loss carry forwards	468,132	469,735
Total gross deferred tax assets	476,920	497,753
Less: valuation allowance	(452,969)	(451,189)
Net deferred tax assets	$23,951	$46,564
Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	$(22,889)	$(43,885)
Convertible debt	(1,595)	(1,761)
Total gross deferred tax liabilities	(24,484)	(45,646)
Net deferred tax asset	$(533)	$918

The net change in the total valuation allowance for the fiscal year ended July 31, 2020 was an increase of approximately $1.8 million. This increase is primarily due to the U.S. valuation allowance. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2019 was a decrease of approximately $12.7 million.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law which is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals and businesses. The CARES Act contains numerous tax provisions including temporary changes to the future limitations on interest deductions related to section 163j.

As of July 31, 2020, the Company has elected to defer the employer-paid portion of social security taxes, which is expected to provide the Company with approximately $5.3 million of additional liquidity during the current calendar year, with 50% of the deferral due December 31, 2021 and the remaining 50% due December 31, 2022. The Company does not expect the provisions of the CARES Act to have a significant impact on the income tax provision, income tax payable or deferred income tax positions of the Company.

The CARES Act temporarily amended section 163j through fiscal year 2021 and increased the taxable income limitation to be 50% of the Company's net income (loss) excluding net charges related to interest income, interest expense, income tax expense, depreciation and amortization of intangible assets ("EBITDA"), on a tax basis. The limitation was previously 30% of EBITDA on a tax basis.

The Company has estimated its fiscal year 2020 global intangible low-taxed income ("GILTI") inclusion based on its current year foreign activity. The foreign entities have minor earnings and profit adjustments that will be factored in as part of the tax return filing. These amounts are not material and will not have a significant impact on the overall tax provision or disclosure. Due to the net operating losses available in the U.S., the Company is not entitled to a Section 250 deduction, which is why the total income amount has been recorded as the GILTI inclusion. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided in GILTI inclusions of future foreign subsidiary earnings.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $117.0 million, respectively, at July 31, 2020. The federal net operating losses will expire from fiscal year 2022 through 2038 and the state net operating losses will expire from fiscal year 2019 through 2039. The Company has a foreign net operating loss carryforward of approximately $70.9 million, of which $56.6 million has an indefinite carryforward period. In addition, the Company has $48.5 million of capital loss carryforwards for federal and state tax purposes. The federal and state capital losses will expire in fiscal year 2021 through 2024.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 21.0% to income (loss) from continuing operations before income taxes as a result of the following:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Computed "expected" income tax expense (benefit)	$160	$(13,041)
Increase (decrease) in income tax expense resulting from:
Change in valuation allowance	2,227	16,158
Foreign tax rate differential	(23)	(593)
Nondeductible expenses	3,010	2,484
Foreign withholding taxes	553	336
Addition of uncertain tax position reserves	498	645
State benefit of U.S. loss	(624)	—
State income taxes, net of federal benefit	133	113
Other	(17)	(1,432)
Actual income tax expense	$5,917	$4,670

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2020 and 2019, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $2.8 million and $2.4 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense. The Company expects that there will be a $0.2 million reduction of the unrecognized tax benefits in the next twelve months related to the U.S. state income tax exposure as a result of a lapse in the applicable statute of limitations.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2016 through July 31, 2020. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2012 through 2019 tax years remain subject to examination in most locations while the Company's 2008 through 2019 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Balance as of beginning of year	$2,207	$1,525
Additions for current year tax positions	667	704
Currency translation	2	(22)
Reductions for lapses in statute of limitations	(416)	—
Balance as of end of year	$2,460	$2,207

In accordance with the Company's accounting policy, interest related to income taxes is included in the provision for income taxes line of the consolidated statements of operations. For the fiscal years ended July 31, 2020 and 2019, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2020 and 2019, the Company had recorded liabilities for increases in interest expense related to uncertain tax positions in the amount of $0.1 million and $0.2 million, respectively. The Company expects $0.2 million of unrecognized tax benefits and related interest will reverse in the next twelve months.

(15)	EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share

The following table reconciles loss per share for the fiscal years ended July 31, 2020 and 2019.

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands, except per share data)
Net loss	$(5,284)	$(66,727)
Less: Preferred dividends on redeemable preferred stock	(2,129)	(2,129)
Net loss attributable to common stockholders	(7,413)	(68,856)
Effect of dilutive securities:
7.50% Convertible Senior Note	—	—
Redeemable preferred stock	—	—
Net loss attributable to common stockholders after assumed conversions	$(7,413)	$(68,856)
Weighted average common shares outstanding	61,644	61,180
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible notes and convertible preferred stock	—	—
Weighted average number of common and potential common shares	61,644	61,180
Basic and diluted net loss per share attributable to common stockholders	$(0.12)	$(1.13)

Approximately 24.4 million and 20.9 million common stock equivalent shares relating to the effects of outstanding stock options, restricted stock, the SPHG Note and redeemable preferred stock were excluded from the denominator in the calculation of diluted earnings per share for the fiscal years ended July 31, 2020 and 2019, respectively. The common stock equivalent shares excluded during the fiscal years ended July 31, 2020 and 2019 were primarily excluded as their effect would be anti-dilutive. The common stock equivalent shares excluded during the years ended July 31, 2020 and 2019 were primarily excluded as the options were out-of-the-money. Approximately 6.3 million and 2.6 million common shares outstanding associated with the SPHG Note, using the if-converted method, were excluded from the denominator in the calculation of diluted earnings (loss) per share for the fiscal years ended July 31, 2020 and 2019, respectively. Approximately 17.9 million common shares outstanding associated with the contingently redeemable preferred stock, using the if-converted method, were excluded from the denominator in the calculation of diluted earnings (loss) per share for both the fiscal years ended July 31, 2020 and 2019.

(16)	ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2019	$5,017	$(4,079)	$96	$1,034
Foreign currency translation adjustment	8	—	—	8
Net unrealized holding loss on securities	—	—	(96)	(96)
Pension liability adjustments	—	2,897	—	2,897
Net current-period other comprehensive income (loss)	8	2,897	(96)	2,809
Accumulated other comprehensive income (loss) at July 31, 2020	$5,025	$(1,182)	$—	$3,843

In both the fiscal years ended July 31, 2020 and 2019, the Company recorded approximately $0.1 million in taxes related to other comprehensive income (loss).

(17)	STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The amount of cash, cash equivalents and restricted cash as of July 31, 2020 and 2019 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	July 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$75,887	$32,548
Funds held for clients	18,755	13,516
Cash, cash equivalents and restricted cash	$94,642	$46,064

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Cash paid for interest	$32,799	$38,525
Cash paid for income taxes	$4,991	$5,451

Cash paid for taxes can be higher than income tax expense as shown on the Company's consolidated statements of operations due to prepayments made in certain jurisdictions as well as to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-Cash Activities

Non-cash financing activities during the fiscal years ended July 31, 2020 and 2019 included the issuance of approximately 1.0 million and 0.4 million shares, respectively, of non-vested common stock, valued at approximately $1.0 million and $0.7 million, respectively, to certain employees and non-employees of the Company.

(18)	STOCKHOLDERS' EQUITY

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

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) one hundred percent (100)% of the stated value per share of Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock dividend, stock split, stock combination, reclassification or other similar transactions with respect to the Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Preferred Stock, in each case as the date of the triggering event. On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).

Each holder of Preferred Stock has a vote equal to the number of shares of Common Stock into which its Preferred Stock would be convertible as of the record date, provided that the number of shares voted is based upon a conversion price which is no less than the greater of the book or market value of the Common Stock on the closing date of the purchase of the Preferred Stock. In addition, for so long as the Preferred Stock remains outstanding, the Company will not, directly or indirectly, and including in each case with respect to any significant subsidiary, without the affirmative vote of the holders of a majority of the Preferred Stock (i) liquidate, dissolve or wind up the Company or any significant subsidiary; (ii) consummate any transaction that would constitute or result in a Liquidation Event (as defined in the Series C Certificate of Designations); (iii) effect or consummate any Prohibited Issuance (as defined in the Series C Certificate of Designations); or (iv) create, incur, assume or suffer to exist any Indebtedness (as defined in the Series C Certificate of Designations) of any kind, other than certain existing Indebtedness of the Company and any replacement financing thereto, unless any such replacement financing is on substantially similar terms as such existing Indebtedness.

The Purchase Agreement provides that the Company will use its commercially reasonable efforts to effect the piggyback registration of the Common Stock issuable on the conversion of the Preferred Stock and any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing, with the SEC in the manner reasonably requested by the holder and the qualification of the securities in all states reasonably requested by the holder, in each case, in accordance with certain enumerated conditions. The Purchase Agreement also contains other representations, warranties and covenants, customary for an issuance of Preferred Stock in a private placement of this nature.

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

On March 12, 2013, stockholders of the Company approved the sale of 7,500,000 shares of newly issued common stock to Steel Holdings, an affiliate of SPHG Holdings, at a price of $4.00 per share, resulting in aggregate proceeds of $30.0 million before transaction costs. The Company incurred $2.3 million of transaction costs, which consisted primarily of investment banking and legal fees, resulting in net proceeds from the sale of $27.7 million. In addition, as part of the transaction, the Company issued Steel Holdings a warrant to acquire an additional 2,000,000 shares at an exercise price of $5.00 per share (the "Warrant"). These warrants were to expire after a term of five years after issuance. On December 15, 2017, contemporaneously with the closing of the Preferred Stock Transaction, the Company entered into a Warrant Repurchase Agreement with Steel Holdings pursuant to which the Company repurchased the Warrant for $100. The Warrant was terminated by the Company upon repurchase.

(19)	FAIR VALUE MEASUREMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of July 31, 2020 and 2019, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2020	Level 1	Level 2	Level 3
Money market funds	$5,117	$5,117	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2019	Level 1	Level 2	Level 3
Money market funds	$365	$365	$—	$—

Fair Value of Financial Instruments

The Company's financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, restricted cash and debt, and are reflected in the financial statements at cost. With the exception of the SPHG Note and long-term debt, cost approximates fair value for these items due to their short-term nature. The Company believes that the carrying value of the liability component of the SPHG Note and our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates.

(20)	SEGMENT INFORMATION

The Company has determined that its reportable segments are the same as its two operating segments: Direct Marketing and Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, the SPHG Note and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated.

Management evaluates segment performance based on segment net revenue, operating income (loss) and "adjusted operating income (loss)," which is defined as the operating income (loss) excluding net charges related to depreciation, amortization of intangible assets, long-lived asset impairment, share-based compensation and restructuring. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges, and therefore management uses adjusted operating income (loss) to assist in evaluating the performance of the Company's core operations.

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Net revenue:
Direct Marketing	$444,360	$486,902
Supply Chain	338,453	332,928
	$782,813	$819,830
Operating income (loss):
Direct Marketing	$12,940	$(9,154)
Supply Chain	27,952	(3,822)
Total segment operating income (loss)	40,892	(12,976)
Corporate-level activity	(8,449)	(12,303)
Total operating income (loss)	32,443	(25,279)
Total other expense	(31,810)	(36,820)
Income (loss) before income taxes	$633	$(62,099)

	July 31, 2020	July 31, 2019
	(In thousands)
Total assets:
Direct Marketing	$584,477	$600,390
Supply Chain	138,773	112,712
Sub-total—segment assets	723,250	713,102
Corporate	35,922	18,461
	$759,172	$731,563

Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
Products:
Direct Marketing	$444,360	$486,902
Services:
Supply Chain	338,453	332,928
	$782,813	$819,830

As of July 31, 2020 and 2019, approximately $79.7 million and $91.3 million of the Company's long-lived assets, respectively, were located in the U.S.

Capital expenditures within the Direct Marketing and Supply Chain segments were $10.2 million and $1.9 million, respectively, for the fiscal year ended July 31, 2020. Capital expenditures within the Direct Marketing and Supply Chain segments were $10.4 million and $4.1 million, respectively, for the fiscal year ended July 31, 2019. Depreciation expense within the Direct Marketing and Supply Chain segments was $19.0 million and $4.1 million, respectively, for the fiscal year ended July 31, 2020. Depreciation expense within the Direct Marketing and Supply Chain segments was $16.4 million and $5.6 million, respectively, for the fiscal year ended July 31, 2019. For the fiscal years ended July 31, 2020 and 2019, the Company recorded amortization expense associated with the Direct Marketing segment of $27.3 million and $30.4 million, respectively.

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Fiscal Year Ended July 31,
	2020	2019
	(In thousands)
United States	$524,249	$557,813
China	126,611	142,661
Netherlands	41,983	51,447
Other	89,970	67,909
	$782,813	$819,830

(21)	RELATED PARTY TRANSACTIONS

As of July 31, 2020, SPHG Holdings and its affiliates, including Steel Holdings, HNH and SPL, beneficially owned approximately 48.8% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our Common Stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director.

SPHG Note Transaction

On February 28, 2019, the Company entered into that certain SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024. As of July 31, 2020 and 2019, SPHG Holdings held $14.9 million principal amount of the Company's 7.50% Convertible Senior Note. As of July 31, 2020 and 2019, the net carrying value of the SPHG Note was $8.1 million and $7.4 million, respectively. During the fiscal years ended July 31, 2020 and 2019, the Company recognized interest expense of $1.8 million and $1.2 million, respectively, associated with the SPHG Note.

Preferred Stock Transaction

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock, par value $0.01 per share, to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company, which has been filed with the Secretary of State of the State of Delaware. During both the fiscal years ended July 31, 2020 and 2019, the Company paid dividends of $2.1 million associated with the Series C Convertible Preferred Stock.

Management Services Agreement

On December 24, 2014, the Company entered into a Management Services Agreement with SP Corporate Services LLC ("SP Corporate"), effective as of January 1, 2015 (the "2015 Management Services Agreement"). SP Corporate, and its successor, Steel Services, is an indirect wholly-owned subsidiary of Steel Holdings and is a related party. Pursuant to this agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers and other corporate services. On June 14, 2019, the Company entered into a new agreement (the "2019 Management Services Agreement") with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings. The 2019 Management Services Agreement was effective as of June 1, 2019. The 2019 Management Services Agreement supersedes all prior agreements between the Company and Steel Services, including the 2015 Management Services Agreement. Total expenses incurred related to the 2015 Management Services Agreement and the 2019 Management Services Agreement for the

fiscal year ended July 31, 2020 and 2019 totaled $3.4 million and $1.8 million, respectively. As of July 31, 2020 and 2019, amounts due to Steel Services were $0.8 million and $0.5 million, respectively.

ITEM 9.— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of July 31, 2020.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in the Company's Form 10-K for the year ended July 31, 2019 and Form 10-Q for the quarterly period ended of April 30, 2020, management identified that the Company did not maintain effective internal control over financial reporting with respect to the Company's information technology general controls; specifically, it was identified that there was a lack of segregation of duties due to the number of users who maintain administrative access and super user access rights and lack of controls related to change management and monitoring program changes related to the enterprise resource planning system at IWCO.

Management has restricted "administrative" access, has improved its controls for user account provisioning and has implemented controls to monitor segregation of duties conflicts within the enterprise resource planning system at IWCO. In addition, management has enhanced the design and precision level of monitoring controls over program changes, which include systematic logging and testing of all changes within the information technology environment.

During the fourth quarter of fiscal year 2020, the Company completed the testing of the design and operating effectiveness of the new procedures and controls. As a result, as of July 31, 2020, management concluded that the Company had remediated the previously reported material weakness in the internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as such terms are defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2020.

Changes in Internal Control over Financial Reporting

Despite the fact that many of our employees are working remotely due to the COVID-19 pandemic, these remote work arrangements have not resulted in changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act); however, we are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Other than the changes resulting from the remediation activities described above, there have been no changes in our internal control over financial reporting during the quarter ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.— OTHER INFORMATION

None.

PART III

ITEM 10.— DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Unless earlier included in an amendment to this Form 10-K, the information with respect to directors and executive officers required by this item will be contained in our definitive proxy statement to be filed with the SEC not later than 120 days after the close of business of the fiscal year and is incorporated in this Report by reference.

During the fiscal year ended July 31, 2020, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our definitive proxy statement on Schedule 14A filed with the SEC on June 29, 2020.

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company's principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company's Code of Business Conduct and Ethics is posted on its website, www.steelconnectinc.com (under the Corporate Governance section). We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the Company's principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website as required by the rules of the SEC or Nasdaq.

ITEM 11.— EXECUTIVE COMPENSATION

Unless earlier included in an amendment to this Form 10-K, the information required by this item will be contained in our definitive proxy statement and is incorporated in this Report by reference.

ITEM 12.— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Unless earlier included in an amendment to this Form 10-K, information regarding the security ownership of certain beneficial owners and management will be contained in our definitive proxy statement and is incorporated in this Report by reference.

Equity Compensation Plan Information as of July 31, 2020

The following table sets forth certain information regarding the Company's equity compensation plans as of July 31, 2020:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,549,134	$0.55	8,734,038	(1)(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	1,549,134	$0.55	8,734,038
_____________

(1)	Includes:

▪	Approximately 87,000 shares available for issuance under the Company's Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

▪	8,646,038 shares available for future issuance under the 2020 Stock Incentive Compensation Plan.

(2)
On June 12, 2020, the Company's Board of Directors adopted, subject to stockholder approval, the Steel Connect Inc. 2020 Stock Incentive Compensation Plan ("2020 Incentive Plan"), and on July 23, 2020, the 2020 Incentive Plan was approved. The 2020 Incentive Plan replaces the 2010 Incentive Award Plan, as amended (the "2010 Incentive Plan"). The Company also has a 2005 Non-Employee Director Plan (the "2005 Director Plan"). As of December 2010, no grants were allowed under the 2005 Director Plan. As of July 23, 2020, no additional grants may be issued under the 2010 Incentive Plan. Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan.

ITEM 13.— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Unless earlier included in an amendment to this Form 10-K, the information required by this item will be contained in our definitive proxy statement and is incorporated in this Report by reference.

ITEM 14.— PRINCIPAL ACCOUNTING FEES AND SERVICES

Unless earlier included in an amendment to this Form 10-K, the information required by this item will be contained in our definitive proxy statement and is incorporated in this Report by reference.

PART IV

ITEM 15.— EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements.

The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

(a) 2. Financial Statement Schedules.

All financial statement schedules have been omitted as they are either not required, not applicable, or the information is otherwise included.

(a) 3. Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished or incorporated by reference in this report.

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

3.1	Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 29, 2008.

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

4.1	Specimen stock certificate representing the Registrant’s Common Stock, is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

4.2	Description of Registrant's Securities, is incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on October 15,2019.

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

10.22
Settlement Agreement, dated February  11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.23
Amendment No. 1 to Settlement Agreement, dated January  5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd., is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January  5, 2015.

10.24*
ModusLink Global Solutions, Inc. FY2014 Executive Management Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

10.25*
ModusLink Global Solutions, Inc. FY2014 Performance Based Restricted Stock Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 8, 2013.

10.26*	ModusLink Global Solutions, Inc. FY 2015 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.

10.27*
ModusLink Global Solutions, Inc. FY 2015 Performance Based Restricted Stock Plan, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2015.

10.28*	ModusLink Global Solutions, Inc. FY 2018 Management Incentive Plan, is incorporated herein by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed on October 16, 2017.

10.29*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan, is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2017.

10.30
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

10.31
Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

10.32	Waiver and Amendment No. 1 to Financing Agreement, dated as of May 9, 2018, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.33*	Steel Connect, Inc. 2010 Incentive Award Plan, as amended, April 12, 2018, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 18, 2018.

10.34*
Form of Award Agreement Granted Under 2010 Incentive Award Plan between the Company and each of Messrs. Lichtenstein, Howard and Fejes during the second quarter of the 2018 fiscal year, is incorporated herein by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K filed on December 4, 2018.

10.35*
Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan entered into in connection with annual awards of restricted stock to directors pursuant to the Fourth Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed on December 4, 2018.

10.36
Form of 7.50% Convertible Senior Note due 2024 issued by Steel Connect, Inc. to SPH Group Holdings LLC., is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2019.

10.37
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

10.38++
Management Services Agreement, dated as of June 1, 2019, between Steel Services Ltd. and Steel Connect, Inc., is incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on October 15, 2019.

10.39†
Credit and Security Agreement, dated December 31, 2019, by and among ModusLink Corporation, Sol Holdings, Inc., Saleslink Mexico Holding Corp. and Midcap Financial Trust, is incorporated by reference to Exhibit 10.1 of Steel Connect, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2020.

10.40	Amendment No. 2 to Financing Agreement, dated as of March 30, 2020, is incorporated by reference to Steel Connect, Inc.'s Current Report on Form 8-K filed with the SEC on April 1, 2020.

10.41*/**	Severance Agreement, dated May 8, 2017, by and between ModusLink Global Solutions, Inc. and Joseph Sherk.

10.42
Employment Agreement, dated March 11, 2019, by and between Steel Services Ltd. and Douglas B. Woodworth (incorporated by reference to Exhibit 10.1 to Steel Partners Holdings L.P.'s Current Report on Form 8-K, filed March 14, 2019).

10.43*/**	Employment Agreement, dated June 4, 2020, by and between IWCO Direct Holdings, Inc. and John Ashe.

10.44*/**	Restricted Stock Agreement Granted Under Steel Connect, Inc. 2010 Incentive Award Plan, dated July 1, 2020, by and between Steel Connect, Inc. and John Ashe.

10.45*/**	Restricted Stock Agreement Granted Under Steel Connect, Inc. 2010 Incentive Award Plan, dated July 1, 2020, by and between Steel Connect, Inc. and Fawaz Khalil.

21**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, LLP.

24.1**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) Audited Consolidated Balance Sheet as of July 31, 2020, (ii) Audited Consolidated Statement of Operations for the fiscal year ended July 31, 2020, (iii) Audited Consolidated Statement of Cash Flows for the fiscal year ended July 31, 2020 and (iv) Notes to Audited Consolidated Financial Statements.

___________________

*	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.

**	Filed herewith.

‡	Furnished herewith.

++	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K. Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

†	The schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Steel Connect, Inc.
agrees to furnish a copy of the omitted schedules to the Securities and Exchange Commission on a supplemental basis upon its request.

ITEM 16.— FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEEL CONNECT, INC.

Date: September 30, 2020	By:	/S/ WARREN G. LICHTENSTEIN
Warren G. Lichtenstein
Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Warren G. Lichtenstein and Douglas B. Woodworth, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WARREN G. LICHTENSTEIN	Interim Chief Executive Officer, Executive Chairman of the Board and Director	September 30, 2020
Warren G. Lichtenstein	(Principal Executive Officer)

/S/ DOUGLAS B. WOODWORTH	Chief Financial Officer	September 30, 2020
Douglas B. Woodworth	(Principal Financial Officer)

/S/ JOSEPH B. SHERK	Chief Accounting Officer	September 30, 2020
Joseph B. Sherk	(Principal Accounting Officer)

/S/ JEFFREY J. FENTON	Director	September 30, 2020
Jeffrey J. Fenton

/S/ GLEN M. KASSAN	Vice Chairman and Director	September 30, 2020
Glen M. Kassan

/S/ MARIA U. MOLLAND	Director	September 30, 2020
Maria U. Molland

/S/ JEFFREY S. WALD	Director	September 30, 2020
Jeffrey S. Wald

/S/ JACK L. HOWARD	Director	September 30, 2020
Jack L. Howard