Form 10-K/A
period 2020-07-31
Steel Connect, Inc.
filed 2020-11-30
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission file number: 001-35319
Steel Connect, Inc.
(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Midway Ln Smyrna, TN	37167
(Address of principal executive offices)	(Zip Code)
(781) 663-5000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	STCN	Nasdaq Global Select
Rights to Purchase Series D Junior Participating Preferred Stock	--	Nasdaq Global Select
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
On November 1, 2020, the Registrant had 62,793,969 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of Steel Connect, Inc. (the "Company") for the year ended July 31, 2020 ("Fiscal 2020"), filed with the Securities and Exchange Commission (the "SEC") on September 30, 2020 (the "Original Form 10-K"), is to include the information required by Part III, Items 10 through 14. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors and filed no later than 120 days after an issuer's fiscal year end. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to a proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.
In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the Original Form 10-K is hereby amended to include as Exhibits 31.3 and 31.4 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not affect any other section of the Original Form 10-K and speaks as of the filing date of the Original Form 10‑K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company's other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Directors
Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years. Our Board of Directors (the "Board") currently has seven members and is divided into three classes, with a class of directors elected each year for a three-year term. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age+	Current Position with the Company	Director Since
Warren G. Lichtenstein	55	Class I Director, Executive Chairman, Interim Chief Executive Officer	March 2013
Glen M. Kassan	77	Class I Director, Vice Chairman	March 2013
Jack L. Howard	59	Class II Director	December 2017
*Maria U. Molland(1)(3)	46	Class II Director	December 2019
*Jeffrey J. Fenton(1)(2)	63	Class III Director	November 2010
*Jeffrey S. Wald(2)(3)	46	Class III Director	February 2012
*Renata Simril(2)	52	Class III Director	October 2020
+As of November 19, 2020.
*Independent
(1) Member of Organization and Compensation Committee (the "Compensation Committee").
(2) Member of Audit Committee.
(3) Member of Nominating and Corporate Governance Committee (the "Governance Committee").
As used below, the term "2020 Annual Meeting of Stockholders" refers to the annual meeting of stockholders to be held after the fiscal year ended July 31, 2020, the term "2021 Annual Meeting of Stockholders" refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2021 ("Fiscal 2021") and the term "2022 Annual Meeting of Stockholders" refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2022.
Class I Directors Continuing in Office until the 2021 Annual Meeting of Stockholders
Warren G. Lichtenstein. Mr. Lichtenstein has served as the Chairman of the Board and as a Director of the Company since March 2013, and as its Executive Chairman since June 2016. Following James R. Henderson's resignation, effective December 4, 2018, Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company. Mr. Lichtenstein had previously served as the Company's Interim Chief Executive Officer from March 2016 until June 2016. Mr. Lichtenstein has served as Executive Chairman of the Board of Steel Partners Holdings GP Inc. ("Steel Holdings GP") since February 2013 and had previously served as Chief Executive Officer and Chairman from July 2009 to February 2013. Steel Holdings GP is the general partner of Steel Partners Holdings L.P. ("Steel Holdings"), a diversified holding company listed on the New York Stock Exchange that engages in multiple businesses. Mr. Lichtenstein has been associated with Steel Holdings and its predecessors and affiliates since 1990. He previously served as Chairman of the Board of Handy & Harman Ltd. ("HNH"), a wholly-owned subsidiary of Steel Partners and a previously Nasdaq-listed company. Mr. Lichtenstein has served as a director of Aerojet Rocketdyne Holdings, Inc., a manufacturer of aerospace and defense products with a real estate business segment, since March 2008, and serving as the Chairman of the board from March 2013 to June 2016 and as Executive Chairman since June 2016. Mr. Lichtenstein has served as a director of Steel Excel Inc. ("Steel Excel"), a diversified holding company and wholly-owned subsidiary of Steel Holdings and a previously Nasdaq-listed company, since October 2010 and Chairman of the board since May 2011. Mr. Lichtenstein served as a director of SL Industries, Inc. ("SLI"), a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment, from March 2010 until it was acquired by HNH in June 2016. SLI was listed on the New York Stock Exchange until its acquisition as a wholly-owned subsidiary of Steel Holdings. Mr. Lichtenstein is also a director of the Steel Foundation and of the Law Enforcement Foundation. Mr. Lichtenstein studied at Tulane University and the University of Pennsylvania, where he received a Bachelor of Arts in Economics. Mr. Lichtenstein brings to the Board extensive experience in corporate finance, executive management and investing, deep knowledge from serving as a director and advisor to a diverse group of public companies and significant operations experience in manufacturing, aerospace, defense, banking and the Steel Business System (the methodology used by Steel Holdings to invest and manage its businesses).
Glen M. Kassan. Mr. Kassan has served as a Director of the Company since March 2013 and as its Vice Chairman since May 2014. He served as the Company's Chief Administrative Officer from May 2014 until January 2015. Mr. Kassan served as a director of HNH from July 2005 until May 2015 and as HNH's Vice Chairman of the board from October 2005 until May 2015. He served as HNH's Chief Executive Officer from October 2005 until December 2012. He has been associated with Steel Holdings and its affiliates since August 1999, and is currently an employee of Steel Services, Ltd. ("Steel Services"). Steel Services is an indirect wholly-owned subsidiary of Steel Holdings. He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of Steel Holdings from June 2000 to April 2007. He served as a director of SLI from January 2002, and its Chairman of the board from May 2008, until SLI was acquired by HNH in June 2016. He previously served as SLI's' Vice Chairman of the board from August 2005 to May 2008, its President from February 2002 to August 2005, its interim Chief Executive Officer in June 2010 and its interim Chief Financial Officer from June 2010 to August 2010. Mr. Kassan brings to the Board his years of experience and record of success in leadership positions in industrial and other public companies having attributes similar to the Company, as well as the expertise in capital markets and corporate finance.
Class II Directors Continuing in Office until the 2022 Annual Meeting of Stockholders
Jack L. Howard. Mr. Howard has served as a director of the Company since December 2017. He has served as President of Steel Holdings since July 15, 2009, and has been a member of Steel Holdings' board of directors since October 2011. Mr. Howard also served as the Assistant Secretary from July 2009 until September 2011 of Steel Holdings and as Steel Holdings' Secretary from September 2011 until January 2012. Mr. Howard has been associated with Steel Holdings and its predecessors and affiliates since 1993. Mr. Howard has been a director of HNH since July 2005 and previously served as Vice Chairman of the HNH Board and as HNH's Principal Executive Officer. Mr. Howard has been a director of Steel Excel since December 2007 and previously served as Vice Chairman of the Steel Excel Board and Principal Executive Officer of Steel Excel. Since February 2018, Mr. Howard has been the Executive Chairman of WebBank, a state-chartered industrial bank and wholly-owned subsidiary of Steel Holdings. He is the President of SP General Services, LLC, an affiliate of Steel Holdings. Mr. Howard graduated from the University of Oregon with a Bachelor's Degree in Finance. The Board has determined that Mr. Howard's managerial and investing experience in a broad range of businesses, as well as his service on the boards of directors and committees of both public and private companies, make him well qualified to serve as a Director.
Maria U. Molland. Ms. Molland has served as a Director of the Company since December 2019. Ms. Molland has been the Chief Executive Officer and director of Thinx Inc., a feminine hygiene company, since July 2017. Prior to her current position, Ms. Molland was the Chief Executive Officer and Founder of M Squared Digital Consulting, a professional services firm focused on strategy execution, from September 2013 to January 2016 and from January 2017 to July 2017. Between January 2016 and December 2016, Ms. Molland co-founded Splacer, an online platform and marketplace for people to list, discover, and book short-term spaces for unique event experiences. From April 2012 to August 2013, Ms. Molland was the Chief European Officer for Fab.com, an e-commerce company. Ms. Molland graduated from Northwestern University with a Bachelor's Degree in Economics in 1996 and began her business career as an analyst with Volpe Brown Whelan & Company, a private technology investment bank. Ms. Molland received her Master of Business Administration from Harvard Business School in 2002 and has held several positions over the years in the internet and digital media industries. Ms. Molland brings to the Board significant business and leadership experience, which makes her well qualified to serve as a Director.

Class III Director Nominees Continuing in Office until the 2020 Annual Meeting of Stockholders

Jeffrey J. Fenton. Mr. Fenton has served as a Director of the Company since November 2010. Mr. Fenton was initially appointed to the Board pursuant to a Settlement Agreement among the Company, LCV Capital Management, LLC, Raging Capital Management, LLC and certain of their affiliates, dated October 20, 2010. In January 2013, he was appointed as Senior Vice President, Business Development of United Rentals, Inc., a construction and industrial equipment rental company. Since March 2004, Mr. Fenton has served as a Principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. Mr. Fenton served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services, Global Motorsports Group, Inc. and Transamerica Trailer Leasing Co. Mr. Fenton earned a Bachelor of Science degree in Mechanical Engineering from Northeastern University and a Master of Science degree in Management from Massachusetts Institute of Technology Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.
Jeffrey S. Wald. Mr. Wald has served as a Director of the Company since February 2012. Mr. Wald was elected to the Board at the Company's 2011 annual meeting of stockholders after being nominated for election by Peerless Systems Corporation. From May 2010 until September 2020, Mr. Wald was the President, Chief Operating Officer and Chief Financial Officer of Work Market, Inc., an enterprise software platform that enables companies to manage their on-demand labor, and of which he was the Founder (sold to Automated Data Processing, Inc.) in January 2018). From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P., an activist hedge fund manager. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company (sold to Buddy Media Corporation), of which he is also the Founder. From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm which invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co., a multinational investment bank and financial services company. Mr. Wald is currently a director of CoStar Technologies, Inc., where he also serves on the M&A committee. From 2010 to 2012, Mr. Wald served as a director of Peerless Systems Corporation and from 2009 to 2010 he served on the board of Register.com. Mr. Wald holds a Master of Business Administration from Harvard University and a Master of Science and Bachelor of Science from Cornell University. Mr. Wald brings to the Board substantial experience in the area of venture capital, technology, principal investing and operations.
Renata Simril. Ms. Simril has served as a Director of the Company since October 2020. Ms. Simril is the President and Chief Executive Officer of the LA84 Foundation, a non-profit organization supporting youth sports and legacy of the 1984 Los Angeles Summer Olympic Games, since January 2016. Ms. Simril is also on the Board and Executive Committee of the Los Angeles Chamber of Commerce, the Board of the Los Angeles Sports and Entertainment Commission, the Board and Audit Committee of the Los Angeles Dodgers Foundation and a leadership council of the Service of Humanity global movement. Before joining the LA84 Foundation, Ms. Simril served as Senior Vice President and Chief of Staff to the publisher of the Los Angeles Times from November 2014 to September 2015, where she oversaw staff operations and budgeting for the newsroom and business operations with over 900 employees. Her earlier career included three seasons with the Los Angeles Dodgers, a major league baseball team, where she served as Senior Vice President of External Affairs and managed the team's community relations and charitable foundation. Ms. Simril also worked for over a decade in real estate development with Jones Lang LaSalle Incorporated, a commercial real estate services company, Forest City Enterprise, a previously publicly traded commercial real estate company, and LCOR, Inc., a real estate investment and development firm, where she managed the acquisition, entitlement, finance and development of multi-million dollars projects. Ms. Simril has a Bachelor's Degree in Urban Studies from Loyola Marymount University and a Master's Degree in Real Estate Development from the University of Southern California. Ms. Simril brings to the Board more than 25 years of diversified experience in all areas of economic development policy, municipal finance, real estate finance and development, sports and philanthropy.

Information about our Executive Officers
Our executive officers are elected annually by the Board and serve at the discretion of the Board. Our current executive officers are listed in the table below along with their ages and positions.

Name	Age+	Position
Warren G. Lichtenstein(1)(2)	55	Interim Chief Executive Officer, Class I Director, Executive Chairman
Douglas B. Woodworth	48	Chief Financial Officer
Joseph B. Sherk	72	Senior Vice President and Chief Accounting Officer
Fawaz Khalil(3)	51	Chief Executive Officer of ModusLink Corporation ("ModusLink")
John Ashe(4)	53	Chief Executive Officer of IWCO Direct Holdings, Inc. ("IWCO" or "IWCO Direct")

+As of November 19, 2020.
(1) Mr. Henderson resigned from his position as Chief Executive Officer of ModusLink, effective October 31, 2018, and resigned from his positions as President and Chief Executive Officer of the Company, effective December 4, 2018. John Whitenack assumed the position of Chief Executive Officer of ModusLink upon Mr. Henderson's resignation from ModusLink, and Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company effective upon Mr. Henderson's resignation from the Company. Mr. Lichtenstein had previously served as the Company's Interim Chief Executive Officer from March 28, 2016, to June 17, 2016.
(2) Mr. Lichtenstein's biographical information is provided above in the section titled, "Class I Directors Continuing in Office until the 2021 Annual Meeting of Stockholders."
(3) Fawaz Khalil was appointed President and Chief Executive Officer of ModusLink, effective June 11, 2020, succeeding Mr. Whitenack.
(4) John Ashe was appointed Chief Executive Officer of IWCO, effective May 15, 2020, following James N. Andersen's departure.
Douglas B. Woodworth. Mr. Woodworth has served as Chief Financial Officer of the Company since November 2, 2019. Since May 2016, Mr. Woodworth has been the Chief Financial Officer of Steel Holdings and holds similar positions in substantially all of Steel Holding's subsidiaries. Prior to that appointment, Mr. Woodworth had served as Vice President and Controller of HNH from August 2012. Mr. Woodworth has over two decades of progressive responsibility in accounting and finance. Prior to joining HNH, Mr. Woodworth served as Vice President and Corporate Controller with SunEdison, Inc. (formerly MEMC Electronic Materials, Inc.), a renewable energy company, from August 2011 to July 2012, and as Vice President and Corporate Controller of Globe Specialty Metals, Inc., a producer of silicon metal and silicon-based alloys, from November 2007 to July 2011. Prior to that, Mr. Woodworth held positions of increasing responsibility with Praxair, Inc., an industrial gases company. Mr. Woodworth began his career with KPMG LLP, a multinational professional services firm. Mr. Woodworth holds a Master of Business Administration from the Kellogg School of Management at Northwestern University, a Master of Engineering Management from the McCormick School of Engineering at Northwestern University and a Bachelor of Science in Accountancy from Miami (Ohio) University. Mr. Woodworth is a certified public accountant. Mr. Woodworth's services as Chief Financial Officer are being provided pursuant to the Management Services Agreement, dated June 14, 2019, between Steel Services and the Company (the "2019 Management Services Agreement") described in "Certain Relationships and Related Transactions —Management Services Agreements."
Joseph B. Sherk. Mr. Sherk was appointed as Senior Vice President and Chief Accounting Officer of the Company on November 22, 2019. Mr. Sherk has served as the Senior Vice President, Finance, Tax and Treasurer of the Company since June 2016 and previously as its Principal Financial Officer and Chief Accounting Officer from May 2014 through June 2016. Mr. Sherk also served as the Company's Vice President & Corporate Controller from December 2007 through to May 2014. Prior to that Mr. Sherk was Vice President, Corporate Controller & Chief Accounting Officer of WestPoint Home, International Inc., a textile company, from January 2007 until December

2007. From January 2006 through January 2007, Mr. Sherk served as Vice President, Business and Finance Transformation for United Rentals, Inc., a major rental equipment company. From September 2001 through January 2007, Mr. Sherk was the Vice President & Corporate Controller (Principal Accounting Officer) for United Rentals, Inc. Mr. Sherk served as the Vice President & Corporate Controller (Principal Accounting Officer) of Lafarge Corporation, a construction materials company from September 1998 through September 2001. Prior to that Mr. Sherk served as the Regional Vice President & Controller of Lafarge Construction Materials for Eastern Canada from January 1994 through to September 1998. Mr. Sherk started his career with Arthur Andersen LLP. Mr. Sherk is a licensed Certified Public Accountant (CPA) in the United States and Canada. He is a member of the American Institute of Certified Public Accountants (AICPA) and the Chartered Professional Accountants of Ontario, Canada. Mr. Sherk holds a Bachelor of Commerce degree from St. Mary's University in Halifax, Nova Scotia, a Master of Business Administration from University of Saskatchewan in Accounting and Finance in Saskatoon, Saskatchewan and a Master of Accountancy in Taxation from The George Washington University.
Fawaz Khalil. Mr. Khalil has served as President and Chief Executive Officer of ModusLink since June 11, 2020. From May 2017 to November 2019, Mr. Khalil was President and Chief Executive Officer of Halco Lighting Technologies, a lighting solutions company. From November 2015 to April 2017, Mr. Khalil was President of Purafil, Inc. and Universal Air Filters (part of The Filtration Group, a leading global filtration company). From February 2013 to November 2015, Mr. Khalil was Vice President and General Manager of Acuity Brands Lighting Inc., a lighting technology solutions and services company. Mr. Khalil received his Bachelor of Science in Computer Science from the National University of Computing and Emerging Sciences Karachi, a Master of Business Administration in Finance and Banking from the Institute of Business Administration at University of Karachi and a Master in Business Administration in General Management & Strategy from the Darden Graduate School of Business at the University of Virginia.
John Ashe. Mr. Ashe has served as the Chief Executive Officer of IWCO Direct since May 15, 2020. From May 2018 until May 2020, Mr. Ashe served as President & Chief Executive Officer of Lucas-Milhaupt Inc., a global brazing and metal joining products and services leader, and an indirect subsidiary of Steel Holdings. From May 1992 to May 2018, Mr. Ashe served in various roles with OMG, Inc., a leading U.S. manufacturer and global supplier of specialty fasteners, adhesives, tools, and related products for the commercial and residential construction markets, and an indirect subsidiary of Steel Holdings. Mr. Ashe served as Senior Vice President and General Manager of OMG, Inc's FastenMaster Division for his last eight years with the company. Mr. Ashe is a graduate of Bowdoin College.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely on a review of reports filed with the SEC and written representations from certain reporting persons that no other reports were required, the Company believes that, during Fiscal 2020, its officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individuals, other than inadvertent late Form 3 filings for each of Joseph Sherk with respect to his appointment as Senior Vice President and Chief Accounting Officer of the Company on November 22, 2019, which was filed on December 5, 2019, and John Ashe with respect to his appointment as Chief Executive Officer of IWCO Direct on May 15, 2020, which was filed on May 28, 2020.
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including the Company's principal executive officer, and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company's Code of Business Conduct and Ethics is posted on our website under the "Corporate Governance" tab at www.steelconnectinc.com. The contents of our website are not part of this report, and our internet address is included in this document as an inactive textual reference only. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics applicable to the

Company's principal executive officer or its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions) by posting such information on our website as required by the rules of the SEC or the Nasdaq Stock Market ("Nasdaq").
Director Nomination Procedure
Our principal executive offices for the submission of director nominations and other business for inclusion in our annual meeting proxy statement and proxy card under our Fourth Amended and Restated Bylaws will be c/o Steel Connect, Inc., 2000 Midway Lane, Smyrna, Tennessee 37167. There have been no other material changes to the procedures by which stockholders may recommend nominees to our Board since they were last described in our most recent proxy statement, dated June 26, 2020 (the "2019 Proxy Statement"), and all information in the 2019 Proxy Statement on this topic, including the deadline for submitting director nominations under the bylaws, remains the same. Stockholders separately wishing to include a proposal in our annual meeting proxy statement and proxy card using Rule 14a-8 under the Exchange Act as described in the 2019 Proxy Statement must also send proposals to this new address.
Audit Committee
The Board has an Audit Committee, which assists the Board in fulfilling its responsibilities to stockholders concerning the Company's financial reporting and internal controls and facilitates open communication among the Audit Committee, the Board, the Company's independent registered public accounting firm and management. The Board has adopted a written charter for the Audit Committee, which is posted on our website under the "Corporate Governance" at www.steelconnectinc.com. The Audit Committee currently consists of Jeffrey J. Fenton, Renata Simril and Jeffrey S. Wald, as Chairman, each of whom is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under Exchange Act. The Board has determined that Jeffrey S. Wald is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K.
ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
This section sets forth certain information required by the rules of the SEC regarding the Fiscal 2020 and fiscal year ended July 31, 2019 ("Fiscal 2019") compensation of our Named Executive Officers (defined as (i) all individuals who served as, or acted in the capacity of, the Company's principal executive officer for Fiscal 2020, (ii) the Company's two most highly compensated executive officers, other than anyone who acted as our principal executive officer, who were serving as executive officers at the end of Fiscal 2020, and (iii) up to two additional individuals who would qualify as the Company's two most highly compensated executive officers for 2020, but for the fact that they were not serving as executive officers at the end of Fiscal 2020). Our Named Executive Officers are as follows:

Name	Principal Position
Warren G. Lichtenstein(1)	Interim Chief Executive Officer, Director and Executive Chairman
John Whitenack(2)	Former Chief Executive Officer of ModusLink
James N. Andersen(3)	Former Chief Executive Officer of IWCO
John Ashe(3)	Chief Executive Officer of IWCO
Joseph B. Sherk(4)	Senior Vice President and Chief Accounting Officer

(1)	Mr. Lichtenstein assumed the role of Interim Chief Executive Officer of the Company, making him our principal executive officer, on December 4, 2018. Compensation for Mr. Lichtenstein is shown for Fiscal 2019 and Fiscal 2020 for his services as a member of our Board. Mr. Lichtenstein also served as the Company's Interim Chief Executive Officer from March 28, 2016, to June 17, 2016, for which no compensation information is required in the Summary Compensation Table.
(2)	Mr. Whitenack served as the Chief Executive Officer of ModusLink from October 2018 until his succession by Mr. Khalil, who was appointed President and Chief Executive Officer of ModusLink, effective June 11, 2020.
(3)	Mr. Andersen served as the Chief Executive Officer of IWCO from April 1999 until May 2020. Mr. Ashe was appointed to that role effective May 15, 2020.
(4)	Mr. Sherk assumed the role of Senior Vice President and Chief Accounting Officer of the Company on November 22, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Warren G. Lichtenstein(2)	2020	-	-	99,999	-	96,250	196,249
Interim Chief Executive Officer, Director and Executive Chairman	2019	-	-	99,999	-	121,500	221,499

John Whitenack	2020	330,816(3)	148,000(4)	145,000(5)	-	29,493(6)	653,309
Former Chief Executive Officer of ModusLink	2019	371,423	-	-	-	4,743(7)	376,166

James N. Andersen	2020	589,546(3)	328,309(8)	-	-	38,942(9)	968,336
Former Chief Executive Officer of IWCO Direct	2019	715,628	584,526(8)	-	-	26,100(10)	1,326,254

John Ashe	2020	63,308(11)	65,000(12)	232,000(5)	-	17,143(13)	377,451
Chief Executive Officer of IWCO Direct

Joseph B. Sherk	2020	262,352(14)	76,141	-	-	11,851(15)	350,345
Senior Vice President and Chief Accounting Officer

(1)	Represents the grant date fair value in accordance with FASB ASC Topic 718. The assumptions applied in determining the fair value of the awards are discussed in Notes 2 and 13 to our audited consolidated financial statements for the year ended July 31, 2020 in the Original Form 10-K.
(2)
Mr. Lichtenstein has not been separately compensated for his service as Interim Chief Executive Officer of the Company. He has been compensated as a Director for Fiscal 2020 and Fiscal 2019. Mr. Lichtenstein's reported compensation consists of: (a) stock awards in the amounts of (i) $99,999 (for an award of 65,789 shares of restricted stock granted to all Directors on January 2, 2020, pursuant to the Fourth Amended and Restated Director Compensation Plan, adopted December 20, 2015 (the "2015 Director Compensation Plan," which award will vest on January 2, 2021) for Fiscal 2020 and (ii) $99,999 (for an award of 57,803 shares of restricted stock granted to all Directors on January 2, 2019, pursuant to the 2015 Director Compensation Plan, which award vested on January 2, 2020) for Fiscal 2019; and (b) director fees of $96,250 for Fiscal 2020 and $121,500 for Fiscal 2019. For more information, see "Director Compensation—Director Compensation Program."

(3)	Represents Mr. Whitenack's and Mr. Andersen's pro-rated salaries for Fiscal 2020 prior to their departures in June 2020 and May 2020, respectively.

(4)
Represents the amount actually paid to Mr. Whitenack of his discretionary cash bonus for performance for Fiscal 2019. Mr. Whitenack received a bonus of $222,000, $148,000 of which was paid in December 2019, with the remainder to be paid in July 2020, subject to Mr. Whitenack's continued employment with the Company. In connection with Mr. Whitenack's departure in June 2020, he became no longer entitled to the amount not yet paid.

(5)	Represents shares of restricted stock that were granted pursuant to the Company's 2010 Incentive Award Plan, as amended April 12, 2018 (the "2010 Incentive Plan"). Pursuant to the terms of the award, 50% of the shares of restricted stock were to vest on the first anniversary of the grant date, and the remaining 50% were to vest on the second anniversary of the grant date, subject to the individual's continuous service with the Company through the vesting date. 100,000 shares of restricted stock were granted to Mr. Whitenack on December 17, 2019, all of which he forfeited in connection with his departure in June 2020. 400,000 shares of restricted stock were granted Mr. Ashe on July 1, 2020.
(6)	Represents (i) payments for life insurance of $1,645, (ii) employer 401(k) matching cash contributions of $5,434 and (iii) accrued and unused vacation at the time of Mr. Whitenack's departure in an amount of $22,413.
(7)	Represents employer 401(k) plan matching cash contributions.
(8)
Represents amounts actually paid to Mr. Andersen under the 2019 IWCO Plans (as defined below) during the Company's fiscal year ended July 31, 2020 and the 2018 IWCO Plans (as defined below) during the Company's fiscal year ended July 31, 2019. Under the 2019 IWCO Plans, Mr. Andersen received awards of $606,615, $283,355 of which was paid in March 2020, with $243,451 to be paid in September 2020 and the remainder to be paid ratably in March 2021 and 2022, subject to Mr. Andersen's continued employment with the Company. Under the 2018 IWCO Plans, Mr. Andersen received awards of $674,434, $584,526 of which was paid in March 2019 and $44,954 of which was paid in March 2020, with the remainder to be paid in March 2021, subject to Mr. Andersen's continued employment with the Company. For more information, see "Narrative Disclosure to Summary Compensation Table—Non-Equity Incentive Plan Compensation."

(9)	Represents: (i) employer 401(k) plan matching cash contributions of $4,575, (ii) the amount attributable to the business and personal use of a company car of $19,800 and (iii) accrued and unused vacation at the time of Mr. Andersen's departure in an amount of $14,567.
(10)	Represents (i) employer 401(k) plan matching cash contributions of $4,500 and (ii) the amount attributable to the business and personal use of a company car of $21,600.
(11)	Represents Mr. Ashe's pro-rated salary for Fiscal 2020 based on an annual base salary of $400,000. Mr. Ashe was appointed Chief Executive Officer of IWCO effective May 15, 2020.
(12)	Represents a sign-on bonus.
(13)	Represents (i) the amount attributable to the business and personal use of a company car of $2,000 and (ii) relocation fees in an amount of $15,143.
(14)	Represents Mr. Sherk's salary as paid in Fiscal 2020. Mr. Sherk's annual base salary was increased to $291,872 in November 2019 when he assumed his current role as Senior Vice President and Chief Accounting Officer.
(15)	Represents (i) payments for life insurance of $7,059 and (ii) employer 401(k) matching cash contributions of $4,792.
Narrative Disclosure to Summary Compensation Table
The compensation paid to the above-named Named Executive Officers during Fiscal 2020 included salaries, bonuses and perquisites as more fully described in the notes to the Summary Compensation Table and below. The principal terms of agreements with Named Executive Officers regarding employment and compensation are set forth below under the section titled "Employment Arrangements of Named Executive Officers."

Non-Equity Incentive Plan Compensation
From time to time, the Compensation Committee establishes a Company Management Incentive Plan (or "Company MIP"), which provides cash incentives for our non-IWCO executives. The Company did not establish a Company MIP for either of Fiscal 2020 or Fiscal 2019.
Additionally, as a result of the Company's acquisition of IWCO Direct on December 15, 2017 (the "IWCO Acquisition"), the Company integrated certain IWCO Direct compensation practices into the Company's compensation framework. Specifically, Mr. Andersen participated in the IWCO Direct 2018 Short-Term and Long-Term Incentive Plans, which provide for cash awards (the "2018 IWCO Plans") and IWCO Direct 2019 Short-Term and Long-Term Incentive Plans (the "2019 IWCO Plans"). These plans were designed to motivate appropriate behaviors that support short-term and long-term growth of stockholder value, by rewarding the achievement of financial, business and management goals that are essential to the success of IWCO Direct, and to enable our target total compensation to remain competitive within the marketplace for executive officers.
2019 IWCO Incentive Plans
The 2019 IWCO Plans related to IWCO Direct's fiscal year ended December 31, 2019 (the "2019 IWCO Plan Year"), under which discretionary cash awards ("2019 IWCO Awards") are expressed as a percentage of the base salary paid during that plan year. The 2019 IWCO Awards were determined based on the achievement of certain weighted performance targets, a majority of which was financial performance, including, within such category, mostly the 2019 IWCO Plan Year adjusted EBITDA target for IWCO Direct and, to a lesser extent, the 2019 IWCO Plan Year working capital turns target ("the 2019 IWCO Financial Performance Target"), and a minority of which of was individual performance based on certain objectives (the "2019 IWCO Personal Performance Target"). In determining the 2019 IWCO Financial Performance Target, the financial objectives, while feasible to meet, were challenging to achieve and required improved performance compared with prior year results. For the 2019 IWCO Plan Year, IWCO achieved sufficient results on the 2019 IWCO Financial Performance Target, and Mr. Andersen was evaluated under the 2019 IWCO Personal Performance Target to earn a partial payment. Accordingly, Mr. Andersen received a 2019 IWCO Awards of $606,615 under the 2019 IWCO Plans, $283,355 of which was paid in March 2020, with $243,451 to be paid in September 2020 and the remainder to be paid ratably in each of March 2021 and 2022, subject to Mr. Andersen's continued employment with the Company. In connection with Mr. Andersen's departure in May 2020, Mr. Andersen became no longer entitled to the amounts not yet paid.
2018 IWCO Incentive Plans
The 2018 IWCO Plans related to IWCO Direct's fiscal year ended December 31, 2018 (the "2018 IWCO Plan Year"), under which the cash awards ("2018 IWCO Awards") target for Mr. Andersen was 100% of base salary. The 2018 IWCO Awards were determined based on the achievement of certain weighted performance targets, a majority of which was the 2018 IWCO Plan Year adjusted EBITDA target for IWCO Direct (the "2018 IWCO EBITDA Target") and minorities of which were defined objectives in support of IWCO's corporate objectives and a working capital target. In determining the 2018 IWCO EBITDA Target, the financial objectives, while feasible to meet, were challenging to achieve and required improved performance compared with prior year results. For the 2018 IWCO Plan Year, IWCO achieved sufficient adjusted EBITDA, met defined objectives and achieved working capital levels required under the 2018 IWCO Plans to earn a partial payment. Accordingly, Mr. Andersen received a 2018 IWCO Awards of $674,434 under the 2018 IWCO Plans, $584,526 of which was paid in March 2019 and $44,954 of which was paid in March 2020, with the remainder to be paid in March 2021, subject to Mr. Andersen's continued employment with the Company. In connection with Mr. Andersen's departure in May 2020, Mr. Andersen became no longer entitled to the amounts received but not yet paid.
Employment Arrangements of Named Executive Officers
We do not have agreements with any of the Named Executive Officers which guarantee employment for a set term and, accordingly, all of the Named Executive Officers are or were employees at will, with the exception of an employment agreement with Mr. Ashe and a severance agreement with Mr. Sherk.

Warren G. Lichtenstein
Mr. Lichtenstein has not been separately compensated for his service as Interim Chief Executive Officer of the Company. However, subject to the discretion of our Board and/or Compensation Committee, Mr. Lichtenstein may receive compensation for service payable in future years. The terms of Mr. Lichtenstein's compensation as disclosed in the "Summary Compensation Table" are governed by our director compensation program, described below under the section titled "Director Compensation—Director Compensation Program."
John Whitenack
Mr. Whitenack assumed the position of Chief Executive Officer of ModusLink on October 31, 2018. Prior to that, Mr. Whitenack served as the Chief Operating Officer of ModusLink since June 25, 2018. The Company and Mr. Whitenack executed an employment offer letter dated June 6, 2018, which provided for an annualized base salary of $370,000, which base salary was increased to $388,500 as of December 1, 2019 and remained unchanged through his separation in June 2020. Mr. Whitenack was also eligible for an annual cash bonus under Company MIPs, when adopted, with a target equal to 60% of his base salary. Mr. Whitenack received a discretionary cash bonus of $222,000 for performance in Fiscal 2019, $148,000 of which was paid in December 2019, with the remainder to be paid in July 2020, subject to Mr. Whitenack's continued employment with the Company. On June 11, 2020, Mr. Khalil was appointed President and Chief Executive Officer of ModusLink, succeeding Mr. Whitenack. In connection with Mr. Whitenack's departure, he became no longer entitled to the cash bonus amount not yet paid.
James N. Andersen
Mr. Andersen's base salary was $715,628, which remained unchanged from the closing of the IWCO Acquisition through his separation in May 2020. Mr. Andersen was also eligible to participate in IWCO short-term and long-term incentive plans. Effective May 15, 2020, John Ashe was appointed Chief Executive Officer of IWCO, succeeding Mr. Andersen.
John Ashe
Mr. Ashe was appointed Chief Executive Officer of IWCO on May 15, 2020. IWCO and Mr. Ashe executed an employment agreement dated June 4, 2020 (the " Employment Agreement"), which provides for an annualized base salary of $400,000 and an annual bonus, with a target equal to 100% of his base salary. The Employment Agreement also provides for (i) a one-time sign-on bonus of $65,000, payable on the first payroll date after Mr. Ashe relocates to the Minneapolis area, (ii) a monthly automobile allowance of $1,000, and (iii) certain relocation assistance benefits. Separately, Mr. Ashe was provided with a grant of 400,000 shares of Company stock, which were granted on July 1, 2020, pursuant to the Company's 2010 Incentive Plan.
In the event that Mr. Ashe is terminated without "cause" (as defined in the Employment Agreement) prior to May 15, 2022, Mr. Ashe is entitled to (A) a severance payment equal to twelve months of his base salary and (B) reimbursement of COBRA payments until the earlier of (i) twelve months following the effective date of the general release of claims, (ii) the date Mr. Ashe is no longer eligible to receive COBRA coverage, or (iii) the date Mr. Ashe becomes eligible for comparable coverage from another employer (collectively, the "Ashe Severance Benefits"). The Ashe Severance Benefits are also payable, at any time during the term of the Employment Agreement, in the event that Mr. Ashe is terminated without "cause" as part of a change of control of IWCO. In order to receive the Ashe Severance Benefits, Mr. Ashe is required to execute a general release of claims in favor of IWCO and the Company.
Joseph B. Sherk
Mr. Sherk is party to a severance agreement with the Company, dated as of February 8, 2012, which was continued pursuant to a letter agreement dated as of May 8, 2017 (collectively, the "Severance Agreement"), which provides that if Mr. Sherk's employment is terminated for a reason other than for "cause" (as that term is defined in the Severance Agreement), (A) Mr. Sherk will be eligible to receive his regular bi-weekly salary as in effect on his last day of employment for twelve months following such termination and (B) the Company will pay Mr. Sherk's insurance premium for the Company medical plan for twelve months following termination. In connection with his appointment to Senior Vice President and Chief Accounting Officer of the Company, Mr. Sherk's annual base salary was increased to $291,872. In order to receive the benefits provided by the Severance Agreement, Mr. Sherk is required to execute a waiver and release of any and all claims he may have against the Company and its officers, employees, directors, parents, subsidiaries and affiliates upon his termination.
Potential Payments Upon Termination or Change-in-Control
There were no agreements or arrangements providing for payments or benefits in the event of termination of employment of any of our Named Executive Officers as of July 31, 2020, other than Mr. Sherk's Severance Agreement and Mr. Ashe's Employment Agreement, and payments to Mr. Andersen of $14,567 and Mr. Whitenack of $22,413 for accrued and unused vacation days, which they received following their departures from the Company in May 2020 and June 2020, respectively.
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning unvested shares of common stock, par value $0.01 per share ("common stock"), held by each Named Executive Officer as of July 31, 2020. The market values of the common stock reported in this table are calculated based on the closing market price of the Company's common stock on Nasdaq on July 31, 2020, which was $0.53 per share.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Warren G. Lichtenstein	65,789(1)	34,868	300,000(2)	159,000
John Whitenack	-	-	-	-
James N. Andersen	-	-	-	-
John Ashe	400,000(3)	212,000	-	-
Joseph B. Sherk	-	-	-	-

(1)
Represents 65,789 shares of restricted stock that were granted to Mr. Lichtenstein on January 2, 2020 for his service on our Board pursuant to the 2015 Director Compensation Plan that will vest on January 2, 2021, provided that Mr. Lichtenstein remains a director on such vesting date. For more information, see the "Summary Compensation Table" and "Director Compensation—Director Compensation Program."

(2)
On December 15, 2017, the Board, upon the recommendation of the Compensation Committee and a Special Committee of the Board, approved the restricted stock grants and market performance based restricted stock grants to Messrs. Lichtenstein and Howard described below under the section titled "Director Compensation — December 2017 Awards." The shares listed in the Outstanding Equity Awards at Fiscal Year-End table for Mr. Lichtenstein are the unvested portion of the restricted stock grants made to him on December 15, 2017, which remain subject to the achievement of stock price performance.

(3)	Represents 400,000 shares of restricted stock that were granted to Mr. Ashe on July 1, 2020 pursuant to the Company's 2010 Incentive Plan. Pursuant to the terms of the award, 50% of the restricted stock will vest on the first anniversary of the grant date, and the remaining 50% will vest on the second anniversary of the grant date, subject to Mr. Ashe's continuous service with the Company through the vesting date.
Director Compensation
Director Compensation Table
The table below sets forth certain information concerning the Fiscal 2020 compensation of our Directors. For information regarding Mr. Lichtenstein's Fiscal 2020 compensation as a Director, see the "Summary Compensation Table." Compensation information is not included for Ms. Simril, as she was appointed a Director on October 23, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Jeffrey J. Fenton	60,500	99,999	-	160,499
Glen M. Kassan	44,500	99,999	-	144,999
Maria U. Molland	31,833	99,999	-	131,832
Jeffrey S. Wald	65,250	99,999	-	165,249
William T. Fejes, Jr.	57,000	99,999(3)	-	156,999
Jack L. Howard	45,500	99,999	-	145,499
Philip Lengyel(4)	28,978	-	-	28,978

(1)	The amounts shown in the "Stock Awards" column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. The assumptions applied in determining the fair value of the awards are discussed in Notes 2 and 13 to our audited consolidated financial statements for the year ended July 31, 2020 in the Original Form 10-K. Each director received an award of 65,789 shares of restricted stock on January 2, 2020, pursuant to the 2015 Director Compensation Plan. These awards of restricted stock vest on January 2, 2021, provided that the individual remains a director of the Company through the vesting date.
(2)
As of July 31, 2020, the Directors held outstanding awards of unvested restricted stock in the following amounts: Mr. Fenton: 65,789; Mr. Kassan: 65,789; Ms. Molland: 65,789; Mr. Wald: 65,789; Mr. Fejes: 0; Mr. Howard: 215,789; and Mr. Lengyel: 0. For Mr. Howard, this includes equity awards described in "Director 2017 Awards." For Mr. Lichtenstein's outstanding equity awards as of July 31, 2020, see "Outstanding Equity Awards at Fiscal Year-End."

(3)	Mr. Fejes retired as a Director effective at the conclusion of our annual meeting of stockholders on July 23, 2020, leading to the forfeiture of this award of restricted stock.
(4)	Mr. Lengyel passed away in December 2019, prior to the grant of awards of restricted stock on January 2, 2020.
December 2017 Awards
On December 15, 2017, the Board, upon the recommendation of the Compensation Committee and a Special Committee of the Board consisting solely of independent directors not affiliated with Steel Holdings, approved the following restricted stock grants and market performance based restricted stock grants to Messrs. Howard and Lichtenstein (the "December 2017 Awards"), in each case effective upon the closing of the IWCO Acquisition and in consideration for services to the Company:

Recipient	Total Award	Vested Portion of Award as of July 31, 2020	Unvested Portion of Award as of July 31, 2020*
Warren G. Lichtenstein	3,300,000 shares	3,000,000 shares	300,000 shares
Jack L. Howard	1,650,000 shares	1,500,000 shares	150,000 shares
*Shares of restricted stock will automatically vest, in their entirety, on the day the price of the Company's common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date (December 15, 2017), subject to the Director's continuous service with the Company from the grant date through the vesting date.
The December 2017 Awards were measured based on the fair market value on the grant date. For a discussion of ongoing legal proceedings regarding the December 2017 Awards, see Note 9 to our audited consolidated financial statements for the year ended July 31, 2020 in the Original Form 10-K.
Director Compensation Program
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
All Directors are eligible to receive compensation, other than any Director who (i) is an employee of the Company or any of its subsidiaries or affiliates or (ii) unless otherwise determined by the Board, is an affiliate, employee, representative or designee of an institutional or corporate investor in the Company (an "Affiliated Director"). The terms of our director compensation for Fiscal 2020 were formally governed our 2015 Director Compensation Plan. The terms of our director compensation for the Fiscal 2021 were adopted by our Board without a formal plan, but are subject to the restrictions on Director equity awards in our 2020 Stock Incentive Compensation Plan (the "2020 Incentive Plan").
Each participating Director who serves as a Director during any fiscal quarter receives a payment for such quarter of $12,500, with a pro rata fee applicable to service for less than a whole quarter; provided, however, that any Director who serves as the non-executive Chairman of the Board during any fiscal quarter receives a payment for such quarter of $28,750 instead of $12,500, with a pro rata fee applicable to service for less than a whole quarter. Each participating Director who serves as the chairperson of a committee of the Board during any fiscal quarter receives a payment of $1,250; provided, however, that the chairperson of the Audit Committee during any fiscal quarter receives a payment of $2,500, in each such case with a pro rata fee applicable to service for less than a whole quarter. Each participating Director who attends a telephonic meeting of the Board or a committee thereof receives a meeting fee of $500. Each participating Director who attends a meeting of the Board or a committee thereof, where a majority of the Directors attend such meeting in person, receives a meeting fee of $1,000. Payment of these fees, with the exception of meeting and committee meetings, was temporarily suspended by the Board from April 2020 to June 2020.
In addition, each Director, other than an Affiliated Director, receives restricted stock awards each year for shares of common stock with a fair market value equal to $100,000 provided that such Director is serving as a Director on the grant date. For Fiscal 2020, a one-time award was made on the first business day of the calendar year, based on the closing sale price of our common stock on Nasdaq on the grant date; for Fiscal 2021, effective January 1, 2021, this award will be made in equal quarterly grants, based on the volume weighted average of the closing sale prices of our common stock on Nasdaq for the 20 trading days ending immediately prior to the grant date. These awards vest on the first anniversary of the grant date, provided that the Director remains a director of the Company on the vesting date. Notwithstanding the foregoing, if a Director ceases to be a director due to (i) removal without cause, (ii) resignation upon request of a majority of the Board, other than for reasons the Board determines to be cause, (iii) the failure to be re-elected to the Board either because the Company fails to nominate the Director for re-election or the Director fails to receive sufficient stockholder votes, then, on the day the Director ceases to be a Director, 25% of the award vests for each full calendar quarter that the Director has served as a Director from and after the grant date (or the applicable quarterly grant in the case of Fiscal 2021 grants).
Certain of the Company's Directors have each entered into an Indemnification Agreement with the Company pursuant to which the Company shall indemnify the Director to the fullest extent authorized or permitted by applicable law in the event that the Director is involved in any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, whether brought by or in the right of the Company or by any other party and whether of a civil, criminal, administrative or investigative nature, by reason of the fact that the Director is or was a Director of the Company, or is or was serving at the request of the Company as a Director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against all expenses, judgments, fines and penalties, provided that the Director shall not have been finally adjudged to have engaged in willful misconduct or to have acted in a manner which was knowingly fraudulent or deliberately dishonest, or had reasonable cause to believe that his or her conduct was unlawful.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information, as of November 19, 2020, with respect to the beneficial ownership of shares of all classes of the Company's voting securities by: (i) each person known to us to beneficially own 5% or more of the outstanding securities of any such class; (ii) the members of the Board of the Company; (iii) the Named Executive Officers (as defined in "Executive Compensation"); and (iv) all current executive officers and members of the Board of the Company, as a group. This table does not reflect events occurring after November 19, 2020.

Name of Beneficial Owner	Number of Shares of Common Stock(1)	Percent of Class(2)
5% Stockholders
Steel Partners Holdings L.P.(3)	42,333,555	48.7%

Directors
Jeffrey J. Fenton(4)	348,061	*
Glen M. Kassan(5)	302,305	*
Maria U. Molland(6)	65,789	*
Warren G. Lichtenstein(7)	3,365,587	5.4%
Jeffrey S. Wald(8)	320,550	*
Jack L. Howard(9)	1,665,850	2.7%
Renata Simril(10)	31,963	*

Named Executive Officers
Joseph B. Sherk	-	*
James N. Andersen	-	*
John Whitenack	-	*
John Ashe(11)	400,000	*

All current executive officers and directors, as a group (13 persons)(12)	6,600,105	10.5%
________

*	Less than 1%

(1)
Pursuant to the rules of the SEC, this table shows beneficial ownership by the enumerated persons of all of the Company's outstanding voting securities, which include the common stock and the Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"). The holder of the Series C Preferred Stock is entitled to vote the stock on each matter brought before an annual meeting of stockholders on an as-converted basis together with the holders of the common stock. Such shares of Series C Preferred Stock were also convertible into 17,857,143 shares of common stock and are thus shown as being beneficially owned pursuant only to that class of voting securities.

For purposes of this table, beneficial ownership is determined by rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares over which the person has sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days after November 19, 2020, including, in the case of an executive officer or director, shares acquirable upon termination of such individual's service other than for death, disability or involuntary termination ("Presently Exercisable Rights"). For awards of restricted stock, the number of shares of common stock beneficially owned also includes shares over which the executive officer or director may currently exercise full voting rights, regardless of whether they vest within 60 days after November 19, 2020. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The Company believes that each person named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of Common Stock or Series C Preferred Stock listed as owned by such person unless noted otherwise. Unless otherwise indicated, the address of each person listed in the table is c/o Steel Connect, Inc., 2000 Midway Lane, Smyrna, Tennessee 37167.

(2)
Number of shares deemed outstanding consists of 62,793,969 shares of common stock as of November 1, 2020, plus, for computation purposes only for the person in question, any shares subject to Presently Exercisable Rights held by that person.

(3)
Based on information provided in the Schedule 13D filed by HNH, BNS Holding, Inc., Steel Partners, Ltd. ("SPL"), Steel Holdings, SPH Group LLC ("SPHG"), SPH Group Holdings LLC ("SPHG Holdings"), Steel Partners LLC and Warren G. Lichtenstein with the SEC on October 14, 2011 and all amendments thereto, including that certain Amendment No. 24 to Schedule 13D filed by HNH, WHX CS Corp. ("WHX CS"), SPL, Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP, Steel Excel, Inc. ("Steel Excel"), Mr. Lichtenstein and Mr. Howard filed on November 19, 2020.
•SPHG Holdings directly owns 2,245,990 shares of common stock and beneficially owns an additional 17,857,143 shares of common stock underlying currently convertible Series C Preferred Stock and 6,293,707 shares of common stock underlying the currently convertible SPHG Note (as defined below) owned directly by SPHG Holdings (a Presently Exercisable Right). Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue the relationships discussed above, each of Steel Holdings, SPHG and Steel Holdings GP may be deemed to beneficially own, and share voting and dispositive power over, the shares of common stock owned directly by SPHG Holdings. Each of SPHG, Steel Holdings and Steel Holdings GP disclaims beneficial ownership of the shares of common stock owned directly by SPHG Holdings except to the extent of its pecuniary interest therein.
•HNH directly owns 2,496,545 shares of common stock. SPHG Holdings owns 100% of the outstanding shares of common stock of Steel Excel. Steel Excel owns 100% of the outstanding shares of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue of the relationships described above, each of SPHG Holdings, Steel Holdings, SPHG, Steel Holdings GP and Steel Excel may be deemed to beneficially own, and share voting and dispositive power over, the shares of common stock owned directly by HNH. Each of SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP disclaims beneficial ownership of the shares of common stock owned directly by HNH.
•WHX CS directly owns 5,940,170 shares of common stock. HNH owns 100% of the outstanding shares of common stock of WHX CS, and SPHG Holdings owns 100% of the outstanding shares of common stock of Steel Excel, and Steel Excel owns 100% of the outstanding shares of common stock of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue of the relationships described above, each of HNH, SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP may be deemed to beneficially own, and share voting and dispositive power over, the shares of common stock owned directly by WHX CS. Each of HNH, SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP disclaims beneficial ownership of the shares of common stock owned directly by WHX CS.
•Steel Holdings directly owns 7,500,000 shares of common stock. As the general partner of Steel Holdings, Steel Holdings GP may be deemed to beneficially own, and share voting and dispositive power over, the shares of common stock owned directly by Steel Holdings.
•According to filings made pursuant to Section 13(d) and 16 of the Exchange Act, Messrs. Lichtenstein and Howard were members of a Section 13(d) group with respect the shares of common stock described in this Footnote 3, pursuant to which they collectively own 54.5% of our outstanding shares of common stock. For more information, see Footnotes 7 and 9.

(4)	Mr. Fenton directly owns 282,272 shares of common stock. On January 2, 2020, the Company awarded Mr. Fenton 65,789 shares of restricted stock pursuant to the 2015 Director Compensation Plan that vest on January 2, 2021, provided that Mr. Fenton remains a director on such vesting date.
(5)
Mr. Kassan directly owns 236,516 shares of common stock. On January 2, 2020, the Company awarded Mr. Kassan 65,789 shares of restricted stock pursuant to the 2015 Director Compensation Plan that vest on January 2, 2021, provided that Mr. Kassan remains a director on such vesting date.

(6)	On January 2, 2020, the Company awarded Ms. Molland 65,789 shares of restricted stock pursuant to the 2015 Director Compensation Plan that vest on January 2, 2021, provided that Ms. Molland remains a director on such vesting date.
(7)
Mr. Lichtenstein directly owns 3,305,587 shares of common stock. The reported number also includes 60,000 shares of common stock owned directly by SPL, of which Mr. Lichtenstein is the Chief Executive Officer and a control person. Accordingly, by virtue of the Mr. Lichtenstein's relationship with SPL, Mr. Lichtenstein may be deemed to beneficially own the shares of common stock of the Company owned directly by SPL. Mr. Lichtenstein disclaims beneficial ownership of the shares of common stock of the Company owned directly by SPL except to the extent of his pecuniary interest therein. On December 15, 2017, the Company awarded Mr. Lichtenstein restricted stock grants and market performance-based restricted stock grants of which 300,000 shares of restricted stock will vest in their entirety, on the day the price of the Company's common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date, subject to Mr. Lichtenstein's continuous service with the Company from the grant date through the vesting date. For more information, see "ITEM 11. EXECUTIVE COMPENSATION - Director Compensation." On January 2, 2020, the Company awarded Mr. Lichtenstein 65,789 shares of restricted stock pursuant to the 2015 Director Compensation Plan that vest on January 2, 2021, provided that Mr. Lichtenstein remains a director on such vesting date. Mr. Lichtenstein is a member of the Section 13(d) group described in Footnote 3 above. Mr. Lichtenstein disclaims beneficial ownership of the shares of common stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.

(8)	Mr. Wald directly owns 254,761 shares of common stock. On January 2, 2020, the Company awarded Mr. Wald 65,789 shares of restricted stock pursuant to the 2015 Director Compensation Plan that vest on January 2, 2021, provided that Mr. Wald remains a director on such vesting date.
(9)
Mr. Howard directly owns 1,665,850 shares of common stock. On December 15, 2017, the Company awarded Mr. Howard restricted stock grants and market performance-based restricted stock grants of which 150,000 shares of restricted stock will vest in their entirety, on the day the price of the Company's common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date, subject to Mr. Howard's continuous service with the Company from the grant date through the vesting date. For more information, see "ITEM 11. EXECUTIVE COMPENSATION - Director Compensation." On January 2, 2020, the Company awarded Mr. Howard 65,789 shares of restricted stock pursuant to the 2015 Director Compensation Plan that vest on January 2, 2021, provided that Mr. Howard remains a director on such vesting date. Mr. Howard is a member of the Section 13(d) group described in Footnote 3. Mr. Howard disclaims beneficial ownership of the shares of common stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.

(10)
On October 23, 2020, the Company awarded Ms. Simril 31,963 shares of restricted stock (representing a pro-rated annual grant of $100,000) that vest on October 23, 2021, provided that Ms. Simril remains a director on such vesting date.

(11)	On July 1, 2020, the Company awarded Mr. Ashe 400,000 shares of restricted stock pursuant to the Company's 2010 Incentive Plan. Pursuant to the terms of the award, 50% of the restricted stock will vest on the first anniversary of the grant date, and the remaining 50% of which will vest on the second anniversary of the grant date, subject to Mr. Ashe's continuous service with the Company through the vesting date.
(12)
Consists of 6,600,105 shares of common stock held as of November 19, 2020 by all current Executive Officers, which includes Douglas B. Woodworth, Joseph B. Sherk, John Ashe, Fawaz Khalil (100,000 shares of restricted stock) and Warren G. Lichtenstein (who is also a Director), and all Directors. For more information on our Executive Officers, see "ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - Information about our Executive Officers."

Equity Compensation Plan Information
The following table sets forth certain information regarding the Company's equity compensation plans as of July 31, 2020:

	(a)	(b)	(c)
Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,549,134	$0.55	8,734,038(1)(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	1,549,134	$0.55	8,734,038

(1)	Includes:

·	Approximately 87,000 shares available for issuance under the Company's Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

	·	8,646,038 shares available for issuance under the Company's 2020 Incentive Plan.
(2)		No additional grants may be issued under the 2010 Incentive Plan which was replaced by the 2020 Incentive Plan. Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
We describe in this section all reportable related person transactions to which we were or have been party since August 1, 2018. As of November 19, 2020, Steel Holdings and its affiliates, including two of our directors who were members of a Section 13(d) group with these affiliated entities, beneficially owned approximately 54.5% of our outstanding shares of common stock, including shares of Series C Preferred Stock and the SPHG Note (as defined below). For more information, see "ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS." Mr. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Mr. Howard, a member of our Board, is the President and a director of Steel Holdings GP.
SPHG Note Transaction
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note (the "SPHG Note") in the amount of $14.9 million, due 2024, issued to SPHG Holdings (the "SPHG Note Transaction"). The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. As of July 31, 2020, the Company had made interest payments in the amounts of $1.1 million and had $14.9 million aggregate principal amount remained outstanding. The SPHG Note will mature on March 1, 2024, unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.
The SPHG Note is convertible into shares of the Company's common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the SPHG Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a conversion premium of 25% over the volume weighted average price of the Company's common stock for the 20 trading days ending February 27, 2019.
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
Our Board established a special committee (the "Special Committee"), consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction including a transaction with SPHG Holdings. The terms and conditions of the SPHG Note Transaction were determined by the Special Committee to be fair and in the best interests of the Company, and the Special Committee recommended that the Board approve the SPHG Note Transaction and the transactions contemplated thereby. See Note 7, "Debt - 7.50% Convertible Senior Note" to the Consolidated Financial Statements included in Part II of the Original Form 10-K.
Management Services Agreements
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
On June 14, 2019, the Company entered into a new management services agreement (the "2019 Management Services Agreement") with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings, effective as of June 1, 2019. The 2019 Management Services Agreement superseded all prior agreements between the Company and Steel Services, including the 2015 Management Services Agreement. Pursuant to the 2019 Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of a person or people to serve in various positions or functions, and perform duties normally associated with those specific or substantially equivalent positions or functions for the Company, including: legal and environmental health & safety, finance and treasury, human resources, lean, internal audit, mergers and acquisitions, and information technology (the "Services").
The 2019 Management Services Agreement provides that the Company will pay Steel Services a fixed monthly fee of $282,800 in consideration of the Services and will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services. Additionally, Steel Services shall, to the extent legally permissible, earn a reasonable success fee to be mutually agreed upon by the parties for any acquisition, divestiture, or financing transaction completed by the Company during the term of the 2019 Management Services Agreement.
The 2019 Management Services Agreement was renewed for an additional one-year period on December 31, 2019 and will automatically renew for successive one-year periods (each such period, a "Term") unless and until terminated (i) by either party, effective on the last day of the current Term, upon not less than ninety days prior written notice to the other; (ii) by the Company, at any time, on less than 90 days' notice; provided that, in the case of (i) or (ii) the Company pays a termination fee to Steel Services as provided in the Management Services

Agreement, which fee shall equal 125% of the fees due under the 2019 Management Services Agreement from and including the termination date until the 90th day following the date of such termination; (iii) immediately upon the bankruptcy or dissolution of Steel Services; (iv) promptly by the Company upon a material breach of the 2019 Management Services Agreement by Steel Services; or (iv) immediately by the Company for Cause (as defined in the 2019 Management Services Agreement).
A special committee of the Board comprised entirely of independent directors having no affiliation with SP Corporate or its affiliates, approved the entry into the 2015 Management Services Agreement, and the first two amendments to the 2015 Management Services Agreement. The Audit Committee approved the third amendment to the 2015 Management Services Agreement.
In April 2019, the Board authorized a special committee, which consists solely of independent directors not affiliated with Steel Holdings or its affiliates, to review, negotiate, approve or reject transactions between the Company and Steel Holdings or its affiliates. The special committee reviewed, considered and recommended for approval by the Board the 2019 Management Services Agreement, which was subsequently approved by the Board with directors affiliated with Steel Services or its affiliates abstaining. In performing the Services, Steel Services will be subject to the supervision and control of the special committee and will report to the special committee and/or such other person designated by the special committee.
Total expenses incurred related to the 2019 Management Services Agreement for the fiscal year ended July 31, 2020 totaled $3.4 million, and total expenses incurred related to the 2015 Management Services Agreement and the 2019 Management Services Agreement for the fiscal year ended July 31, 2019 totaled $1.8 million. As of July 31, 2020 and 2019, amounts due to Steel Services were $0.8 million and $0.5 million, respectively.
Air Travel
During the twelve months ended July 31, 2020 and 2019, the Company reimbursed SP General Service, LLC for air travel in the amounts of $0.5 million and $0.1 million, respectively, which was primarily related to services provided under the 2015 Management Services Agreement and the 2019 Management Services Agreement with respect to implementing efficiency improvements at IWCO.
Other
ModusLink sold certain idle, excess equipment to a subsidiary of Steel Holdings in June 2019 for $0.1 million.
Director Independence
Board Independence
The Board has determined that each of Jeffrey J. Fenton, Maria U. Molland, Renata Simril and Jeffrey S. Wald, satisfy the criteria for being an "independent director" under the standards of Nasdaq and has no material relationship with the Company other than by virtue of his or her service on the Board. A full list of current Directors is set forth above under "ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE – Information about our Directors."
Committee Independence
The Audit Committee currently consists of Jeffrey J. Fenton, Renata Simril, and Jeffrey S. Wald, as chairman, each of whom is independent as defined in applicable Nasdaq listing standards and Rule 10A-3 under the Exchange Act. The Compensation Committee currently consists of Jeffrey J. Fenton, as chairman, and Maria U. Molland, each of whom is an independent director as determined in accordance with the Compensation Committee charter and applicable Nasdaq rules. The Governance Committee currently consists of Jeffrey S. Wald and Maria U. Molland, as chairwoman, each of whom is independent as defined in applicable Nasdaq listing standards.

Additionally, prior to his passing in December 2019, Mr. Lengyel served on all three committees and was independent as determined in accordance with the applicable charters and SEC and Nasdaq rules.
Controlled Company Status
Steel Holdings and its affiliates, including Messrs. Howard and Lichtenstein, beneficially own as of November 19, 2020 approximately 54.5% of our outstanding shares of common stock, which includes shares of common stock underlying currently convertible Series C Preferred Stock and the SPHG Note.
As a result, we are a "controlled company" within the meaning of Rule 5615(c) of the Nasdaq Listing Rules. Under the Nasdaq rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain Nasdaq corporate governance requirements, including: (i) the requirement that a majority of the Board consist of independent directors; (ii) the requirement that we have director nominees selected or recommended for the Board's selection, either by a majority vote of only the independent directors or by a nomination committee comprised solely of independent directors, with a written charter or Board resolution addressing the nominations process; and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. A majority of our Board is currently independent, and each of our Audit Committee, Compensation Committee and Governance Committee is fully independent and has its own charter. As such, we do not currently rely on any of these exemptions, although we may elect to do so in the future.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services and other services rendered by the Company's independent registered public accounting firm for the fiscal years ended July 31, 2020 and 2019:

Fee Category	Fiscal 2020 Fees	Fiscal 2019 Fees
Audit Fees(1)	$2,105,377	$3,262,453
Audit-Related Fees(2)	16,500	44,940
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$2,121,877	$3,307,393

(1)
Audit Fees. Audit fees for Fiscal 2020 and Fiscal 2019 consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees. Audit-related fees for Fiscal 2020 and Fiscal 2019 consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under "Audit Fees." Those audit-related services for Fiscal 2020 and 2019 include audits of an employee benefit plan.

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm
The Audit Committee's policy is to pre-approve all audit services to be provided by the Company's independent registered public accounting firm or other firms, and all non-audit services to be provided by the Company's independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company's independent registered public accounting firm and management are required to periodically report to the

Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During Fiscal 2020 and Fiscal 2019, all services rendered by BDO USA, LLP to the Company were pre-approved by the Audit Committee.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 3. Exhibits.
The exhibits listed in the Exhibit Index are filed, furnished or incorporated by reference in this report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
24.1	Power of Attorney (included on the signature page of the Original Form 10-K (File No. 001-35319) filed with the SEC on September 30, 2020).
24.2**	Power of Attorney for Renata Simril.
31.3**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.4**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

____________________

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 30, 2020

STEEL CONNECT, INC.

By:	/s/ Douglas B. Woodworth
Douglas B. Woodworth
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

*
Warren G. Lichtenstein	Interim Chief Executive Officer (Principal Executive Officer), Executive Chairman of the Board and Director	November 30, 2020

/s/ Douglas B. Woodworth
Douglas B. Woodworth	Chief Financial Officer (Principal Financial Officer)	November 30, 2020

*
Joseph B. Sherk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	November 30, 2020

*
Jeffrey J. Fenton	Director	November 30, 2020

*
Glen M. Kassan	Vice Chairman and Director	November 30, 2020

*
Maria U. Molland	Director	November 30, 2020

*
Jeffrey S. Wald	Director	November 30, 2020

*
Jack L. Howard	Director	November 30, 2020

*
Renata Simril	Director	November 30, 2020
*By /s/ Douglas B. Woodworth
Douglas B. Woodworth, Attorney-in-fact