Form 10-Q
period 2020-10-31
Steel Connect, Inc.
filed 2020-12-11
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35319
_______________________
Steel Connect, Inc.
(Exact name of registrant as specified in its charter)
_______________________

Delaware (State or other jurisdiction of incorporation or organization)	04-2921333 (I.R.S. Employer Identification No.)

2000 Midway Ln Smyrna, Tennessee (Address of principal executive offices)	37167 (Zip Code)
(914) 461-1276
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

As of December 1, 2020, there were 62,793,969 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31, 2020	July 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$104,522	$75,887
Accounts receivable, trade, net of allowance for doubtful accounts of $54 and $134 at October 31, 2020 and July 31, 2020, respectively	79,898	93,072
Inventories, net	14,829	15,354
Funds held for clients	12,468	18,755
Prepaid expenses and other current assets	24,683	20,475
Total current assets	236,400	223,543
Property and equipment, net	74,871	79,678
Goodwill	257,128	257,128
Other intangible assets, net	128,728	135,263
Operating lease right-of-use assets	52,165	56,140
Other assets	7,065	7,420
Total assets	$756,357	$759,172
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$70,539	$70,002
Accrued expenses	116,994	111,380
Funds held for clients	12,468	18,755
Current portion of long-term debt	5,572	5,527
Current lease obligations	13,960	14,318
Other current liabilities	29,188	29,950
Total current liabilities	248,721	249,932
Convertible note payable	8,346	8,054
Long-term debt, excluding current portion	364,037	365,468
Long-term lease obligations	39,976	43,211
Other long-term liabilities	12,203	8,509
Total long-term liabilities	424,562	425,242
Total liabilities	673,283	675,174
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at October 31, 2020 and July 31, 2020	35,180	35,180
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at October 31, 2020 and July 31, 2020; zero shares issued and outstanding at October 31, 2020 and July 31, 2020	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 62,793,969 issued and outstanding shares at October 31, 2020; 62,787,919 issued and outstanding shares at July 31, 2020	628	628
Additional paid-in capital	7,478,238	7,478,047
Accumulated deficit	(7,437,788)	(7,433,700)
Accumulated other comprehensive income	6,816	3,843
Total stockholders' equity	47,894	48,818
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$756,357	$759,172
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2020	2019
Net revenue:
Products	$105,708	$133,003
Services	64,226	92,150
Total net revenue	169,934	225,153
Cost of revenue	129,466	180,907
Gross profit	40,468	44,246
Operating expenses:
Selling, general and administrative	26,858	22,227
Amortization of intangible assets	6,535	7,277
Total operating expenses	33,393	29,504
Operating income	7,075	14,742
Other income (expense):
Interest income	20	16
Interest expense	(7,823)	(9,169)
Other (losses) gains, net	(2,019)	558
Total other expense	(9,822)	(8,595)
(Loss) income before income taxes	(2,747)	6,147
Income tax expense	804	1,355
Net (loss) income	(3,551)	4,792
Less: Preferred dividends on redeemable preferred stock	(537)	(536)
Net (loss) income attributable to common stockholders	$(4,088)	$4,256

Basic net (loss) earnings per share attributable to common stockholders	$(0.07)	$0.07
Diluted net (loss) earnings per share attributable to common stockholders	$(0.07)	$0.06
Weighted average common shares used in:
Basic (loss) earnings per share	61,893	61,401
Diluted (loss) earnings per share	61,893	86,006
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2020	2019
Net (loss) income	$(3,551)	$4,792
Other comprehensive income (loss):
Foreign currency translation adjustment	2,973	13
Pension liability adjustments, net of tax	—	(2)
Other comprehensive income	2,973	11
Comprehensive (loss) income	$(578)	$4,803
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2020	62,787,919	$628	$7,478,047	$(7,433,700)	$3,843	$48,818
Net loss	—	—	—	(3,551)	—	(3,551)
Preferred dividends	—	—	—	(537)	—	(537)
Issuance of common stock pursuant to employee stock purchase plan	6,982	—	3	—	—	3
Restricted stock forfeitures, net of issuance	(932)	—	—	—	—	—
Share-based compensation	—	—	188	—	—	188
Other comprehensive items	—	—	—	—	2,973	2,973
Balance at October 31, 2020	62,793,969	$628	$7,478,238	$(7,437,788)	$6,816	$47,894
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2019	61,805,856	$618	$7,477,327	$(7,426,287)	$1,034	$52,692
Net income	—	—	—	4,792	—	4,792
Preferred dividends	—	—	—	(536)	—	(536)
Issuance of common stock pursuant to employee stock purchase plan	4,397	—	2	—	—	2
Share-based compensation	—	—	176	—	—	176
Other comprehensive items	—	—	—	—	11	11
Balance at October 31, 2019	61,810,253	$618	$7,477,505	$(7,422,031)	$1,045	$57,137
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,551)	$4,792
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	5,780	5,589
Amortization of intangible assets	6,535	7,277
Amortization of deferred financing costs	148	68
Accretion of debt discount	292	409
Share-based compensation	188	176
Other losses (gains), net	3,622	(558)
Changes in operating assets and liabilities:
Accounts receivable, net	12,839	(1,564)
Inventories, net	514	(2,165)
Prepaid expenses and other current assets	(4,473)	(3,342)
Accounts payable and accrued expenses	6,416	4,625
Refundable and accrued income taxes, net	503	639
Other assets and liabilities	(3,086)	6,464
Net cash provided by operating activities	25,727	22,410
Cash flows from investing activities:
Additions of property and equipment	(1,059)	(4,072)
Net cash used in investing activities	(1,059)	(4,072)
Cash flows from financing activities:
Payments towards revolving lines of credit, net	—	(4,000)
Payment of long-term debt	(1,500)	(1,500)
Payment of preferred dividends	(537)	(536)
Repayments on capital lease obligations	(17)	(33)
Proceeds from issuance of common stock	3	6
Net cash used in financing activities	(2,051)	(6,063)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(269)	41
Net increase in cash, cash equivalents and restricted cash	22,348	12,316
Cash, cash equivalents and restricted cash, beginning of period	94,642	46,064
Cash, cash equivalents and restricted cash, end of period	$116,990	$58,380

Cash and cash equivalents, end of period	$104,522	$41,214
Funds held for clients, end of period	12,468	17,166
Cash, cash equivalents and restricted cash, end of period	$116,990	$58,380
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)NATURE OF OPERATIONS
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
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include current cash and cash equivalents, ModusLink's credit agreement with MidCap Financial Trust ("MidCap"), IWCO's revolving credit facility with Cerberus Business Finance, LLC ("Cerberus"), and cash, if any, provided by operating activities. The Company's expectations regarding its ability to use its existing cash to continue funding its operations are based on assumptions that may prove to be inaccurate, and the Company may require capital resources sooner than currently expected. While the Company believes it will be able to access this additional liquidity based on existing information, the assumptions underlying this belief may also later prove to be inaccurate.
As of October 31, 2020 and July 31, 2020, the Company had cash and cash equivalents of $104.5 million and $75.9 million, respectively. As of October 31, 2020, the Company had a working capital deficit of $12.3 million, which includes accrued pricing liabilities and certain tax related liabilities which the Company believes will not require a cash outlay in the next twelve months. As of October 31, 2020, ModusLink had a readily available borrowing capacity under its revolving credit facility of $1.2 million. As of October 31, 2020, IWCO Direct had $25.0 million available borrowing capacity under its revolving facility. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the remainder of 2020 and beyond. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. The effects of COVID-19 required temporary closures of certain of ModusLink's facilities for short periods of time during the fiscal year ended July 31, 2020. Additionally, although IWCO operated and continues to operate as an essential business, it had reduced operating levels and labor shifts due to lower sales volume during the prior fiscal year. As of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities.

To help mitigate the financial impact of the COVID-19 pandemic, the Company initiated cost reduction actions, including waiver of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and Company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of the current fiscal year. The Company continues its focus on cash management and liquidity, which includes reduction of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and other actions. The Company will evaluate further actions if circumstances warrant.

Currently, the Company anticipates that the impact of the deterioration of the U.S and global economies will most likely continue and may have an adverse impact on the Company's business. However, as the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business for the remainder of calendar 2020 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2020 (Fiscal Year 2020), which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2020. The results for the three months ended October 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the three months ended October 31, 2020, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
During the three months ended October 31, 2019, the Company recorded a $6.4 million adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities. Had this correction been recorded for the fiscal year ended July 31, 2019 (Fiscal Year 2019), the Company's selling, general and administrative expenses and net loss for that period would have been reduced to $137.7 million and $60.3 million, respectively.
(3)RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The amendments in ASU 2018-13 are effective in the first quarter of the Company's fiscal year ending July 31, 2021 (Fiscal Year 2021). The adoption of the accounting standard did not have a material impact on the Company's financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies the disclosure requirements for employers that sponsor defined benefit pension and other post-retirement plans. The amendments in ASU 2018-14 became effective in the first quarter of the Company's Fiscal Year 2021. The adoption of the accounting standard did not have a material impact on the Company's financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (a consensus of the FASB Emerging Issues Task Force) to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in ASU 2018-15 became effective for the Company's first quarter of Fiscal Year 2021. The adoption of the accounting standard did not have a material impact on the Company's consolidated financial statements.
Accounting Standards Issued and Not Yet Implemented

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Loses on Financial Instruments, an ASU that requires measurement and recognition of expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU will be effective for the Company beginning in the first quarter of the fiscal year ending July 31, 2024 on a modified retrospective basis, which requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The new guidance is effective for the Company's first quarter of the fiscal year ending July 31, 2022. The Company does not expect that the adoption of this new guidance will have a material impact on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which is intended to provide temporary optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate, known as LIBOR, or by another reference rate expected to be discontinued. This optional guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements, and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning in our fiscal year ending July 31, 2025, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
(4)INVENTORIES

The table below presents the components of Inventories, net:

	October 31, 2020	July 31, 2020
	(In thousands)
Raw materials	$13,554	$14,216
Work-in-process	337	253
Finished goods	938	885
	$14,829	$15,354
(5)GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill of $257.1 million as of October 31, 2020 relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. The Company has not previously recognized any impairment losses for this reporting unit.

Other intangible assets, net, as of October 31, 2020, include trademarks and tradenames, and customer relationships. The trademarks and tradenames intangible assets are being amortized on a straight-line basis and the customer relationship intangible assets are being amortized on a double-declining basis over their estimated useful lives.

The table below presents information for the Company's intangible assets:

		October 31, 2020			July 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(In thousands)
Customer relationships	15	$192,730	$64,857	$127,873	$192,730	$60,032	$132,698
Trademarks and trade names	3	20,520	19,665	855	20,520	17,955	2,565
Total		$213,250	$84,522	$128,728	$213,250	$77,987	$135,263

The table below presents amortization expense recorded by the Company for other intangible assets:

	Three Months Ended October 31,
	2020	2019
	(In thousands)
Customer relationships	$4,825	$5,567
Trademarks and trade names	1,710	1,710
Total	$6,535	$7,277

As of October 31, 2020, the Company reviewed its goodwill and other intangible assets for indicators of impairment as a result of the continued impact of the COVID-19 pandemic. Although the Company's performance has improved since the beginning of the pandemic, the Company believes that indicators of impairment were present for all these asset classes due to a general deterioration in macroeconomic conditions and a significant decline in the Company's market capitalization.
The Company performed a qualitative assessment of whether it was more likely than not that its goodwill and other intangibles assets were impaired as of October 31, 2020. The Company reviewed its previous forecasts and assumptions based on the Company's current projections, which are subject to various risks and uncertainties associated with forecasted revenues, expenses and cash flows, as well as the duration and extent of impact to our businesses from the COVID-19 pandemic. Based upon that assessment, the Company concluded it was more likely than not that goodwill and other intangible assets were not impaired as of October 31, 2020. It is possible that in future periods decreases in customer demand or volumes or other potential changes in operations may increase the risk that goodwill and other intangible assets, which are only associated with the Direct Marketing segment, may become impaired.
(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	October 31, 2020	July 31, 2020
Accrued Expenses	(In thousands)
Accrued taxes	$62,207	$60,744
Accrued compensation	25,791	25,439
Accrued worker's compensation	3,949	3,949
Accrued audit, tax and legal	2,917	3,399
Accrued contract labor	1,105	981
Accrued interest	2,516	476
Accrued other	18,509	16,392
	$116,994	$111,380

	October 31, 2020	July 31, 2020
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$13,499	$13,499
Customer postage deposits	9,160	8,551
Other	6,529	7,900
	$29,188	$29,950
As of October 31, 2020 and July 31, 2020, the Company had accrued taxes of $62.2 million and $60.7 million, respectively, which reflected the Company's estimate for certain tax related liabilities. As of both October 31, 2020 and July 31, 2020, the Company had accrued pricing liabilities of approximately $13.5 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of October 31, 2020 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.
(7)LEASES
The table below presents the components of the Company's lease expense:

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
	(In thousands)
Operating lease cost	$4,228	$4,816
Short-term lease expense	407	226
Variable lease cost	8	40
Amortization of finance lease assets	—	18
Interest on finance lease liabilities	2	4
	$4,645	$5,104
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,239	$4,372
Operating cash flows from finance leases	$2	$4
Financing cash flows from finance leases	$17	$33
(8)DEBT
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	October 31, 2020	July 31, 2020
	(In thousands)
Secured
Cerberus Term Loan due December 15, 2022	$370,472	$371,972
Unsecured
7.50% Convertible Senior Note due March 1, 2024	14,940	14,940
Credit Facilities
Cerberus Bank Credit Facility	—	—
MidCap Credit Facility	—	—
Less: unamortized discounts and issuance costs	(7,457)	(7,863)
Total debt, net	377,955	379,049
Less: current portion of debt, net	(5,572)	(5,527)
Total long-term debt, net	$372,383	$373,522
7.50% Convertible Senior Note
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). As of October 31, 2020, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of October 31, 2020, the remaining period over which the unamortized discount will be amortized is 40 months. As of October 31, 2020 and July 31, 2020, the net carrying value of the SPHG Note was $8.3 million and $8.1 million, respectively. The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%. The following tables reflect the components of the SPHG Note:

	October 31, 2020	July 31, 2020
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(6,594)	(6,886)
Net carrying amount	$8,346	$8,054

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
	(In thousands)
Interest expense related to contractual interest coupon	$286	$280
Interest expense related to accretion of the discount	292	409
	$578	$689
(9)CONTINGENCIES
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Company's Board of Directors (the "Board"), Warren Lichtenstein, Glen Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Partners Holdings L.P. ("Steel Holdings"), Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. Discovery is proceeding. Based on information currently available, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the lawsuit; therefore, no litigation reserve has been recorded in the Company's condensed consolidated balance sheets. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, continues to deny liability and intends to defend this litigation vigorously.
(10)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended October 31, 2020			Three Months Ended October 31, 2019
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$105,708	$—	$105,708	$133,003	$—	$133,003
Supply chain management services	—	63,787	63,787	—	91,705	91,705
Other	—	439	439	—	445	445
	$105,708	$64,226	$169,934	$133,003	$92,150	$225,153
Timing of Revenue Recognition
Goods transferred over time	$105,708	$—	$105,708	$133,003	$—	$133,003
Services transferred over time	—	64,226	64,226	—	92,150	92,150
	$105,708	$64,226	$169,934	$133,003	$92,150	$225,153
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

The table below presents information for the Company's contract balances:

	October 31, 2020	July 31, 2020
	(In thousands)
Accounts receivable, trade, net	$79,898	$93,072
Contract assets	$18,128	$13,016

Deferred revenue - current	$2,933	$2,860
Deferred revenue - long-term	255	85
Total deferred revenue	$3,188	$2,945
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the three months ended October 31, 2020 and October 31, 2019, were as follows:

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
	(In thousands)
Balance at beginning of period	$2,945	$3,029
Deferral of revenue	1,096	1,216
Recognition of deferred amounts upon satisfaction of performance obligation	(853)	(855)
Balance at end of period	$3,188	$3,390
We expect to recognize approximately $2.9 million of the deferred revenue over the next twelve months and the remaining $0.3 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(11)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2020, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of October 31, 2020 and July 31, 2020, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.8 million and $2.8 million, respectively.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law, which is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals and businesses. The CARES Act contains numerous tax provisions, including temporary changes to the future limitations on interest deductions related to section 163j and deferral of payment of the employer portion of social security taxes through the end of calendar year 2020.
The Company has elected to defer the employer-paid portion of social security taxes, which is expected to provide the Company with approximately $5.2 million of additional liquidity during the current calendar year, with 50% of the deferral due December 31, 2021 and the remaining 50% due December 31, 2022. The Company does not expect the provisions of the CARES Act to have a significant impact on the income tax provision, income tax payable or deferred income tax positions of the Company.
Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of October 31, 2020 and July 31, 2020, the liabilities for interest expense related to uncertain tax positions were $0.4 million and $0.3 million, respectively. The Company has accrued $0.4 million for penalties related to income tax positions. The Company expects $0.3 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2016 through July 31, 2020. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2012 through 2019 tax years remain subject to examination in most locations, while the Company's 2008 through 2019 tax years remain subject to examination in most Asia locations.
(12)(LOSS) EARNINGS PER SHARE
The following table reconciles (loss) earnings per share for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
	2020	2019
	(In thousands, except per share data)
Net (loss) income	$(3,551)	$4,792
Less: Preferred dividends on redeemable preferred stock	(537)	(536)
Net (loss) income attributable to common stockholders	(4,088)	4,256
7.50% Convertible Senior Note	—	592
Redeemable preferred stock	—	536
Net (loss) income attributable to common stockholders after assumed conversions	$(4,088)	$5,384

Weighted average common shares outstanding	61,893	61,401
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible note and convertible preferred stock	—	24,605
Weighted average number of common and potential common shares	61,893	86,006
Basic net (loss) income per share attributable to common stockholders	$(0.07)	$0.07
Diluted net (loss) income per share attributable to common stockholders	$(0.07)	$0.06
Basic net (loss) earnings per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method).

For the three months ended October 31, 2020, approximately 24.3 million common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive. For the three months ended October 31, 2019 approximately 0.3 million were excluded from the denominator in the calculation of diluted net earnings per share as their inclusion would have been antidilutive.
(13)COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2020	$5,025	$(1,182)	$3,843
Foreign currency translation adjustment	2,973	—	2,973
Net current-period other comprehensive income (loss)	2,973	—	2,973
Accumulated other comprehensive income (loss) as of October 31, 2020	$7,998	$(1,182)	$6,816

	Foreign Currency Items	Pension Items	Unrealized Gains on Securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2019	$5,017	$(4,079)	$96	$1,034
Foreign currency translation adjustment	13	—	—	13
Pension liability adjustments	—	(2)	—	(2)
Net current-period other comprehensive income (loss)	13	(2)	—	11
Accumulated other comprehensive income (loss) as of October 31, 2019	$5,030	$(4,081)	$96	$1,045
(14)SEGMENT INFORMATION

The Company has two operating segments which are the same as its reportable segments: Direct Marketing and Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs, which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated. Management evaluates segment performance based on segment net revenue and operating income (loss).

Summarized financial information by operating segment is as follows:

	Three Months Ended October 31,
	2020	2019
	(In thousands)
Net revenue:
Direct Marketing	$105,708	$133,003
Supply Chain	64,226	92,150
	$169,934	$225,153
Operating income:
Direct Marketing	$4,937	$11,203
Supply Chain	5,151	6,510
Total segment operating income	10,088	17,713
Corporate-level activity	(3,013)	(2,971)
Total operating income	7,075	14,742
Total other expense	(9,822)	(8,595)
(Loss) income before income taxes	$(2,747)	$6,147

	October 31, 2020	July 31, 2020
	(In thousands)
Total assets:
Direct Marketing	$590,449	$584,477
Supply Chain	114,386	138,773
Sub-total—segment assets	704,835	723,250
Corporate	51,522	35,922
	$756,357	$759,172
Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Three Months Ended October 31,
	2020	2019
	(In thousands)
Products:
Direct Marketing	$105,708	$133,003
Services:
Supply Chain	64,226	92,150
	$169,934	$225,153

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended October 31,
	2020	2019
	(In thousands)
United States	$121,483	$153,046
China	19,640	39,389
Netherlands	7,795	10,648
Other	21,016	22,070
	$169,934	$225,153
(15)RELATED PARTY TRANSACTIONS
As of October 31, 2020, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners, Ltd., beneficially owned approximately 54.8% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP Inc. ("Steel Holdings GP"), the manager of Steel Holdings. Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into that certain SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note. As of both October 31, 2020 and July 31, 2020, SPHG Holdings held $14.9 million principal amount of the SPHG Note. As of October 31, 2020 and July 31, 2020, the net carrying value of the SPHG Note was $8.3 million and $8.1 million, respectively.
Preferred Stock Transaction
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Series C Convertible Preferred Stock are set forth in the Series C Certificate of Designations, which has been filed with the Secretary of State of the State of Delaware.
Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "2019 Management Services Agreement") with Steel Services Ltd., an indirect wholly-owned subsidiary of Steel Holdings. The 2019 Management Services Agreement was effective as of June 1, 2019. Total expenses incurred related to the 2019 Management Services Agreement for the three months ended October 31, 2020 and 2019 were $0.8 million and $0.9 million, respectively. As of October 31, 2020 and July 31, 2020, amounts due to Steel Services Ltd. were $2.3 million and $0.8 million, respectively.
(16)FAIR VALUE MEASUREMENTS
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of October 31, 2020 and July 31, 2020, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	October 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds	$45,119	$45,119	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,117	$5,117	$—	$—
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
Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, restricted cash and debt, and are reflected in the consolidated financial statements at carrying value. With the exception of the SPHG Note and long-term debt, carrying value approximates fair value for these items due to their short-term nature. The Company believes that the carrying value of the liability component of the SPHG Note and our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets are money market funds. These are valued at quoted market prices in active markets.
(17)SUBSEQUENT EVENT
Steel Holdings Expression of Interest
On November 19, 2020, the Board received a preliminary, non-binding expression of interest (the "Expression of Interest") from Steel Holdings to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates for a combination of cash and Steel Holdings 6% Series A Preferred Units, which would imply a value per share of common stock in the range of $0.65 to $0.72 per share. The Board has established a special committee comprised solely of independent directors (the "Acquisition Proposal Special Committee") authorized to retain independent legal and financial advisors and to review, evaluate, negotiate and approve or disapprove the Expression of Interest, and to explore alternative strategies or transactions. As set forth in the Expression of Interest, the proposed transaction will be subject to the approval of the Acquisition Proposal Special Committee, as well as a non-waivable condition requiring approval of a majority of the shares outstanding of the Company not owned by Steel Holdings and its affiliates and related parties. The Board resolutions establishing the Acquisition Proposal Special Committee expressly provide that the Board will not approve the proposed transaction contemplated by the Expression of Interest or any alternative thereto without a prior favorable recommendation by the Acquisition Proposal Special Committee.
No decision has yet been made with respect to the Company's response to the Expression of Interest or any alternatives thereto. The Board has only received a proposal, which does not constitute an offer or proposal capable of acceptance and may be withdrawn at any time and in any manner. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the Expression of Interest or any other transaction will be approved or completed. The Company is not obligated to disclose any further developments or updates on the progress of the proposed transaction until either the Company enters into a definitive agreement or the Acquisition Proposal Special Committee determines no such transaction will be approved.
Amendment to MidCap Credit Facility
On December 9, 2020, ModusLink entered into a First Amendment to the MidCap credit agreement (“Amendment No. 1”) by and among ModusLink, certain of ModusLink's subsidiaries identified on the signature pages thereto, and MidCap as lender and agent.
Amendment No. 1 amends the MidCap credit agreement to permit special cash dividends to be made on or prior to July 31, 2021 in an aggregate amount not to exceed $50.0 million (the “Special Distributions”). Payment of the Special Distributions will eliminate the availability of the general dividend basket for the fiscal year ending July 31, 2021. In addition, Amendment No. 1 incorporates a new minimum liquidity financial covenant, which requires that the sum of excess availability under the MidCap credit agreement and the amount of qualified cash and cash equivalents of the borrower is not less than $3.0 million until the earlier of July 31, 2021 or the date on which the borrower has either distributed the maximum amount of the Special Distributions or waived the ability to make further Special Distributions. Among other things, Amendment No. 1 also increases the percentage of eligible accounts included in the borrowing base from 50% to 75% and amends the condition for borrowing of revolving loans after the effective date of Amendment No. 1 to require evidence that specified availability (the sum of excess availability and the difference between the borrowing base and the aggregate revolving loan commitments) is not less than $3.0 million prior to giving effect to any such borrowing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this report and the risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on September 30, 2020, and other subsequent reports filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this quarterly report.
Overview
Steel Connect, Inc. (the "Company") is a diversified holding company with two wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO Direct," "IWCO" or "Direct Marketing") and ModusLink Corporation ("ModusLink" or "Supply Chain"), that have market-leading positions in direct marketing and supply chain management, respectively.
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
It is possible that in future periods decreases in customer demand or volumes or other potential changes in operations may increase the risk that goodwill and other intangible assets, which are only associated with the Direct Marketing segment, may become impaired.
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
Historically, a limited number of key clients had accounted for a significant percentage of the Company's revenue. For the three months ended October 31, 2020 and 2019, the Company's ten largest clients accounted for approximately 55% and 52% of consolidated net revenue, respectively. One client from the computing market accounted for 15% of the Company's consolidated net revenue for three months ended October 31, 2020. One client from the computing market accounted for 15% of the Company's consolidated net revenue for the three months ended October 31, 2019. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for the Company's clients, it expects to offset the adverse financial impact such factors may bring about.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and economists expect the impact will be significant during the remainder of 2020 and beyond. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. The effects of COVID-19 required temporary closures of certain of ModusLink's facilities for short periods of time during the fiscal year ended July 31, 2020. Additionally, although IWCO operated and continues to operate as an essential business, it had reduced operating levels and labor shifts due to lower sales volume during the prior fiscal year. As of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities.

To help mitigate the financial impact of the COVID-19 pandemic, the Company initiated cost reduction actions, including waiver of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and Company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of the current fiscal year. The Company continues its focus on cash management and liquidity, which includes reduction of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and other actions. The Company will evaluate further actions if circumstances warrant.

Currently, the Company anticipates that the impact of the deterioration of the U.S and global economies will most likely continue and may have an adverse impact on the Company's business. However, as the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business for the remainder of calendar 2020 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.

Recent Developments

Non-binding Expression of Interest

On November 19, 2020, the Company's Board of Directors (the "Board") received a preliminary, non-binding expression of interest (the "Expression of Interest") from Steel Partners Holdings L.P. ("Steel Holdings") to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates for a combination of cash and Steel Holdings 6% Series A Preferred Units, which would imply a value per share of common stock in the range of $0.65 to $0.72 per share. The Expression of Interest was filed as an exhibit to a Schedule 13D/A filed with the SEC by Steel Holdings and certain of its affiliates on November 19, 2020. The Board has established a special committee comprised solely of independent directors (the "Acquisition Proposal Special Committee") authorized to retain independent legal and financial advisors and to review, evaluate, negotiate and approve or disapprove the Expression of Interest, and to explore alternative strategies or transactions. As set forth in the Expression of Interest, the proposed transaction will be subject to the approval of the Acquisition Proposal Special Committee, as well as a non-waivable condition requiring approval of a majority of the shares outstanding of the Company not owned by Steel Holdings and its affiliates and related parties. The Board resolutions establishing the Acquisition Proposal Special Committee expressly provide that the Board will not approve the proposed transaction contemplated by the Expression of Interest or any alternative thereto without a prior favorable recommendation by the Acquisition Proposal Special Committee.

No decision has yet been made with respect to the Company's response to the Expression of Interest or any alternatives thereto. The Board cautions that it has only received a proposal, which does not constitute an offer or proposal capable of acceptance and may be withdrawn at any time and in any manner. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the Expression of Interest or any other transaction will be approved or completed. The Company is not obligated to disclose any further developments or updates on the progress of the proposed transaction until either the Company enters into a definitive agreement or the Acquisition Proposal Special Committee determines no such transaction will be approved.
MidCap Credit Facility
On December 9, 2020, ModusLink entered into a First Amendment (“Amendment No. 1”) to its credit agreement with MidCap Financial Trust ("MidCap") by and among ModusLink, certain of ModusLink's subsidiaries identified on the signature pages thereto, and MidCap as lender and agent.
Amendment No. 1 amends the MidCap credit agreement to permit special cash dividends to be made on or prior to July 31, 2021 in an aggregate amount not to exceed $50.0 million (the “Special Distributions”). Payment of the Special Distributions will eliminate the availability of the general dividend basket for the fiscal year ending July 31, 2021. In addition, Amendment No. 1 incorporates a new minimum liquidity financial covenant, which requires that the sum of excess availability under the MidCap credit agreement and the amount of qualified cash and cash equivalents of the borrower is not less than $3.0 million until the earlier of July 31, 2021 or the date on which the borrower has either distributed the maximum amount of the Special Distributions or waived the ability to make further Special Distributions. Among other things, Amendment No. 1 also increases the percentage of eligible accounts included in the borrowing base from 50% to 75% and amends the condition for borrowing of revolving loans after the effective date of Amendment No. 1 to require evidence that specified availability (the sum of excess availability and the difference between the borrowing base and the aggregate revolving loan commitments) is not less than $3.0 million prior to giving effect to any such borrowing.
Basis of Presentation

The Company has two operating segments which are the same as its reportable segments: Direct Marketing and Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs, which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated.
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
Results of Operations
Three months ended October 31, 2020 compared to the three months ended October 31, 2019

Net Revenue:

	Three Months Ended October 31, 2020	As a % of Total Net Revenue	Three Months Ended October 31, 2019	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$105,708	62.2%	$133,003	59.1%	$(27,295)	(20.5)%
Supply Chain	64,226	37.8%	92,150	40.9%	(27,924)	(30.3)%
Total	$169,934	100.0%	$225,153	100.0%	$(55,219)	(24.5)%
Net revenue decreased by approximately $55.2 million during the three months ended October 31, 2020, as compared to the same period in the prior year. During the three months ended October 31, 2020, net revenue for the Direct Marketing segment decreased by approximately $27.3 million primarily driven by lower volume due to the COVID-19 pandemic, partially offset by a higher average price per package mailed. Within the Direct Marketing segment, the decrease in net revenue was primarily associated with customers in the financial, MSO and insurance industries. Within the Supply Chain segment, net revenues decreased by approximately $27.9 million. This decrease in net revenue was primarily driven by: (1) lower volume associated with clients exiting in the computing and consumer electronics markets and (2) lower volume with the Company's largest client in the computing market, which is expected to shift later in the current fiscal year. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended October 31, 2020, as compared to the same period in the prior year.

Cost of Revenue:

	Three Months Ended October 31, 2020	As a % of Segment Net Revenue	Three Months Ended October 31, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$81,192	76.8%	$104,590	78.6%	$(23,398)	(22.4)%
Supply Chain	48,274	75.2%	76,317	82.8%	(28,043)	(36.7)%
Total	$129,466	76.2%	$180,907	80.3%	$(51,441)	(28.4)%
Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of direct marketing and supply chain management services, as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended October 31, 2020 included materials procured on behalf of our supply chain clients of $30.4 million, as compared to $52.9 million for the same period in the prior year, a decrease of $22.5 million. Total cost of revenue decreased by $51.4 million for the three months ended October 31, 2020, as compared to the same period in the prior year, primarily due to decreased material and labor costs. Gross margin percentage for the current quarter increased to 23.8%, as compared to 19.7% in the prior year quarter, primarily due to customer mix, our focus on customer rationalization to improve profitability, as well as cost reduction initiatives in both segments to offset the impact of COVID-19.
The Direct Marketing segment's gross margin percentage increased by 180 basis points to 23.2% for the three months ended October 31, 2020, as compared to 21.4% for the same period in the prior year, primarily due to favorable changes in customer mix, lower employee related costs and the Company's aggressive measures to manage labor and reduce discretionary spend as a result of the COVID-19 pandemic. The Supply Chain segment's gross margin percentage increased by 760 basis points to 24.8% for the three months ended October 31, 2020, as compared to 17.2% for the same period in the prior year, primarily due to improved customer mix and decreased labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended October 31, 2020.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2020	As a % of Segment Net Revenue	Three Months Ended October 31, 2019	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$13,044	12.3%	$9,933	7.5%	$3,111	31.3%
Supply Chain	10,801	16.8%	9,323	10.1%	1,478	15.9%
Sub-total	23,845	14.0%	19,256	8.6%	4,589	23.8%
Corporate-level activity	3,013		2,971		42	1.4%
Total	$26,858	15.8%	$22,227	9.9%	$4,631	20.8%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended October 31, 2020 increased by approximately $4.6 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Direct Marketing segment increased as compared to the same period in the prior year, primarily due to an increase in accrued taxes, partially offset by a decrease in employee related costs, sales and marketing, and other expenses as a result of the COVID-19 pandemic. Selling, general and administrative expenses for the Supply Chain segment increased primarily due to restructuring costs, primarily associated with the sales and marketing functions. Corporate-level activity remained relatively flat, as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended October 31, 2020.
Amortization of Intangible Assets:
The intangible asset amortization expense of $6.5 million and $7.3 million, during the three months ended October 31, 2020 and 2019, respectively, relates to trademarks, tradenames and customer relationships acquired by the Company in connection with its acquisition of IWCO. The decrease is due to lower amortization expense with respect to the customer relationship intangible assets. The customer relationship intangible assets are amortized using an accelerated method, which reflects the pattern in which we receive the economic benefit of the asset.
Interest Expense:
During the three months ended October 31, 2020 and 2019, interest expense totaled approximately $7.8 million and $9.2 million. The lower interest expense is primarily due to lower variable interest rates on outstanding debt.
Other (Losses) Gains, Net:
Other (losses) gains, net are primarily composed of foreign exchange gains and losses. The Company recorded $1.7 million of foreign exchange losses during the three months ended October 31, 2020, as compared to $0.5 million of foreign exchange gains in the same period in the prior year.
Income Tax Expense:
During the three months ended October 31, 2020, the Company recorded income tax expense of approximately $0.8 million, as compared to income tax expense of $1.4 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of October 31, 2020, the Company's primary source of liquidity consisted of cash and cash equivalents of $104.5 million, which include balances held in certain foreign jurisdictions. Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017, there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.
As October 31, 2020, we had $25.0 million and $1.2 million of borrowing capacity available under our Direct Marketing and Supply Chain credit facilities, respectively. There were no outstanding borrowings under either credit facility as of October 31, 2020. The Company was in compliance with all financial covenants in its credit facilities and other debt agreements as of October 31, 2020.
Cash Flows Information
Consolidated working capital deficit was $12.3 million as of October 31, 2020, as compared to $26.4 million at July 31, 2020. Included in the working capital deficit were cash and cash equivalents of $104.5 million as of October 31, 2020 and $75.9 million at July 31, 2020. The decrease in the working capital deficit was primarily driven by higher cash and cash equivalents, partially offset by lower accounts receivable and higher accrued expenses.
Net cash provided by operating activities was $25.7 million for the three months ended October 31, 2020, as compared to net cash provided by operating activities of $22.4 million for the three months ended October 31, 2019. The $3.3 million increase in net cash provided by operating activities, as compared to the same period in the prior year, was primarily due to the timing of accounts receivable collections and higher accrued expenses.
The Company's cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, the market for outsourcing services, overall performance of the technology sector impacting the Supply Chain segment and the strength of the Direct Marketing segment.
Investing activities used cash of $1.1 million and $4.1 million during the three months ended October 31, 2020 and 2019, respectively, primarily related to capital expenditures. The decrease in capital expenditures during the three months ended October 31, 2020, as compared to the same period in the prior year, is primarily due to reduced spending as the result of the COVID-19 pandemic.
Financing activities used cash of $2.1 million and $6.1 million during the three months ended October 31, 2020 and 2019, respectively. The $2.1 million of cash used in financing activities during the three months ended October 31, 2020 was primarily due to $1.5 million in payments of long-term debt and $0.5 million in payment of preferred dividends. The $6.1 million of cash used in financing activities during the three months ended October 31, 2019 was primarily comprised of $4.0 million in net payments towards Direct Marketing's revolving credit facility with Cerberus Business Finance, LLC, $1.5 million in payments of long-term debt and $0.5 million in payment of preferred dividends.
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
Critical Accounting Policies Update
During the three months ended October 31, 2020, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

The Company's Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

As of October 31, 2020, the Company reviewed its goodwill and other intangible assets for indicators of impairment as a result of the impact of the COVID-19 pandemic. Although the Company’s performance has improved since the beginning as of the pandemic, the Company believes that indicators of impairment were present for all these asset classes due to a general deterioration in macroeconomic conditions and a significant decline in the Company's market capitalization.

The Company performed a qualitative assessment of whether it was more likely than not that its goodwill and other intangibles assets were impaired as of October 31, 2020. The Company reviewed its previous forecasts and assumptions based on the Company's current projections, that are subject to various risks and uncertainties associated with forecasted revenues, expenses and cash flows, as well as the duration and extent of impact to our businesses from the COVID-19 pandemic. Based upon that assessment, the Company concluded it was more likely than not that goodwill and other intangible assets were not impaired as of October 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of July 31, 2020 and October 31, 2020.
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
There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth under Note 9 - "Contingencies" to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Item 1A. Risk Factors.
In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, see "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2020. There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, except as set forth below:
There can be no assurance that the proposed transaction between us and Steel Holdings will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed by Steel Holdings.
On November 19, 2020, the Company's Board received a preliminary, non-binding expression of interest from Steel Holdings to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates for a combination of cash and Steel Holdings 6% Series A Preferred Units, which would imply a value per share of common stock in the range of $0.65 to $0.72 per share.
The transaction, as proposed, is subject to negotiation. Any definitive agreement with respect to such transaction is subject to approval by the board of directors of Steel Holdings, the Board and shareholder approvals. Such definitive agreement would be expected to contain customary closing conditions, including standard regulatory notifications and approvals.
As a result, we cannot predict whether the terms of such transaction will be agreed upon by Steel Holdings and the Board's special committee for recommendation to their respective boards of directors, for approval of the transaction or whether any such transactions would be approved by the requisite votes of our shareholders.
We also cannot predict the timing, final structure or other terms of any potential transaction, and the terms of any such transaction may differ materially from those originally proposed by Steel Holdings. The pendency of any such proposed transaction may have had, and may continue to have, an adverse impact on the market price of our common stock. In addition, we expect to incur a number of non-recurring transaction-related costs associated with negotiating the proposed transaction.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Note applicable.
Item 5. Other Information.
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to "Item 1.01 Entry into a Material Definitive Agreement" and "Item 2.03 Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant" of Form 8-K. On December 9, 2020, the ModusLink entered into a First Amendment to the MidCap credit agreement by and among ModusLink, certain of ModusLink's subsidiaries identified on the signature pages thereto, and MidCap as lender and agent. For a description of that amendment, please see “Note 17 - Subsequent Events - Amendment to MidCap Credit Facility" above, which is incorporated herein by reference. The description of such amendment is qualified in its entirety by reference to the amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated into this "Item 5. Other Information" by reference.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	First Amendment to Credit and Security Agreement dated as of December 9, 2020.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended October 31, 2020 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2020 and July 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 2020 and 2019, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended October 31, 2020 and 2019, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended October 31, 2020 and 2019, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2020 and 2019 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: December 11, 2020	By:	/S/ DOUGLAS B. WOODWORTH
Douglas B. Woodworth
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)