Form 10-Q
period 2021-01-31
Steel Connect, Inc.
filed 2021-03-10
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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
(Former name, former address and former fiscal year, if changed since last report)
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	STCN	Nasdaq Capital Market
Rights to Purchase Series D Junior Participating Preferred Stock	--	Nasdaq Capital Market
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

As of March 1, 2021, there were 63,000,314 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31, 2021	July 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$87,649	$75,887
Accounts receivable, trade, net of allowance for doubtful accounts of $49 and $134 at January 31, 2021 and July 31, 2020, respectively	86,455	93,072
Inventories, net	13,942	15,354
Funds held for clients	6,604	18,755
Prepaid expenses and other current assets	24,680	20,475
Total current assets	219,330	223,543
Property and equipment, net	70,684	79,678
Goodwill	257,128	257,128
Other intangible assets, net	123,369	135,263
Operating lease right-of-use assets	48,903	56,140
Other assets	6,482	7,420
Total assets	$725,896	$759,172
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$56,779	$70,002
Accrued expenses	111,251	111,380
Funds held for clients	6,604	18,755
Current portion of long-term debt	5,582	5,527
Current lease obligations	13,246	14,318
Other current liabilities	29,843	29,950
Total current liabilities	223,305	249,932
Convertible note payable	8,659	8,054
Long-term debt, excluding current portion	362,638	365,468
Long-term lease obligations	37,181	43,211
Other long-term liabilities	11,186	8,509
Total long-term liabilities	419,664	425,242
Total liabilities	642,969	675,174
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at January 31, 2021 and July 31, 2020	35,180	35,180
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at January 31, 2021 and July 31, 2020; zero shares issued and outstanding at January 31, 2021 and July 31, 2020	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 63,000,314 issued and outstanding shares at January 31, 2021; 62,787,919 issued and outstanding shares at July 31, 2020	630	628
Additional paid-in capital	7,478,395	7,478,047
Accumulated deficit	(7,440,514)	(7,433,700)
Accumulated other comprehensive income	9,236	3,843
Total stockholders' equity	47,747	48,818
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$725,896	$759,172
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net revenue:
Products	$91,155	$123,117	$196,863	$256,120
Services	64,892	92,335	129,118	184,485
Total net revenue	156,047	215,452	325,981	440,605
Cost of revenue:
Products	68,740	94,630	149,932	199,220
Services	51,457	75,573	99,731	151,890
Total cost of revenue	120,197	170,203	249,663	351,110
Gross profit	35,850	45,249	76,318	89,495
Operating expenses:
Selling, general and administrative	21,810	31,165	48,668	53,392
Amortization of intangible assets	5,359	6,911	11,894	14,188
Total operating expenses	27,169	38,076	60,562	67,580
Operating income	8,681	7,173	15,756	21,915
Other income (expense):
Interest income	—	14	20	30
Interest expense	(7,825)	(8,733)	(15,648)	(17,902)
Other losses, net	(2,161)	(823)	(4,180)	(265)
Total other expense	(9,986)	(9,542)	(19,808)	(18,137)
(Loss) income before income taxes	(1,305)	(2,369)	(4,052)	3,778
Income tax expense	891	1,188	1,695	2,543
Net (loss) income	(2,196)	(3,557)	(5,747)	1,235
Less: Preferred dividends on redeemable preferred stock	(530)	(531)	(1,067)	(1,067)
Net (loss) income attributable to common stockholders	$(2,726)	$(4,088)	$(6,814)	$168

Basic net (loss) earnings per share attributable to common stockholders	$(0.04)	$(0.07)	$(0.11)	$0.00
Diluted net (loss) earnings per share attributable to common stockholders	$(0.04)	$(0.07)	$(0.11)	$0.00
Weighted average common shares used in:
Basic (loss) earnings per share	62,028	61,538	61,961	61,469
Diluted (loss) earnings per share	62,028	61,538	61,961	61,482
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net (loss) income	$(2,196)	$(3,557)	$(5,747)	$1,235
Other comprehensive income (loss):
Foreign currency translation adjustment	2,420	664	5,393	677
Net unrealized holding loss on securities, net of tax	—	(96)	—	(96)
Pension liability adjustments, net of tax	—	—	—	(2)
Other comprehensive income	2,420	568	5,393	579
Comprehensive income (loss)	$224	$(2,989)	$(354)	$1,814
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at October 31, 2020	62,793,969	$628	$7,478,238	$(7,437,788)	$6,816	$47,894
Net loss	—	—	—	(2,196)	—	(2,196)
Preferred dividends	—	—	—	(530)	—	(530)
Issuance of common stock pursuant to employee stock purchase plan	1,448	—	1	—	—	1
Restricted stock grants	204,897	2	(2)	—	—	—
Share-based compensation	—	—	158	—	—	158
Other comprehensive items	—	—	—	—	2,420	2,420
Balance at January 31, 2021	63,000,314	$630	$7,478,395	$(7,440,514)	$9,236	$47,747
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at October 31, 2019	61,810,253	$618	$7,477,505	$(7,422,031)	$1,045	$57,137
Net loss	—	—	—	(3,557)	—	(3,557)
Preferred dividends	—	—	—	(531)	—	(531)
Issuance of common stock pursuant to employee stock purchase plan	4,782	—	2	—	—	2
Restricted stock grants	560,523	6	(6)	—	—	—
Share-based compensation	—	—	196	—	—	196
Other comprehensive items	—	—	—	—	568	568
Balance at January 31, 2020	62,375,558	$624	$7,477,697	$(7,426,119)	$1,613	$53,815
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2020	62,787,919	$628	$7,478,047	$(7,433,700)	$3,843	$48,818
Net loss	—	—	—	(5,747)	—	(5,747)
Preferred dividends	—	—	—	(1,067)	—	(1,067)
Issuance of common stock pursuant to employee stock purchase plan	8,430	—	4	—	—	4
Restricted stock grants	236,860	2	(2)	—	—	—
Restricted stock forfeitures	(32,895)	—	—	—	—	—
Share-based compensation	—	—	346	—	—	346
Other comprehensive items	—	—	—	—	5,393	5,393
Balance at January 31, 2021	63,000,314	$630	$7,478,395	$(7,440,514)	$9,236	$47,747

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2019	61,805,856	$618	$7,477,327	$(7,426,287)	$1,034	$52,692
Net income	—	—	—	1,235	—	1,235
Preferred dividends	—	—	—	(1,067)	—	(1,067)
Issuance of common stock pursuant to employee stock purchase plan	9,179	—	4	—	—	4
Restricted stock grants	560,523	6	(6)	—	—	—
Share-based compensation	—	—	372	—	—	372
Other comprehensive items	—	—	—	—	579	579
Balance at January 31, 2020	62,375,558	$624	$7,477,697	$(7,426,119)	$1,613	$53,815
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(5,747)	$1,235
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation	11,117	11,374
Amortization of intangible assets	11,894	14,188
Amortization of deferred financing costs	260	146
Accretion of debt discount	605	830
Share-based compensation	346	372
Other losses, net	5,795	265
Changes in operating assets and liabilities:
Accounts receivable, net	7,143	(6,157)
Inventories, net	1,658	(606)
Prepaid expenses and other current assets	(4,195)	(3,258)
Accounts payable and accrued expenses	(15,756)	(2,712)
Refundable and accrued income taxes, net	225	55
Other assets and liabilities	(8,159)	(859)
Net cash provided by operating activities	5,186	14,873
Cash flows from investing activities:
Additions of property and equipment	(2,160)	(10,370)
Proceeds from the disposition of property and equipment	—	23
Proceeds from the sale of available-for-sale securities	—	163
Net cash used in investing activities	(2,160)	(10,184)
Cash flows from financing activities:
Long-term debt repayments	(3,000)	(3,000)
Preferred dividend payments	(1,067)	(1,077)
Payment of debt financing costs	—	(414)
Repayments on capital lease obligations	(35)	(79)
Proceeds from issuance of common stock	4	12
Net cash used in financing activities	(4,098)	(4,558)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	683	(21)
Net (decrease) increase in cash, cash equivalents and restricted cash	(389)	110
Cash, cash equivalents and restricted cash, beginning of period	94,642	46,064
Cash, cash equivalents and restricted cash, end of period	$94,253	$46,174

Cash and cash equivalents, end of period	$87,649	$30,197
Funds held for clients, end of period	6,604	15,977
Cash, cash equivalents and restricted cash, end of period	$94,253	$46,174
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
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include current cash and cash equivalents, ModusLink's credit agreement with MidCap Financial Trust ("MidCap"), IWCO's revolving credit facility with Cerberus Business Finance, LLC ("Cerberus"), and cash, if any, provided by operating activities. The Company's expectations regarding its ability to use its existing cash and available credit facilities to continue funding its operations are based on assumptions that may prove to be inaccurate, and the Company may require capital resources sooner than currently expected. While the Company believes it will be able to access this additional liquidity based on existing information, the assumptions underlying this belief may also later prove to be inaccurate.
As of January 31, 2021 and July 31, 2020, the Company had cash and cash equivalents of $87.6 million and $75.9 million, respectively. As of January 31, 2021, the Company had a working capital deficit of $4.0 million, which includes accrued pricing liabilities and certain tax related liabilities which the Company believes will not require a cash outlay in the next twelve months. As of January 31, 2021, IWCO Direct had $25.0 million available borrowing capacity under its revolving facility. As of January 31, 2021, ModusLink had a readily available borrowing capacity under its revolving credit facility of $8.8 million. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic. The spread of the outbreak caused significant disruptions in certain sectors of the U.S. and global economies during 2020, and many economists expect the impact will be significant during the remainder of calendar 2021. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. The effects of COVID-19 required temporary closures of certain of ModusLink's facilities for short periods of time during the fiscal year ended July 31, 2020. Additionally, although IWCO operated and continues to operate as an essential business, it has reduced operating levels and labor shifts due to lower sales volume during the current and prior fiscal year. As of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities.

To help mitigate the financial impact of the COVID-19 pandemic, the Company initiated cost reduction actions, including waiver of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and Company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of the current fiscal year, and the majority of salary reductions were repaid prior to the quarter ended January 31, 2021. The Company continues to focus on cash management and liquidity, which includes reduction of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and other actions. The Company will evaluate further actions if circumstances warrant.

As the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business for the remainder of calendar 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.

Steel Holdings Expression of Interest

On November 19, 2020, the Company's Board of Directors (the "Board") received a preliminary, non-binding expression of interest (the "Expression of Interest") from Steel Partners Holdings L.P. ("Steel Holdings") to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates for a combination of cash and Steel Holdings 6% Series A Preferred Units, which would imply a value per share of common stock in the range of $0.65 to $0.72 per share. The Board has established a special committee comprised solely of independent directors (the "Acquisition Proposal Special Committee") authorized to retain independent legal and financial advisors and to review, evaluate, negotiate and approve or disapprove the Expression of Interest, and to explore alternative strategies or transactions. The Acquisition Proposal Special Committee announced on January 11, 2021 that it had retained financial advisors and legal counsel. As set forth in the Expression of Interest, the proposed transaction will be subject to the approval of the Acquisition Proposal Special Committee, as well as a non-waivable condition requiring approval of a majority of the shares outstanding of the Company not owned by Steel Holdings and its affiliates and related parties. The Board resolutions establishing the Acquisition Proposal Special Committee expressly provide that the Board will not approve the proposed transaction contemplated by the Expression of Interest or any alternative thereto without a prior favorable recommendation by the Acquisition Proposal Special Committee.

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
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2020 (Fiscal Year 2020), which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2020. The results for the six months ended January 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the six months ended January 31, 2021, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
During the three months ended October 31, 2019, the Company recorded an adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities, resulting in a $6.4 million reduction in selling, general and administrative expenses.

(3)RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The amendments in ASU 2018-13 were effective in the first quarter of the Company's fiscal year ending July 31, 2021 (Fiscal Year 2021). The adoption of the accounting standard did not have a material impact on the Company's financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning in our fiscal year ending July 31, 2025, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
(4)INVENTORIES

The table below presents the components of Inventories, net:

	January 31, 2021	July 31, 2020
	(In thousands)
Raw materials	$12,816	$14,216
Work-in-process	277	253
Finished goods	849	885
	$13,942	$15,354
(5)GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill of $257.1 million as of January 31, 2021 relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. The Company has not previously recognized any impairment losses for this reporting unit.
Other intangible assets, net, as of January 31, 2021, include trademarks and tradenames, and customer relationships. The trademarks and tradenames intangible assets, which were fully amortized as of January 31, 2021, were being amortized on a straight-line basis and the customer relationship intangible assets are amortized using an accelerated method, which reflects the pattern in which the Company receives the economic benefit of the asset.
The table below presents information for the Company's intangible assets:

		January 31, 2021			July 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(In thousands)
Customer relationships	15	$192,730	$69,361	$123,369	$192,730	$60,032	$132,698
Trademarks and trade names	3	20,520	20,520	—	20,520	17,955	2,565
Total		$213,250	$89,881	$123,369	$213,250	$77,987	$135,263

The table below presents amortization expense recorded by the Company for other intangible assets:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(In thousands)
Customer relationships	$4,504	$5,197	$9,329	$10,764
Trademarks and trade names	855	1,714	2,565	3,424
Total	$5,359	$6,911	$11,894	$14,188

In December 2020, a significant customer informed IWCO of its plan to transition the majority of its direct marketing services. This customer represents approximately 7.2% and 8.6% of IWCO's revenue for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively. As a result, the Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of January 31, 2021, and the Company determined goodwill and other long-lived assets were not impaired. The fair value of the Direct Marketing reporting unit was 6% higher than its carrying value as of January 31, 2021.

The fair value was calculated using a discounted cash flow model (a form of the income approach) using the Company's current projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the duration and expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on current economic climates, recent operating results and planned business strategies. These estimates could be negatively affected by changes in regulations, further economic downturns, decreased customer demand for IWCO's services, increased customer attrition or an inability to execute IWCO's business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met, the Company may have to record impairment charges in future periods.
(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	January 31, 2021	July 31, 2020
Accrued Expenses	(In thousands)
Accrued taxes	$63,521	$60,744
Accrued compensation	22,375	25,439
Accrued worker's compensation	2,539	3,949
Accrued audit, tax and legal	3,290	3,399
Accrued contract labor	1,395	981
Accrued interest	476	476
Accrued other	17,655	16,392
	$111,251	$111,380

	January 31, 2021	July 31, 2020
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$13,499	$13,499
Customer postage deposits	8,278	8,551
Other	8,066	7,900
	$29,843	$29,950
As of January 31, 2021 and July 31, 2020, the Company had accrued taxes of $63.5 million and $60.7 million, respectively, which reflected the Company's estimate for certain tax related liabilities. As of both January 31, 2021 and July 31, 2020, the Company had accrued pricing liabilities of approximately $13.5 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of January 31, 2021 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.
(7)LEASES
The table below presents the components of the Company's lease expense:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(In thousands)
Operating lease cost	$4,131	$4,816	$8,359	$9,632
Short-term lease expense	533	226	940	452
Variable lease cost	11	6	19	46
Amortization of finance lease assets	—	18	—	36
Interest on finance lease liabilities	1	4	3	8
	$4,676	$5,070	$9,321	$10,174
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Six Months Ended January 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$8,377	$8,769
Operating cash flows from finance leases	$3	$5
Financing cash flows from finance leases	$35	$79
(8)DEBT
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	January 31, 2021	July 31, 2020
	(In thousands)
Secured
Cerberus Term Loan due December 15, 2022	$368,972	$371,972
Unsecured
7.50% Convertible Senior Note due March 1, 2024	14,940	14,940
Credit Facilities
Cerberus Bank Credit Facility	—	—
MidCap Credit Facility	—	—
Less: unamortized discounts and issuance costs	(7,033)	(7,863)
Total debt, net	376,879	379,049
Less: current portion of debt, net	(5,582)	(5,527)
Total long-term debt, net	$371,297	$373,522
7.50% Convertible Senior Note
On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of January 31, 2021, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of January 31, 2021, the remaining period over which the unamortized discount will be amortized is 37 months. As of January 31, 2021 and July 31, 2020, the net carrying value of the SPHG Note was $8.7 million and $8.1 million, respectively. The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%. The following tables reflect the components of the SPHG Note:

			January 31, 2021	July 31, 2020
			(In thousands)
Carrying amount of equity component			$8,200	$8,200

Principal amount of note			$14,940	$14,940
Unamortized debt discount			(6,281)	(6,886)
Net carrying amount			$8,659	$8,054

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(In thousands)
Interest expense related to contractual interest coupon	$287	$280	$573	$560
Interest expense related to accretion of the discount	313	421	605	830
	$600	$701	$1,178	$1,390
Amendment to MidCap Credit Facility
On December 9, 2020, ModusLink entered into a First Amendment to the MidCap credit agreement ("Amendment No. 1") by and among ModusLink, certain of ModusLink's subsidiaries identified on the signature pages thereto, and MidCap as lender and agent.
Amendment No. 1 amends the MidCap credit agreement to permit special cash dividends to be made on or prior to July 31, 2021 in an aggregate amount not to exceed $50.0 million (the "Special Distributions") to Steel Connect, Inc., its parent. Payment of the Special Distributions will eliminate the availability of the general dividend basket for the fiscal year ending July 31, 2021. Special Distributions totaling $40.0 million were made to Steel Connect, Inc. during the quarter ended January 31, 2021. In addition, Amendment No. 1 incorporates a new minimum liquidity financial covenant, which requires that the sum of excess availability under the MidCap credit agreement and the amount of qualified cash and cash equivalents of the borrower is not less than $3.0 million until the earlier of July 31, 2021 or the date on which the borrower has either distributed the maximum amount of the Special Distributions or waived the ability to make further Special Distributions. Among other things, Amendment No. 1 also increases the percentage of eligible accounts included in the borrowing base from 50% to 75% and amends the condition for borrowing of revolving loans after the effective date of Amendment No. 1 to require evidence that specified availability (the sum of excess availability and the difference between the borrowing base and the aggregate revolving loan commitments) is not less than $3.0 million prior to giving effect to any such borrowing.
(9)CONTINGENCIES
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. Discovery is proceeding, and trial dates have been set for this matter to begin in February 2022. Based on information currently available, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the lawsuit; therefore, no litigation reserve has been recorded in the Company's condensed consolidated balance sheets. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, continues to deny liability and intends to defend this litigation vigorously.
(10)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended January 31, 2021			Three Months Ended January 31, 2020
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$91,155	$—	$91,155	$123,117	$—	$123,117
Supply chain management services	—	64,342	64,342	—	91,911	91,911
Other	—	550	550	—	424	424
	$91,155	$64,892	$156,047	$123,117	$92,335	$215,452
Timing of Revenue Recognition
Goods transferred over time	$91,155	$—	$91,155	$123,117	$—	$123,117
Services transferred over time	—	64,892	64,892	—	92,335	92,335
	$91,155	$64,892	$156,047	$123,117	$92,335	$215,452

	Six Months Ended January 31, 2021			Six Months Ended January 31, 2020
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$196,863	$—	$196,863	$256,120	$—	$256,120
Supply chain management services	—	128,129	128,129	—	183,616	183,616
Other	—	989	989	—	869	869
	$196,863	$129,118	$325,981	$256,120	$184,485	$440,605
Timing of Revenue Recognition
Goods transferred over time	$196,863	$—	$196,863	$256,120	$—	$256,120
Services transferred over time	—	129,118	129,118	—	184,485	184,485
	$196,863	$129,118	$325,981	$256,120	$184,485	$440,605
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
•Contract asset when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company's contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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

The table below presents information for the Company's contract balances:

	January 31, 2021	July 31, 2020
	(In thousands)
Accounts receivable, trade, net	$86,455	$93,072
Contract assets	$16,589	$13,016

Deferred revenue - current	$5,292	$2,860
Deferred revenue - long-term	202	85
Total deferred revenue	$5,494	$2,945
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the six months ended January 31, 2021 and January 31, 2020, were as follows:

	Six Months Ended January 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$2,945	$3,029
Deferral of revenue	4,417	2,669
Recognition of deferred amounts upon satisfaction of performance obligation	(1,868)	(1,705)
Balance at end of period	$5,494	$3,993

We expect to recognize approximately $5.3 million of the deferred revenue over the next twelve months and the remaining $0.2 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(11)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the six months ended January 31, 2021, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of January 31, 2021 and July 31, 2020, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.6 million and $2.8 million, respectively.
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
The Company elected to defer the employer-paid portion of social security taxes, which is expected to provide the Company with approximately $5.3 million of additional liquidity during the current calendar year, with 50% of the deferral due December 31, 2021 and the remaining 50% due December 31, 2022. The Company does not expect the provisions of the CARES Act to have a significant impact on the income tax provision, income tax payable or deferred income tax positions of the Company.
Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of January 31, 2021 and July 31, 2020, the liabilities for interest expense related to uncertain tax positions were $0.3 million and $0.3 million, respectively. The Company has accrued $0.4 million for penalties related to income tax positions. The Company expects $0.6 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2017 through July 31, 2020. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2012 through 2019 tax years remain subject to examination in most locations, while the Company's 2008 through 2019 tax years remain subject to examination in most Asia locations.

(12)(LOSS) EARNINGS PER SHARE
The following table reconciles (loss) earnings per share for the three and six months ended January 31, 2021 and 2020:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net (loss) income	$(2,196)	$(3,557)	$(5,747)	$1,235
Less: Preferred dividends on redeemable preferred stock	(530)	(531)	(1,067)	(1,067)
Net (loss) income attributable to common stockholders	(2,726)	(4,088)	(6,814)	168
7.50% Convertible Senior Note	—	—	—	—
Redeemable preferred stock	—	—	—	—
Net (loss) income attributable to common stockholders after assumed conversions	$(2,726)	$(4,088)	$(6,814)	$168

Weighted average common shares outstanding	62,028	61,538	61,961	61,469
Weighted average common equivalent shares arising from dilutive stock options, restricted stock, convertible note and convertible preferred stock	—	—	—	13
Weighted average number of common and potential common shares	62,028	61,538	61,961	61,482
Basic net (loss) income per share attributable to common stockholders	$(0.04)	$(0.07)	$(0.11)	$0.00
Diluted net (loss) income per share attributable to common stockholders	$(0.04)	$(0.07)	$(0.11)	$0.00
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
For the three months ended January 31, 2021 and 2020, approximately 24.2 million and 24.5 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive. For the six months ended January 31, 2021 and 2020, approximately 24.2 million and 24.5 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net earnings per share as their inclusion would have been antidilutive.
(13)COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2020	$5,025	$(1,182)	$3,843
Foreign currency translation adjustment	5,393	—	5,393
Net current-period other comprehensive income	5,393	—	5,393
Accumulated other comprehensive income (loss) as of January 31, 2021	$10,418	$(1,182)	$9,236

	Foreign Currency Items	Pension Items	Unrealized Gains on Securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2019	$5,017	$(4,079)	$96	$1,034
Foreign currency translation adjustment	677	—	—	677
Net unrealized holding loss on securities, net of tax	—	—	(96)	(96)
Pension liability adjustments, net of tax	—	(2)	—	(2)
Net current-period other comprehensive income (loss)	677	(2)	(96)	579
Accumulated other comprehensive income (loss) as of January 31, 2020	$5,694	$(4,081)	$—	$1,613
(14)SEGMENT INFORMATION

The Company has two operating segments which are the same as its reportable segments: Direct Marketing and Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated. Management evaluates segment performance based on segment net revenue and operating income (loss).

Summarized financial information by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(In thousands)
Net revenue:
Direct Marketing	$91,155	$123,117	$196,863	$256,120
Supply Chain	64,892	92,335	129,118	184,485
	$156,047	$215,452	$325,981	$440,605
Operating income:
Direct Marketing	$5,769	$4,217	$10,706	$15,420
Supply Chain	4,957	5,763	10,108	12,273
Total segment operating income	10,726	9,980	20,814	27,693
Corporate-level activity	(2,045)	(2,807)	(5,058)	(5,778)
Total operating income	8,681	7,173	15,756	21,915
Total other expense	(9,986)	(9,542)	(19,808)	(18,137)
(Loss) income before income taxes	$(1,305)	$(2,369)	$(4,052)	$3,778

	January 31, 2021	July 31, 2020
	(In thousands)
Total assets:
Direct Marketing	$568,424	$584,477
Supply Chain	112,476	169,490
Sub-total—segment assets	680,900	753,967
Corporate	44,996	5,205
	$725,896	$759,172
Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(In thousands)
Products:
Direct Marketing	$91,155	$123,117	$196,863	$256,120
Services:
Supply Chain	64,892	92,335	129,118	184,485
	$156,047	$215,452	$325,981	$440,605
Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(In thousands)
United States	$108,280	$145,293	$229,763	$299,714
China	22,409	32,569	42,049	72,026
Netherlands	5,387	11,071	13,182	21,719
Other	19,971	26,519	40,987	47,146
	$156,047	$215,452	$325,981	$440,605
(15)RELATED PARTY TRANSACTIONS
As of January 31, 2021, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners, Ltd., beneficially owned approximately 54.8% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP Inc. ("Steel Holdings GP"), the manager of Steel Holdings. Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into a SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note. As of both January 31, 2021 and July 31, 2020, SPHG Holdings held $14.9 million principal amount of the SPHG Note. As of January 31, 2021 and July 31, 2020, the net carrying value of the SPHG Note was $8.7 million and $8.1 million, respectively.
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
Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "2019 Management Services Agreement") with Steel Services Ltd., an indirect wholly-owned subsidiary of Steel Holdings. The 2019 Management Services Agreement was effective as of June 1, 2019. Total expenses incurred related to the 2019 Management Services Agreement for the three months ended January 31, 2021 and 2020 were $1.3 million and $0.9 million, respectively. Total expenses incurred related to the 2019 Management Services Agreement for the six months ended January 31, 2021 and 2020 were $2.5 million and $1.7, respectively. As of January 31, 2021 and July 31, 2020, amounts due to Steel Services Ltd. were $1.4 million and $0.8 million, respectively.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of January 31, 2021 and July 31, 2020, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	January 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds	$45,121	$45,121	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,117	$5,117	$—	$—
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
We have developed plans and will continue to monitor plans to address process improvements and realize other efficiencies throughout our global footprint with a goal to reduce cost, remove waste and improve our overall gross margins. There can be no assurance that these actions will improve gross margins. Increased competition as well as industry consolidation and/or low demand for our clients' products and services may hinder our ability to maintain or improve our gross margins, profitability and cash flows. We must continue to focus on margin improvement, through implementation of our strategic initiatives, cost reductions and asset and employee productivity gains in order to improve the profitability of our businesses and maintain our competitive position. We generally manage margin and pricing pressures in several ways, including efforts to target new markets, expand and enhance our service offerings, improve the efficiency of our processes and to lower our infrastructure costs. We seek to lower our cost to service clients by moving work to lower-cost venues, consolidating and leveraging our global facility footprint, driving process and efficiency reforms and other actions designed to improve the productivity of our operations.
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the six months ended January 31, 2021 and 2020, the Company's ten largest clients accounted for approximately 58% and 58% of consolidated net revenue, respectively. One client from the computing market accounted for approximately 18% of the Company's consolidated net revenue for six months ended January 31, 2021. One client from the insurance market accounted for approximately 10% of the Company's consolidated net revenue for six months ended January 31, 2021. One client from the computing market accounted for approximately 16% of the Company's consolidated net revenue for the three months ended January 31, 2020. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for the its clients, the Company expects to offset the adverse financial impact such factors may bring about.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic. The spread of the outbreak caused significant disruptions in certain sectors of the U.S. and global economies during 2020, and many economists expect the impact will be significant during the remainder of calendar 2021. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. The effects of COVID-19 required temporary closures of certain of ModusLink's facilities for short periods of time during the fiscal year ended July 31, 2020. Additionally, although IWCO operated and continues to operate as an essential business, it has reduced operating levels and labor shifts due to lower sales volume during the current and prior fiscal year. As of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities.

To help mitigate the financial impact of the COVID-19 pandemic, the Company initiated cost reduction actions, including waiver of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and Company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of the current fiscal year, and the majority of salary reductions were repaid prior to the quarter ended January 31, 2021. The Company continues to focus on cash management and liquidity, which includes reduction of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and other actions. The Company will evaluate further actions if circumstances warrant.

As the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business for the remainder of calendar 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.

Recent Developments

Steel Holdings Expression of Interest

On November 19, 2020, the Company's Board of Directors (the "Board") received a preliminary, non-binding expression of interest (the "Expression of Interest") from Steel Partners Holdings L.P. ("Steel Holdings") to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates for a combination of cash and Steel Holdings 6% Series A Preferred Units, which would imply a value per share of common stock in the range of $0.65 to $0.72 per share. The Expression of Interest was filed as an exhibit to a Schedule 13D/A filed with the SEC by Steel Holdings and certain of its affiliates on November 19, 2020. The Board has established a special committee comprised solely of independent directors (the "Acquisition Proposal Special Committee") authorized to retain independent legal and financial advisors and to review, evaluate, negotiate and approve or disapprove the Expression of Interest, and to explore alternative strategies or transactions. The Acquisition Proposal Special Committee announced on January 11, 2021 that it had retained financial advisors and legal counsel. As set forth in the Expression of Interest, the proposed transaction will be subject to the approval of the Acquisition Proposal Special Committee, as well as a non-waivable condition requiring approval of a majority of the shares outstanding of the Company not owned by Steel Holdings and its affiliates and related parties. The Board resolutions establishing the Acquisition Proposal Special Committee expressly provide that the Board will not approve the proposed transaction contemplated by the Expression of Interest or any alternative thereto without a prior favorable recommendation by the Acquisition Proposal Special Committee.

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
Amendment to MidCap Credit Facility
On December 9, 2020, ModusLink entered into a First Amendment ("Amendment No. 1") to its credit agreement with MidCap Financial Trust ("MidCap") by and among ModusLink, certain of ModusLink's subsidiaries identified on the signature pages thereto, and MidCap as lender and agent.
Amendment No. 1 amends the MidCap credit agreement to permit special cash dividends to be made on or prior to July 31, 2021 in an aggregate amount not to exceed $50.0 million (the "Special Distributions") to Steel Connect, Inc., its parent. Payment of the Special Distributions will eliminate the availability of the general dividend basket for the fiscal year ending July 31, 2021. Special Distributions totaling $40.0 million were made to Steel Connect, Inc. during the quarter ended January 31, 2021. In addition, Amendment No. 1 incorporates a new minimum liquidity financial covenant, which requires that the sum of excess availability under the MidCap credit agreement and the amount of qualified cash and cash equivalents of the borrower is not less than $3.0 million until the earlier of July 31, 2021 or the date on which the borrower has either distributed the maximum amount of the Special Distributions or waived the ability to make further Special Distributions. Among other things, Amendment No. 1 also increases the percentage of eligible accounts included in the borrowing base from 50% to 75% and amends the condition for borrowing of revolving loans after the effective date of Amendment No. 1 to require evidence that specified availability (the sum of excess availability and the difference between the borrowing base and the aggregate revolving loan commitments) is not less than $3.0 million prior to giving effect to any such borrowing.

Tax Benefits Preservation Plan Amendment

On January 8, 2021, the Company amended its Tax Benefits Preservation Plan, dated as of January 19, 2018, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent, to extend the term of the Tax Benefits Preservation Plan to January 8, 2024. The amended Tax Benefits Preservation Plan may also expire earlier, immediately following the certification of votes of the Company's next annual meeting of stockholders (which shall be no later than January 8, 2022), unless the amended Tax Benefits Preservation Plan is then approved by the requisite vote of stockholders, or on such other date as described in the amended Tax Benefits Preservation Plan. The amendment made no other changes to the terms of the Tax Benefits Preservation Plan, which are further described in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Tax Benefits Preservation Plan" in the Company's annual report on Form 10-K for the fiscal year ended July 31, 2020.

Nasdaq Listing Matters

The Company's common stock is currently listed on the Nasdaq Capital Market. In order to maintain this listing, the Company must satisfy minimum financial and other requirements. On April 28, 2020, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that, for the last 30 consecutive business days, the closing bid price of the Company's common stock had not been maintained at the minimum required closing bid price of at least $1.00 per share as required for its continued exchange listing (the "Minimum Bid Price Rule"). On January 26, 2021, the Company received a letter from Nasdaq notifying it that it had regained full compliance with the minimum bid price requirement, and the matter was closed. The Company's continued compliance with the Minimum Bid Price Rule is dependent on the Company's share price, and there can be no assurance that Company will continue to satisfy Nasdaq's minimum financial and other requirements in future periods.
Basis of Presentation
The Company has two operating segments which are the same as its reportable segments: Direct Marketing and Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated.
During the three months ended October 31, 2019, the Company recorded an adjustment to correct an out-of-period misstatement related to the Company's estimate for certain tax related liabilities, resulting in a $6.4 million reduction in selling, general and administrative expenses.
Results of Operations
Three months ended January 31, 2021 compared to the three months ended January 31, 2020

Net Revenue:

	Three Months Ended January 31, 2021	As a % of Total Net Revenue	Three Months Ended January 31, 2020	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$91,155	58.4%	$123,117	57.1%	$(31,962)	(26.0)%
Supply Chain	64,892	41.6%	92,335	42.9%	(27,443)	(29.7)%
Total	$156,047	100.0%	$215,452	100.0%	$(59,405)	(27.6)%
Net revenue decreased by approximately $59.4 million during the three months ended January 31, 2021, as compared to the same period in the prior year. During the three months ended January 31, 2021, net revenue for the Direct Marketing segment decreased by approximately $32.0 million primarily driven by lower volume due to the COVID-19 pandemic, partially offset by a higher average price per package mailed. This decrease in net revenue was primarily associated with customers in the MSO and financial markets. Within the Supply Chain segment, net revenues decreased by approximately $27.4 million. This decrease in net revenue was primarily driven by lower volume associated with clients in the computing and consumer electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended January 31, 2021, as compared to the same period in the prior year.

Reduced customer demand or loss of a significant customer in either of our businesses could have a material adverse effect on the Company and its results of operations. In December 2020, a significant customer informed IWCO of its plan to transition the majority of its direct marketing services. This customer represents approximately 8.7% and 8.6% of IWCO's revenue for the three months ended January 31, 2021 and the year ended July 31, 2020. The Company currently expects the transition of these services to occur during remainder of the fiscal year ended July 31, 2021.

Cost of Revenue:

	Three Months Ended January 31, 2021	As a % of Segment Net Revenue	Three Months Ended January 31, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$68,740	75.4%	$94,630	76.9%	$(25,890)	(27.4)%
Supply Chain	51,457	79.3%	75,573	81.8%	(24,116)	(31.9)%
Total	$120,197	77.0%	$170,203	79.0%	$(50,006)	(29.4)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of direct marketing and supply chain management services, as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended January 31, 2021 included materials procured on behalf of our supply chain clients of $33.2 million, as compared to $53.8 million for the same period in the prior year, a decrease of $20.6 million. Total cost of revenue decreased by $50.0 million for the three months ended January 31, 2021, as compared to the same period in the prior year, primarily due to decreased material and labor costs. Gross margin percentage for the current quarter increased to 23.0%, as compared to 21.0% in the prior year quarter, primarily due to customer mix, our focus on customer rationalization to improve profitability, as well as cost reduction initiatives in both segments to offset the impact of COVID-19.
The Direct Marketing segment's gross margin percentage increased by 150 basis points to 24.6% for the three months ended January 31, 2021, as compared to 23.1% for the same period in the prior year. The Supply Chain segment's gross margin percentage increased by 250 basis points to 20.7% for the three months ended January 31, 2021, as compared to 18.2% for the same period in the prior year, primarily due to improved customer mix and decreased materials and labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended January 31, 2021.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2021	As a % of Segment Net Revenue	Three Months Ended January 31, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$11,287	12.4%	$17,359	14.1%	$(6,072)	(35.0)%
Supply Chain	8,478	13.1%	10,999	11.9%	(2,521)	(22.9)%
Sub-total	19,765	12.7%	28,358	13.2%	(8,593)	(30.3)%
Corporate-level activity	2,045		2,807		(762)	(27.1)%
Total	$21,810	14.0%	$31,165	14.5%	$(9,355)	(30.0)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended January 31, 2021 decreased by approximately $9.4 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Direct Marketing segment decreased primarily due to an decrease in employee-related costs, sales and marketing, and other expenses as a result of the COVID-19 pandemic. Selling, general and administrative expenses for the Supply Chain segment decreased primarily due to a decrease in restructuring costs, primarily associated with the sales and marketing functions. Corporate-level activity decreased primarily due to a decrease in employee-related expenses and legal costs. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended January 31, 2021.

Amortization of Intangible Assets:
The intangible asset amortization expense of $5.4 million and $6.9 million, during the three months ended January 31, 2021 and 2020, respectively, relates to trademarks, tradenames and customer relationships acquired by the Company in connection with its acquisition of IWCO. Amortization expense decreased because the trademarks and tradenames were fully amortized in December 2020, and there was lower amortization expense with respect to the customer relationship intangible assets. The customer relationship intangible assets are amortized using an accelerated method, which reflects the pattern in which we receive the economic benefit of the asset.
Interest Expense:
During the three months ended January 31, 2021 and 2020, interest expense totaled approximately $7.8 million and $8.7 million, respectively. The lower interest expense in the current year period is primarily due to lower variable interest rates on outstanding debt.
Other (Losses) Gains, Net:
Other (losses) gains, net are primarily composed of foreign exchange gains and losses. The Company recorded $2.1 million of foreign exchange losses during the three months ended January 31, 2021.
Income Tax Expense:
During the three months ended January 31, 2021, the Company recorded income tax expense of approximately $0.9 million, as compared to income tax expense of $1.2 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Six months ended January 31, 2021 compared to the six months ended January 31, 2020

Net Revenue:

	Six Months Ended January 31, 2021	As a % of Total Net Revenue	Six Months Ended January 31, 2020	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$196,863	60.4%	$256,120	58.1%	$(59,257)	(23.1)%
Supply Chain	129,118	39.6%	184,485	41.9%	(55,367)	(30.0)%
Total	$325,981	100.0%	$440,605	100.0%	$(114,624)	(26.0)%
Net revenue decreased by approximately $114.6 million during the six months ended January 31, 2021, as compared to the same period in the prior year. During the six months ended January 31, 2021, net revenue for the Direct Marketing segment decreased by approximately $59.3 million primarily driven by lower volume due to the COVID-19 pandemic, partially offset by a higher average price per package mailed. This decrease in net revenue was primarily associated with customers in the MSO and financial markets. Within the Supply Chain segment, net revenues decreased by approximately $55.4 million. This decrease in net revenue was primarily driven by lower volume associated with clients in the computing and consumer electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the six months ended January 31, 2021, as compared to the same period in the prior year.

Cost of Revenue:

	Six Months Ended January 31, 2021	As a % of Segment Net Revenue	Six Months Ended January 31, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$149,932	76.2%	$199,220	77.8%	$(49,288)	(24.7)%
Supply Chain	99,731	77.2%	151,890	82.3%	(52,159)	(34.3)%
Total	$249,663	76.6%	$351,110	79.7%	$(101,447)	(28.9)%

Cost of revenue for the six months ended January 31, 2021 included materials procured on behalf of our supply chain clients of $63.6 million, as compared to $106.7 million for the same period in the prior year, a decrease of $43.1 million. Total cost of revenue decreased by $101.4 million for the six months ended January 31, 2021, as compared to the same period in the prior year, primarily due to decreased material and labor costs. Gross margin percentage for the six months ended January 31, 2021 increased to 23.4%, as compared to 20.3% in the prior year quarter, primarily due to customer mix, our focus on customer rationalization to improve profitability, as well as cost reduction initiatives in both segments to offset the impact of COVID-19.
The Direct Marketing segment's gross margin percentage increased by 160 basis points to 23.8% for the six months ended January 31, 2021, as compared to 22.2% for the same period in the prior year, primarily due to favorable changes in customer mix, lower employee-related costs and the Company's aggressive measures to manage labor and reduce discretionary spend as a result of the COVID-19 pandemic. The Supply Chain segment's gross margin percentage increased by 510 basis points to 22.8% for the six months ended January 31, 2021, as compared to 17.7% for the same period in the prior year, primarily due to improved customer mix and decreased materials and labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the six months ended January 31, 2021.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2021	As a % of Segment Net Revenue	Six Months Ended January 31, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$24,331	12.4%	$27,292	10.7%	$(2,961)	(10.8)%
Supply Chain	19,279	14.9%	20,322	11.0%	(1,043)	(5.1)%
Sub-total	43,610	13.4%	47,614	10.8%	(4,004)	(8.4)%
Corporate-level activity	5,058		5,778		(720)	(12.5)%
Total	$48,668	14.9%	$53,392	12.1%	$(4,724)	(8.8)%

Selling, general and administrative expenses during the six months ended January 31, 2021 decreased by approximately $4.7 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Direct Marketing segment decreased as compared to the same period in the prior year, primarily due to a decrease in employee-related costs, sales and marketing, and other expenses as a result of the COVID-19 pandemic, partially offset by an increase in accrued taxes. Selling, general and administrative expenses for the Supply Chain segment decreased primarily due to lower employee-related and outsourced services costs. Corporate-level activity decreased primarily due to lower employee-related costs. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the six months ended January 31, 2021.
Amortization of Intangible Assets:
The intangible asset amortization expense of $11.9 million and $14.2 million, during the six months ended January 31, 2021 and 2020, respectively, relates to trademarks, tradenames and customer relationships acquired by the Company in connection with its acquisition of IWCO. Amortization expense decreased because the trademarks and tradenames were fully amortized in December 2020, and there was lower amortization expense with respect to the customer relationship intangible assets. The customer relationship intangible assets are amortized using an accelerated method, which reflects the pattern in which we receive the economic benefit of the asset.
Interest Expense:

During the six months ended January 31, 2021 and 2020, interest expense totaled approximately $15.6 million and $17.9 million, respectively. The lower interest expense in the current year period is primarily due to lower variable interest rates on outstanding debt.
Other (Losses) Gains, Net:
Other (losses) gains, net are primarily composed of foreign exchange gains and losses. The Company recorded $3.8 million of foreign exchange losses during the six months ended January 31, 2021, as compared to $0.3 million of foreign exchange losses in the same period in the prior year.
Income Tax Expense:
During the six months ended January 31, 2021, the Company recorded income tax expense of approximately $1.7 million, as compared to income tax expense of $2.5 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.
Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of January 31, 2021, the Company's primary source of liquidity consisted of cash and cash equivalents of $87.6 million, which include balances held in certain foreign jurisdictions. Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017, there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.
As January 31, 2021, we had $25.0 million and $8.8 million of borrowing capacity available under our Direct Marketing and Supply Chain credit facilities, respectively. There were no outstanding borrowings under either credit facility as of January 31, 2021. The Company was in compliance with all financial covenants in its credit facilities and other debt agreements as of January 31, 2021.
Cash Flows Information
Consolidated working capital deficit was $4.0 million as of January 31, 2021, as compared to $26.4 million at July 31, 2020. Included in the working capital deficit were cash and cash equivalents of $87.6 million as of January 31, 2021 and $75.9 million at July 31, 2020. The decrease in the working capital deficit was primarily driven by higher cash and cash equivalents, and lower accounts payable.
Operating activities provided cash of $5.2 million and $14.9 million during the six months ended January 31, 2021 and 2020, respectively. The $9.7 million decrease in net cash provided by operating activities, as compared to the same period in the prior year, was primarily due to lower sales and the timing of accounts payable payments.
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
Investing activities used cash of $2.2 million and $10.2 million during the six months ended January 31, 2021 and 2020, respectively, primarily related to capital expenditures. The decrease in capital expenditures during the six months ended January 31, 2021, as compared to the same period in the prior year, is primarily due to reduced spending as the result of the COVID-19 pandemic.
Financing activities used cash of $4.1 million and $4.6 million during the six months ended January 31, 2021 and 2020, respectively. The $4.1 million of cash used in financing activities during the six months ended January 31, 2021 was primarily due to $3.0 million in payments of long-term debt and $1.1 million in payments of preferred dividends. The $4.6 million of cash used in financing activities during the six months ended January 31, 2020 was primarily comprised of $3.0 million in payments of long-term debt, $1.1 million in payments of preferred dividends and $0.4 million in payments for financing the MidCap credit agreement.
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
Critical Accounting Policies Update
During the three months ended January 31, 2021, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

In December 2020, a significant customer informed IWCO of its plan to transition the majority of its direct marketing services. This customer represents approximately 7.2% and 8.6% of IWCO's revenue for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively. As a result, the Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of January 31, 2021, and the Company determined goodwill and other long-lived assets were not impaired. The fair value of the Direct Marketing reporting unit was 6% higher than its carrying value as of January 31, 2021.

The fair value was calculated using a discounted cash flow model (a form of the income approach) using the Company's current projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the duration and expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on current economic climates, recent operating results and planned business strategies. These estimates could be negatively affected by changes in regulations, further economic downturns, decreased customer demand for IWCO's services, increased customer attrition or an inability to execute IWCO's business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met, the Company may have to record impairment charges in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of January 31, 2021.
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
There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, see "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2020. There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2020, except as set forth below:
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

Changes in our relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on our business.
We depend on a small number of clients for a substantial portion of our business. For the fiscal year ended July 31, 2020, the Company's ten largest clients accounted for approximately 57% consolidated net revenue and one Supply Chain client accounted for approximately 17% of the Company's consolidated net revenue for the fiscal year ended July 31, 2020. For the six months ended January 31, 2021, the Company's ten largest clients accounted for approximately 58% of consolidated net revenue. One Supply Chain client from the computing market accounted for approximately 18% of the Company's consolidated net revenue for six months ended January 31, 2021, and one Direct Marketing client from the insurance market accounted for approximately 10% of the Company's consolidated net revenue for six months ended January 31, 2021. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Changes in relationships with significant clients may require us to evaluate our goodwill, other intangible assets and other long-lived assets for impairment, which may require us to record an impairment charge. Decreases in client demand or volumes or loss of business from one or more of these client could have a material adverse impact on our business, financial condition or results from operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Note applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

4.1
Amendment to Tax Benefits Preservation Plan, dated as of January 8, 2021, by and between Steel Connect, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent, is incorporated herein by reference to Exhibit 4.2 to Steel Connect, Inc.’s Current Report on Form 8-K, filed January 8, 2021.

10.1	Steel Connect, Inc. 2020 Stock Incentive Compensation Plan is incorporated herein by reference to Appendix II of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on June 29, 2020.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended January 31, 2021 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2021 and July 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2021 and 2020 (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended January 31, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2021 and 2020 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: March 10, 2021	By:	/S/ DOUGLAS B. WOODWORTH
Douglas B. Woodworth
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)