Form 10-Q
period 2021-04-30
Steel Connect, Inc.
filed 2021-06-03
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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

As of June 1, 2021, there were 63,096,394 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 30, 2021	July 31, 2020
	(unaudited)
ASSETS
Cash and cash equivalents	$97,582	$75,887
Accounts receivable, trade, net of allowance for doubtful accounts of $49 and $134 at April 30, 2021 and July 31, 2020, respectively	72,048	93,072
Inventories, net	15,673	15,354
Funds held for clients	8,397	18,755
Prepaid expenses and other current assets	24,765	20,475
Total current assets	218,465	223,543
Property and equipment, net	66,619	79,678
Goodwill	231,470	257,128
Other intangible assets, net	119,187	135,263
Operating lease right-of-use assets	51,052	56,140
Other assets	7,062	7,420
Total assets	$693,855	$759,172
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$56,757	$70,002
Accrued expenses	107,581	111,380
Funds held for clients	8,397	18,755
Current portion of long-term debt	5,612	5,527
Current lease obligations	13,177	14,318
Other current liabilities	28,319	29,950
Total current liabilities	219,843	249,932
Convertible note payable	8,984	8,054
Long-term debt, excluding current portion	359,604	365,468
Long-term lease obligations	39,457	43,211
Other long-term liabilities	11,203	8,509
Total long-term liabilities	419,248	425,242
Total liabilities	639,091	675,174
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at April 30, 2021 and July 31, 2020	35,180	35,180
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at April 30, 2021 and July 31, 2020; zero shares issued and outstanding at April 30, 2021 and July 31, 2020	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 63,096,394 issued and outstanding shares at April 30, 2021; 62,787,919 issued and outstanding shares at July 31, 2020	631	628
Additional paid-in capital	7,478,491	7,478,047
Accumulated deficit	(7,468,662)	(7,433,700)
Accumulated other comprehensive income	9,124	3,843
Total stockholders' equity	19,584	48,818
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$693,855	$759,172
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net revenue:
Products	$102,351	$98,284	$299,214	$354,404
Services	49,434	79,067	178,552	263,552
Total net revenue	151,785	177,351	477,766	617,956
Cost of revenue:
Products	80,007	79,476	229,939	278,696
Services	39,531	64,405	139,262	216,295
Total cost of revenue	119,538	143,881	369,201	494,991
Gross profit	32,247	33,470	108,565	122,965
Operating expenses:
Selling, general and administrative	21,405	25,872	70,073	79,264
Goodwill impairment charge	25,658	—	25,658	—
Amortization of intangible assets	4,182	6,531	16,076	20,719
Total operating expenses	51,245	32,403	111,807	99,983
Operating (loss) income	(18,998)	1,067	(3,242)	22,982
Other income (expense):
Interest income	1	8	21	38
Interest expense	(7,764)	(8,523)	(23,412)	(26,425)
Other gains (losses), net	152	2,774	(4,028)	2,509
Total other expense, net	(7,611)	(5,741)	(27,419)	(23,878)
Loss before income taxes	(26,609)	(4,674)	(30,661)	(896)
Income tax expense	1,020	1,485	2,715	4,028
Net loss	(27,629)	(6,159)	(33,376)	(4,924)
Less: Preferred dividends on redeemable preferred stock	(519)	(525)	(1,586)	(1,592)
Net loss attributable to common stockholders	$(28,148)	$(6,684)	$(34,962)	$(6,516)

Basic net loss per share attributable to common stockholders	$(0.45)	$(0.11)	$(0.56)	$(0.11)
Diluted net loss per share attributable to common stockholders	$(0.45)	$(0.11)	$(0.56)	$(0.11)
Weighted average common shares used in:
Basic loss per share	62,263	61,815	61,898	61,583
Diluted loss per share	62,263	61,815	61,898	61,583
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net loss	$(27,629)	$(6,159)	$(33,376)	$(4,924)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(112)	(3,064)	5,281	(2,387)
Net unrealized holding loss on securities, net of tax	—	—	—	(96)
Pension liability adjustments, net of tax	—	(129)	—	(131)
Other comprehensive (loss) income	(112)	(3,193)	5,281	(2,614)
Comprehensive loss	$(27,741)	$(9,352)	$(28,095)	$(7,538)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 31, 2021	63,000,314	$630	$7,478,395	$(7,440,514)	$9,236	$47,747
Net loss	—	—	—	(27,629)	—	(27,629)
Preferred dividends	—	—	—	(519)	—	(519)
Issuance of common stock pursuant to employee stock purchase plan	362	—	—	—	—	—
Restricted stock grants	95,718	1	(1)	—	—	—
Share-based compensation	—	—	97	—	—	97
Other comprehensive items	—	—	—	—	(112)	(112)
Balance at April 30, 2021	63,096,394	$631	$7,478,491	$(7,468,662)	$9,124	$19,584
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 31, 2020	62,375,558	$624	$7,477,697	$(7,426,119)	$1,613	$53,815
Net loss	—	—	—	(6,159)	—	(6,159)
Preferred dividends	—	—	—	(525)	—	(525)
Issuance of common stock pursuant to employee stock purchase plan	8,120	—	4	—	—	4
Share-based compensation	—	—	209	—	—	209
Other comprehensive items	—	—	—	—	(3,193)	(3,193)
Balance at April 30, 2020	62,383,678	$624	$7,477,910	$(7,432,803)	$(1,580)	$44,151
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2020	62,787,919	$628	$7,478,047	$(7,433,700)	$3,843	$48,818
Net loss	—	—	—	(33,376)	—	(33,376)
Preferred dividends	—	—	—	(1,586)	—	(1,586)
Issuance of common stock pursuant to employee stock purchase plan	8,792	—	4	—	—	4
Restricted stock grants	332,578	3	(3)	—	—	—
Restricted stock forfeitures	(32,895)	—	—	—	—	—
Share-based compensation	—	—	443	—	—	443
Other comprehensive items	—	—	—	—	5,281	5,281
Balance at April 30, 2021	63,096,394	$631	$7,478,491	$(7,468,662)	$9,124	$19,584

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2019	61,805,856	$618	$7,477,327	$(7,426,287)	$1,034	$52,692
Net loss	—	—	—	(4,924)	—	(4,924)
Preferred dividends	—	—	—	(1,592)	—	(1,592)
Issuance of common stock pursuant to employee stock purchase plan	17,299	—	8	—	—	8
Restricted stock grants	560,523	6	(6)	—	—	—
Share-based compensation	—	—	581	—	—	581
Other comprehensive items	—	—	—	—	(2,614)	(2,614)
Balance at April 30, 2020	62,383,678	$624	$7,477,910	$(7,432,803)	$(1,580)	$44,151
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(33,376)	$(4,924)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	15,622	17,240
Amortization of intangible assets	16,076	20,719
Amortization of deferred financing costs	467	285
Accretion of debt discount	930	1,240
Impairment of goodwill	25,658	—
Share-based compensation	443	581
Other losses (gains), net	5,686	(2,509)
Changes in operating assets and liabilities:
Accounts receivable, net	21,243	28,492
Inventories, net	(80)	3,847
Prepaid expenses and other current assets	(4,179)	7,538
Accounts payable and accrued expenses	(18,592)	(14,547)
Refundable and accrued income taxes, net	(378)	(793)
Other assets and liabilities	(8,508)	2,882
Net cash provided by operating activities	21,012	60,051
Cash flows from investing activities:
Additions of property and equipment	(2,819)	(11,477)
Proceeds from the disposition of property and equipment	174	12
Proceeds from the sale of available-for-sale securities	—	163
Net cash used in investing activities	(2,645)	(11,302)
Cash flows from financing activities:
Proceeds from revolving lines of credit, net	—	19,000
Long-term debt repayments	(6,142)	(3,076)
Preferred dividend payments	(1,586)	(1,563)
Payment of debt financing costs	—	(914)
Repayments on capital lease obligations	(52)	(83)
Proceeds from issuance of common stock	4	8
Net cash (used in) provided by financing activities	(7,776)	13,372
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	746	(798)
Net increase in cash, cash equivalents and restricted cash	11,337	61,323
Cash, cash equivalents and restricted cash, beginning of period	94,642	46,064
Cash, cash equivalents and restricted cash, end of period	$105,979	$107,387

Cash and cash equivalents, end of period	$97,582	$90,189
Funds held for clients, end of period	8,397	17,198
Cash, cash equivalents and restricted cash, end of period	$105,979	$107,387
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
As of April 30, 2021 and July 31, 2020, the Company had cash and cash equivalents of $97.6 million and $75.9 million, respectively. As of April 30, 2021, the Company had a working capital deficit of $1.4 million, which includes accrued pricing liabilities and certain tax related liabilities which the Company believes will not require a cash outlay in the next twelve months. As of April 30, 2021, IWCO Direct had $25.0 million available borrowing capacity under its revolving facility. As of April 30, 2021, ModusLink had a readily available borrowing capacity under its revolving credit facility of $5.2 million. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic. The spread of the outbreak caused significant disruptions in certain sectors of the U.S. and global economies during 2020 and 2021, and many economists expect the impact will be significant during at least the remainder of calendar 2021. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. The effects of COVID-19 required temporary closures of certain of ModusLink's facilities for short periods of time during the fiscal year ended July 31, 2020. Additionally, although IWCO operated and continues to operate as an essential business, it has reduced operating levels and labor shifts due to lower sales volume during the current and prior fiscal year. As of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities.

To help mitigate the financial impact of the COVID-19 pandemic, during the prior fiscal year ended July 31, 2020, the Company initiated cost reduction actions, including waiver of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and Company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of the current fiscal year, and the majority of salary reductions were repaid prior to the quarter ended January 31, 2021. The Company continues to focus on cash management and liquidity, which includes reduction of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and other actions. The Company will evaluate further actions if circumstances warrant.

As the situation surrounding COVID-19 continues to remain fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business for the remainder of calendar 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.

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
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2020 (Fiscal Year 2020), which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2020. The results for the nine months ended April 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the nine months ended April 30, 2021, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
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
(4)INVENTORIES

The table below presents the components of Inventories, net:

	April 30, 2021	July 31, 2020
	(In thousands)
Raw materials	$14,651	$14,216
Work-in-process	191	253
Finished goods	831	885
	$15,673	$15,354
(5)GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill of $231.5 million and $257.1 million as of April 30, 2021 and July 31, 2020, respectively, relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. Other intangible assets, net, as of April 30, 2021, include trademarks and tradenames, and customer relationships. The trademarks and tradenames intangible assets, which were fully amortized as of April 30, 2021, were being amortized on a straight-line basis and the customer relationship intangible assets are amortized using an accelerated method, which reflects the pattern in which the Company receives the economic benefit of the asset.
A summary of other intangible assets, net are reflected in the table below:

		April 30, 2021			July 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(In thousands)
Customer relationships	15	$192,730	$73,543	$119,187	$192,730	$60,032	$132,698
Trademarks and trade names	3	20,520	20,520	—	20,520	17,955	2,565
Total		$213,250	$94,063	$119,187	$213,250	$77,987	$135,263

The table below presents amortization expense recorded by the Company for other intangible assets:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(In thousands)
Customer relationships	$4,182	$4,825	$13,511	$15,589
Trademarks and trade names	—	1,706	2,565	5,130
Total	$4,182	$6,531	$16,076	$20,719

Goodwill Impairment Charge

The carrying value of goodwill is not amortized, but is tested for impairment annually as of June 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended April 30, 2021, IWCO was informed by two significant customers that they would be transitioning their direct marketing services to other providers by the end of the fiscal year ending July 31, 2021 and another customer that it would have significantly lower volumes of sales in at least the next fiscal quarter ending July 31, 2021. In connection with its quarterly close procedures, the Company assessed the anticipated negative impact on revenue and earnings from these changes in demand, along with the previously reported notification of another significant customer transitioning its direct marketing services to another company, and determined these factors were indicators that goodwill and other long-lived assets may be impaired. The customers who are transitioning their direct marketing spending to other companies accounted for approximately $10.9 million or 7% and $13.1 million or 7% of the Company’s revenues for the three months ended April 30, 2021 and 2020, respectively. As a result, the

Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of April 30, 2021. The Company determined that the goodwill was impaired, and recorded a non-cash impairment charge of $25.7 million for the three months ended April 30, 2021. The Company determined that other long-lived assets were not impaired as of April 30, 2021.

The fair value of the Direct Marketing reporting unit was calculated using a discounted cash flow model (a form of the income approach) using the Company's current projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the duration and expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on current economic climates, recent operating results and planned business strategies. These estimates could be negatively affected by decreased customer demand for IWCO's services, changes in regulations, further economic downturns, increased customer attrition or an inability to execute IWCO's business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met, the Company may have to record impairment charges in future periods.
(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	April 30, 2021	July 31, 2020
Accrued Expenses	(In thousands)
Accrued taxes	$58,409	$60,744
Accrued compensation	23,773	25,439
Accrued worker's compensation	2,539	3,949
Accrued audit, tax and legal	4,426	3,399
Accrued contract labor	985	981
Accrued interest	190	476
Accrued other	17,259	16,392
	$107,581	$111,380

	April 30, 2021	July 31, 2020
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$13,499	$13,499
Customer postage deposits	9,744	8,551
Other	5,076	7,900
	$28,319	$29,950
As of April 30, 2021 and July 31, 2020, the Company had accrued taxes of $58.4 million and $60.7 million, respectively, which reflected the Company's estimate for certain tax related liabilities. During the quarter ended April 30, 2020, the Direct Marketing business recorded a net decrease of $5.0 million in certain sales tax liabilities. As of both April 30, 2021 and July 31, 2020, the Company had accrued pricing liabilities of approximately $13.5 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of April 30, 2021 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.

(7)LEASES
The table below presents the components of the Company's lease expense:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease cost	$4,093	$2,837	$12,452	$12,469
Short-term lease expense	524	1,802	1,464	2,254
Variable lease cost	(9)	4	10	50
Amortization of finance lease assets	—	2	—	38
Interest on finance lease liabilities	1	1	4	9
	$4,609	$4,646	$13,930	$14,820
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Nine Months Ended April 30,
	2021	2020
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$12,328	$11,677
Operating cash flows from finance leases	$4	$7
Financing cash flows from finance leases	$52	$83
(8)DEBT
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	April 30, 2021	July 31, 2020
	(In thousands)
Secured
Cerberus Term Loan due December 15, 2022	$365,829	$371,972
Unsecured
7.50% Convertible Senior Note due March 1, 2024	14,940	14,940
Credit Facilities
Cerberus Revolving Facility	—	—
MidCap Credit Facility	—	—
Less: unamortized discounts and issuance costs	(6,569)	(7,863)
Total debt, net	374,200	379,049
Less: current portion of debt, net	(5,612)	(5,527)
Total long-term debt, net	$368,588	$373,522
7.50% Convertible Senior Note
On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the

Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of April 30, 2021, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of April 30, 2021, the remaining period over which the unamortized discount will be amortized is 34 months. As of April 30, 2021 and July 31, 2020, the net carrying value of the SPHG Note was $9.0 million and $8.1 million, respectively. The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%. The following tables reflect the components of the SPHG Note:

			April 30, 2021	July 31, 2020
			(In thousands)
Carrying amount of equity component			$8,200	$8,200

Principal amount of note			$14,940	$14,940
Unamortized debt discount			(5,956)	(6,886)
Net carrying amount			$8,984	$8,054

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(In thousands)
Interest expense related to contractual interest coupon	$277	$280	$850	$840
Interest expense related to accretion of the discount	325	410	930	1,240
	$602	$690	$1,780	$2,080
Amendments to MidCap Credit Facility
On December 9, 2020, ModusLink entered into a First Amendment to the MidCap credit agreement ("Amendment No. 1") by and among ModusLink, certain of ModusLink's subsidiaries identified on the signature pages thereto, and MidCap as lender and agent.
Amendment No. 1 amends the MidCap credit agreement to permit special cash dividends to be made on or prior to July 31, 2021 in an aggregate amount not to exceed $50.0 million (the "Special Distributions") to the Company. Payment of the Special Distributions will eliminate the availability of the general dividend basket for the fiscal year ending July 31, 2021. Special Distributions totaling $40.0 million were made by ModusLink to the Company during the quarter ended January 31, 2021. In addition, Amendment No. 1 incorporates a new minimum liquidity financial covenant, which requires that the sum of excess availability under the MidCap credit agreement and the amount of qualified cash and cash equivalents of the borrower is not less than $3.0 million until the earlier of July 31, 2021 or the date on which the borrower has either distributed the maximum amount of the Special Distributions or waived the ability to make further Special Distributions. Among other things, Amendment No. 1 also increases the percentage of eligible accounts included in the borrowing base from 50% to 75% and amends the condition for borrowing of revolving loans after the effective date of Amendment No. 1 to require evidence that specified availability (the sum of excess availability and the difference between the borrowing base and the aggregate revolving loan commitments) is not less than $3.0 million prior to giving effect to any such borrowing.
On June 2, 2021, ModusLink entered into a Second Amendment to the MidCap credit agreement (“Amendment No. 2”) by and among ModusLink, certain of ModusLink’s subsidiaries, and MidCap as lender and agent. Amendment No. 2 amends the MidCap credit agreement to extend the time period for payment from ModusLink to the Company of special distributions to July 31, 2022. In addition, the unused line fee was increased to 0.65% in Amendment No. 2 and certain other technical amendments were incorporated.
(9)CONTINGENCIES
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board, Warren G. Lichtenstein, Glen M. Kassan,

William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. Discovery is proceeding, and trial dates have been set for this matter to begin in February 2022. Based on information currently available, the Company is unable to reasonably estimate a possible loss or range of possible losses, if any, with regard to the lawsuit. Although there can be no assurance as to the ultimate outcome, the Company believes it has meritorious defenses, continues to deny liability and intends to defend this litigation vigorously.
(10)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended April 30, 2021			Three Months Ended April 30, 2020
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$102,351	$—	$102,351	$98,284	$—	$98,284
Supply chain management services	—	48,906	48,906	—	78,626	78,626
Other	—	528	528	—	441	441
	$102,351	$49,434	$151,785	$98,284	$79,067	$177,351
Timing of Revenue Recognition
Goods transferred over time	$102,351	$—	$102,351	$98,284	$—	$98,284
Services transferred over time	—	49,434	49,434	—	79,067	79,067
	$102,351	$49,434	$151,785	$98,284	$79,067	$177,351

	Nine Months Ended April 30, 2021			Nine Months Ended April 30, 2020
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$299,214	$—	$299,214	$354,404	$—	$354,404
Supply chain management services	—	177,035	177,035	—	262,242	262,242
Other	—	1,517	1,517	—	1,310	1,310
	$299,214	$178,552	$477,766	$354,404	$263,552	$617,956
Timing of Revenue Recognition
Goods transferred over time	$299,214	$—	$299,214	$354,404	$—	$354,404
Services transferred over time	—	178,552	178,552	—	263,552	263,552
	$299,214	$178,552	$477,766	$354,404	$263,552	$617,956

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

The table below presents information for the Company's contract balances:

	April 30, 2021	July 31, 2020
	(In thousands)
Accounts receivable, trade, net	$72,048	$93,072
Contract assets	$17,176	$13,016

Deferred revenue - current	$2,748	$2,860
Deferred revenue - long-term	168	85
Total deferred revenue	$2,916	$2,945
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the nine months ended April 30, 2021 and April 30, 2020, were as follows:

	Nine Months Ended April 30,
	2021	2020
	(In thousands)
Balance at beginning of period	$2,945	$3,029
Deferral of revenue	4,839	3,804
Recognition of deferred amounts upon satisfaction of performance obligation	(4,868)	(2,954)
Balance at end of period	$2,916	$3,879
We expect to recognize approximately $2.7 million of the deferred revenue over the next twelve months and the remaining $0.2 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(11)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the nine months ended April 30, 2021, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of April 30, 2021 and July 31, 2020, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.6 million and $2.8 million, respectively.
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
Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of April 30, 2021 and July 31, 2020, the liabilities for interest expense related to uncertain tax positions were $0.3 million and $0.3 million, respectively. The Company has accrued $0.4 million for penalties related to income tax positions. The Company expects $0.6 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2017 through July 31, 2020. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2012 through 2019 tax years remain subject to examination in most locations, while the Company's 2008 through 2019 tax years remain subject to examination in most Asia locations.

(12)LOSS PER SHARE
The following table reconciles (loss) earnings per share for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net loss	$(27,629)	$(6,159)	$(33,376)	$(4,924)
Less: Preferred dividends on redeemable preferred stock	(519)	(525)	(1,586)	(1,592)
Net loss attributable to common stockholders	$(28,148)	$(6,684)	$(34,962)	$(6,516)

Weighted average common shares outstanding	62,263	61,815	61,898	61,583
Basic net loss per share attributable to common stockholders	$(0.45)	$(0.11)	$(0.56)	$(0.11)
Diluted net loss per share attributable to common stockholders	$(0.45)	$(0.11)	$(0.56)	$(0.11)
Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method).
For the three months ended April 30, 2021 and 2020, approximately 24.2 million and 25.0 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive. For the nine months ended April 30, 2021 and 2020, approximately 24.3 million and 24.5 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net earnings per share as their inclusion would have been antidilutive.
(13)COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2020	$5,025	$(1,182)	$3,843
Foreign currency translation adjustment	5,281	—	5,281
Net current-period other comprehensive income	5,281	—	5,281
Accumulated other comprehensive income (loss) as of April 30, 2021	$10,306	$(1,182)	$9,124

	Foreign Currency Items	Pension Items	Unrealized Gains on Securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2019	$5,017	$(4,079)	$96	$1,034
Foreign currency translation adjustment	(2,387)	—	—	(2,387)
Net unrealized holding loss on securities, net of tax	—	—	(96)	(96)
Pension liability adjustments, net of tax	—	(131)	—	(131)
Net current-period other comprehensive income (loss)	(2,387)	(131)	(96)	(2,614)
Accumulated other comprehensive income (loss) as of April 30, 2020	$2,630	$(4,210)	$—	$(1,580)
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

Summarized financial information by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(In thousands)
Net revenue:
Direct Marketing	$102,351	$98,284	$299,214	$354,404
Supply Chain	49,434	79,067	178,552	263,552
	$151,785	$177,351	$477,766	$617,956
Operating (loss) income:
Direct Marketing	$(16,484)	$(3,041)	$(5,778)	$12,379
Supply Chain	(534)	6,535	9,574	18,808
Total segment operating (loss) income	(17,018)	3,494	3,796	31,187
Corporate-level activity	(1,980)	(2,427)	(7,038)	(8,205)
Total operating (loss) income	(18,998)	1,067	(3,242)	22,982
Total other expense	(7,611)	(5,741)	(27,419)	(23,878)
Loss before income taxes	$(26,609)	$(4,674)	$(30,661)	$(896)

	April 30, 2021	July 31, 2020
	(In thousands)
Total assets:
Direct Marketing	$544,725	$584,477
Supply Chain	105,605	169,490
Sub-total—segment assets	650,330	753,967
Corporate	43,525	5,205
	$693,855	$759,172
Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(In thousands)
Products:
Direct Marketing	$102,351	$98,284	$299,214	$354,404
Services:
Supply Chain	49,434	79,067	178,552	263,552
	$151,785	$177,351	$477,766	$617,956

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(In thousands)
United States	$115,646	$117,315	$345,409	$417,028
China	15,220	28,100	57,269	99,898
Netherlands	6,149	9,467	19,331	31,185
Other	14,770	22,469	55,757	69,845
	$151,785	$177,351	$477,766	$617,956
(15)RELATED PARTY TRANSACTIONS
As of April 30, 2021, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners, Ltd., beneficially owned approximately 54.8% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP Inc. ("Steel Holdings GP"), the manager of Steel Holdings. Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into a SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note. As of both April 30, 2021 and July 31, 2020, SPHG Holdings held $14.9 million principal amount of the SPHG Note. As of April 30, 2021 and July 31, 2020, the net carrying value of the SPHG Note was $9.0 million and $8.1 million, respectively.
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
Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "2019 Management Services Agreement") with Steel Services Ltd., an indirect wholly-owned subsidiary of Steel Holdings. The 2019 Management Services Agreement was effective as of June 1, 2019. Total expenses incurred related to the 2019 Management Services Agreement for the three months ended April 30, 2021 and 2020 were $1.0 million and $0.9 million, respectively. Total expenses incurred related to the 2019 Management Services Agreement for the nine months ended April 30, 2021 and 2020 were $3.5 million and $2.6 million, respectively. As of April 30, 2021 and July 31, 2020, amounts due to Steel Services Ltd. were $1.4 million and $0.8 million, respectively.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of April 30, 2021 and July 31, 2020, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	April 30, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds	$44,147	$44,147	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2020	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,117	$5,117	$—	$—
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

(17)SUBSEQUENT EVENT
IWCO Direct's Competitive Improvement Plan

On June 2, 2021, the Board of Directors of Steel Connect, Inc. approved a Competitive Improvement Plan (“CIP”) for its subsidiary IWCO Direct. This plan addresses the changing requirements of the customers and markets IWCO serves and the current competitive landscape. The CIP seeks to expand IWCO’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities.

The CIP contemplates a total investment of approximately $50 million over a 24-month period. The Company estimates the CIP cost will consist of approximately $36 million for digital press and insertion equipment and approximately $14 million for severance, employee retention, facilities optimization, and other implementation costs. The cost estimate does not include amounts for potential non-cash accelerated depreciation or asset impairment charges relating to facilities and equipment optimization. The timing and amount of the costs will depend on a number of factors.

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
IWCO Direct's services include: (a) development of direct mail and omnichannel marketing strategies, (b) creative services to design direct mail, email and online marketing, (c) printing and compiling of direct mail pieces into envelopes ready for mailing, (d) commingling services to sort mail produced for various customers by destination to achieve optimized postal savings and (e) business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, multiple-system operators ("MSO") (cable or direct-broadcast satellite TV systems), insurance and to a lesser extent subscription/services, healthcare, travel/hospitality and other. Direct mail is a critical piece of marketing for most of its customers who use direct mail to acquire new customers. Management believes that direct mail will remain an important part of its customers' strategy for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy. However, as discussed below, IWCO has adopted a Competitive Improvement Plan. This plan addresses the changing requirements of the customers and markets IWCO serves and the current competitive landscape. The CIP seeks to expand IWCO’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities.

During the three months ended April 30, 2021, as a result of changes in demand, we determined that goodwill in the Direct Marketing reporting unit was impaired and recorded an impairment charge of $25.7 million. It is possible that in future periods decreases in customer demand or volumes, customer attrition, or other potential changes in operations may increase the risk that goodwill and other intangible assets, which are only associated with the Direct Marketing segment, may become impaired.
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
As a large portion of the Supply Chain revenue comes from outsourcing services provided to clients such as retail products and consumer electronics companies, its operating performance has been and may continue to be adversely affected by declines in the overall performance within these sectors and uncertainty affecting the global economy. In addition, the drop in consumer demand for products of certain clients has had and may continue to have the effect of reducing our volumes and adversely affecting revenue, gross margin and overall operating results. Additionally, the markets for the Supply Chain services are generally very competitive, though we believe we have a compelling and differentiated offering due to the value-added services we provide, our commitment to client management and our global reach. We also face pressure from our clients to continually realize efficiency gains in order to help our clients maintain their profitability objectives. Increased competition and client demands for efficiency improvements may result in price reductions, reduced gross margins and, in some cases, loss of market share. In addition, our profitability varies based on the types of services we provide and the regions in which we perform them. Therefore, the mix of revenue derived from our various services and locations can impact our gross margin results. Also, form factor changes, which we describe as the reduction in the amount of materials and product components used in our clients' completed packaged product, can also have the effect of reducing our revenue and gross margin. As a result of these competitive and client pressures, the gross margins in our Supply Chain business are low.
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
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the nine months ended April 30, 2021 and 2020, the Company's ten largest clients accounted for approximately 55% and 56% of consolidated net revenue, respectively. One client from the computing market accounted for approximately 16% of the Company's consolidated net revenue for nine months ended April 30, 2021. One client from the insurance market accounted for approximately 10% of the Company's consolidated net revenue for nine months ended April 30, 2021. One client from the computing market accounted for approximately 17% of the Company's consolidated net revenue for the nine months ended April 30, 2020. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for the its clients, the Company expects to offset the adverse financial impact such factors may bring about.
Impact of COVID-19
In March 2020, the World Health Organization categorized the novel Coronavirus ("COVID-19") as a pandemic. The spread of the outbreak caused significant disruptions in certain sectors of the U.S. and global economies during 2020 and 2021, and many economists expect the impact will be significant during at least the remainder of calendar 2021. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. The effects of COVID-19 required temporary closures of certain of ModusLink's facilities for short periods of time during the fiscal year ended July 31, 2020. Additionally, although IWCO operated and continues to operate as an essential business, it has reduced operating levels and labor shifts due to lower sales volume during the current and prior fiscal year. As of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities.

To help mitigate the financial impact of the COVID-19 pandemic, during the prior fiscal year ended July 31, 2020, the Company initiated cost reduction actions, including waiver of board fees, hiring freezes, staffing and force reductions, Company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and Company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of the current fiscal year, and the majority of salary reductions were repaid prior to the quarter ended January 31, 2021. The Company continues to focus on cash management and liquidity, which includes reduction of discretionary spending, aggressive working capital management, strict approvals for capital expenditures and other actions. The Company will evaluate further actions if circumstances warrant.

As the situation surrounding COVID-19 continues to remain fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business for the remainder of calendar 2021 and beyond will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic, the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to demand for our businesses' products and services, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could also be adversely impacted by delays in payments of outstanding receivables beyond normal payment terms, supply chain disruptions and uncertain demand, and the effect of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. There is also no certainty that federal, state or local regulations regarding safety measures to address the spread of COVID-19 will not adversely impact the Company's operations.

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
Amendments to MidCap Credit Facility
On December 9, 2020, ModusLink entered into a First Amendment ("Amendment No. 1") to its credit agreement with MidCap Financial Trust ("MidCap") by and among ModusLink, certain of ModusLink's subsidiaries identified on the signature pages thereto, and MidCap as lender and agent.
Amendment No. 1 amends the MidCap credit agreement to permit special cash dividends to be made on or prior to July 31, 2021 in an aggregate amount not to exceed $50.0 million (the "Special Distributions") to the Company. Payment of the Special Distributions will eliminate the availability of the general dividend basket for the fiscal year ending July 31, 2021. Special Distributions totaling $40.0 million were made to the Company during the quarter ended January 31, 2021. In addition, Amendment No. 1 incorporates a new minimum liquidity financial covenant, which requires that the sum of excess availability under the MidCap credit agreement and the amount of qualified cash and cash equivalents of the borrower is not less than $3.0 million until the earlier of July 31, 2021 or the date on which the borrower has either distributed the maximum amount of the Special Distributions or waived the ability to make further Special Distributions. Among other things, Amendment No. 1 also increases the percentage of eligible accounts included in the borrowing base from 50% to 75% and amends the condition for borrowing of revolving loans after the effective date of Amendment No. 1 to require evidence that specified availability (the sum of excess availability and the difference between the borrowing base and the aggregate revolving loan commitments) is not less than $3.0 million prior to giving effect to any such borrowing.
On June 2, 2021, ModusLink entered into a Second Amendment to the MidCap credit agreement (“Amendment No. 2”) by and among ModusLink, certain of ModusLink’s subsidiaries, and MidCap as lender and agent. Amendment No. 2 amends the MidCap credit agreement to extend the time period for payment from ModusLink to the Company of special distributions to July 31, 2022. In addition, the unused line fee was increased to 0.65% in Amendment No. 2 and certain other technical amendments were incorporated.
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

IWCO Direct's Competitive Improvement Plan

On June 2, 2021, the Board of Directors of Steel Connect, Inc. approved a Competitive Improvement Plan (“CIP”) for its subsidiary IWCO Direct. This plan addresses the changing requirements of the customers and markets IWCO serves and the current competitive landscape. The CIP seeks to expand IWCO’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities.

The CIP contemplates a total investment of approximately $50 million over a 24 months-month period. The Company estimates the CIP cost will consist of approximately $36 million for digital press and insertion equipment and approximately $14 million for severance, employee retention, facilities optimization, and other implementation costs. The cost estimate does not include amounts for potential non-cash accelerated depreciation or asset impairment charges relating to facilities and equipment optimization. The timing and amount of the costs will depend on a number of factors.
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
Results of Operations
Three months ended April 30, 2021 compared to the three months ended April 30, 2020

Net Revenue:

	Three Months Ended April 30, 2021	As a % of Total Net Revenue	Three Months Ended April 30, 2020	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$102,351	67.4%	$98,284	55.4%	$4,067	4.1%
Supply Chain	49,434	32.6%	79,067	44.6%	(29,633)	(37.5)%
Total	$151,785	100.0%	$177,351	100.0%	$(25,566)	(14.4)%
Net revenue decreased by approximately $25.6 million during the three months ended April 30, 2021, as compared to the same period in the prior year. During the three months ended April 30, 2021, net revenue for the Direct Marketing segment increased by approximately $4.1 million primarily driven by higher volume, partially offset by a slightly lower average price per package mailed. The increase in net revenue was primarily associated with customers in the financial industry. Within the Supply Chain segment, net revenues decreased by approximately $29.6 million. This decrease in net revenue was primarily driven by lower volume associated with clients in the computing and consumer electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended April 30, 2021, as compared to the same period in the prior year.
Reduced customer demand or loss of a significant customer in either of our businesses could have a material adverse effect on the Company and its results of operations. During the three months ended April 30, 2021, and in the prior quarter, IWCO was informed by three of its significant customers that they would be transitioning their direct marketing services to other providers by the end of the fiscal year ending July 31, 2021. The customers who are transitioning their direct marketing spending to other companies accounted for approximately $10.9 million or 7.0% and $13.1 million or 7.0% of the Company’s revenues for the three months ended April 30, 2021 and year ended July 31, 2020, respectively.

Cost of Revenue:

	Three Months Ended April 30, 2021	As a % of Segment Net Revenue	Three Months Ended April 30, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$80,007	78.2%	$79,476	80.9%	$531	0.7%
Supply Chain	39,531	80.0%	64,405	81.5%	(24,874)	(38.6)%
Total	$119,538	78.8%	$143,881	81.1%	$(24,343)	(16.9)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of direct marketing and supply chain management services, as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2021 included materials procured on behalf of our supply chain clients of $22.6 million, as compared to $44.9 million for the same period in the prior year, a decrease of $22.3 million. Total cost of revenue decreased by $24.3 million for the three months ended April 30, 2021, as compared to the same period in the prior year, primarily due to decreased material and labor costs. Gross margin percentage for the current quarter increased to 21.2%, as compared to 18.9% in the prior year quarter, primarily due to customer mix, our focus on customer rationalization to improve profitability, as well as cost reduction initiatives in both segments.

Direct Marketing’s cost of revenue increased by $0.5 million during the three months ended April 30, 2021, as compared to the same period in the prior year. The increase was primarily due to increased material costs due to higher volume, partially offset by reduced labor and operating costs realized efficiency gains and favorable cost management initiatives. The Direct Marketing segment's gross margin percentage increased by 270 basis points to 21.8% for the three months ended April 30, 2021, as compared to 19.1% for the same period in the prior year. The increase in Direct Marketing segment’s gross margin percentage is primarily due to favorable changes in customer sales mix and Direct Marketing’s cost management initiatives.

Supply Chain’s cost of revenue decreased by $24.9 million during the three months ended April 30, 2021, as compared to the same period in the prior year. The decreased was primarily due to lower materials and labor costs as a result of lower sales volume. The Supply Chain segment's gross margin percentage increased by 150 basis points to 20.0% for the three months ended April 30, 2021, as compared to 18.5% for the same period in the prior year, primarily due to improved customer mix and decreased materials and labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended April 30, 2021.

Selling, General and Administrative Expenses:

	Three Months Ended April 30, 2021	As a % of Segment Net Revenue	Three Months Ended April 30, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$8,988	8.8%	$15,318	15.6%	$(6,330)	(41.3)%
Supply Chain	10,437	21.1%	8,127	10.3%	2,310	28.4%
Sub-total	19,425	12.8%	23,445	13.2%	(4,020)	(17.1)%
Corporate-level activity	1,980		2,427		(447)	(18.4)%
Total	$21,405	14.1%	$25,872	14.6%	$(4,467)	(17.3)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs and public reporting costs. Selling, general and administrative expenses during the three months ended April 30, 2021 decreased by approximately $4.5 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Direct Marketing segment decreased by $6.3 million primarily due to a net decrease of $5.0 million in certain tax liabilities as well as due to decreases in most expense categories as a result of the COVID-19 pandemic response. Selling, general and administrative expenses for the Supply Chain segment increased primarily due to an increase in costs associated with the information technology function. Corporate-level activity increased primarily due to a decrease in employee-related expenses. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended April 30, 2021.
Goodwill Impairment Charge:
During the three months ended April 30, 2021, the Company recorded a non-cash pre-tax goodwill impairment charge of $25.7 million for the Direct Marketing segment. The Company did not record any impairment charge during the same period in the prior fiscal year.
Amortization of Intangible Assets:
The intangible asset amortization expense of $4.2 million and $6.5 million, during the three months ended April 30, 2021 and 2020, respectively, relates to customer relationships acquired by the Company in connection with its acquisition of IWCO. Amortization expense decreased, compared to the prior year comparable period, as the customer relationship intangible assets are amortized using an accelerated method, which reflects the pattern in which we receive the economic benefit of the asset.
Interest Expense:
During the three months ended April 30, 2021 and 2020, interest expense totaled approximately $7.8 million and $8.5 million, respectively. The lower interest expense in the current year period is primarily due to lower average outstanding debt balances.
Other (Losses) Gains, Net:
Other (losses) gains, net are primarily composed of foreign exchange gains and losses. The Company recorded $0.2 million and $2.7 million of foreign exchange gains during the three months ended April 30, 2021 and 2020, respectively.
Income Tax Expense:
During the three months ended April 30, 2021, the Company recorded income tax expense of approximately $1.0 million, as compared to income tax expense of $1.5 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Nine months ended April 30, 2021 compared to the nine months ended April 30, 2020

Net Revenue:

	Nine Months Ended April 30, 2021	As a % of Total Net Revenue	Nine Months Ended April 30, 2020	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$299,214	62.6%	$354,404	57.4%	$(55,190)	(15.6)%
Supply Chain	178,552	37.4%	263,552	42.6%	(85,000)	(32.3)%
Total	$477,766	100.0%	$617,956	100.0%	$(140,190)	(22.7)%
Net revenue decreased by approximately $140.2 million during the nine months ended April 30, 2021, as compared to the same period in the prior year. During the nine months ended April 30, 2021, net revenue for the Direct Marketing segment decreased by approximately $55.2 million primarily driven by lower sales volume. The decrease in net revenue was primarily associated with customers in the financial and MSO industries. Within the Supply Chain segment, net revenues decreased by approximately $85.0 million. This decrease in net revenue was primarily driven by lower volume associated with clients in the computing and consumer electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the nine months ended April 30, 2021, as compared to the same period in the prior year.

Cost of Revenue:

	Nine Months Ended April 30, 2021	As a % of Segment Net Revenue	Nine Months Ended April 30, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$229,939	76.8%	$278,696	78.6%	$(48,757)	(17.5)%
Supply Chain	139,262	78.0%	216,295	82.1%	(77,033)	(35.6)%
Total	$369,201	77.3%	$494,991	80.1%	$(125,790)	(25.4)%
Cost of revenue for the nine months ended April 30, 2021 included materials procured on behalf of our supply chain clients of $86.2 million, as compared to $151.6 million for the same period in the prior year, a decrease of $65.4 million. Total cost of revenue decreased by $125.8 million for the nine months ended April 30, 2021, as compared to the same period in the prior year, primarily due to decreased material and labor costs. Gross margin percentage for the nine months ended April 30, 2021 increased to 22.7%, as compared to 19.9% in the prior year quarter, primarily due to favorable changes in sales mix, our focus on customer rationalization to improve profitability, as well as cost reduction initiatives in both segments to offset the impact of COVID-19.
Direct Marketing’s cost of revenue decreased by $48.8 million during the nine months ended April 30, 2021, as compared to the same period in the prior year. The decrease was primarily due to decreased material and labor costs as a result of lower volume. The Direct Marketing segment's gross margin percentage increased by 180 basis points to 23.2% for the nine months ended April 30, 2021, as compared to 21.4% for the same period in the prior year, primarily due to favorable changes in customer sales mix and the Company's aggressive measures to manage labor and reduce discretionary spend. Supply Chain's cost of revenue decreased by $77.0 million during the nine months ended April 30, 2021, as compared to the same period in the prior year. The decrease was primarily due to decreased material and labor costs due to lower volume. The Supply Chain segment's gross margin percentage increased by 410 basis points to 22.0% for the nine months ended April 30, 2021, as compared to 17.9% for the same period in the prior year, primarily due to improved sales mix towards higher margin services. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the nine months ended April 30, 2021.

Selling, General and Administrative Expenses:

	Nine Months Ended April 30, 2021	As a % of Segment Net Revenue	Nine Months Ended April 30, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$33,319	11.1%	$42,610	12.0%	$(9,291)	(21.8)%
Supply Chain	29,716	16.6%	28,449	10.8%	1,267	4.5%
Sub-total	63,035	13.2%	71,059	11.5%	(8,024)	(11.3)%
Corporate-level activity	7,038		8,205		(1,167)	(14.2)%
Total	$70,073	14.7%	$79,264	12.8%	$(9,191)	(11.6)%

Selling, general and administrative expenses during the nine months ended April 30, 2021 decreased by approximately $9.2 million, as compared to the same period in the prior year. Selling, general and administrative expenses for the Direct Marketing segment decreased as compared to the same period in the prior year, primarily due to a decrease in employee-related costs, sales and marketing, and other expenses. Selling, general and administrative expenses for the Supply Chain segment increased primarily due to an increase in costs associated with the information technology function. Corporate-level activity decreased primarily due to lower employee-related costs. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the nine months ended April 30, 2021.
Goodwill Impairment Charge:
During the nine months ended April 30, 2021, the Company recorded a non-cash pre-tax goodwill impairment charge of $25.7 million for the Direct Marketing segment. The Company did not record any impairment charge during the same period in the prior fiscal year.
Amortization of Intangible Assets:
The intangible asset amortization expense of $16.1 million and $20.7 million, during the nine months ended April 30, 2021 and 2020, respectively, relates to trademarks, tradenames and customer relationships acquired by the Company in connection with its acquisition of IWCO. Amortization expense decreased because the trademarks and tradenames were fully amortized in December 2020, and there was lower amortization expense with respect to the customer relationship intangible assets. The customer relationship intangible assets are amortized using an accelerated method, which reflects the pattern in which we receive the economic benefit of the asset.
Interest Expense:
During the nine months ended April 30, 2021 and 2020, interest expense totaled approximately $23.4 million and $26.4 million, respectively. The lower interest expense in the current year period is primarily due to lower average outstanding debt balances.
Other (Losses) Gains, Net:
Other (losses) gains, net are primarily composed of foreign exchange gains and losses. The Company recorded $3.6 million of foreign exchange losses during the nine months ended April 30, 2021, as compared to $2.4 million of foreign exchange gains in the same period in the prior year.
Income Tax Expense:
During the nine months ended April 30, 2021, the Company recorded income tax expense of approximately $2.7 million, as compared to income tax expense of $4.0 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.
Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As of April 30, 2021, the Company's primary source of liquidity consisted of cash and cash equivalents of $97.6 million, which include balances held in certain foreign jurisdictions. Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017, there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.

As of April 30, 2021, we had $25.0 million and $5.2 million of borrowing capacity available under our Direct Marketing and Supply Chain credit facilities, respectively. There were no outstanding borrowings under either credit facility as of April 30, 2021. The Company was in compliance with all financial covenants in its credit facilities and other debt agreements as of April 30, 2021. The Company continually monitors compliance with the covenants under the Finance Agreement (defined below).

Cerberus Credit Facility

On December 15, 2017, the Company entered into a Financing Agreement (the "Financing Agreement"), by and among the Company, Instant Web, LLC, a Delaware corporation and wholly-owned subsidiary of IWCO (the "Borrower"), IWCO and certain of IWCO's subsidiaries (together with IWCO, the "Guarantors"), the lenders from time to time party thereto and Cerberus, as collateral agent and administrative agent for the lenders. The Company is not a borrower or a guarantor under the Financing Agreement. The Financing Agreement provides for a $393.0 million term loan facility (the "Cerberus Term Loan") and a $25.0 million revolving credit facility (the "Revolving Facility") (together, the "Cerberus Credit Facility").

The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for agreements of this type. These covenants include a covenant with respect to the maximum ratio of indebtedness to consolidated EBITDA (as defined in the Finance Agreement) that will apply if IWCO’s liquidity (as defined in the Finance Agreement) is less than $14.5 million at the end of the calendar quarter. As of April 30, 2021, IWCO’s liquidity was greater than $14.5 million, so the indebtedness to EBITDA covenant did not apply. However, if IWCO’s liquidity had been less than $14.5 million, it may not have met this covenant. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which the loans and obligations under the Financing Agreement bear interest. During the fiscal year ended July 31, 2020, the Company did not trigger any of these covenants. As of April 30, 2021, IWCO had a readily available borrowing capacity under its Revolving Facility of $25.0 million. As of April 30, 2021, IWCO did not have any balance outstanding on the Revolving Facility.
Cash Flows Information
Consolidated working capital deficit was $1.4 million as of April 30, 2021, as compared to $26.4 million at July 31, 2020. Included in the working capital deficit were cash and cash equivalents of $97.6 million as of April 30, 2021 and $75.9 million at July 31, 2020. The decrease in the working capital deficit was primarily driven by higher cash and cash equivalents, and lower accounts payable.
We generated cash of $21.0 million from operating activities during the nine months ended April 30, 2021, a decrease of $39.0 million compared with $60.1 million generated during the nine months ended April 30, 2020. The decrease was primarily due lower gross profit and a reduction in funds held for clients.
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
We used cash of $2.6 million and $11.3 million in investing activities during the nine months ended April 30, 2021 and 2020, respectively, primarily related to capital expenditures. The decrease was primarily due to reduced capital spending as the result of the COVID-19 pandemic.
We used cash of $7.8 million in financing activities during the nine months ended April 30, 2021 primarily due to $6.1 million in payments of long-term debt and $1.6 million in payments of preferred dividends. We generated cash of $13.4 million from financing activities during the nine months ended April 30, 2020, which includes cash provided by $19.0 million net borrowings under the Company’s revolving lines of credit, partially offset by $3.1 million in payments of long-term debt,$1.6 million in payments of preferred dividends and $0.9 million in payments for financing the MidCap credit agreement.
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
Critical Accounting Policies Update
During the three months ended April 30, 2021, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

The carrying value of goodwill is not amortized, but is tested for impairment annually as of June 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended April 30, 2021, IWCO was informed by two significant customers that they would be transitioning their direct marketing services to other providers by the end of the fiscal year ending July 31, 2021 and another customer that it would have significantly lower volumes of sales in at least the next fiscal quarter ending July 31, 2021. In connection with its quarterly close procedures, the Company assessed the anticipated negative impact on revenue and earnings from these changes in demand, along with the previously reported notification of another significant customer transitioning its direct marketing services to another company, and determined these factors were indicators that goodwill and other long-lived assets may be impaired. The customers who are transitioning their direct marketing spending to other companies accounted for approximately $10.9 million or 7.0% and $13.1 million or 7.0% of the Company’s revenues for the three months ended April 30, 2021 and 2020, respectively. As a result, the Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of April 30, 2021. The Company determined that the goodwill was impaired, and recorded a non-cash impairment charge of $25.7 million for the three months ended April 30, 2021.

The fair value of the Direct Marketing reporting unit was calculated using a discounted cash flow model (a form of the income approach) using the Company's current projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the duration and expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis include, but are not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows are based on current economic climates, recent operating results and planned business strategies. These estimates could be negatively affected by decreased customer demand for IWCO's services, changes in regulations, further economic downturns, increased customer attrition or an inability to execute IWCO's business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met, the Company may have to record impairment charges in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of April 30, 2021.
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
There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There can be no assurance that the proposed transaction between us and Steel Holdings will be agreed upon, approved and ultimately consummated and the terms of any such transaction may differ materially from those originally proposed by Steel Holdings.
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
We also cannot predict the timing, final structure or other terms of any potential transaction and the terms of any such transaction may differ materially from those originally proposed by Steel Holdings. The pendency of any such proposed transaction may have had and may continue to have, an adverse impact on the market price of our common stock. In addition, we expect to incur a number of non-recurring transaction-related costs associated with negotiating the proposed transaction.

Changes in our relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on our business.

We depend on a small number of clients for a substantial portion of our business. For the fiscal year ended July 31, 2020, the Company's ten largest clients accounted for approximately 57% consolidated net revenue and one Supply Chain client accounted for approximately 17% of the Company's consolidated net revenue for the fiscal year ended July 31, 2020. For the nine months ended April 30, 2021, the Company's ten largest clients accounted for approximately 55% of consolidated net revenue.

One Supply Chain client from the computing market accounted for approximately 16% of the Company's consolidated net revenue for nine months ended April 30, 2021, and one Direct Marketing client from the insurance market accounted for approximately 10% of the Company's consolidated net revenue for nine months ended April 30, 2021. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Changes in relationships with significant clients may require us to evaluate our goodwill, other intangible assets and other long-lived assets for impairment, which may require us to record an impairment charge. Decreases in client demand or volumes or loss of business from one or more of these client could have a material adverse impact on our business, financial condition or results from operations. Refer to the "Critical Accounting Policies Update" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Note applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*
Second Amendment, dated as of June 2, 2021, to Credit and Security Agreement, dated December 31, 2019, by and among ModusLink Corporation, Sol Holdings, Inc., Saleslink Mexico Holding Corp. and Midcap Financial Trust.

10.2
Separation and General Release Agreement, dated April 17, 2021, between Steel Services Ltd. and Douglas B. Woodworth (incorporated by reference to Exhibit 10.1 to Steel Connect, Inc.’s Current Report on Form 8-K, filed April 19, 2021).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended April 30, 2021 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2021 and July 31, 2020, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2021 and 2020 (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended April 30, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended April 30, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2021 and 2020 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: June 3, 2021	By:	/S/ JASON WONG
Jason Wong
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)