Form 10-K
period 2021-07-31
Steel Connect, Inc.
filed 2021-10-29
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2021

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $68.0 million.

On October 1, 2021, the Registrant had 60,437,486 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Unless earlier included in an amendment to this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Company's 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

STEEL CONNECT, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JULY 31, 2021

As used in this Form 10-K (this “Report” or this “Form 10-K”), unless the context otherwise requires, the terms "we," "us," "our," "Steel Connect" and the "Company" refer to Steel Connect, Inc., a Delaware corporation, together with its consolidated subsidiaries.

All dollar amounts used in this Report are in thousands, except for common share and per common share data, unless otherwise indicated.

PART I

FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information. Factors that could cause actual results to differ materially from those reflected in the forward- looking statements include, but are not limited to: negative industry trends or changes in relationships with significant clients; change in client demands for direct mail marketing services and our ability to keep pace with marketing industry trends; our ability to achieve and sustain operating profitability; declines in our business sectors or in consumer demand generally; adverse impacts from the novel coronavirus (“COVID-19”) pandemic; fluctuation of our operating results and potential resulting volatility in the price of our stock; potential impairment, misappropriation or theft of the client funds we hold in connection with supply chain services; our ability to maintain adequate levels of inventory; our ability to raise or access capital for future funding source needs; our ability to increase operational efficiencies; the loss of essential employees or personnel, particularly for IWCO Direct’s production operations; our failure to achieve the expected benefits of our restructuring plan for IWCO Direct; our ability to identify, manage, complete and integrate acquisitions; risks associated with conducting business outside of the U.S.; potential damage, misappropriation or stolen physical or intellectual property of our clients while in our possession; significant disruptions in, or breach of security of, our technology systems; material impacts as a result of pending litigation against us; risks related to our tax rates; our ability to realize the benefits of our net operating loss carry-forwards and other tax benefits; potential liabilities resulting from federal, state and foreign tax audits; uncollected or unpaid sales taxes; our ability to comply with stock exchange requirements; the significant influence over our management and affairs by our controlling shareholder; conflicts of interest among members of our Board as a result of their positions with our affiliates; our ability to service our debt without restricting our business operations; and those factors discussed in Item 1A of this report, "Risk Factors," and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We do not undertake any obligation to update forward- looking statements whether as a result of new information, future events or otherwise.

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

RISK FACTORS SUMMARY

Our business faces significant risks. In addition to the summary below, you should carefully review the factors described in "Risk Factors" in Part I, Item 1A of this Report. Summary of the risks that might cause actual results to differ from our expectations include, but are not limited to the following:

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

•Changes in our relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on our business.

•If the demand for direct mail marketing services or supply chain marketing services decline, or if we are unable or do not effectively integrate new or emerging marketing industry trends into our services and offerings, our revenue and results of operations could be adversely affected.
•We may have difficulty achieving and sustaining operating profitability, and if that depletes our working capital balances, our business could be materially and adversely affected.
•Because most of our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue materially and adversely affect our financial results.
•A decline in our key business sectors or a reduction in consumer demand generally could have a materially adverse effect on our business.
•The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks, to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
•Our business sectors are subject to intense competition.
•Our operating results may fluctuate due to a number of factors, many of which are beyond our control, causing volatility in the price of our common stock.
•The funds held for clients may be subject to credit risk, impairment, misappropriation or theft, and any such incident could result in harm to our clients and damage to our brand.
•We must maintain adequate levels of inventory in order to meet client needs, which presents risks to our financial position and operating results.
•We may have problems raising or accessing capital we need in the future.
•We may encounter problems in our efforts to increase operational efficiencies.
•Loss of essential employees or an inability to recruit and retain personnel could have a significant negative impact on our business.
•We may not achieve some or all of the expected benefits of our restructuring plans or they may adversely affect our business.
•We may not be able to identify, manage, complete and integrate acquisitions and achieve anticipated synergies and benefits.
•The Supply Chain business conducts business outside of the U.S., which exposes the Company to additional risks not typically associated with companies that operate solely within the U.S.
•The physical or intellectual property of our clients may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to potential litigation and other adverse consequences.
•A significant disruption in, or breach in security of, our technology systems could adversely affect our business.
•Litigation pending against us could materially impact our business and results of operations.

RISKS RELATED TO TAXATION

•We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, "NOLs" or "Tax Benefits").
•There may be adverse effects on the value of your investment from our use of the Protective Amendment and Tax Plan.
•We are subject to federal, state and foreign tax audits, which could result in the imposition of liabilities that may or may not have been reserved, and changes in our provision for income taxes.
•We may be subject to state sales taxes that we have not paid, or collected from our customers or reserved for on our financial statements, which could materially and adversely affect our business, financial condition and operating results.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

•Our failure to maintain compliance with Nasdaq's continued listing requirements could result in the delisting of our common stock.
•SPH Group Holdings LLC and its affiliates own a majority of the voting power of our capital stock and have significant influence over our corporate decisions.
•Members of our Board also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.
•There can be no assurance that the proposed transaction between us and Steel Holdings will be agreed upon, approved and ultimately consummated and the terms of any such transaction may differ materially from those originally proposed by Steel Holdings.
•Our Board may choose to effect a reverse split of the issued and outstanding shares of our common stock at the ratio of one-for-ten, the effects of which we cannot predict with certainty and which may be materially adverse to the value of your investment in our common stock.

RISKS RELATED TO OUR INDEBTEDNESS

•Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service, refinance or repay our debt.
•Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
•The debt agreements governing our indebtedness contain restrictive covenants that will restrict our operational flexibility and require that we maintain specified financial covenants. If we cannot comply with these covenants, we may be in default under either or both the debt agreements.
•Changes in reference interest rates could adversely affect our results from operations and financial condition.

GENERAL RISKS FACTORS

•An increase in our effective tax rate may adversely impact our results of operations.

ITEM 1.— BUSINESS

The Company operates through its wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO Direct" or "Direct Marketing") and ModusLink Corporation ("ModusLink" or "Supply Chain"). The Company previously operated under the names ModusLink Global Solutions, Inc., CMGI, Inc., and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

IWCO Direct is a leading provider of data-driven marketing solutions, driving response across all marketing channels and measurable improvements to its customers’ return on marketing investment. With a more than 50-year legacy of printing and mailing services, IWCO Direct's full range of expanded marketing services includes strategy, creative services, and execution for omnichannel marketing campaigns, along with one of the industry's most sophisticated postal logistics strategies for direct mail. Through Mail-Gard®, IWCO Direct offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services. IWCO Direct's services include: (a) development of direct mail and omnichannel marketing strategies, (b) creative services to design direct mail, email, and online marketing, (c) printing and compiling of direct mail pieces into envelopes ready for mailing, (d) commingling services to sort mail produced for various customers by destination to achieve optimized postal savings, and (e) business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, multiple-system operators ("MSO") (cable or direct-broadcast satellite TV systems), insurance, as well as subscription/services, healthcare, travel/hospitality, retail, not-for-profit, and others. Direct mail is a critical piece of marketing for most of IWCO Direct’s clients, who use direct mail to acquire new customers, deepen the sales cycle, and maintain customer loyalty. Management believes that direct mail will remain an important part of its customers' strategy for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.

On June 2, 2021, the Board approved a Competitive Improvement Plan (“CIP”) for IWCO Direct, which addresses the changing requirements of its customers and markets it serves, as well as the current competitive landscape. The CIP seeks to expand IWCO Direct’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities. The CIP contemplates a total investment of approximately $54 million primarily over a 24-month period. The Company estimates the CIP cost will consist of approximately: (1) $38 million for digital press and insertion equipment, and technology build out cost (of which approximately $34 million in lease/purchase agreements were entered into subsequent to year-end), and (2) $16 million for severance, employee retention, facilities optimization, and other implementation costs. In addition, the Company expects to incur approximately $12 million for non-cash accelerated depreciation expense. The cost estimates do not include amounts for potential non-cash asset impairment charges relating to facilities and equipment optimization. The timing and amount of the costs will depend on a number of factors.

ModusLink is an end-to-end global supply chain solutions and e-commerce provider serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail. ModusLink designs and executes critical elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. ModusLink also produces and licenses an entitlement management solution powered by its enterprise-class Poetic software, which offers a complete solution for activation, provisioning, entitlement subscription, and data collection from physical goods (connected products) and digital products. ModusLink has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia.

Steel Holdings Expression of Interest

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

The transaction, as proposed, is subject to negotiation. Any definitive agreement with respect to such transaction is subject to approval by the board of directors of Steel Holdings, the Board and shareholders. Such definitive agreement would be expected to contain customary closing conditions, including standard regulatory notifications and approvals.

As a result, we cannot predict whether the terms of such transaction will be agreed upon by Steel Holdings and the Board's special committee for recommendation to their respective boards of directors, for approval of the transaction or whether any such transactions would be approved by the requisite votes of our shareholders.

We also cannot predict the timing, final structure or other terms of any potential transaction and the terms of any such transaction may differ materially from those originally proposed by Steel Holdings. The pendency of any such proposed transaction may have had and may continue to have an adverse impact on the market price of our common stock. In addition, we expect to incur a number of non-recurring, transaction-related costs associated with negotiating the proposed transaction.

Products and Services

IWCO Direct's revenue primarily comes from fully integrated, end-to-end production execution services for complex, data-driven direct marketing programs. Print-to-mail recovery services are provided by the Company's Mail-Gard® division which also provides production overflow services for its clients. In addition, IWCO Direct's omnichannel practice helps clients combine physical mail with web, email, social and mobile platforms to maximize return on marketing investment.

IWCO Direct's core solutions include: end-to-end services for paper-based direct marketing and omnichannel marketing campaigns. These solutions include strategy, data analytics, response analysis, creative services, lithographic and digital printing, envelope printing and converting, component manufacturing, promotional cards (manufacturing, personalization and affixing), data processing and hygiene, content and asset management, personalization, lettershop and bindery, and postal optimization, including comprehensive commingling and logistics management.

ModusLink's revenue primarily comes from sales of adaptive supply chain services to its clients. Among ModusLink's core supply chain services are packaging, kitting & assembly, fulfillment, digital commerce and reverse logistics.

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

Reportable Segments

The Company has determined that it has two reportable segments: Direct Marketing and Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, notes payables, and other assets and liabilities, which are not identifiable to the operations of the Company's reportable segments. Certain reportable segment information, including revenue, profit (loss) and asset information, is set forth in Note 21 of the accompanying notes to consolidated financial statements included in Item 8 below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

Technology Infrastructure

IWCO Direct has dual redundant data centers located in our Minnesota and Pennsylvania locations. These data centers have been architected to provide full resiliency and security to enable IWCO Direct optimal and always-on computing resources to support its enterprise business applications and complex data processing required by its customers. IWCO Direct's information security practice is audited and certified annually against ISO-27001, HiTrust, PCI and HIPAA controls and standards. IWCO Direct has fully integrated and enterprise class business systems including an industry specific enterprise resource planning ("ERP") system that has been customized to support IWCO Direct's unique business flows. These business systems provide end-to-end tracking and visibility to both front end business support functions as well as to our entire manufacturing operation.

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

Competitors for our print/mail products and services include printers, envelope manufacturers and commercial lettershops (i.e., mail service providers). Competitors for our Marketing Services practice include internal and external agencies and data analytics companies.

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

The Company believes that the principal competitive factors in its market are quality and range of solutions and services, technological capabilities, costs, location of facilities, responsiveness and adaptability. With ModusLink's set of supply chain services, global footprint, strong client service acumen and its integrated global supply chain digital commerce services, the Company believes that it is well positioned to compete in each of the markets it serves, while expanding across various industry subsets. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business, Operations and Industry—Our business is subject to intense competition.” For more information, see “Item 1A. Risk Factors—Risks Related to Our Business, Operations and Industry—Our business is subject to intense competition.”

Clients

A limited number of clients account for a significant percentage of the Company's consolidated net revenue. For the fiscal years ended July 31, 2021 and 2020, the Company's 10 largest clients accounted for approximately 52% and 57% of consolidated net revenue, respectively. One client, associated with the Supply Chain segment, accounted for 16% and 17% of the Company's consolidated net revenue for the fiscal years ended July 31, 2021and 2020, respectively. Another client, associated with the Direct Marketing segment, accounted for approximately 11% and 8% of the Company's consolidated net revenue for the fiscal years ended July 31, 2021and 2020, respectively. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2021. In general, the Company does not have many agreements which obligate any client to buy a material amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The Company sells its services to its clients primarily on a purchase order basis, which is subject to demand variability. As such, the loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive a majority of its consolidated operating revenue from sales to a small number of clients.

There can be no assurance that revenue from key clients will not decline in future periods.

Resources

The primary raw materials we use in our Direct Marketing business are paper and ink. At this time, Direct Marketing’s supply of raw materials is readily available from numerous vendors; however, based on market conditions that could change in the future. We negotiate with leading suppliers to maximize our purchasing efficiencies. Variations in the cost and supply of certain paper grades and ink formulations used in our production processes may affect our consolidated financial results. Paper prices have fluctuated over the past few years and we expect continued volatility in the foreseeable future. Direct Marketing is generally able to pass along most increases in cost through to its clients although in many cases there is a delay based on terms within individual client contracts. We believe contractual arrangements and industry practice will support our continued ability to pass on all future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so. We believe that there may be future shortfalls of the supplies necessary to meet the demands of the entire marketplace. Higher paper prices and limited paper supplies may have an impact on fulfilling clients’ demand for printed products. We have undertaken various strategic initiatives to mitigate any foreseeable supply disruptions with respect to our paper requirements.

The Company purchases and maintains adequate levels of inventory in order to meet client needs on a timely basis. The Company has no guaranteed price, quantity or delivery agreements with its suppliers. Because of the diversity of its services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide variety of raw materials needed for its operations.

The Company relies upon a combination of patent, trade secret, copyright and trademark laws to protect our intellectual property. From time to time, we develop new trade secrets and other intellectual property or obtain intellectual property through acquisition activities. Our businesses are not substantially dependent on any single or group of patents, trademarks, copyrights or licenses.

International Operations

In addition to its North American operations, Supply Chain conducts business in several countries, including Mainland China, the Czech Republic, the Netherlands, Ireland and Singapore, among others. IWCO Direct does not currently have international operations. During the years ended July 31, 2021 and 2020, revenues from our foreign operations accounted for approximately 27% and 33% of total revenues, respectively.

The Company's international operations increase its exposure to U.S. and foreign laws, regulations and labor practices, which are often complex and subject to variation and unexpected changes with which the Company must comply. A substantial portion of our international business is conducted in Mainland China, where we face (i) the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in Mainland China by foreign companies, (ii) potential limitations on the repatriation of cash, (iii) and foreign currency fluctuation. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business, Operations and Industry—The Supply Chain business conducts business outside of the U.S., which may expose the Company to additional risks not typically associated with companies that operate solely in the U.S.”

Human Capital Management

Steel Connect’s approximately 3,120 employees worldwide represent our most important asset. We are committed to creating workplace environments that are ethical, diverse, inclusive, and just, which go beyond simply complying with workplace laws.

Human capital management is a key driver of the Company's success, and we are committed to a work environment in which everyone is treated fairly with dignity and respect. This is supported by our Code of Business Conduct and Ethics, which establishes the baseline requirements of our integrity and compliance program. Our core values are Teamwork, Respect, Integrity and Commitment. By embracing these core values, the Company strives to create an environment where its employees can all be productive, innovative and true to themselves.

The following programs are crucial to support and work to improve the Company's workplace environment:

•Steel Grow Program: The Company participates in the Steel Grow initiative which: (1) formalizes employee development throughout the Company with the goal of identifying its high performing employees and (2) recruits, retains and rewards the best talent available for the Company, in each case, without discrimination or harassment on the basis of race, color, religion, age, gender, gender identity, sexual orientation, national origin, citizenship, disability, marital status, pregnancy (including unlawful discrimination on the basis of a legally protected pregnancy/maternity leave), veteran status, genetic information or any other characteristic protected by law. Management is committed to promoting from within when the opportunity is right for the employee and the Company.

•Diversity, Equity and Inclusion Program: In 2020, we conducted a comprehensive Diversity, Equity and Inclusion review in the U.S. with plans for a comprehensive global rollout in 2021. Guided by our core values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential individually and as a company.

•Steel Wellness Council: Our Steel Wellness Council, with representatives from all our businesses, focuses on sharing best practices that maximize the overall wellness of employees, empowering them to help create positive change in communities where we work and live. Our initiatives include mental, physical and financial well-being along with healthcare education and community support. Community support includes using our coaching system to enhance the education of our employees who coach and lead children in our communities.

•Steel Environmental Health and Safety Council: The Steel Environmental Health and Safety Council is comprised of the health and safety teams at the Company's affiliate companies and representatives from the legal and human resources departments who are dedicated to the safety of our people.

Employee Safety and Well Being

The COVID-19 pandemic continues to impact lives and businesses worldwide, and the Company continues to take actions to ensure its employees' health and safety. Many of our office workers continue to telecommute; however, where our workers continue at our facilities, the Company has established a number of safety protocols as situations and local requirements dictate. Our COVID-19 Task Force meets regularly to share good practices and create risk mitigation plans and resource guides to safeguard our employees and their families.

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

The Company's common shares are listed on the Nasdaq Capital Market under the symbol "STCN." Our business address is 2000 Midway Lane, Smyrna, Tennessee 37167, and our telephone number is (914) 461-1276. The Company's internet website is www.steelconnectinc.com. The Company makes available, free of charge, through its Internet website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, directors and officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company's website. Information contained on the Company's website is not included as part of, or incorporated by reference into, this Report.

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

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

Changes in our relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on our business.

We depend on a small number of clients for a substantial portion of our business. For the fiscal years ended July 31, 2021 and 2020, the Company's 10 largest clients accounted for approximately 52% and 57% of consolidated net revenue, respectively. One Supply Chain client accounted for approximately 16% and 17% of the Company's consolidated net revenue for the fiscal years ended July 31, 2021and 2020, respectively and one Direct Marketing client, accounted for 11% and 8% of the Company's consolidated net revenue for the fiscal years ended July 31, 2021and 2020, respectively. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2021 and 2020.

In general, the Company does not have any agreements which obligate any client to buy a material amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Changes in relationships with significant clients may require us to evaluate our goodwill, other intangible assets and other long-lived assets for impairment, which may require us to record an impairment charge. Decreases in client demand or volumes or loss of business from one or more of these clients could have a materially adverse impact on our businesses, financial condition or results from operations. For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

If the demand for direct mail marketing services or supply chain management services decline, or if we are unable or do not effectively integrate new or emerging marketing industry trends into our services and offerings, our revenue and results of operations could be adversely affected.

Customer traffic and demand for our direct mail marketing solutions and supply chain management services may be influenced by changing consumer demands and industry trends. Although direct mail remains a critical piece of our customers’ marketing spend, some of our competitors may expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Furthermore, we may not effectively develop or implement strategies with respect to rapidly evolving industry trends, including direct marketing or digital communication channels and outsourcing supply chain management services, among other business practices. If our marketing efforts are not as successful or cost-effective as anticipated, our revenue and results of operations could be adversely affected.

We may have difficulty achieving and sustaining operating profitability, and if that depletes our working capital balances, our business could be materially and adversely affected.

For the fiscal years ended July 31, 2021 and 2020, we reported an operating loss of $12.8 million and operating income of $32.4 million, respectively. Although we have reduced our cost of revenues as a percentage of revenue (a key focus of our restructuring activities is to reduce operating costs), we anticipate that we will continue to incur significant fixed operating expenses in the future within both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, there can be no assurance that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. Our consolidated working capital deficit was $4.6 million at July 31, 2021. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances, and our business could be materially adversely affected.

Because most of our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue materially and adversely affect our financial results.

Our contracts generally do not include material minimum purchase requirements, and we sell primarily on a purchase order basis. Therefore, our sales are subject to unpredictable variability by our clients and have fluctuated historically. These fluctuations may continue, sometimes materially, from year to year and even from quarter to quarter. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users of Supply Chain customers, as well as individual client strategies, the introduction of new technologies, the desire of our clients to reduce their exposure to any single supplier and general economic conditions impacting both of our operating segments. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products or insufficient capacity at our sites, or alternatively, we may have excess inventory or excess capacity, either of which may have a materially adverse effect on our business, financial position and operating results.

A decline in our key business sectors or a reduction in consumer demand generally could have a materially adverse effect on our business.

A large portion of our Supply Chain business revenue comes from clients in the technology and consumer products sectors, which is intensely competitive and subject to rapid changes. A reduction or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic or a significant natural disaster (including as a result of climate change) or from supply chain issues, a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs, or a decrease in demand for our services could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. There is currently a market shortage of semiconductor and other electrical component supplies, which has affected, and could further affect, our Supply Chain clients in the computing and consumer electrical markets and, consequently, their demand for our offerings. We expect these supply chain challenges to continue through at least the first half of fiscal 2022 and potentially into the second half of fiscal 2022 or later. During periods of component shortages for our clients, we may also encounter reduced client demand, and accordingly, our revenue and profitability could suffer until other component sources can be developed.

A large portion of our Direct Marketing business revenue is generated from clients in the insurance, MSO, financial services and subscription services products sectors, which may be subject to fluctuations in overall economic conditions. In addition, industry changes, such as the increasing use of digital over physical marketing capabilities and the dissemination of promotional and marketing materials through evolving digital channels, could lessen the demand for certain of our services we currently provide. Declines in the overall performance of the technology and consumer products sectors have in the past and could in the future adversely affect the demand for supply chain management services and reduce our revenue and profitability from these clients. The recent uncertainty in the economy and other factors have resulted in decreased demand for our clients' products and reduction in demand for our marketing solutions, which have had an adverse effect on our business, financial position and operating results.

The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks, to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and the impact may continue to be significant during the rest of the calendar year and potentially beyond. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. For the fiscal year 2020, COVID-19 required temporary closures of certain of ModusLink's facilities. Additionally, although IWCO Direct operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume.

The Company's results of operations, including sales volume, were adversely affected by COVID-19 during the years ended July 31, 2021 and 2020. The COVID-19 pandemic or other epidemics or outbreaks of infectious diseases could materially adversely impact the Company's results of operations, financial condition and liquidity in several ways. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•impair the Company's ability to manage day-to-day service and product delivery;
•continue to impact customer demand of our businesses' products and services;
•cause disruptions in or closures of the Company's operations or those of its customers and suppliers (as of the filing of this Form 10-K, all of the Company's facilities were open and able to operate at normal capacities);
•cause the Company to experience an increase in costs as a result of the Company's emergency measures, delayed payments from customers and uncollectible accounts;
•cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation of our businesses;
•cause limitations on the Company's employees' ability to work and travel;
•impact availability of qualified personnel;
•increase cybersecurity risks as remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and
•cause other unpredictable events.

As the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business in fiscal 2022 will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic (including the advent of variants and the impact of vaccination on infection and hospitalization rates), the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the manufacturing of and demand for our businesses' products and services, the effect of federal, state or local regulations regarding safety measures to address the spread of COVID-19, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. Due to the evolving and uncertain nature of this event, the Company cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact the Company's business, results and financial condition, which will depend on many factors that are not known at this time. The Company is staying in close communication with its employees, customers and suppliers, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee the Company will be able to do so.

Our business sectors are subject to intense competition.

The markets for our services are highly competitive and often lack significant barriers to entry enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services, as well as marketing solutions, is very competitive, and the intensity of the competition is expected to continue to increase. For more information, see “Item 1. Business—Competition.” Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for our products and services down, and these price reductions may reduce our revenue. The competition we face may also increase as a result of consolidation within the supply chain management and logistics, and marketing solutions industries. For example, if as a result of consolidation, our competitors are able to obtain more favorable terms from their suppliers, offer more comprehensive services to their customers, or otherwise take actions that increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition may be materially adversely affected.

Our operating results may fluctuate due to a number of factors, many of which are beyond our control, causing volatility in the price of our common stock.

Our annual and quarterly operating results have fluctuated widely during the last several years and may continue to fluctuate due to a number of factors, including:

•how well we execute on our overall strategy and operating plans;
•implementation of our strategic initiatives and achievement of expected results of these initiatives;
•demand for our services;
•consumer confidence and demand;
•specific economic conditions in the industries in which we compete;
•competitive disruptions or innovations affecting the services or products we provide;
•general economic and financial market conditions;
•timing of new product introductions or software releases by our clients or their competitors;
•payment of costs associated with our acquisitions, sales of assets and investments;
•market acceptance of new products and services;
•seasonality;
•temporary shortages in supply from vendors;
•charges for impairment of long-lived assets, including restructuring in future periods;
•political instability, including changes in tariff laws or natural disasters in the countries in which we operate;
•actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates reflected in our accompanying consolidated financial statements;
•changes in accounting rules;
•changes in tax rules and regulations;
•changes in labor laws;
•availability of labor resources and the variability of available rates for labor resources;
•unionization of our labor and contract labor; and
•implementation of automation.

We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful or indicative of our future performance. In some fiscal quarters, our operating results may be below the expectations of securities analysts and investors, which may cause the price of our common stock to decline, severely impairing or eliminating the value of your investment. In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. Technical factors in the public trading market for our common stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows and may cause a significant increase in the premium paid for our directors and officers insurance.

The funds held for clients may be subject to credit risk, impairment, misappropriation or theft, and any such incident could result in harm to our clients and damage to our brand.

In the normal course of our business, we, at times, collect, process and/or retain client funds. The client funds are maintained at financial institutions both internationally and domestically, and the balances associated with these funds are at times without or in excess of federally insurable limits. Because such funds may not be fully protected, they could be vulnerable to external or internal unauthorized access or use, which may cause such funds to be impaired, misappropriated or stolen. Any impairment, misappropriation or theft of client funds could damage our reputation, expose us to mitigation costs and the risks of private litigation and government enforcement, disrupt our business and otherwise have a materially adverse effect on our business, sales and results of operations. In addition, our failure to respond quickly and appropriately to any impairment, misappropriation or theft of client funds could exacerbate the consequences to the client and to our business, as well as increase the time or cost necessary to mitigate or resolve the issue.

We must maintain adequate levels of inventory in order to meet client needs, which presents risks to our financial position and operating results.

We must purchase and maintain adequate levels of inventory (including adequate levels of paper inventory used by IWCO Direct) in order to meet client needs on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients in the Supply Chain business offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations, and the inability of our clients to do so could lower our gross margins and cause us to record inventory write-downs. In our Direct Marketing business, our clients typically do not provide such price protection. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies to meet demand or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.

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

In recent years, we have financed our operations and met our capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of Company owned facilities that were not being fully utilized. These funding sources may not be sufficient in the future and we may need to obtain additional funding from outside sources; however, we may not be able to obtain such funding. In addition, even if we obtain outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising needed capital in the future, our business could be materially adversely affected.

In addition, market and other conditions largely beyond our control may affect our ability to engage in future sales of our securities, the timing of any such sales and the amount of proceeds we receive. Even if we are able to sell our securities in the future, we may not be able to sell at favorable prices or on favorable terms. As long as our public float is less than $75 million, we will be limited in selling our securities on a short-form registration statement on Form S-3 to offerings that do not exceed one-third of our public float in a rolling 12-month period. Therefore, the process of raising capital to support our growth may be more expensive and time consuming, including the use of a registration statement on Form S-1, and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3 without these restrictions. In addition to entailing increased capital costs, any such transactions could result in substantial dilution of our stockholders' interests, transfer control to a new investor and/or diminish the value of an investment in our common stock.

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

Because the markets in which we operate are highly competitive, we continue to seek to identify ways to increase efficiencies and productivity and effect cost savings. IWCO Direct and ModusLink are continually employing programs to achieve efficiencies, which include investment in capital equipment and automation. We cannot assure you that these projects and capital investments will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects, do not achieve expected results, our business, financial position and operating results may be materially and adversely affected. In addition to already undertaken projects in our Supply Chain business designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system and the implementation of a model utilizing centralized "hub" locations to service multiple "spoke" locations across the Americas, Asia and Europe regions, our executive team is continuing its review across the organization designed to improve our operations.

Loss of essential employees or an inability to recruit and retain personnel could have a significant negative impact on our business.

Our success is largely dependent on the skills, experience, and efforts of our management and other employees. The loss of the services of one or more members of our senior management or of numerous employees with essential skills could have a negative effect on our business, financial condition and results of operations. If we are not able to retain or attract talented, committed individuals to fill vacant positions when needs arise, it may adversely affect our ability to achieve our business objectives. We do not currently maintain "key persons" insurance on our senior management. In particular, IWCO Direct's production operations are dependent upon attracting and retaining skilled and unskilled employees to take advantage of all available manufacturing capacity and ensure on-time delivery of clients' marketing programs to meet service level agreements (SLAs) without penalty. IWCO Direct's future success depends on its continuing ability to identify, hire, develop, motivate, retain and promote personnel for all areas of its organization. Also, IWCO Direct's sales executives, the majority of which have at least 10 years' industry experience, are focused on specific industry verticals leveraging their expertise to drive clients marketing results. Labor market conditions may have an adverse impact on profitability and ability to deliver product on time. Any material increases in employee turnover rates could also have a material adverse effect on our business, financial condition and results of operations.

We may not achieve some or all of the expected benefits of our restructuring plans or they may adversely affect our business.

On June 2, 2021, the Board approved a Competitive Improvement Plan (“CIP”) for IWCO Direct, which addresses the changing requirements of its customers and markets it serves, as well as the current competitive landscape. The CIP seeks to expand IWCO Direct’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities. The CIP contemplates a total investment of approximately $54 million primarily over a 24-month period. The Company estimates the CIP cost will consist of approximately: (1) $38 million for digital press and insertion equipment, and technology build out cost (of which approximately $34 million in lease/purchase agreements were entered into subsequent to year-end), and (2) $16 million for severance, employee retention, facilities optimization, and other implementation costs. In addition, the Company expects to incur approximately $12 million for non-cash accelerated depreciation expense. The cost estimates do not include amounts for potential non-cash asset impairment charges relating to facilities and equipment optimization. The timing and amount of the costs will depend on a number of factors.

From time to time we implement restructuring plans like the CIP above to realign our cost structure due to the changing nature of our business and to achieve operating efficiencies to reduce our costs; however, we may not be able to obtain the costs savings and benefits that we initially anticipated in connection with these restructuring plans. While our restructuring plans are designed to deliver long-term sustainable growth, these plans present significant potential risks that may impair our ability to achieving our anticipated operating results and/or cost reductions, including:

•loss of business continuity and accumulated knowledge;
•inefficiencies to our operations during any necessary transitional periods;
•realization of estimated productivity improvements may be fewer than expected;
•facilities optimization costs may be higher than anticipated;
•the financial resources we are able to expend to conduct necessary operations or otherwise capitalize on our other business opportunities may be insufficient;
•costs in implementing planned workforce reductions may be higher than anticipated and could have a significant impact on our earnings and cash flows;
•benefits may be realized later than expected, and difficulties in implementing these measures may be greater than anticipated, which may cause us to incur additional costs or result in disruptions to our business; and
•management and employee attention and resources may be diverted from our ongoing business activities, there may be attrition beyond any planned reduction in workforce, and/or employee morale may decrease.

Our success in implementing our restructuring plans will depend on our ability to continue to meet customer demand and maintain a high level of quality through the transition. If we are not successful in implementing and managing our restructuring plans, we may not achieve the anticipated sales growth and/or cost savings or we may incur costs materially in excess of the contemplated costs, all of which could adversely impact our business, financial position and operating results.

We may not be able to identify, manage, complete and integrate acquisitions and achieve anticipated synergies and benefits.

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

The Supply Chain business conducts business outside of the U.S., which exposes the Company to additional risks not typically associated with companies that operate solely within the U.S.

The majority of ModusLink's operations are in foreign countries, including Mainland China, the Netherlands, the Czech Republic, Ireland and Singapore. These operations have additional risks, including currency exchange, foreign exchange controls, difficulties and limitations on the repatriation of cash, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, economic and political risks, and possible imposition of non-U.S. taxes. There can be no assurance that adverse developments with respect to such risks will not adversely affect our operations in certain countries.

ModusLink also faces several risks inherent in conducting business internationally, including compliance with international and U.S. laws and regulations that apply to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions foreign exchange controls, U.S. laws such as export control laws and the Foreign Corrupt Practices Act, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries.

Our business in Mainland China faces certain specific risks, including the following:

•the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in Mainland China by foreign companies;
•protection of intellectual and physical property, both for us and our clients;
•evolving regulatory systems and standards, including recent tax law and labor law changes; and
•difficulty retaining management personnel and skilled employees.

Moreover, ModusLink’s ability to operate in Mainland China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, intellectual property, currency controls, network security, employee benefits and other matters. Furthermore, any third parties we rely on in Mainland China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

The physical or intellectual property of our clients may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to potential litigation and other adverse consequences.

In the course of providing supply chain management services to our clients, we often have possession of or access to their physical and intellectual property, including consigned inventory, databases, software masters, certificates of authenticity and similar valuable physical or intellectual property. If this physical or intellectual property is damaged, misappropriated, stolen or lost, we could suffer: claims under client agreements or applicable law, or other liability for damages; delayed or lost revenue due to adverse client reaction; negative publicity; and litigation that could be costly and time consuming and which may not be reimbursable by third party insurance coverages.

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

In addition, our information and operational technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, worms or other malicious software programs, security breaches, cyber-attacks, natural disasters, defects in design, employee malfeasance, and human or technological errors. Cybersecurity incidents in particular are evolving and include, but are not limited to, use of malicious software, attempts to gain unauthorized access to data or control of automated production systems, and other security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various procedures and controls to monitor, deter and mitigate these threats have been implemented. However, given the unpredictability of the timing, nature and scope of technology security incidents and disruptions, our businesses could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information technology systems or networks, yet none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. Further, any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. While we try to maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with any security incidents that may occur or may not be available at a reasonable cost in the marketplace in the future.

A breach of our information technology systems could also result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access or acquisition of proprietary information. Any actual or perceived security breach could cause significant damage to our reputation, expose us to liability or regulatory enforcement action and adversely impact our relationships with our customers or vendors. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems could lead to misappropriation of proprietary and confidential information.

If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client, customer or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, litigation, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. State and federal laws may also require us to provide notice to affected individuals if their personal data is the subject of a security breach, which would impose costs and could lead to additional liability and negative publicity.

We take cybersecurity and data privacy seriously and devote significant resources and tools to protect our systems, products and data and to prevent unwanted intrusions and disclosures, in compliance with applicable U.S. federal and state laws and non-U.S. laws and regulations addressing cybersecurity and data privacy. In particular, we have put in place policies and procedures to address the European General Data Protection Regulation, which went into effect in May 2018, and the California Consumer Privacy Act, which went into effect in January 2020. However, these security and compliance efforts are costly to implement and may not be successful. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate all cyber-attacks or security breaches. Any such breach could have a material adverse effect on our operations and our reputation and could cause irreparable damage to us or our systems, regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure.

Litigation pending against us could materially impact our business and results of operations.

We are currently a party to various legal and other proceedings. See Legal Proceedings in Item 3 of this Form 10-K. Trends in litigation may include class actions involving consumers, shareholders or employees, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could result in material damages and/or other expenses, which could adversely affect our financial condition and results of operations. We can provide no assurances as to the outcome of any litigation

RISKS RELATED TO TAXATION

We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, "NOLs" or "Tax Benefits").

Our past operations generated significant NOLs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted in response to the COVID-19 pandemic which among, other things, amends the treatment of NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they expire for such purposes. Until they expire, we can carry forward NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021, we are allowed to carryback such NOLs to each of the five taxable years preceding the taxable year of such losses and generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely; however, except for NOLs generated in tax years beginning after December 31, 2017 and prior to January 1, 2021 (which can be carried back to reduce taxable income for the prior five tax years), any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2020 is limited to 80 percent of our taxable income for any tax year (computed without regard to the NOL deduction). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as "Current NOLs." The Company had net NOL carryforwards for federal and state tax purposes of approximately $2.1 billion and $111.0 million, respectively, at July 31, 2021, substantially all of which arose in tax years ending before January 1, 2018, While we cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income.

Our ability to utilize our NOLs to offset future taxable income may be significantly limited if we experience an "ownership change," as determined under Section 382 of the Internal Revenue Code (the "Code" or "Internal Revenue Code"). Under Section 382, an "ownership change" occurs if one or more stockholders or groups of stockholders that each owns (or is deemed to own) at least 5% of our common stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of our NOLs that we can use to offset taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. Several complex rules apply to calculating this annual limit.

If an ownership change is deemed to occur, the limitations imposed by Section 382 could significantly limit our ability to use our NOLs to reduce future income tax liability and result in a material amount of our Current NOLs expiring unused and, therefore, significantly impair the value of our NOLs. While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded securities make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred.

Our ability to use our Current NOLs in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state taxable income in future years to use the Current NOLs before they expire, we will lose the benefit of the Current NOLs permanently. In addition to the generation of future federal and state taxable income, our ability to use our Current NOLs will depend significantly on our success in identifying suitable acquisition or investment candidates, and once identified, successfully consummating an acquisition of, or investment in these candidates. We have adopted an amendment to our Restated Certificate of Incorporation (the “Protective Amendment”) and a tax benefit preservation plan (“Tax Plan”), each designed to preserve our ability to utilize our NOLs, by preventing an “ownership change” within the meaning of Section 382 that would impair our ability to utilize our NOLs. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Benefits Preservation Plan.”

Although the Tax Plan is intended to diminish the likelihood of an ownership change, we cannot assure you that it will be effective. The amount by which an ownership interest may change in the future could, for example, be affected by purchases and sales of common stock by stockholders holding five percent or more of our outstanding common stock, over which we have no control, and new issuances of shares of common stock by us, should we choose to do so.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service ("IRS"). The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced. In addition, determining whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of the Section 382 provisions and because of limitations on the knowledge that any publicly traded company can have about the ownership of, and transactions in, its securities on a timely basis. Therefore, we cannot assure you that the IRS or other taxing authority will not claim that we experienced an ownership change and attempt to reduce the benefit of the NOLs even if the Protective Amendment and Tax Plan are in place. Any of the above risks to our ability to use our NOLs could significantly impair our financial condition and materially adversely affect the value of your investment.

There may be adverse effects on the value of your investment from our use of the Protective Amendment and Tax Plan.

The Protective Amendment and Tax Plan are intended to deter persons or groups of persons from acquiring beneficial ownership of our Common Stock in excess of the specified limitations, as a way of preventing an “ownership change” and protecting our ability to use our NOLs. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Benefits Preservation Plan.” Nonetheless, the Protective Amendment and Tax Plan may have an “anti-takeover effect” because they may deter a person or group of persons from acquiring beneficial ownership of 4.99 percent or more of our outstanding common stock or, in the case of a person or group of persons that already own 4.99 percent or more of our outstanding common stock, from acquiring any additional common stock. The Protective Amendment and Tax Plan could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares of common stock.

Additionally, a stockholder’s ability to dispose of our common stock may be limited if the Protective Amendment or Tax Plan reduces the number of persons willing to acquire our common stock or the amount they are willing to acquire. Thus, the Protective Amendment and Tax Plan could severely reduce liquidity of our common stock, negatively impacting the value of your investment. A stockholder may also become a greater than 4.99 percent stockholder upon actions taken by persons related to, or affiliated with, that stockholder. Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of common stock approaches the proscribed level.

We are subject to federal, state and foreign tax audits, which could result in the imposition of liabilities that may or may not have been reserved, and changes in our provision for income taxes.

We are subject to audits by taxing authorities in various jurisdictions with respect to income taxes and for various other taxes, including but not limited to value added tax ("VAT"), excise tax, sales and use tax, gross receipts tax and property tax. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing tax authority.

In addition, the Organization for Economic Co-operation and Development (OECD), an international association comprised of 38 countries, including the United States, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes finalized and adopted by countries, will not have an adverse impact on our provision for income taxes.

We may be subject to state sales taxes that we have not paid, or collected from our customers or reserved for on our financial statements, which could materially and adversely affect our business, financial condition and operating results.

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc. holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. We are evaluating our state tax filings with respect to the Wayfair decision and prior regulations, and are in the process of reviewing our collection practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes and, if such an assertion or assertions were successful, it could materially and adversely affect our business, financial condition and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations and if such changes were made, it could materially and adversely affect our business, financial condition and operating results.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our failure to maintain compliance with Nasdaq's continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed on the Nasdaq Global Select Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On April 28, 2020, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that, for the last 30 consecutive business days, the closing bid price of the Company's common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(a)(1) (the "Minimum Bid Price Rule"). On January 26, 2021, the Company received a letter from Nasdaq notifying it that it had regained full compliance with the Minimum Bid Price Rule, and that the matter was closed. From that date until July 31, 2021, the closing price per share of the Company’s common stock fluctuated from a low of $1.68 to a high of $2.21. The Company's continued compliance with the Minimum Bid Price Rule is dependent on the Company's share price and there can be no assurance that Company will continue to satisfy Nasdaq's minimum financial and other requirements in future periods.

The perception among investors that the Company is at heightened risk of a deficiency under the Minimum Bid Price Rule and of subsequent delisting could negatively affect the market price of our securities and trading volume of the Company's common stock. Additionally, any delisting determination, if made following the notification of a deficiency and expiration of any applicable cure period, could seriously decrease or eliminate the value of an investment in the Company's common stock. While an alternative listing on an over-the-counter exchange could maintain some degree of a market in the Company's common stock, we could face substantial material adverse consequences, including, but not limited to: limited availability for market quotations for the Company's common stock; reduced liquidity with respect to the Company's common stock; a determination that the Company's common stock is a "penny stock" under SEC rules, subjecting brokers trading the Company's common stock to more stringent rules on disclosure and the class of investors to which the broker may sell the common stock; and limited news and analyst coverage.

SPH Group Holdings LLC and its affiliates own a majority of the voting power of our capital stock and have significant influence over our corporate decisions.

As of October 1, 2021, SPH Group Holdings LLC ("SPHG Holdings") and its affiliates, including Steel Partners Holdings L.P. ("Steel Holdings"), Handy & Harman Ltd. and Steel Partners, Ltd., beneficially owned approximately 50.0% of our outstanding capital stock, including 17,857,143 shares of common stock underlying Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), which vote on an as-converted basis together with our common stock, and 6,293,707 shares of common stock underlying a 7.50% Convertible Senior Note due 2024, which do not vote on an as-converted basis together with our common stock. In addition, as of July 31, 2021, a Section 13(d) group made of SPHG Holdings and certain of its affiliates, collectively owned 54.8% of our outstanding capital stock, representing 51.3% of the voting power of our capital stock.

As a result of this board representation and ownership of our capital stock, SPHG Holdings and its affiliates are able to influence our management and affairs and many matters requiring stockholder approval, including the election of directors, the passage of a tax benefits preservation plan and certain amendments to our organizational documents. In addition, because a business combination, such as a merger or consolidation, requires the affirmative vote of 75% of our outstanding voting stock, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our common stock. SPHG Holdings and its affiliates may also have interests that are different from other shareholders and may vote in a way that may be adverse to our other stockholders' interests, conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of SPHG Holdings and its affiliates. See Note 21 for additional information.

Members of our Board also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.

Some members of our Board also hold positions with Steel Holdings and its affiliates. Specifically, Warren G. Lichtenstein, our Interim Chief Executive Officer and Executive Chairman of the Board, is affiliated with Steel Holdings and is the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"). Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, a director, is the President and a director of Steel Holdings GP. See our definitive proxy statement on Schedule 14A filed on June 15, 2021 for full biographical information for Messrs. Lichtenstein, Kassan and Howard.

As a result, these individuals may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as either an officer or as our directors that conflict with their fiduciary obligations to Steel Holdings and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders. While our contractual arrangements place restrictions on the parties' conduct in certain situations and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting SPHG Holdings and affiliates.

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

The transaction, as proposed, is subject to negotiation. Any definitive agreement with respect to such transaction is subject to approval by the board of directors of Steel Holdings, the Board and shareholders. Such definitive agreement would be expected to contain customary closing conditions, including standard regulatory notifications and approvals.

As a result, we cannot predict whether the terms of such transaction will be agreed upon by Steel Holdings and the Board's special committee for recommendation to their respective boards of directors, for approval of the transaction or whether any such transactions would be approved by the requisite votes of our shareholders.

We also cannot predict the timing, final structure or other terms of any potential transaction and the terms of any such transaction may differ materially from those originally proposed by Steel Holdings. The pendency of any such proposed transaction may have had and may continue to have an adverse impact on the market price of our common stock. In addition, we expect to incur a number of non-recurring, transaction-related costs associated with negotiating the proposed transaction.

Our Board may choose to effect a reverse split of the issued and outstanding shares of our common stock at the ratio of one-for-ten, the effects of which we cannot predict with certainty and which may be materially adverse to the value of your investment in our common stock.

At our 2020 Annual Meeting of Stockholders, our stockholders approved a reverse split of the issued and outstanding shares of our common stock at the ratio of one-for-ten (the “Reverse Stock Split”). Our board is authorized to determine when to file the necessary amendment to our Restated Certificate of Incorporation for the Reverse Stock Split with the Delaware Secretary of State at any time on or before the 12-month anniversary of stockholder approval thereof. The board may, at its discretion, cause the filing of the amendment to effect the Reverse Stock Split or abandon the amendment and not effect the Reverse Stock Split if it determines that any such action is or is not in the best interests of the Company and its stockholders. The board’s decision as to whether and when to effect the Reverse Stock Split will be based on a number of factors, including market conditions, existing and expected trading prices for our common stock, and the Nasdaq Rules. Upon consummation of the Reverse Stock Split, every ten shares of common stock held by a stockholder at that time will be combined into one share of common stock. The Reverse Stock Split will affect all of our stockholders uniformly and will not affect any stockholder’s percentage ownership interests in the Company or proportionate voting power, except for minor adjustments due to the treatment of fractional shares. No fractional shares will be issued in connection with the Reverse Stock Split.

If the Reverse Stock Split is implemented, our board expects that it will increase the market price of our common stock so that we are able to maintain compliance with the Minimum Bid Price Rule. However, the effect of the Reverse Stock Split upon the market price of our common stock cannot be predicted with any certainty, and the history of similar stock splits for companies in like circumstances is varied. It is possible that (i) the per share price of our common stock after the Reverse Stock Split will not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the Reverse Stock Split, (ii) the market price per post-Reverse Stock Split share may ultimately not exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time, or (iii) the Reverse Stock Split may not result in a per share price that would attract brokers and investors who do not trade in lower priced stocks. In addition, if the Reverse Stock Split is implemented and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split. Furthermore, although our board believes that the decrease in the number of shares of our common stock outstanding as a consequence of the Reverse Stock Split and the anticipated increase in the market price of our common stock could encourage interest in our common stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the Reverse Stock Split. The liquidity of our common stock may be harmed by the proposed Reverse Stock Split given the reduced number of shares of common stock that would be outstanding after the Reverse Stock Split, particularly if the stock price does not increase as a result of the Reverse Stock Split.

Additionally, at our 2020 Annual Meeting of Stockholders, our stockholders also approved the amendment to our Restated Certificate of Incorporation to reduce the number of shares of authorized common stock (the “Authorized Shares Reduction”), from 1,400,000,000 to 140,000,000. While our board currently intends to implement the Authorized Shares Reduction to the extent that it implements the Reverse Stock Split, our board reserves its right to elect not to proceed with the Authorized Shares Reduction if it determines, in its sole discretion, following stockholder approval, that this proposal is no longer in the best interests of the Company or its stockholders. Under these circumstances, the Reverse Stock Split could have an anti-takeover effect. A relative increase in the number of our authorized shares of common stock could enable the board to render more difficult or discourage an attempt by a party attempting to obtain control of the Company by tender offer or other means. The issuance of common stock in a public or private sale, merger or similar transaction would increase the number of outstanding shares of common stock entitled to vote, increase the number of votes required to approve a change of control of the Company, and dilute the interest of a party attempting to obtain control of the Company. Any such issuance could deprive stockholders of benefits that could result from an attempt to obtain control of the Company, such as the realization of a premium over the market price that the attempt could cause. Moreover, the issuance of common stock to persons friendly to the board could make it more difficult to remove incumbent officers and directors from office even if the change were favorable to stockholders generally. However, this anti-takeover effect is not the purpose or intent of our board. Even if we were not to implement the Authorized Shares Reduction, we have no present intent to use the relative increase in the number of authorized but unissued shares of our common stock for anti-takeover purposes. We are not aware of any pending or threatened efforts to obtain control of the Company, and the board has no present intent to authorize the issuance of additional shares of common stock to discourage these efforts if they were to arise.

RISKS RELATED TO OUR INDEBTEDNESS

As of July 31, 2021, the carrying value of the debt outstanding was approximately $373.1 million, which was comprised of $363.8 million outstanding on a term loan due December 15, 2022 and $9.3 million outstanding on a 7.50% Senior Convertible Notes due March 1, 2024.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service, refinance or repay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our financial and operating performance, which is subject to economic, financial, competitive and other factors, some of which are beyond our control. We cannot assure you that we will be able to generate cash flow or that we will be able to borrow funds in amounts sufficient to enable us to service our debt, meet working capital requirements and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. The term loan is due December 15, 2022 and the MidCap credit agreement expires on December 31, 2022. Our ability to refinance these agreements is not guaranteed and will depend on the capital and credit markets and our financial condition at such time. Even if we are able to refinance the term loan, we may not be able to obtain favorable terms with a lender. For more information, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

Our indebtedness could have important consequences for us and our stockholders. For example, our debt agreements require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

•increase our vulnerability to adverse economic and competitive pressures in our industry;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•limit our ability to borrow additional funds on terms that are acceptable to us or at all.

The debt agreements governing our indebtedness contain restrictive covenants that will restrict our operational flexibility and require that we maintain specified financial covenants. If we cannot comply with these covenants, we may be in default under either or both debt agreements.

The debt agreements governing our indebtedness contain affirmative and negative covenants, including with regard to specified financial covenants, which limit and restrict our operations and may hamper our ability to engage in activities that may be in our long-term best interests. Events beyond our control could affect our ability to meet these and other covenants under the debt agreements. Our failure to comply with our covenants and other obligations under the debt agreements may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay down the indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results and business, and could cause ModusLink or IWCO to become insolvent or enter into bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of the creditors on the assets.

Changes in reference interest rates could adversely affect our results from operations and financial condition.

An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in reference interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.

In addition to this, LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The Company typically uses LIBOR as a reference rate in the Company's credit facilities such that the interest due to our lenders is calculated using LIBOR. In 2017, the United Kingdom's Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist, if new methods of calculating LIBOR will be established such that it continues to exist after 2021 or if replacement conventions will be developed. In March 2021, the FCA confirmed that all of the LIBOR settings for Euro and Swiss Franc and some of the LIBOR settings for Japanese Yen, Sterling and US dollars will cease in December 2021 and the remainder of the LIBOR settings for US dollars will cease in June 2023. To identify a successor rate for LIBOR, financial regulators in various countries, including the United States, the United Kingdom, the European Union and Switzerland, have formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. Some of the financial regulators have identified the Secured Overnight Financing Rate (“SOFR”) as their preferred alternative rate for LIBOR.

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

Although certain financial regulators have indicated their preference for SOFR as the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted. As such, the future of LIBOR is uncertain.

At this time, due to a lack of consensus existing as to what rate or rates may become accepted alternatives to LIBOR, it is impossible to predict the effect of any such alternatives on the Company's liquidity or interest expense. Uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. However, even if the financial instruments transition to using alternative benchmarks like SOFR successfully, the new benchmarks are likely to differ from LIBOR, as the alternative benchmark rate may be calculated differently. If LIBOR ceases to exist, the Company may also need to renegotiate its credit agreements that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. This may increase the interest expense associated with our outstanding indebtedness or any future indebtedness we may incur. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any of these occurrences could materially and adversely affect our borrowing costs, financial condition, and results of operations.

GENERAL RISKS FACTORS

An increase in our effective tax rate may adversely impact our results of operations.

A number of factors may increase our future effective tax rates, including:

•the jurisdictions in which profits are determined to be earned and taxed;
•the resolution of issues arising from tax audits with various tax authorities;
•changes in the valuation of our deferred tax assets and liabilities;
•adjustments to estimated taxes upon finalization of various tax returns;
•increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development, impact of costs associated with business combinations and impairments of goodwill in connection with acquisitions;
•changes in available tax credits;
•changes in share-based compensation;
•changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles;
•the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes; and
•increases in tax rates in various jurisdictions.

Any significant increase in our future effective tax rates could reduce net income for future periods.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM  2.— PROPERTIES

Our corporate headquarters are located in Smyrna, Tennessee. As of July 31, 2021: our Supply Chain business leased more than 20 sites in several countries from which we operate ModusLink, which consist of office and warehouse space and are located throughout the world, including, but not limited to, the United States, Mexico, the Netherlands, the Czech Republic, Ireland, Singapore, Japan, Australia and Mainland China; and IWCO Direct leased seven total facilities (including administrative space) in Minnesota and Pennsylvania. In August 2021, the Company announced it intends to exit one facility located in Little Falls, Minnesota in January 2022.

We believe that our existing properties are suitable and adequate for our present purposes and provide sufficient capacity to meet our anticipated requirements, and that new facilities will be available in the event we need additional or new space.

ITEM 3.— LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 to our consolidated financial statements and is incorporated by reference into this Item 3. For an additional discussion of certain risks associated with legal proceedings, also see Item 1A, Risk Factors, of this Report.

ITEM 4.— MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of July 31, 2021 we had 63,099,496 common shares issued and outstanding. Our common stock is traded on the Nasdaq Capital Market under the symbol "STCN."

Stockholders

As of July 31, 2021, there were approximately 306 holders of record of common stock of the Company. This number does not include beneficial owners for whom shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not make any purchases of its common stock during the quarter ended July 31, 2021.

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

ITEM 7.— MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this Report. For more information, see “Forward Looking Statements.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We do not undertake any obligation to update forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Steel Connect, Inc. is a diversified holding company with two, wholly-owned subsidiaries, IWCO Direct and ModusLink, which serve the direct marketing and supply chain management markets, respectively. For a more complete description of the Company's segments, see "Item 1. Business" found elsewhere in this Form 10-K.

Impact of COVID-19

The ongoing COVID-19 pandemic has adversely impacted, and is likely to further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our clients, suppliers, and business partners. Beginning in March 2020, when the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency, we experienced impacts to our customers' demand, facility operations, supply chain, availability and productivity of personnel, while also working to comply with rapidly evolving international, federal, state and local restrictions and recommendations on travel and workplace health and safety. We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in the third and fourth quarters of fiscal year 2020, as well as the fourth quarter of fiscal year 2021. However, these temporary closures did not have a significant impact on ModusLink’s operations. Additionally, although IWCO Direct operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume during the third quarter of fiscal year 2020.

To help combat these impacts and mitigate the financial impact of the COVID-19 pandemic on our business, during fiscal year 2020 we took proactive measures by initiating cost reduction actions, including the waiver of board fees, hiring freezes, staffing and force reductions, company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of fiscal year 2021, and the majority of salary reductions were repaid prior to the fiscal quarter ended January 31, 2021.We continue our focus on cash management and liquidity, which includes aggressive working capital management.

In addition, we aim to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include, but are not limited to, the extent and severity of the impact on our customers and suppliers; the continued disruption to the demand for our businesses' products and services; the impact of the global business and economic environment on liquidity and the availability of capital; delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. The full extent to which the pandemic will directly or indirectly impact our business, results of operations and financial condition, is difficult to predict and will depend on the duration and spread of the ongoing COVID-19 pandemic (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. As of the filing of this Form 10-K, all of our facilities were open and able to operate at normal capacities. We will evaluate further actions if circumstances warrant while continuing to strategically support the Company’s future growth initiatives (including its Competitive Improvement Plan for IWCO Direct), sales and marketing activities and supply chain solutions and services.

IWCO Direct's Competitive Improvement Plan

On June 2, 2021, the Board approved a Competitive Improvement Plan (“CIP”) for IWCO Direct, which addresses the changing requirements of its customers and markets it serves, as well as the current competitive landscape. The CIP seeks to expand IWCO Direct’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities. The CIP contemplates a total investment of approximately $54 million primarily over a 24-month period. The Company estimates the CIP cost will consist of approximately: (1) $38 million for digital press and insertion equipment, and technology build out cost (of which approximately $34 million in lease/purchase agreements were entered into subsequent to year-end), and (2) $16 million for severance, employee retention, facilities optimization, and other implementation costs. In addition, the Company expects to incur approximately $12 million for non-cash accelerated depreciation expense. The cost estimates do not include amounts for potential non-cash asset impairment charges relating to facilities and equipment optimization. The timing and amount of the costs will depend on a number of factors.

Reverse Stock Split

At our 2020 Annual Meeting of Stockholders, our stockholders approved a reverse stock split of the issued and outstanding shares of our common stock at the ratio of one-for-ten (the "Reverse Stock Split"). Our board is authorized to determine when to file the necessary amendment to our Restated Certificate of Incorporation for the Reverse Stock Split with the Delaware Secretary of State at any time on or before the 12-month anniversary of stockholder approval thereof. The board may, at its discretion, cause the filing of the amendment to effect the Reverse Stock Split or abandon the amendment and not effect the Reverse Stock Split if it determines that any such action is or is not in the best interests of the Company and its stockholders. The board’s decision as to whether and when to effect the Reverse Stock Split will be based on a number of factors, including market conditions, existing and expected trading prices for our common stock and the Nasdaq Rules. Upon consummation of the Reverse Stock Split, every ten shares of common stock held by a stockholder at that time will be combined into one share of common stock. The Reverse Stock Split will affect all of our stockholders uniformly and will not affect any stockholder’s percentage ownership interests in the Company or proportionate voting power, except for minor adjustments due to the treatment of fractional shares. No fractional shares will be issued in connection with the Reverse Stock Split.

Additionally, at our 2020 Annual Meeting of Stockholders, our stockholders also approved the amendment to our Restated Certificate of Incorporation to reduce the number of shares of authorized common stock (the “Authorized Shares Reduction”), from 1,400,000,000 to 140,000,000. While our board currently intends to implement the Authorized Shares Reduction to the extent that it implements the Reverse Stock Split, our board reserves its right to elect not to proceed with the Authorized Shares Reduction if it determines, in its sole discretion, following stockholder approval, that this proposal is no longer in the best interests of the Company or its stockholders.

For the risks associated with the Reverse Stock Split and the Authorized Shares Reduction, including risks arising from their implementation or non-implementation, see “Item 1A. Risk Factors—Risks Related to Ownership of Our Common Stock — Our board may effect a reverse split of the issued and outstanding shares of our common stock at the ratio of one-for-ten, the effects of which we cannot predict with certainty and which may be materially adverse to the value of your investment in our common stock.”

Results of Operations

Fiscal Year 2021 compared to Fiscal Year 2020

Net Revenue:

	Fiscal Year Ended July 31, 2021	As a % of Total Net Revenue	Fiscal Year Ended July 31, 2020	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$387,510	63.1%	$444,360	56.8%	$(56,850)	(12.8)%
Supply Chain	226,256	36.9%	338,453	43.2%	(112,197)	(33.1)%
Total	$613,766	100.0%	$782,813	100.0%	$(169,047)	(21.6)%

Consolidated net revenue, for the fiscal year ended July 31, 2021, decreased by approximately $169.0 million, as compared to the fiscal year ended July 31, 2020.

Direct Marketing segment net revenue for the fiscal year ended July 31, 2021 decreased by approximately $56.9 million as compared with the prior fiscal year. Direct Marketing segment net revenue decreased by: (1) approximately $36.2 million due to lower volume from client exits and (2) approximately $20.7 million due to overall lower customer demand. The client exits in the year ended July 31, 2021 are expected to result in further decreases of Direct Marketing’s net revenue for the fiscal year ending July 31, 2022.

Supply Chain net revenue for the fiscal year ended July 31, 2021 decreased by approximately $112.2 million as compared with the prior fiscal year. Supply Chain net revenue decreased by: (1) approximately $60.0 million due to lower volume from client exits and (2) approximately $52.2 million due to lower client volume, the majority of which is associated with a client in the computing market. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the fiscal year ended July 31, 2021, as compared to the same period in the prior year.

Cost of Revenue:

	Fiscal Year Ended July 31, 2021	As a % of Segment Net Revenue	Fiscal Year Ended July 31, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$305,601	78.9%	$345,173	77.7%	$(39,572)	(11.5)%
Supply Chain	178,552	78.9%	274,681	81.2%	(96,129)	(35.0)%
Total	$484,153	78.9%	$619,854	79.2%	$(135,701)	(21.9)%

Consolidated cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of direct marketing and supply chain management services as well as costs for salaries and benefits, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the fiscal year ended July 31, 2021 included materials procured on behalf of our Supply Chain clients of $109.0 million, as compared to $190.3 million for the prior year, a decrease of $81.2 million. Consolidated cost of revenue decreased by $135.7 million for the fiscal year ended July 31, 2021, as compared to the prior year, primarily due to lower labor and material costs as a result of the decrease in revenue. Consolidated gross margin percentage for the fiscal year ended July 31, 2021 increased 30 basis points to 21.1% from 20.8% in the fiscal year ended July 31, 2020, primarily due to favorable changes in sales mix, our focus on customer rationalization to improve profitability, as well as cost reduction initiatives in both segments to offset the impact of COVID-19.

Direct Marketing’s cost of revenue decreased by $39.6 million for the fiscal year ended July 31, 2021, as compared to the prior fiscal year. The decrease was primarily due to lower material and labor costs as a result of lower sales volume. The Direct Marketing segment's gross margin percentage decreased by 120 basis points to 21.1% for the fiscal year ended July 31, 2021, as compared to 22.3% for the fiscal year ended July 31, 2020 primarily due to changes in customer mix and the competitive pricing pressures within the marketplace. Supply Chain’s cost of revenue decreased by $96.1 million during the fiscal year ended July 31, 2021, as compared to the prior fiscal year. The decrease was primarily due to lower material and labor costs due to lower sales volume. The Supply Chain segment's gross margin percentage increased by 230 basis points to 21.1% for the fiscal year ended July 31, 2021, as compared to 18.8% for the fiscal year ended July 31, 2020, primarily due to improved sales mix towards higher margin services. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's gross margin for the fiscal year ended July 31, 2021, as compared to the same period in the prior year.

Selling, General and Administrative:

	Fiscal Year Ended July 31, 2021	As a % of Segment Net Revenue	Fiscal Year Ended July 31, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$47,254	12.2%	$58,992	13.3%	$(11,738)	(19.9)%
Supply Chain	40,877	18.1%	35,820	10.6%	5,057	14.1%
Sub-total	88,131	14.4%	94,812	12.1%	(6,681)	(7.0)%
Corporate-level activity	8,397		8,449		(52)	(0.6)%
Total	$96,528	15.7%	$103,261	13.2%	$(6,733)	(6.5)%

Consolidated selling, general and administrative expenses for the fiscal year ended July 31, 2021 decreased by approximately $6.7 million, as compared to the same period in the prior year. Direct Marketing's selling, general and administrative expenses for the fiscal year ended July 31, 2021 decreased by approximately $11.7 million, primarily due to a lower employee-related costs, sales and marketing, and other expenses. Supply Chain's selling, general and administrative expenses for the fiscal year ended July 31, 2021 increased approximately $5.1 million, primarily due to an increase in costs associated with the information technology function, offset partially by a decrease compensation costs. Corporate-level activity decreased slightly compared to the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's selling, general and administrative expenses for the fiscal year ended July 31, 2021.

Goodwill Impairment Charge:

During the fiscal year ended July 31, 2021, the Company recorded a non-cash pre-tax goodwill impairment charge of $25.7 million for the Direct Marketing segment. The Company did not record any goodwill impairment charge during the prior fiscal year. For a discussion of the drivers of the goodwill impairment charge, see Note 5 to the consolidated financial statements found elsewhere in this Form 10-K.

Amortization of Intangible Assets:

Intangible asset amortization expense of $20.3 million and $27.3 million during the fiscal years ended July 31, 2021 and 2020, respectively, relates to intangible assets acquired by the Company in connection with its acquisition of IWCO Direct. Amortization expense decreased by approximately $7.0 million for the year ended July 31, 2021 as compared to the prior fiscal year due to trademarks and tradenames that became fully amortized in December 2020 and lower amortization expense with respect to the customer relationship intangible assets. The customer relationship intangible assets are amortized using an accelerated method, which reflects the pattern in which we receive the economic benefit of the asset.

Interest Expense:

Interest expense of $31.1 million for the year ended July 31, 2021 decreased by approximately $2.8 million as compared to the prior fiscal year primarily due to lower average outstanding debt balances.

Other Gains, Net:

Other gains, net for the fiscal year ended July 31, 2021 were approximately $1.2 million. Other gains, net included gains of $3.2 million from the derecognition of accrued pricing liabilities in the Supply Chain segment, partially offset by $1.9 million in net realized and unrealized foreign exchange losses in the Supply Chain segment.

Other gains, net for the fiscal year ended July 31, 2020 were approximately $2.1 million. Other gains, net included gains of $0.8 million from the derecognition of accrued pricing liabilities in the Supply Chain segment and $0.9 million in net realized and unrealized foreign exchange gains in the Supply Chain segment.

Income Tax Expense:

Company recorded income tax expense of approximately $1.6 million and $5.9 million for the fiscal years ended July 31, 2021 and 2020, respectively. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of it securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The following table summarizes our liquidity:

July 31, 2021
(In thousands)
Cash and cash equivalents	$96,931
Readily available borrowing capacity under Cerberus Credit Facility	25,000
Readily available borrowing capacity under Midcap Credit Facility	8,687
$130,618

Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the fiscal year ended July 31, 2021 relating to this aspect of the U.S. Tax Reform. In future years, the Company will be able to repatriate its foreign earnings without incurring additional

U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.

Consolidated net working capital deficit was $4.6 million at July 31, 2021, compared with $26.4 million at July 31, 2020. Included in net working capital were cash and cash equivalents of $96.9 million at July 31, 2021 and $75.9 million at July 31, 2020. The improvement in the net working capital deficit was primarily driven by higher cash and cash equivalents and lower accounts payable, partially offset by lower accounts receivable due to earlier customer cash receipts, reflecting our focus on cash collection, and reduced sales levels at IWCO Direct, as well as increased lease liabilities recognized due to the adoption of new accounting standards.

Sources and uses of cash for the year ended July 31, 2021, as compared to the year ended July 31, 2020, are as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$23,067	$71,624
Net cash used in investing activities	$(3,326)	$(11,886)
Net cash used in financing activities	$(9,837)	$(12,284)

Operating Activities: Net cash provided by operating activities was $23.1 million for the fiscal year ended July 31, 2021. The $48.6 million decrease as compared to the prior fiscal year was primarily due lower gross profits, as a result of lower sales volumes, and a reduction in funds held for clients. The Company's cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, the market for outsourcing services, overall performance of the technology sector impacting the Supply Chain segment and the strength of the Direct Marketing segment.

Investing Activities: Net cash used in investing activities was $3.3 million and $11.9 million for the fiscal year ended July 31, 2021 and 2020, respectively, and was primarily comprised of capital expenditures. The decrease in capital expenditures in the fiscal year ended July 31, 2021 is primarily due to capital expenditure management as a result of the COVID-19 pandemic.

Financing Activities: The $9.8 million of cash used in financing activities during the fiscal year ended July 31, 2021 was primarily due to $7.6 million in payments of long-term debt and $2.1 million in payment of preferred dividends. The $12.3 million of cash used in financing activities during the fiscal year ended July 31, 2020 was primarily due to $6.0 million of net payments under revolving credit facilities, $3.2 million in payments of long-term debt, $2.1 million in payment of preferred dividends and $0.9 million in payments for financing the MidCap Credit Agreement and amending the Cerberus Credit Facility.

IWCO Direct’s Competitive Improvement Plan

IWCO Direct’s CIP contemplates a total investment of approximately $54.0 million primarily over a 24-month period. The Company estimates the CIP cost will consist of approximately: (1) $38.0 million for digital press and insertion equipment, and technology build out cost (of which approximately $34 million in lease/purchase agreements were entered into subsequent to year-end), and (2) $16.0 million for severance, employee retention, facilities optimization, and other implementation costs. The Company currently expects approximately half of cash CIP costs will be expended within the next 12 months, however, the timing and amount of costs will depend on a number of factors.

Debt and Financing Arrangements

As of July 31, 2021 outstanding debt consisted of the following:

July 31, 2021
(In thousands)
Cerberus Term Loan due December 15, 2022	$364,330
7.50% Convertible Note due March 1, 2024	14,940
$379,270

Following is a summary of Company’s outstanding debt and financing agreements. Refer to Note 7 to our consolidated financial statements for further information.

Cerberus Credit Facility

On December 15, 2017, the Company entered into a Financing Agreement (the "Financing Agreement"), by and among the Company, Instant Web, LLC, a Delaware corporation and wholly-owned subsidiary of IWCO Direct (as "Borrower"), IWCO Direct, and certain of IWCO Direct's subsidiaries (together with IWCO Direct, the "Guarantors"), the lenders from time to time party thereto and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. Steel Connect, Inc. is not a borrower or a guarantor under the Financing Agreement.

The Financing Agreement which matures on December 15, 2022, provides for a $393.0 million term loan facility (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Facility") (together, the "Cerberus Credit Facility"). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the Company's acquisition of IWCO Direct (the "IWCO Direct Acquisition"), (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Direct Acquisition.

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

On March 30, 2020, IWCO Direct entered into Amendment No. 2 to the Financing Agreement ("Amendment No. 2"). Amendment No. 2 amended the Financing Agreement to permit Borrower to defer approximately $3.0 million in principal payments, due between March 31, 2020 and June 30, 2020, until loan maturity and to forgo the payment of approximately $4.3 million in principal payments pursuant to the excess cash flow sweep in the Financing Agreement. In addition, while Amendment No. 2 limited the total amount Borrower may distribute to the Company for management fees and tax sharing to $5.0 million during the calendar year ended December 31, 2020, Amendment No. 2 also amended the calculation of the excess cash flow defined in the Financing Agreement, for the same period, to eliminate any adverse impact to Borrower from the distribution limit or from the deferral of principal payments. Borrower is required to continue to make all interest payments. In addition, Amendment No. 2 amended the liquidity requirement from $15.0 million to $14.5 million. Amendment No. 2 was part of a comprehensive precautionary approach to increase the IWCO Direct's cash position and maximize its financial flexibility in light of the volatility in the global markets resulting from the COVID-19 outbreak.

Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO Direct's subsidiaries.

The Financing Agreement contains certain representations, warranties, events of default, mandatory prepayment requirements, as well as certain affirmative and negative covenants customary for financing agreements of this type. These covenants include restrictions on borrowings, investments and dispositions, as well as limitations on the ability of the Borrower and the Guarantors to make certain capital expenditures and pay dividends. IWCO Direct’s failure to maintain compliance with the covenants could prevent the Borrower from borrowing additional amounts and could result in a default under any of the debt agreements. Such default could cause the outstanding indebtedness to become immediately due and payable, by virtue of cross-acceleration or cross-default provisions. Upon the occurrence and during the continuation of an event of default under the Financing Agreement, the lenders under the Financing Agreement may, among other things, terminate all commitments and declare all or a portion of the loans under the Financing Agreement immediately due and payable and increase the interest rate at which loans and obligations under the Financing Agreement bear interest. If IWCO Direct's indebtedness is accelerated, it cannot be certain that it will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that it will have the ability to refinance the accelerated indebtedness on terms favorable to IWCO Direct or at all. This could have serious consequences to its financial condition, operating results and business, and could cause the Borrower to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of its creditors on its assets. During the fiscal year ended July 31, 2021, the IWCO Direct did not trigger any of these covenants. IWCO Direct believes it will remain in compliance with the Financing Agreement’s covenants for the next twelve months. While IWCO Direct currently expects to be in compliance in future periods with all of the financial covenants, there can be no assurance that these covenants will continue to be met if the Company does not achieve its earnings and operating cash flow projections.

As of July 31, 2021, and the date of the filing of this Form 10-K, IWCO Direct had the full $25.0 million readily available borrowing capacity under its Revolving Facility. As of July 31, 2021, the principal amount outstanding on the Term Loan was $364.3 million, and the current and long-term net carrying value of the Term Loan was $363.8 million. IWCO Direct intends to refinance this debt, however its ability to refinance this debt is not guaranteed. IWCO Direct's ability to refinance this debt will depend on the capital and credit markets and our financial condition at such time. It may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations and have a material adverse effect on the Company's financial condition and liquidity.

7.50% Convertible Senior Note

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings whereby SPHG Holdings loaned the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). The SPHG Note bears interest at the fixed rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note will mature on March 1, 2024 (the "SPHG Note Maturity Date"), unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.

At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with Nasdaq Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date. As of July 31, 2021, the net carrying value of the SPHG Note was $9.3 million.

MidCap Credit Facility

On December 31, 2019, ModusLink, as borrower, and certain of its subsidiaries as guarantors (the "MidCap Guarantors"), entered into a revolving credit and security agreement (the "MidCap Credit Agreement"), with MidCap Financial Trust, as lender and as agent ("MidCap"). The MidCap Credit Agreement, which expires on December 31, 2022, provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit. The actual maximum credit available under the MidCap Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of (a) eligible accounts receivable; plus (b) the least of (i) the orderly liquidation value of eligible inventory, (ii) the value of eligible inventory based on first-in-first-out cost or market cost and other adjustments, and (iii) $4.5 million; minus (c) reserves; all as specified in the MidCap Credit Agreement. Amounts borrowed under the MidCap Credit Agreement are due and payable, together with all unpaid interest, fees and other obligations, on December 31, 2022.

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

On December 9, 2020, ModusLink entered into a First Amendment to the MidCap credit agreement ("Amendment No. 1") by and among ModusLink, certain of ModusLink's subsidiaries and MidCap as lender and agent. Amendment No. 1 amended the MidCap credit agreement to permit special cash dividends to be made on or prior to July 31, 2021 in an aggregate amount not to exceed $50.0 million (the "Special Distributions") to the Company. Payment of the Special Distributions will eliminate the availability of the general dividend basket for the fiscal year ending July 31, 2021. Special Distributions totaling $40.0 million were made by ModusLink to the Company during the fiscal year ended July 31, 2021. In addition, Amendment No. 1 incorporated a new minimum liquidity financial covenant, which required that the sum of excess availability under the MidCap credit agreement and the amount of qualified cash and cash equivalents of the borrower was not less than $3.0 million until the earlier of July 31, 2021 or the date on which the borrower has either distributed the maximum amount of the Special Distributions or waived the ability to make further Special Distributions. Among other things, Amendment No. 1 also increased the percentage of eligible accounts included in the borrowing base from 50% to 75% and amended the condition for borrowing of revolving loans after the effective date of Amendment No. 1 to require evidence that specified availability (the sum of excess availability and the difference between the borrowing base and the aggregate revolving loan commitments) is not less than $3.0 million prior to giving effect to any such borrowing.

On June 2, 2021, ModusLink entered into a Second Amendment to the MidCap credit agreement (“Amendment No. 2”) by and among ModusLink, certain of ModusLink’s subsidiaries, and MidCap as lender and agent. Amendment No. 2 amended the MidCap Credit Agreement to extend the time period for payment from ModusLink to the Company of special distributions to July 31, 2022. In addition, the unused line fee was increased to 0.65% in Amendment No. 2 and certain other technical amendments were incorporated.

On July 1, 2021, ModusLink entered into a Third Amendment to the Credit Agreement (“Amendment No. 3”) which increases the effective cap on eligibility of unpaid Eligible Accounts, as defined in the Credit Agreement, from a certain obligor to $8.0 million. In addition, Amendment No. 3 amended the Credit Agreement to require disclosure by ModusLink of certain discount payments owing to certain of its customers which are not expected to be deducted from the Borrowing Base in the future.

Upon the occurrence and during the continuation of an event of default under the MidCap Credit Agreement, MidCap may, among other things, declare all obligations under the MidCap Credit Agreement immediately due and payable and increase the interest rate at which loans and other obligations under the MidCap Credit Agreement bear interest. The MidCap Credit Agreement expires on December 31, 2022. ModusLink intends to refinance this revolving credit agreement. ModusLink's ability to refinance this revolving credit agreement will depend on the capital and credit markets and our financial condition at such time. As of and during the fiscal year ended July 31, 2021, ModusLink was in compliance with all financial covenants in the MidCap Credit Agreement. ModusLink believes it will remain in compliance with the MidCap Credit

Agreement’s covenants for the next twelve months. At July 31, 2021, the Company did not have any balance outstanding under the MidCap Credit Facility and had a readily available borrowing capacity of $8.7 million.

Steel Connect, Inc., as Parent

As indicated above, Steel Connect, Inc. (excluding its operating subsidiaries, the "Parent") is not a borrower or a guarantor under its subsidiaries' credit facilities, and these credit facilities place limits on distributions to the Parent. Under the Financing Agreement, IWCO Direct is permitted to make distributions to the Parent, in an aggregate amount not to exceed $5.0 million in any fiscal year for management service fees. The Parent is entitled to receive additional cash remittances under a tax sharing agreement from IWCO Direct; however, the total amount that IWCO Direct may distribute to the Parent for management fees and tax sharing during the calendar year ended December 31, 2020, was limited to $5.0 million. Distributions by ModusLink to the Parent are limited to $2.0 million in any fiscal year under the terms of the MidCap Credit Agreement; provided, however, pursuant to the MidCap Credit Agreement amendments described above the ModusLink is permitted to make a special cash dividends to be made on or prior to July 31, 2022 in an aggregate amount not to exceed $50.0 million to the Company. Payment of this Special Distributions will eliminate the availability of the general dividend basket for the fiscal year ending July 31, 2021 and July 31, 2022. Special Distributions totaling $40.0 million were made by ModusLink to the Company during the fiscal year ended July 31, 2021. Distributions by ModusLink to the Parent, other than periods in which Special Distributions are permitted, are limited to $2.0 million in any fiscal year under the terms of the MidCap Credit Agreement.

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

Off-Balance Sheet Financing Arrangements

The Company does not have any material off-balance sheet financing arrangements.

Contractual Obligations

Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures and execute management’s strategic plans including the IWCO Direct CIP. As of July 31, 2021, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating and capital lease leases. As of July 31, 2021, payments due under these long-term obligations are as follows:

	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
	(In thousands)
Debt(1)	$6,000	$373,270	$—	$—	$379,270
Interest payments(2)	30,045	12,581	—	—	42,626
Operating lease liabilities	15,362	17,242	13,528	14,255	60,387
Financing lease liabilities	6	114	—	—	120
Preferred dividend payments	2,100	4,200	4,200	†	10,500
	$53,513	$407,407	$17,728	$14,255	$492,903

(1) Represents principal amount of debt and only includes scheduled principal payments.
(2) Represents expected interest payments on debt. Interest payments based on variable interest rates were determined using the interest rate in effect as of July 31, 2021.
† Holders of the Preferred Stock receive dividends at 6% per annum.

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

We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to recoverability of assets; and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the critical accounting policies below contain the more significant judgments and estimates used in the preparation of our financial statements:

•Revenue recognition
•Accounting for goodwill, other intangible assets and long-lived assets
•Income taxes

Revenue Recognition

The Company recognizes revenue from its contracts with customers primarily from the sale of marketing solutions offerings and supply chain management services. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For IWCO Direct's marketing solutions offerings and ModusLink's supply chain management services arrangements, the goods and services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Marketing solutions offerings.

IWCO Direct's revenue is generated through the provision of data-driven marketing solutions, primarily through providing direct mail products to customers. Revenue related to the majority of IWCO Direct's marketing solutions contracts, which typically consist of a single integrated performance obligation, is recognized over time as the Company performs because the products have no alternative use to the Company.

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

Principal Versus Agent Revenue Recognition

For revenue generated from contracts with customers involving another party, the Company considers whether it maintains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment and discretion in establishing price. Revenues are recognized on a gross basis if the Company is acting in the capacity of a principal and on a net basis if its acting in the capacity of an agent. Certain of IWCO Direct’s marketing services revenues are presented on a net basis as it does not maintain control of the specified goods or services before they are transferred to the client nor is IWCO Direct primarily responsible for fulfillment.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. The Company's goodwill of $231.5 million as of July 31, 2021 relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. We review goodwill for impairment annually in the fourth quarter and test for impairment during the year if an event occurs or circumstances change that would indicate the carrying amount may be impaired. An entity can choose between using the qualitative or Step 0 approach, or perform a quantitative test for impairment.

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

During the three months ended April 30, 2021, IWCO Direct was informed by two significant customers that they would be transitioning their direct marketing services to other providers by the end of the fiscal year ending July 31, 2021 and another customer that it would have significantly lower volumes of sales in at least the fiscal quarter ending July 31, 2021. In connection with its quarterly close procedures, the Company assessed the anticipated negative impact on revenue and earnings from these changes in demand, along with the previously reported notification of another significant customer transitioning its direct marketing services to another company, and determined these factors were indicators that goodwill and other long-lived assets may be impaired. The customers who are transitioning their direct marketing spending to other companies accounted for approximately $10.9 million or 7.0% and $13.1 million or 7.0% of the Company’s revenues for the three months ended April 30, 2021 and 2020, respectively. As a result, the Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of April 30, 2021. The Company determined that the goodwill was impaired, and recorded a non-cash impairment charge of $25.7 million for the three months ended April 30, 2021.

As of the Company’s annual impairment test date on June 30, 2021, the Company performed a quantitative impairment test of goodwill. The Company calculated the fair value of the Direct Marketing reporting unit which indicated the fair value of the reporting unit exceeded its carrying value by greater than 10%, and therefore, as of June 30, 2021, there was no goodwill impairment.

For each of the goodwill impairment tests performed during the year ended July 31, 2021, the fair value of the Direct Marketing reporting unit was calculated using a discounted cash flow ("DCF") model (a form of the income approach) using the Company's current projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the duration and expected impact on its business from the COVID-19 pandemic. The DCF calculation was dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as expected long-term growth rates for cash flows. All of these factors are affected by economic conditions related to the industries in which the Company and its customers operate, as well as in conditions in the global capital markets. The discount rates utilized in the DCF valuation are based upon our weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider the risk inherent in future cash flows of the reporting unit. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. The Company's estimates of future cash flows are based on current economic climates, recent operating results and planned business strategies. These estimates could be negatively affected by decreased customer demand for IWCO's services, changes in regulations, further economic downturns, increased customer attrition or an inability to execute IWCO's business strategies. If the Company's ongoing cash flow projections are not met, the Company may have to record further impairment charges in future periods.

Other intangible assets, net, as of July 31, 2021, include customer relationships with a gross balance of $192.7 million and carrying balance of $115.0 million. The customer relationship intangible assets are being amortized on an accelerated basis over an estimated useful life of 15 years. Intangible assets are reviewed for impairment on an interim basis when certain events or circumstances exist. If the carrying amount of other intangible assets, net is not recoverable, the carrying amount of such assets is reduced to fair value. The Company performed a qualitative assessment of whether it was more likely than not that its other intangibles assets were impaired as of July 31, 2021. The Company reviewed its previous forecasts and assumptions based on the Company's current projections, that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, including the duration and extent of impact to our businesses from the COVID-19 pandemic. Based upon that assessment, the Company concluded it was not more likely than not that the other intangible assets were impaired as of July 31, 2021.

In addition to goodwill and identifiable intangible assets recognized in connection with our business acquisitions, our long-lived assets also include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As July 31, 2021, the consolidated carrying values of our property, plant and equipment were $58.9 million, which represented 8.7% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset's use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized and other factors depending on the asset, including estimated future sales, profits and related cash flows. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Income Taxes

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $111.1 million, respectively, as of July 31, 2021. A 5% reduction in the Company's current valuation allowance on these federal and state net operating loss carryforwards would result in an income tax benefit of approximately $23.4 million. Income taxes are accounted for under the provisions of ASC 740, Income Taxes, using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. As of July 31, 2021 and 2020, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance accordingly. The Company also performs a valuation allowance scheduling exercise based on the deferred tax assets and liabilities as of July 31, 2021. From a state perspective, the Company does not have enough deferred tax assets in certain state jurisdictions to offset future income from the reversal of its deferred tax liabilities, and therefore a state deferred tax liability was recorded in the period ending July 31, 2021.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2021.

Recent Accounting Pronouncements

For a discussion of the Company's new or recently adopted accounting pronouncements, see Note 2 to the consolidated financial statements found elsewhere in this Form 10-K.

Tax Benefits Preservation Plan

Our past operations generated significant net operating losses, or NOLs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted in response to the COVID-19 pandemic which among, other things, amends the treatment of NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they "expire" for such purposes. Until they expire, we can "carry forward" NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021, we are allowed to carryback such NOLs to each of the five taxable years preceding the taxable year of such losses and generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely; however, except for NOLs generated in tax years beginning after December 31, 2017 and prior to January 1, 2021 (which can be carried back to reduce taxable income for the prior five tax years), any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2020 is limited to 80 percent of our taxable income for any tax year (computed without regard to the NOL deduction). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as "Current NOLs." The Company had net NOL carryforwards for federal and state tax purposes of approximately $2.1 billion and $111.0 million, respectively, at July 31, 2021, substantially all of which arose in tax years ending before January 1, 2018. While we cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income, we believe our NOLs are a very valuable asset. For more information, see “Item 1A. Risk Factors—Risks Related to Taxation—We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, the ‘NOLs’ or ‘Tax Benefits’).”

In early 2018, Company's board of directors adopted the Protective Amendment and Tax Plan, each designed to preserve the Company's ability to utilize its NOLs, by preventing an "ownership change" within the meaning of Section 382 of the Internal Revenue Code that would impair the Company's ability to utilize its NOLs. Later that year, the stockholders of Steel Connect approved the Protective Amendment and Tax Plan.

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

The Protective Amendment generally restricts any direct or indirect transfer if the effect would be to (i) increase the direct, indirect or constructive ownership of any stockholder from less than 4.99 percent to 4.99 percent or more of the shares of common stock then outstanding or (ii) increase the direct, indirect or constructive ownership of any stockholder owning or deemed to own 4.99 percent or more of the shares of common stock then outstanding. Pursuant to the Protective Amendment, any direct or indirect transfer attempted in violation of the Protective Amendment would be void as of the date of the prohibited transfer as to the purported transferee (or, in the case of an indirect transfer, the ownership of the direct owner of the shares would terminate simultaneously with the transfer), and the purported transferee (or in the case of any indirect transfer, the direct owner) would not be recognized as the owner of the shares owned in violation of the Protective Amendment (the "excess stock") for any purpose, including for purposes of voting and receiving dividends or other distributions in respect of such shares, or in the case of options, receiving shares in respect of their exercise. In addition to a prohibited transfer being void as of the date it is attempted, upon demand, the purported transferee must transfer the excess stock to an agent of the Company along with any dividends or other distributions paid with respect to such excess stock. The agent is required to sell such excess stock in an arm's-length transaction (or series of transactions) that would not constitute a violation under the Protective Amendment.

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

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a new 4.99-percent stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the new 4.99-percent stockholder or group) to purchase additional shares of the Company at a significant discount, resulting in substantial dilution in the economic interest and voting power of the 4.99-percent stockholder (or group). In addition, under certain circumstances in which the Company is acquired in a merger or other business combination after a non-exempt stockholder (or group) becomes a 4.99-percent stockholder, each holder of the Right (other than the 4.99-percent stockholder or group) would then be entitled to purchase shares of the acquiring company's common stock at a discount.

The Protective Amendment does not expire. The Rights are not exercisable until the Distribution Date and will expire at 11:59 p.m., on January 18, 2024, unless the Rights are earlier redeemed or exchanged as provided in the Tax Plan or the board earlier determines that the Tax Plan is no longer necessary or desirable for the preservation of the Tax Benefits. For more information, see “Item 1A. Risk Factors—Risks Related to Taxation—We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, the ‘NOLs’ or ‘Tax Benefits’).”

ITEM 7A.— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this Item.

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Steel Connect, Inc.
Smyrna, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Connect, Inc. and subsidiaries (the “Company”) as of July 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment

As described in Note 5 to the consolidated financial statements, the Company’s goodwill of $231.5 million as of July 31, 2021 pertains to the Direct Marketing reporting unit. Due to significant customers losses during the third quarter of FY 2021, the Company performed a quantitative assessment to test for goodwill impairment. The Company determined that the goodwill was impaired and recorded a non-cash impairment charge of $25.7 million as of April 30, 2021 through an interim impairment test. Additionally, the Company performed their annual assessment as of June 30, 2021 and needed to perform another quantitative assessment due to the strategic restructuring plan that the Company began to implement in the fourth quarter of FY 2021. For both assessments, management estimated the fair value of the Direct Marketing reporting unit using the discounted cash flow method under the income approach. The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions related to future cash flows and the discount rate used in the valuation model.

We identified the valuation of goodwill during the interim and annual impairment assessments as a critical audit matter. The principal considerations for our determination are the inherent uncertainties related to the Company’s forecasts for the Direct Marketing reporting unit for both periods and how various factors could affect the Company’s forecasted assumptions, in particular, the revenue projections and the discount rate for the interim and annual impairment test and gross margin projections specific to the annual impairment test. Auditing these significant assumptions and judgments involved especially challenging auditor judgment and an increased level of effort, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter for both the interim and annual impairment tests included:

•Evaluating the reasonableness of the assumptions used in the income approach, including revenue projections and gross margins by: (i) comparing the forecasts to historical results (ii) comparing printing industry information to the Company’s forecast to determine whether contradictory evidence exists, and (iii) reviewing the future production reports, including obtaining customer purchase orders to test future production volume.

•Testing the accuracy and completeness of the data used by management to develop its projections.

•Utilizing personnel with specialized knowledge and skills in valuation to assist in: (i) assessing the appropriateness of valuation methods, (ii) testing the mathematical accuracy of the Company’s calculations, and (iii) evaluating the reasonableness of certain assumptions, including the discount rate used in the income approach.

In addition to the above procedures, to address this critical audit matter for the annual impairment test, the procedures we performed included:

•Evaluating the reasonableness of the assumptions used for the gross margin projections in the income approach, by: (i) calculating the impact to gross margins due to the assumptions used in customer attrition (ii) reviewing the assumptions used in the Company’s strategic plan, including cost reductions and certain planned capital expenditures, and comparing to contractual agreements, and (iii) calculating the impact to projected gross margins due to corresponding headcount reductions and the projected elimination of overtime expenses to determine the accuracy of the Company’s forecast.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

New York, NY
October 29, 2021

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2021	July 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$96,931	$75,887
Accounts receivable, trade, net of allowance for doubtful accounts of $49 and $134 at July 31, 2021 and 2020, respectively	69,805	93,072
Inventories, net	16,228	15,354
Funds held for clients	8,212	18,755
Prepaid expenses and other current assets	22,222	20,475
Total current assets	213,398	223,543
Property and equipment, net	58,862	79,678
Goodwill	231,470	257,128
Other intangible assets, net	115,005	135,263
Operating right-of-use assets	50,836	56,140
Other assets	6,810	7,420
Total assets	$676,381	$759,172

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,517	$70,002
Accrued expenses	106,871	111,380
Funds held for clients	8,212	18,755
Current portion of long-term debt	5,602	5,527
Current lease obligations	13,690	14,318
Other current liabilities	28,101	29,950
Total current liabilities	217,993	249,932
Convertible note payable	9,343	8,054
Long-term debt, excluding current portion	358,189	365,468
Long-term lease obligations	38,927	43,211
Other long-term liabilities	10,537	8,509
Total long-term liabilities	416,996	425,242
Total liabilities	634,989	675,174
Commitments and contingencies (Note 10)
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at July 31, 2021 and 2020	35,180	35,180
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at July 31, 2021 and 2020; zero shares issued and outstanding at July 31, 2021 and 2020	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 63,099,496 issued and outstanding shares at July 31, 2021; 62,787,919 issued and outstanding shares at July 31, 2020	632	628
Additional paid-in capital	7,478,638	7,478,047
Accumulated deficit	(7,480,220)	(7,433,700)
Accumulated other comprehensive income	7,162	3,843
Total stockholders' equity	6,212	48,818
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$676,381	$759,172

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended July 31,
	2021	2020
Net revenue:
Products	$387,510	$444,360
Services	226,256	338,453
Total net revenue	613,766	782,813
Cost of revenue:
Products	305,601	345,173
Services	178,552	274,681
Cost of revenue	484,153	619,854
Gross profit	129,613	162,959
Operating expenses:
Selling, general and administrative	96,528	103,261
Amortization of intangible assets	20,258	27,255
Impairment of goodwill	25,658	—
Total operating expenses	142,444	130,516
Operating (loss) income	(12,831)	32,443
Other income (expense):
Interest income	14	61
Interest expense	(31,139)	(33,969)
Other gains, net	1,176	2,098
Total other expense	(29,949)	(31,810)
(Loss) income before income taxes	(42,780)	633
Income tax expense	1,611	5,917
Net loss	(44,391)	(5,284)
Less: Preferred dividends on redeemable preferred stock	(2,129)	(2,129)
Net loss attributable to common stockholders	$(46,520)	$(7,413)

Basic net loss per share attributable to common stockholders	$(0.75)	$(0.12)
Diluted net loss per share attributable to common stockholders	$(0.75)	$(0.12)
Weighted average common shares used in:
Basic loss per share	62,142	61,644
Diluted loss per share	62,142	61,644

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended July 31,
	2021	2020
Net loss	$(44,391)	$(5,284)
Other comprehensive income:
Foreign currency translation adjustment	4,737	8
Net loss on securities, net of tax	—	(96)
Pension liability adjustments, net of tax	(1,418)	2,897
Other comprehensive income	3,319	2,809
Comprehensive loss	$(41,072)	$(2,475)

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2019	61,805,856	$618	$7,477,327	$(7,426,287)	$1,034	$52,692
Net loss	—	—	—	(5,284)	—	(5,284)
Preferred dividends	—	—	—	(2,129)	—	(2,129)
Issuance of common stock pursuant to employee stock purchase plan	21,540	—	10	—	—	10
Restricted stock grants, net of forfeitures	960,523	10	(10)	—	—	—
Share-based compensation	—	—	720	—	—	720
Other comprehensive items	—	—	—	—	2,809	2,809
Balance at July 31, 2020	62,787,919	$628	$7,478,047	$(7,433,700)	$3,843	$48,818
Net loss	—	—	—	(44,391)	—	(44,391)
Preferred dividends	—	—	—	(2,129)	—	(2,129)
Issuance of common stock pursuant to employee stock purchase plan	9,145	—	4	—	—	4
Restricted stock grants, net of forfeitures	302,432	4	(4)	—	—	—
Share-based compensation	—	—	591	—	—	591
Other comprehensive items	—	—	—	—	3,319	3,319
Balance at July 31, 2021	63,099,496	$632	$7,478,638	$(7,480,220)	$7,162	$6,212

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,391)	$(5,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,289	23,075
Amortization of intangible assets	20,258	27,255
Amortization of deferred financing costs	571	435
Accretion of debt discount	1,290	622
Impairment of goodwill	25,658	—
Impairment of long-lived assets	498	—
Share-based compensation	591	720
Non-cash lease expense	14,186	14,263
Other losses (gains), net	439	(2,098)
Changes in operating assets and liabilities:
Accounts receivable, net	23,505	20,305
Inventories, net	(722)	8,510
Prepaid expenses and other current assets	(1,823)	12,396
Accounts payable and accrued expenses	(19,201)	(17,464)
Refundable and accrued income taxes, net	(1,242)	(630)
Other assets and liabilities	(19,839)	(10,481)
Net cash provided by operating activities	23,067	71,624
Cash flows from investing activities:
Additions to property and equipment	(3,615)	(12,070)
Proceeds from the disposition of property and equipment	289	21
Proceeds from the sale of available-for-sale securities	—	163
Net cash used in investing activities	(3,326)	(11,886)
Cash flows from financing activities:
Proceeds from the Cerberus revolving facility	—	19,000
Payments on the Cerberus revolving facility	—	(25,000)
Payments of long-term debt	(7,642)	(3,154)
Payments of debt financing and amendment costs	—	(914)
Payments of preferred dividends	(2,129)	(2,135)
Repayments on capital lease obligations	(70)	(100)
Proceeds from issuance of common stock	4	19
Net cash used in financing activities	(9,837)	(12,284)
Net effect of exchange rate changes on cash and cash equivalents	597	1,124
Net increase in cash, cash equivalents and restricted cash	10,501	48,578
Cash, cash equivalents and restricted cash, beginning of period	94,642	46,064
Cash, cash equivalents and restricted cash, end of period	$105,143	$94,642

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

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business for at least twelve months from the date of this filing. These resources include cash and cash equivalents, ModusLink's credit agreement with MidCap Financial Trust ("MidCap"), IWCO Direct's revolving credit facility and cash, if any, provided by operating activities. The Company's expectations regarding its ability to use its existing cash to continue funding its operations are based on assumptions that may prove to be inaccurate, and the Company may require capital resources sooner than currently expected. While the Company believes it will be able to access this additional liquidity based on existing information, the assumptions underlying this belief may also later prove to be inaccurate.

As of July 31, 2021 and 2020, the Company had cash and cash equivalents of $96.9 million and $75.9 million, respectively. As of July 31, 2021, the Company had a working capital deficit of $4.6 million, which includes accrued pricing liabilities and certain tax related liabilities which the Company believes will not require a cash outlay in the next twelve months. As of July 31, 2021, ModusLink had a readily available borrowing capacity under its revolving credit facility of $8.7 million. As of July 31, 2021, IWCO Direct had a readily available borrowing capacity under its revolving facility of $25.0 million. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.

Impact of COVID-19

The ongoing COVID-19 pandemic has adversely impacted and is likely to further adversely impact nearly all aspects of our business and markets, including our workforce and the operations of our clients, suppliers, and business partners. Beginning in March 2020, when the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency, we experienced impacts to our facility operations, supply chain, availability and productivity of personnel, while also working to comply with rapidly evolving international, federal, state and local restrictions on travel and workplace health and safety. We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in the third and fourth quarters of fiscal year 2020, as well as the fourth quarter of fiscal year 2021. However, these temporary closures did not have a significant impact on ModusLink’s operations. Additionally, although IWCO Direct operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume during the third quarter of fiscal year 2020.

To help combat these impacts and mitigate the financial impact of the COVID-19 pandemic on our business, during fiscal year 2020 we took proactive measures by initiating cost reduction actions, including the waiver of board fees, hiring freezes, staffing and force reductions, company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of fiscal year 2021, and the majority of salary reductions were repaid prior to the fiscal quarter ended January 31, 2021.We continue our focus on cash management and liquidity, which includes aggressive working capital management.

In addition, we aim to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include, but are not limited to, the extent and severity of the impact on our customers and suppliers; the continued disruption to the demand for our businesses' products and services; the impact of the global business and economic environment on liquidity and the availability of capital; delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. The full extent to which the pandemic will directly or indirectly impact our business, results of operations and financial condition, is difficult to predict, and will depend on the duration and spread of the ongoing COVID-19 pandemic (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. As of the filing of this Form 10-K, all of our facilities were open and able to operate at normal capacities. We will evaluate further actions if circumstances warrant while continuing to strategically support the Company’s future growth initiatives (including its Competitive Improvement Plan for IWCO Direct), sales and marketing activities and supply chain solutions and services.

Steel Holdings Expression of Interest

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

The transaction, as proposed, is subject to negotiation. Any definitive agreement with respect to such transaction is subject to approval by the board of directors of Steel Holdings, the Board and shareholders. Such definitive agreement would be expected to contain customary closing conditions, including standard regulatory notifications and approvals.

As a result, we cannot predict whether the terms of such transaction will be agreed upon by Steel Holdings and the Board's special committee for recommendation to their respective boards of directors, for approval of the transaction or whether any such transactions would be approved by the requisite votes of our shareholders.

We also cannot predict the timing, final structure or other terms of any potential transaction and the terms of any such transaction may differ materially from those originally proposed by Steel Holdings. The pendency of any such proposed transaction may have had and may continue to have an adverse impact on the market price of our common stock. In addition, we expect to incur a number of non-recurring, transaction-related costs associated with negotiating the proposed transaction.

(2)SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to: (1) revenue recognition; (2) valuation allowances for trade and other receivables; (3) the valuation of goodwill, other intangible assets and long-lived assets; (4) contingencies, including litigation reserves; (5) restructuring charges and related severance expenses; (6) going concern assumptions, and (7) accrued pricing and tax related liabilities. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

Revenue Recognition

The Company recognizes revenue from its contracts with customers primarily from the sale of marketing solutions offerings and supply chain management services. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For IWCO Direct's marketing solutions offerings and ModusLink's supply chain management services arrangements, the goods and services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Marketing solutions offerings

IWCO Direct's revenue is generated through the provision of data-driven marketing solutions, primarily through providing direct mail products to customers. Revenue related to the majority of IWCO Direct's marketing solutions contracts, which typically consist of a single integrated performance obligation, is recognized over time as the Company performs because the products have no alternative use to the Company.

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

Principal Versus Agent Revenue Recognition

For revenue generated from contracts with customers involving another party, the Company considers whether it maintains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment and discretion in establishing price. Revenues are recognized on a gross basis if the Company is acting in the capacity of a principal and on a net basis if its acting in the capacity of an agent.

Contract Balances

Timing of revenue recognition may differ from timing of invoicing to customers. The Company records contract assets and liabilities related to its contracts with customers as follows:

•Accounts receivable when revenue is recognized prior to receipt of cash payments and if the right to such amounts is unconditional and solely based on the passage of time.
•Contract assets when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to marketing solutions offerings and supply chain management services. The Company's contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the Company's consolidated balance sheets.
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

The allowance for doubtful accounts consisted of the following:

	July 31, 2021	July 31, 2020
	(In thousands)
Balance at beginning of year	$134	$1,804
Provisions charged to expense	—	111
Accounts written off	(6)	(1,781)
Recovered	(79)	—
Balance at end of year	$49	$134

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

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Investments with maturities greater than three months to twelve months at the time of purchase are considered short-term investments. Cash and cash equivalents consisted of the following:

	July 31, 2021	July 31, 2020
	(In thousands)
Cash and bank deposits	$54,604	$70,770
Money market funds	42,327	5,117
	$96,931	$75,887

Fair Value Measurements

The Company measures certain assets and liabilities at fair value (see Note 20 - "Fair Value Measurements"). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available and may include data developed by the Company.

Funds Held for Clients

Funds held for clients represent cash that is restricted for use solely for the purposes of satisfying the obligations to remit clients' customer funds to the Company's clients. These funds are classified as a current asset and a corresponding current liability on the Company's consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by both moving averages and the first-in, first-out methods. IWCO Direct's inventory consists primarily of raw material (paper) used to produce direct mail packages and work-in-process. Finished goods are generally not a significant element of IWCO Direct's inventory as they are generally mailed after the production and sorting process. A provision for excess or obsolete inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns and future sales expectations.

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

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The Company tests long-lived assets or group of assets for recoverability whenever events or changes in circumstances indicate that the Company may not be able to recover the asset's carrying amount. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company evaluates recoverability generally by determining whether the undiscounted cash flows expected to result from the use and eventual disposition of that asset or group cover the carrying value at the evaluation date. If the undiscounted cash flows are not sufficient to recover the carrying value, the Company measures an impairment loss as the excess of the carrying amount of the long-lived asset or group over its fair value. Management may use third-party valuation experts to assist in its determination of fair value.

The carrying value of goodwill is not amortized, but is tested for impairment annually as of June 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting standards for goodwill allow for the assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company does not utilize a qualitative assessment approach, then the quantitative goodwill impairment test is utilized to identify potential impairments. The Company identifies any potential impairment by comparing the carrying value of a reporting unit to its fair value. The Company typically determines the fair value of its reporting units using a discounted cash flow valuation approach. If a potential impairment is identified, the Company will determine the amount of goodwill impairment by comparing the fair value of a reporting unit with its carrying amount. To the extent the carrying value of a reporting unit exceeds its fair value, a goodwill impairment charge is recognized. The Company recognized a interim pre-tax goodwill impairment charge of $25.7 million during the quarter ended April 30, 2021. The annual and interim impairment tests in the fiscal year ended July 31, 2020 did not result in impairments to goodwill.

Acquired finite-lived intangible assets are amortized over their estimated useful lives. The Company evaluates the recoverability of its intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable.

Property and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization is computed by applying the straight-line method to the estimated useful lives of the respective assets. Changes in estimated useful lives and salvage values of the Company’s assets and the related depreciation and amortization expense are accounted for prospectively. The Company capitalizes certain computer software development costs when incurred in connection with developing or obtaining computer software for internal use. The estimated useful lives are as follows:

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

Restructuring Costs

Restructuring and other exit costs may include employee separation costs, asset impairment charges, contract exit costs and costs of facility consolidation and closure. The Company records restructuring and other exit costs at their fair value when incurred. In accordance with existing benefit arrangements, employee termination costs are accrued when the restructuring actions are probable and estimable. Employee separation costs may also include one-time termination benefits recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required beyond the minimum retention period, in which case the costs are recognized ratably over the future service period.

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

Income tax accounting standards prescribe: (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company's accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as non-current income tax liabilities and to classify potential interest and penalties on uncertain income tax positions as elements of the provision for income taxes in its financial statements. See Note 15 - "Income Taxes," for additional information.

Pension Plans

The Company sponsors defined benefit pension plans covering certain of its employees in the Netherlands and Japan. In accordance with accounting standards for employee pension benefits, the Company recognizes on a plan-by-plan basis the unfunded status of its pension plans in the consolidated financial statements and measures its pension plan assets and benefit obligations as of July 31. The obligation for the Company's pension plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, rates of return on plan assets and expected annual rates for salary increases for employee participants.

Share-Based Compensation Plans

All share-based payment awards to employees and directors are measured based upon their grat date fair values and expensed over the period during with the employee or director is required to provide service in exchange for the award (the vesting period). The Company accounts for forfeitures in the period in which they occur.

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

Major Clients and Concentration of Credit Risk

For the fiscal years ended July 31, 2021 and 2020, the Company's ten largest clients accounted for approximately 52% and 57% of consolidated net revenue, respectively. One client, associated with the Supply Chain segment, accounted for 16% and 17% of the Company's consolidated net revenue for the fiscal years ended July 31, 2021 and 2020, respectively. One client, associated with the Direct Marketing segment, accounted for approximately 11% and 8% of the Company's consolidated net revenue for the fiscal years ended July 31, 2021 and 2020, respectively. Two clients, associated with the Supply Chain segment, accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2021. The first client accounted for approximately 13% and 9% of the Company's consolidated net accounts receivable balance as of July 31, 2021 and 2020, respectively. The second client accounted for approximately 12% and 11% of the Company's net accounts receivable balance as of July 31, 2021 and 2020, respectively.

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

Reclassification

Certain reclassifications have been made to the prior year balances to conform with current reporting. On the statement of cash flows for the year ended July 31, 2020, the Company reclassified the non-cash portion of lease expense which totaled $14.3 million from Other Assets and Liabilities to Non-cash Lease Expense. These reclassifications had no impact on net loss or stockholder’s equity.

(3)INVENTORIES

Inventories, net consisted of the following:

	July 31, 2021	July 31, 2020
	(In thousands)
Raw materials	$15,484	$14,216
Work-in-process	76	253
Finished goods	668	885
	$16,228	$15,354

(4)PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2021	2020
	(In thousands)
Land	$942	$942
Machinery and equipment	110,545	112,407
Leasehold improvements	24,941	24,659
Software	54,606	53,715
Computer hardware	13,966	14,055
Other	5,127	6,083
	210,127	211,861
Less: accumulated depreciation and amortization	(151,265)	(132,183)
Property and equipment, net	$58,862	$79,678

(5)GOODWILL AND INTANGIBLE ASSETS

The Company's goodwill of $231.5 million as of July 31, 2021 relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. The carrying value of goodwill is not amortized, but is tested for impairment annually as of June 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

During the three months ended April 30, 2021, IWCO was informed by two significant customers that they would be transitioning their direct marketing services to other providers by the end of the fiscal year ended July 31, 2021 and another customer that it would have significantly lower volumes of sales in at least the fiscal quarter ended July 31, 2021. In connection with its quarterly close procedures, the Company assessed the anticipated negative impact on revenue and earnings from these changes in demand, along with the previously reported notification of another significant customer transitioning its direct marketing services to another company, and determined these factors were indicators that goodwill and other long-lived assets may be impaired. The customers who are transitioning their direct marketing spending to other companies accounted for approximately $10.9 million or 7% and $13.1 million or 7% of the Company’s revenues for the three months ended April 30, 2021 and 2020, respectively. As a result, the Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of April 30, 2021. The Company determined that the goodwill was impaired, and recorded a non-cash impairment charge of $25.7 million for the three months ended April 30, 2021. This amount also represents the Company's accumulated goodwill impairment loss as of July 31, 2021.

As of the Company’s annual impairment test date on June 30, 2021, the Company performed a quantitative impairment test of goodwill. The Company calculated the fair value of the Direct Marketing reporting unit which indicated the fair value of the reporting unit exceeded its carrying value by greater than 10%, and therefore, as of June 30, 2021, there was no goodwill impairment.

For each of the goodwill impairment tests performed during the year ended July 31, 2021, the fair value of the Direct Marketing reporting unit was calculated using a discounted cash flow model (a form of the income approach) using the Company's current projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the duration and expected impact on its business from the COVID-19 pandemic. The DCF calculation was dependent on estimates for future sales, operating income, depreciation and amortization, income tax payments, working capital changes and capital expenditures, as well as expected long-term growth rates for cash flows. All of these factors are affected by economic conditions related to the industries in which the Company and its customers operate, as well as in conditions in the global capital markets. The discount rates utilized in the DCF valuation are based upon our weighted average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider the risk inherent in future cash flows of the reporting unit. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. The Company's estimates of future cash flows are based on current economic climates, recent operating results and planned business strategies. These estimates could be negatively affected by decreased customer demand for IWCO's services, changes in regulations, further economic downturns, increased customer attrition or an inability to execute IWCO's business strategies. If the Company's ongoing cash flow projections are not met, the Company may have to record further impairment charges in future periods.

Other intangible assets, net, as of July 31, 2021, include customer relationships. The customer relationships intangible asset is being amortized on an accelerated basis over their estimated useful lives. At least annually, the remaining useful lives are evaluated.

The table below presents information for the Company's identifiable intangible assets that are subject to amortization:

		July 31, 2021			July 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(In thousands)
Customer relationships	15	$192,730	$77,725	$115,005	$192,730	$60,032	$132,698
Trademarks and trade names	3	20,520	20,520	—	20,520	17,955	2,565
Total		$213,250	$98,245	$115,005	$213,250	$77,987	$135,263

The Company performed a qualitative assessment of whether it was more likely than not that its other intangibles assets were impaired as of July 31, 2021. The Company reviewed its previous forecasts and assumptions based on the Company's current projections, that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, including the duration and extent of impact to our businesses from the COVID-19 pandemic. Based upon that assessment, the Company concluded it was not more likely than not that the other intangible assets were impaired as of July 31, 2021.

The table below presents amortization expense recorded by the Company for its identifiable intangible assets.

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Customer relationships	$17,693	$20,415
Trademarks and trade names	2,565	6,840
Total	$20,258	$27,255

The estimated future amortization expense of intangible assets as of July 31, 2021 is as follows (in thousands):

For the Fiscal Years Ended July 31,
2022	$15,334
2023	11,427
2024	9,371
2025	9,371
2026	9,371
Thereafter	60,131
$115,005

(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	July 31, 2021	July 31, 2020
Accrued Expenses	(In thousands)
Accrued taxes	$57,152	$60,744
Accrued compensation	22,987	25,439
Accrued interest	476	476
Accrued audit, tax and legal	3,674	3,399
Accrued contract labor	930	981
Accrued workers' compensation	1,818	3,949
Accrued other	19,834	16,392
	$106,871	$111,380

	July 31, 2021	July 31, 2020
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$10,295	$13,499
Customer postage deposits	13,452	8,551
Other	4,354	7,900
	$28,101	$29,950

As of July 31, 2021 and 2020, the Company had accrued taxes of $57.2 million and $60.7 million, respectively which reflected the Company’s estimate for certain tax related liabilities. During the fiscal year ended July 31, 2021 and 2020, the Company recorded favorable (unfavorable) adjustments totaling $3.6 million and $(1.9) million, respectively, related to certain tax related liabilities which reflected the Company's revised estimate for such exposures. As of July 31, 2021 and 2020, the Company had accrued pricing liabilities of approximately $10.3 million and $13.5 million, respectively. During the fiscal years ended July 31, 2021 and 2020, the Company concluded that certain accrued pricing liabilities had been extinguished, and the Company derecognized and recorded in Other gains, net $3.2 million and $0.8 million, respectively. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ended on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of July 31, 2021 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(7)DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	July 31, 2021	July 31, 2020
	(In thousands)
Secured
Cerberus Term Loan due December 15, 2022	$364,330	$371,972
Unsecured
7.50% Convertible Senior Note due March 1, 2024	14,940	14,940
Credit Facilities
Cerberus Bank Credit Facility	—	—
MidCap Credit Facility	—	—
Less: unamortized discounts and issuance costs	(6,136)	(7,863)
Total debt, net	373,134	379,049
Less: current portion of debt, net	(5,602)	(5,527)
Total long-term debt, net	$367,532	$373,522

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

On December 9, 2020, ModusLink entered into a First Amendment to the MidCap credit agreement ("Amendment No. 1") to permit special cash dividends to be made on or prior to July 31, 2021 in an aggregate amount not to exceed $50.0 million (the "Special Distributions") to the Company. Payment of the Special Distributions eliminated the availability of the general dividend basket for the fiscal year ended July 31, 2021. Special Distributions totaling $40.0 million were made by ModusLink to the Company during the quarter ended January 31, 2021. In addition, Amendment No. 1 incorporates a new minimum liquidity financial covenant, which requires that the sum of excess availability under the MidCap credit agreement and the amount of qualified cash and cash equivalents of the borrower is not less than $3.0 million until the earlier of July 31, 2021 or the date on which the borrower has either distributed the maximum amount of the Special Distributions or waived the ability to make further Special Distributions. Among other things, Amendment No. 1 also increases the percentage of eligible accounts included in the borrowing base from 50% to 75% and amends the condition for borrowing of revolving loans after the effective date of Amendment No. 1 to require evidence that specified availability (the sum of excess availability and the difference between the borrowing base and the aggregate revolving loan commitments) is not less than $3.0 million prior to giving effect to any such borrowing.

On June 2, 2021, ModusLink entered into a Second Amendment to the MidCap credit agreement (“Amendment No. 2”) which extends the time period for payment from ModusLink to the Company of special distributions to July 31, 2022. In addition, the unused line fee was increased to 0.65% in Amendment No. 2 and certain other technical amendments were incorporated.

On July 1, 2021, ModusLink entered into a Third Amendment to the Credit Agreement (“Amendment No. 3”) which increases the effective cap on eligibility of unpaid Eligible Accounts, as defined in the Credit Agreement, from a certain obligor to $8.0 million. In addition, Amendment No. 3 amended the Credit Agreement to require disclosure by ModusLink of certain discount payments owing to certain of its customers which are not expected to be deducted from the Borrowing Base in the future.

Upon the occurrence and during the continuation of an event of default under the MidCap Credit Agreement, MidCap may, among other things, declare all obligations under the MidCap Credit Agreement immediately due and payable and increase the interest rate at which loans and other obligations under the MidCap Credit Agreement bear interest. As of and during the fiscal year ended July 31, 2021, ModusLink was in compliance with all financial covenants in the MidCap Credit Agreement. ModusLink believes it will remain in compliance with the MidCap Credit Agreement’s covenants for the next twelve months. At July 31, 2021, the Company did not have any balance outstanding and had a readily available borrowing capacity under its MidCap Credit Facility of $8.7 million. At July 31, 2020, the Company did not have any balance outstanding on the MidCap Credit Facility.

Cerberus Credit Facility

On December 15, 2017, the Company entered into a Financing Agreement (the "Financing Agreement"), by and among the Company, Instant Web, LLC, a Delaware corporation and wholly-owned subsidiary of IWCO Direct (as "Borrower"),

IWCO, and certain of IWCO Direct's subsidiaries (together with IWCO Direct, the "Guarantors"), the lenders from time to time party thereto and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders. Steel Connect, Inc. is not a borrower or a guarantor under the Financing Agreement.

The Financing Agreement provides for a $393.0 million term loan facility (the "Term Loan") and a $25.0 million revolving credit facility (the "Revolving Facility") (together, the "Cerberus Credit Facility"). Proceeds of the Cerberus Credit Facility were used (i) to finance a portion of the Company's acquisition of IWCO Direct (the "IWCO Direct Acquisition"), (ii) to repay certain existing indebtedness of the Borrower and its subsidiaries, (iii) for working capital and general corporate purposes and (iv) to pay fees and expenses related to the Financing Agreement and the IWCO Direct Acquisition.

The Cerberus Credit Facility has a five year term and matures on December 15, 2022. Borrowings under the Cerberus Credit Facility bear interest, at the Borrower's option, at a Reference Rate plus 3.75% or a LIBOR Rate plus 6.5%, each as defined the Financing Agreement. The initial interest rate under the Cerberus Credit Facility is at the LIBOR Rate option.

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

On March 30, 2020, IWCO Direct entered into Amendment No. 2 to the Financing Agreement ("Amendment No. 2"). Amendment No. 2 amended the Financing Agreement to permit Borrower to defer approximately $3.0 million in principal payments, due between March 31, 2020 and June 30, 2020, until loan maturity and to forgo the payment of approximately $4.3 million in principal payments pursuant to the excess cash flow sweep in the Financing Agreement. In addition, while Amendment No. 2 limited the total amount Borrower may distribute to the Company for management fees and tax sharing to $5.0 million during the calendar year ending December 31, 2020, Amendment No. 2 also amended the calculation of the excess cash flow defined in the Financing Agreement, for the same period, to eliminate any adverse impact to Borrower from the distribution limit or from the deferral of principal payments. Borrower is required to continue to make all interest payments. In addition, Amendment No. 2 amended the liquidity requirement from $15.0 million to $14.5 million.

Borrowings under the Financing Agreement are fully guaranteed by the Guarantors and are collateralized by substantially all the assets of the Borrower and the Guarantors and a pledge of all of the issued and outstanding equity interests of each of IWCO Direct's subsidiaries.

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

As of July 31, 2021 and 2020, IWCO Direct had no borrowings outstanding and a readily available borrowing capacity under its Revolving Facility of $25.0 million. As of July 31, 2021 and 2020, the principal amount outstanding on the Term Loan was $364.3 million and $372.0 million, respectively. As of July 31, 2021 and 2020, the current and long-term net carrying value of the Term Loan was $363.8 million and $371.0 million, respectively.

	July 31, 2021	July 31, 2020
	(In thousands)
Principal amount outstanding on the Term Loan	$364,330	$371,972
Unamortized debt issuance costs	(539)	(977)
Net carrying value of the Term Loan	$363,791	$370,995

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

The Company assessed the features of the SPHG Note and determined that the conversion features should not be bifurcated as a derivative liability, but should be accounted for under the cash conversion subsections of ASC 470. The Company valued the debt using similar nonconvertible debt as of the original issuance date of the SPHG Note and bifurcated the conversion option associated with the SPHG Note from the host debt instrument and recorded the conversion option of $8.2 million in stockholders' equity. The initial value of the equity component, which reflected the equity conversion feature, was equal to the initial debt discount. The resulting debt discount on the SPHG Note is being accreted to interest expense at the effective interest rate over the term of the SPHG Note. The equity component is included in the additional paid-in capital portion of stockholders' equity on the Company's consolidated balance sheets. The debt issuance costs were not material. As of July 31, 2021, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of July 31, 2021, the remaining period over which the unamortized discount will be amortized is 31 months. The table below presents the net carrying value of the SPHG Note:

	July 31, 2021	July 31, 2020
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(5,597)	(6,886)
Net carrying amount	$9,343	$8,054

During the fiscal years ended July 31, 2021 and 2020, the Company recognized interest expense associated with the SPHG Note as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Interest expense related to contractual interest coupon	$1,136	$1,142
Interest expense related to accretion of the discount	1,290	622
	$2,426	$1,764

The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%.

(8)LEASES

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

Lease Expense

The components of the Company's lease expense are presented below:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Operating lease cost	$16,532	$16,722
Short-term lease expense	1,969	2,358
Variable lease cost	28	68
Amortization of finance lease assets	—	38
Interest on finance lease liabilities	6	11
	$18,535	$19,197

Lease Commitments

The Company's future minimum lease payments required under operating and finance leases that have commenced as of July 31, 2021 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2022	$15,362	$6
2023	9,906	76
2024	7,336	38
2025	7,250	—
2026	6,278	—
Thereafter	14,255	—
Total lease payments	60,387	120
Less: imputed interest	7,881	9
Present value of lease payments	52,506	111
Less: current lease obligations	13,617	73
Long-term lease obligations	$38,889	$38

In order to calculate the operating ROU asset and operating lease liability for a lease, a lessee is required to apply a discount rate equal to the rate implicit in the lease whenever that rate is readily determinable. The Company's lease agreements generally do not provide a readily determinable implicit rate, nor is the rate available to the Company from its lessors and, therefore, the Company determines an incremental borrowing rate to determine the present value of the lease payments. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar lease term to obtain an asset of similar value.

Additional Lease Information

Additional information related to the Company's leases as of July 31, 2021 was as follows:

Weighted average remaining lease term:
Operating leases	5.1	years
Finance leases	1.4	years

Weighted average discount rate:
Operating leases		4.5%
Finance leases		3.9%

Supplemental Cash Flow Information

Supplemental cash flow information related to the cash paid for amounts included in measurement of lease liabilities during the fiscal year ended July 31, 2021 and 2020 was as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Operating cash flows from operating leases	$16,413	$15,885
Operating cash flows from finance leases	$6	$9
Financing cash flows from finance leases	$70	$100

(9)RESTRUCTURING ACTIVITIES

IWCO Restructuring Activities

On June 2, 2021, the Board approved a Competitive Improvement Plan (“CIP”) for IWCO Direct, which addresses the changing requirements of its customers and markets it serves, as well as the current competitive landscape. The CIP seeks to expand IWCO Direct’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities. The CIP contemplates a total investment of approximately $54 million primarily over a 24-month period. The Company estimates the CIP cost will consist of approximately: (1) $38 million for digital press and insertion equipment, and technology build out cost (of which approximately $34 million in lease/purchase agreements were entered into subsequent to year-end), and (2) $16 million for severance, employee retention, facilities optimization, and other implementation costs. In addition, the Company expects to incur approximately $12 million for non-cash accelerated depreciation expense. The cost estimates do not include amounts for potential non-cash asset impairment charges relating to facilities and equipment optimization. The timing and amount of the costs will depend on a number of factors.

Accelerated depreciation costs primarily relate to operating facilities and equipment to be sold or closed as part of the programs. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the asset, based upon the anticipated date the site will be closed or divested or the equipment disposed of, and depreciation expense as determined utilizing the useful life prior to the restructuring actions.

As part of the CIP, the Company announced on August 23, 2021 that it will be optimizing its manufacturing footprint by closing IWCO Direct’s Little Falls, Minnesota facility. The facility is expected to close in January of 2022. For the fiscal year ended July 31, 2021, the Company did not incur any material costs associated with these restructuring activities.

ModusLink Restructuring Activities

During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were primarily composed of employee termination costs.

The tables below present restructuring charges by type of cost for the fiscal year ended July 31, 2021:

(in thousands)	Direct Marketing	Supply Chain	Total
Accelerated depreciation	$3,228	$—	$3,228
Impairment of long-lived assets	498	—	498
Employee termination costs	—	1,720	1,720
Contractual obligations	—	35	35
Total restructuring charges	$3,726	$1,755	$5,481

(in thousands)	Direct Marketing	Supply Chain	Total
Cost of revenue	$3,724	$—	$3,724
Selling, general and administrative	2	1,755	1,757
	$3,726	$1,755	$5,481

Changes to the restructuring liability during he fiscal year ended July 31, 2021 were as follows:

(in thousands)	Employee Termination Costs	Contractual Obligations	Restructuring Liability
Balance as of July 31, 2020	$41	$—	$41
Costs incurred	2,124	37	2,161
Cash payments	(706)	(35)	(741)
Change in estimates	(404)	(2)	(406)
Balance as of July 31, 2021	$1,055	$—	$1,055

(10)COMMITMENTS AND CONTINGENCIES

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

On August 13, 2021, the Company, together with certain of its current and former directors of the Board, Warren Lichtenstein, Glen Kassan, William Fejes, Jr., Jack Howard, Jeffrey Fenton and Jeffrey Wald, as well as other named defendants (collectively, the “Defendants”), entered into a memorandum of understanding (the “MOU”) with Donald Reith (the “Plaintiff”) in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. Pursuant to the MOU, the Defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to the Company $2.75 million in cash. The payment shall be paid into an escrow account within 14 business days of the later of (i) the entry of the scheduling order in connection with the stipulation of the settlement; or (ii) the date on which Plaintiff’s counsel provides to the Defendants’ counsel written payment and wire instructions.

Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate 3.3 million shares which they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. Such amounts are to be adjusted to give effect to the one-for-ten reverse stock split voted on by the Company’s shareholders at the annual meeting on July 26, 2021 (if such reverse stock split is effected prior to the surrender of such shares). The surrenders and cancellations shall be completed no later than seven calendar days following final approval of the settlement by the court and the exhaustion of any appeals therefrom or the expiration of time to appeal. On August 17, 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under their respective Surrender Agreements and all such shares were subsequently cancelled. Pursuant to the MOU, the Company has also agreed to pay the Plaintiff’s counsel legal fees for this matter. The settlement requires court approval, and there can be no assurances that such approval will be granted.

(11)DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of ModusLink's employees in its Netherlands facility and one unfunded defined benefit pension plan covering certain of its employees in Japan. Pension costs are actuarially determined. During the year ended July 31, 2020, the Netherlands defined benefit plan was amended so active participants no longer accrued benefits as of January 1, 2020 which resulted in a pre-tax curtailment gain of $2.4 million recognized in accumulated other comprehensive income.

The plan assets of the two defined benefit plans associated with the ModusLink's Netherlands facility consist of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2021 and 2020, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2021	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$28,554	98%	$—	$—	$28,554
Other investments	669	2%	—	—	669
	$29,223	100%	$—	$—	$29,223

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2020	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$28,388	98%	$—	$—	$28,388
Other investments	662	2%	—	—	662
	$29,050	100%	$—	$—	$29,050

The following table summarizes the changes in benefit obligation, plan assets and funded status for these plans:

	July 31,
	2021	2020
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$33,927	$34,538
Service cost	16	185
Interest cost	501	543
Actuarial gain	(664)	(691)
Employee contributions	—	28
Benefits and administrative expenses paid	(216)	(212)
Settlements	(46)	—
Effect of curtailment	—	(2,390)
Currency translation	66	1,926
Benefit obligation at end of year	$33,584	$33,927

Change in plan assets
Fair value of plan assets at beginning of year	$29,050	$27,267
Actual return on plan assets	(29)	476
Employer contributions, net	393	(39)
Employee contributions	—	28
Settlements	(46)	—
Benefits and administrative expenses paid	(216)	(212)
Currency translation	71	1,530
Fair value of plan assets at end of year	$29,223	$29,050

Funded status
Current liabilities	$(13)	$(31)
Noncurrent liabilities	(4,348)	(4,846)
Net amounts recognized on the consolidated balance sheets	$(4,361)	$(4,877)

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2021	2020
	(In thousands)
Projected benefit obligation	$33,584	$33,927
Accumulated benefit obligation	$33,584	$33,927
Fair value of plan assets	$29,223	$29,050

The following table summarizes the components of net periodic pension cost:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Service cost	$16	$185
Interest costs	501	543
Expected return on plan assets	(437)	(458)
Amortization of net actuarial loss	4	74
Curtailment gain	—	(143)
Net periodic pension costs	$84	$201

Assumptions

The table below summarizes the weighted average assumptions used to determine benefit obligations:

	Fiscal Year Ended July 31,
	2021	2020
Discount rate	1.49%	1.48%
Rate of compensation increase	—%	1.96%

The table below summarizes weighted average assumptions used to determine net periodic pension cost:

	Fiscal Year Ended July 31,
	2021	2020
Discount rate	1.24%	1.39%
Expected long-term rate of return on plan assets	1.20%	1.37%
Rate of compensation increase	—%	1.77%

The discount rate reflects the Company's best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as of July 31, 2021 for the appropriate duration of the plan.

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

Benefit Payments

The following table summarizes expected benefit payments from the plans through fiscal year 2026. Actual benefit payments may differ from expected benefit payments. The minimum employer required contributions to the plans are expected to be approximately $0.3 million in fiscal year 2022.

Pension Benefit Payments
(In thousands)
For the fiscal year ending July 31:
2022	257
2023	308
2024	477
2025	395
2026	497
Next 5 years	3,054

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

(12)REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents the Company's revenues from customers with contracts disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Fiscal Year Ended July 31, 2021			Fiscal Year Ended July 31, 2020
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)			(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$387,510	$—	$387,510	$444,360	$—	$444,360
Supply chain management services	—	224,280	224,280	—	336,491	336,491
Other	—	1,976	1,976	—	1,962	1,962
	$387,510	$226,256	$613,766	$444,360	$338,453	$782,813
Timing of Revenue Recognition
Products transferred over time	$387,510	$—	$387,510	$444,360	$—	$444,360
Services transferred over time	—	226,256	226,256	—	338,453	338,453
	$387,510	$226,256	$613,766	$444,360	$338,453	$782,813

The table below presents information for the Company's contract balances:

	July 31, 2021	July 31, 2020
	(In thousands)
Accounts receivable, trade, net	$69,805	$93,072
Contract assets	$14,458	$13,016

Deferred revenue - current	$2,562	$2,860
Deferred revenue - long-term	108	85
Total deferred revenue	$2,670	$2,945

Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the fiscal year ended July 31, 2021 were as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$2,945	$3,029
Deferral of revenue	5,266	4,310
Recognition of deferred amounts upon satisfaction of performance obligation	(5,541)	(4,394)
Balance at end of period	$2,670	$2,945

The Company expects to recognize approximately $2.6 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.

(13)OTHER GAINS, NET

The following table presents the components of "Other gains, net":

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Foreign currency exchange (losses) gains, net	$(1,907)	$890
Derecognition of accrued pricing liabilities(a)	3,204	810
Other (losses) gains, net	(121)	398
	$1,176	$2,098

(a) Refer to Note 6 – “Accrued Expenses and Other Current Liabilities” for information on the derecognition of the accrued pricing liabilities.

(14)SHARE-BASED PAYMENTS

Share-Based Compensation Plans

The Company has adopted share-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. On June 12, 2020, the Company's Board of Directors adopted, subject to stockholder approval, the Steel Connect, Inc. 2020 Stock Incentive Compensation Plan ("2020 Incentive Plan"), and on July 23, 2020, the 2020 Incentive Plan was approved. The 2020 Incentive Plan provides that the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and other cash based-awards. The 2020 Incentive Plan replaced the 2010 Incentive Award Plan, as amended (the "2010 Incentive Plan"). The Company also has a 2005 Non-Employee Director Plan (the "2005 Director Plan"). As of July 23, 2020, no additional grants may be issued under the 2010 Incentive Plan. Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan. Under the 2020 Incentive Plan, the Company may grant up to 4,945,000 shares of common stock of the Company in addition to (i) 3,668,143 shares of common stock previously available for issuance under the 2010 Incentive Plan and (ii) up to 1,060,523 shares of common stock subject to outstanding awards under the 2010 Incentive Plan, which if forfeited or lapse unexercised or are settled in cash and are not issued under the prior plan for any reason, may be issued under the 2020 Incentive Plan. As of July 31, 2021, 8,442,623 shares were available for future issuance under the 2020 Incentive Plan.

The Board administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board or to certain officers of the Company in accordance with Securities and Exchange Commission ("SEC") regulations and applicable Delaware law.

During the fiscal year ended July 31, 2021, the Company awarded stock-based compensation under the 2020 Incentive Plan. During the fiscal year ended July 31, 2020, the Company awarded stock-based compensation under the 2010 Incentive Plan and 2005 Director Plan.

On December 15, 2017, under the 2010 Incentive Plan, the Board, upon the recommendation of the Special Committee and the Company's Compensation Committee, approved 4.0 million restricted stock grants and 1.5 million market based restricted stock grants to non-employee directors of the Company. The 4.0 million restricted stock vested immediately on the grant date. The 1.5 million market based restricted stock grants do not expire and vest upon the attainment of target stock price hurdles. As of July 31, 2019, 1.0 million of the market based restricted stock grants had met the target stock price hurdles. The restricted stock grants and market based restricted stock grants were fully expensed as of July 31, 2020. As discussed in Note 10, on August 13, 2021, the Company, together with certain of its current and former directors of the Board, entered into a memorandum of understanding with Donald Reith in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. Under the MOU and separate letter agreements between the Company and recipients of the 5.5 million restricted stock and market based restricted stock awards granted In December 2017, the non-employee directors agreed to surrender to the Company an aggregate 2.9 million vested shares and 0.5 million unvested shares.

The following table summarizes share-based compensation expense for the fiscal years ended July 31, 2021 and 2020:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Cost of revenue	$—	$—
Selling, general and administrative	591	720
	$591	$720

Stock Options

A summary of option activity for the fiscal year ended July 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
	(In thousands, except exercise price and years)
Stock options outstanding, July 31, 2020	174	$4.30
Granted	—	—
Exercised	—	—
Forfeited or expired	(162)	4.37
Stock options outstanding, July 31, 2021	12	3.41	0.2
Stock options exercisable, July 31, 2021	12	$3.41	0.2

As of July 31, 2021, there was no unrecognized share-based compensation related to stock options. The aggregate intrinsic value of the outstanding awards is immaterial.

Restricted Stock

Restricted stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance conditions placed on the restricted stock, in which case the restricted stock is expensed using graded vesting. Restricted stock compensation expense for the fiscal years ended July 31, 2021 and 2020 was $0.6 million and $0.7 million, respectively.

A summary of the activity of the Company's restricted stock for the fiscal year ended July 31, 2021, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Share amounts in thousands)
Nonvested stock outstanding, July 31, 2020	1,345	$0.95
Granted	416	1.32
Vested	(645)	0.94
Forfeited	—	—
Nonvested stock outstanding, July 31, 2021	1,116	$1.09

The fair value of restricted shares is determined based on the market price of the Company's common stock on the grant date. The total grant date fair value of restricted stock that vested during the fiscal years ended July 31, 2021 and 2020 was approximately $0.7 million and $0.8 million, respectively. As of July 31, 2021, there was approximately $0.5 million of total unrecognized compensation cost related to restricted stock to be recognized over a weighted average period of 0.8 years.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan (the "ESPP") under which an aggregate of 600,000 shares of the Company's stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2021 and 2020, the Company issued approximately 9,145 and 22,000 shares, respectively, under the ESPP. Approximately 77,815 shares are available for future issuance as of July 31, 2021.

(15)INCOME TAXES

The components of (loss) income before provision for income taxes are as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Income (loss) from operations before income taxes:
U.S.	$(49,372)	$(9,168)
Foreign	6,592	9,801
Total (loss) income from operations before income taxes	$(42,780)	$633

The components of income tax expense from operations consist of the following:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Current provision:
Federal	$—	$—
State	401	430
Foreign	1,033	3,283
	1,434	3,713
Deferred provision:
Federal	39	91
State	42	1,452
Foreign	96	661
	177	2,204
Total tax provision	$1,611	$5,917

As of July 31, 2021, the Company recorded a non-current deferred tax asset of $0.2 million and a non-current deferred tax liability of $1.2 million in "Other Assets" and "Other Long-term Liabilities," respectively. As of July 31, 2020, the Company recorded a non-current deferred tax asset of $0.3 million and a non-current deferred tax liability of $0.8 million in "Other Assets" and "Other Long-term Liabilities," respectively. The components of deferred tax assets and liabilities are as follows:

	July 31, 2021	July 31, 2020
	(In thousands)
Deferred tax assets:
Accruals and reserves	$8,503	$8,563
Tax basis in excess of financial basis for intangible and fixed assets	181	225
Net operating loss and capital loss carry forwards	466,801	468,132
Total gross deferred tax assets	475,485	476,920
Less: valuation allowance	(456,610)	(452,969)
Net deferred tax assets	$18,875	$23,951
Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	$(18,464)	$(22,889)
Convertible debt	(1,342)	(1,595)
Total gross deferred tax liabilities	(19,806)	(24,484)
Net deferred tax liabilities	$(931)	$(533)

The net change in the total valuation allowance for the fiscal year ended July 31, 2021 was an increase of approximately $3.6 million. This increase is primarily due to the U.S. valuation allowance. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2020 was an increase of approximately $1.8 million.

The Company has certain deferred tax benefits, including those generated by net operating losses and certain other tax attributes (collectively, the "Tax Benefits"). The Company's ability to use these Tax Benefits could be substantially limited if it were to experience an "ownership change," as defined under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In general, an ownership change would occur if there is a greater than 50-percentage point change in ownership of securities by stockholders owning (or deemed to own under Section 382 of the Code) five or more of a corporation's securities over a rolling three year period.

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

As of July 31, 2021, the Company has elected to defer the employer-paid portion of social security taxes, which is expected to provide the Company with approximately $5.3 million of additional liquidity during the current calendar year, with 50% of the deferral due December 31, 2021 and the remaining 50% due December 31, 2022. The Company does not expect the provisions of the CARES Act to have a significant impact on the income tax provision, income tax payable or deferred income tax positions of the Company.

The CARES Act temporarily amended section 163j through fiscal year 2021 and increased the taxable income limitation to be 50% of the Company's net (loss) income excluding net charges related to interest income, interest expense, income tax expense, depreciation and amortization of intangible assets ("EBITDA"), on a tax basis. The limitation was previously 30% of EBITDA on a tax basis.

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

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.1 billion and $111.1 million, respectively, at July 31, 2021. The federal net operating losses will expire from the fiscal year ending July 31,

2023 through the fiscal year ended July 31, 2038 and the state net operating losses will expire from the fiscal year ended July 31, 2022 through the fiscal year ended July 31, 2040. The Company has a foreign net operating loss carryforward of approximately $73.4 million, of which $57.0 million has an indefinite carryforward period. In addition, the Company has $34.2 million of capital loss carryforwards for federal and state tax purposes. The federal and state capital losses will expire in fiscal year 2024

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 21.0% to (loss) income from continuing operations before income taxes as a result of the following:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Computed "expected" income tax expense (benefit)	$(8,984)	$160
Increase (decrease) in income tax expense resulting from:
Change in valuation allowance	5,386	2,227
Foreign tax rate differential	(33)	(23)
Goodwill impairment	5,388	—
Nondeductible expenses	443	3,010
Foreign withholding taxes	(1,310)	553
Addition of uncertain tax position reserves	(247)	498
State benefit of U.S. loss	—	(624)
State income taxes, net of federal benefit	317	133
Other	651	(17)
Actual income tax expense	$1,611	$5,917

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2021 and 2020, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $2.5 million and $2.8 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense. The Company expects that there will be a $0.6 million reduction of the unrecognized tax benefits in the next twelve months related to the U.S. state income tax exposure as a result of a lapse in the applicable statute of limitations.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2018 through July 31, 2021. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2013 through 2020 tax years remain subject to examination in most locations while the Company's 2009 through 2020 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Balance as of beginning of year	$2,460	$2,207
Additions for current year tax positions	52	667
Currency translation	(3)	2
Reductions for lapses in statute of limitations	(369)	(416)
Balance as of end of year	$2,140	$2,460

In accordance with the Company's accounting policy, interest related to income taxes is included in the provision for income taxes line of the consolidated statements of operations. For the fiscal years ended July 31, 2021 and 2020, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2021 and 2020, the Company had recorded liabilities for increases in interest expense related to uncertain tax positions for an immaterial amount and $0.1 million, respectively. The Company expects $0.6 million of unrecognized tax benefits and related interest will reverse in the next twelve months.

(16)LOSS PER SHARE

Loss Per Share

The following table reconciles loss per share for the fiscal years ended July 31, 2021 and 2020.

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands, except per share data)
Net loss	$(44,391)	$(5,284)
Less: Preferred dividends on redeemable preferred stock	(2,129)	(2,129)
Net loss attributable to common stockholders	$(46,520)	$(7,413)

Weighted average common shares outstanding	62,142	61,644

Basic and diluted net loss per share attributable to common stockholders	$(0.75)	$(0.12)

Approximately 24.2 million and 24.4 million common stock equivalent shares relating to the effects of outstanding stock options, restricted stock, the SPHG Note and redeemable preferred stock were excluded from the denominator in the calculation of diluted loss per share for the fiscal years ended July 31, 2021 and 2020, respectively. The common stock equivalent shares excluded during the fiscal years ended July 31, 2021 and 2020 were primarily excluded as their effect would be anti-dilutive. The common stock equivalent shares excluded during the years ended July 31, 2021 and 2020 were primarily excluded as the options were out-of-the-money. Approximately 6.3 million common shares outstanding associated with the SPHG Note, using the if-converted method, were excluded from the denominator in the calculation of diluted loss per share for both the fiscal years ended July 31, 2021 and 2020. Approximately 17.9 million common shares outstanding associated with the contingently redeemable preferred stock, using the if-converted method, were excluded from the denominator in the calculation of diluted loss per share for both the fiscal years ended July 31, 2021 and 2020.

(17)ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2020	$5,025	$(1,182)	$3,843
Foreign currency translation adjustment	4,737	—	4,737
Pension liability adjustments	—	(1,418)	(1,418)
Net current-period other comprehensive income (loss)	4,737	(1,418)	3,319
Accumulated other comprehensive income (loss) at July 31, 2021	$9,762	$(2,600)	$7,162

	Foreign currency items	Pension items	Unrealized gains (losses) on securities	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2019	$5,017	$(4,079)	$96	$1,034
Foreign currency translation adjustment	8	—	—	8
Net unrealized holding gain on securities	—	—	(96)	(96)
Pension liability adjustments	—	2,897	—	2,897
Net current-period other comprehensive income (loss)	8	2,897	(96)	2,809
Accumulated other comprehensive income (loss) at July 31, 2020	$5,025	$(1,182)	$—	$3,843

In both the fiscal years ended July 31, 2021 and 2020, the Company recorded an immaterial amount in taxes related to other comprehensive income (loss).

(18)STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The amount of cash, cash equivalents and restricted cash as of July 31, 2021 and 2020 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	July 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$96,931	$75,887
Funds held for clients	8,212	18,755
Cash, cash equivalents and restricted cash	$105,143	$94,642

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Cash paid for interest	$29,347	$32,799
Cash paid for income taxes	$3,151	$4,991

Cash paid for taxes can be higher than income tax expense as shown on the Company's consolidated statements of operations due to prepayments made in certain jurisdictions as well as to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-Cash Activities

Non-cash financing activities during the fiscal years ended July 31, 2021 and 2020 included the issuance of approximately 0.4 million and 1.0 million shares, respectively, of non-vested common stock, valued at approximately $0.6 million and $1.0 million, respectively, to certain employees and non-employees of the Company.

(19)STOCKHOLDERS' EQUITY

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

Common Stock

Each holder of the Company's common stock is entitled to:

•one vote per share on all matters submitted to a vote of the stockholders, subject to the rights of any preferred stock that may be outstanding;
•dividends as may be declared by the Company's Board out of funds legally available for that purpose, subject to the rights of any preferred stock that may be outstanding; and
•a pro rata share in any distribution of the Company's assets after payment or providing for the payment of liabilities and the liquidation preference of any outstanding preferred stock in the event of liquidation.

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

Reverse Stock Split

At the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders approved a reverse stock split (the “Reverse Stock Split”) of the issued and outstanding shares of the Company’s common stock at the ratio of one-for-ten. The Company’s board is authorized to determine when to file the necessary amendment to the Company’s Restated Certificate of Incorporation for the Reverse Stock Split with the Delaware Secretary of State at any time on or before the 12-month anniversary of stockholder approval thereof. The board may, at its discretion, cause the filing of the amendment to effect the Reverse Stock Split or abandon the amendment and not effect the Reverse Stock Split if it determines that any such action is or is not in the best interests of the Company and its stockholders. The board’s decision as to whether and when to effect the Reverse Stock Split will be based on a number of factors, including market conditions, existing and expected trading prices for the Company’s common stock, and the rules of the Nasdaq Capital Market. Upon consummation of the Reverse Stock Split, every ten shares of common stock held by a stockholder at that time will be combined into one share of common stock. The Reverse Stock Split will affect all of the Company’s stockholders uniformly and will not affect any stockholder’s percentage ownership interests in the Company or proportionate voting power, except for minor adjustments due to the treatment of fractional shares. No fractional shares will be issued in connection with the Reverse Stock Split.

Additionally, at the Company’s 2020 Annual Meeting of Stockholders, the Company’s stockholders also approved the amendment to the Company’s Restated Certificate of Incorporation to reduce the number of shares of authorized common stock
(the “Authorized Shares Reduction”), from 1,400,000,000 to 140,000,000. While the Company’s board currently intends to implement the Authorized Shares Reduction to the extent that it implements the Reverse Stock Split, the board reserves its right to elect not to proceed with the Authorized Shares Reduction if it determines, in its sole discretion, following stockholder approval, that this proposal is no longer in the best interests of the Company or its stockholders.

(20)FAIR VALUE MEASUREMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of July 31, 2021 and 2020, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2021	Level 1	Level 2	Level 3
Money market funds	$42,327	$42,327	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2020	Level 1	Level 2	Level 3
Money market funds	$5,117	$5,117	$—	$—

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The Company reviews the carrying amounts of these assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recognized when the carrying amount of the asset group or reporting unit is not recoverable and exceeds its fair value. The Company estimates the fair values of assets subject to impairment based on the Company's own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available. As discussed in Note 5, the Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of April 30, 2021. The Company determined that the goodwill was impaired, and recorded a non-cash impairment charge of $25.7 million for the three months ended April 30, 2021.

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

(21)SEGMENT INFORMATION

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

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Fiscal Year Ended Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Net revenue:
Direct Marketing	$387,510	$444,360
Supply Chain	226,256	338,453
	$613,766	$782,813
Operating (loss) income:
Direct Marketing	$(11,261)	$12,940
Supply Chain	6,827	27,952
Total segment operating (loss) income	(4,434)	40,892
Corporate-level activity	(8,397)	(8,449)
Total operating (loss) income	(12,831)	32,443
Total other expense	(29,949)	(31,810)
(Loss) income before income taxes	$(42,780)	$633

	July 31, 2021	July 31, 2020
	(In thousands)
Total assets:
Direct Marketing	$530,944	$584,477
Supply Chain	101,159	138,773
Sub-total—segment assets	632,103	723,250
Corporate	44,278	35,922
	$676,381	$759,172

Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Products:
Direct Marketing	$387,510	$444,360
Services:
Supply Chain	226,256	338,453
	$613,766	$782,813

Summarized financial information of the Company's capital expenditures, depreciation expense and amortization expense, by reportable segment, is as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
Capital expenditures:
Direct Marketing	$2,397	$10,197
Supply Chain	1,218	1,873
	$3,615	$12,070
Depreciation Expense:
Direct Marketing	$19,893	$18,964
Supply Chain	3,403	4,111
	$23,296	$23,075
Amortization Expense:
Direct Marketing	$20,258	$27,255

As of July 31, 2021 and 2020, approximately $58.4 million and $73.2 million of the Company's long-lived assets, respectively, were located in the U.S.. Summarized financial information of the Company's net revenue by geographic location is as follows:

	Fiscal Year Ended July 31,
	2021	2020
	(In thousands)
United States	$448,253	$524,249
Mainland China	71,307	126,611
Other	94,206	131,953
	$613,766	$782,813

(22)RELATED PARTY TRANSACTIONS

As of July 31, 2021, SPHG Holdings and its affiliates, including Steel Holdings, HNH and SPL, beneficially owned approximately 48.5% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our Common Stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director.

SPHG Note Transaction

On February 28, 2019, the Company entered into that certain SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024. As of July 31, 2021 and 2020, SPHG Holdings held $14.9 million principal amount of the Company's 7.50% Convertible Senior Note. As of July 31, 2021 and 2020, the net carrying value of the SPHG Note was $9.3 million and $8.1 million, respectively. During the fiscal years ended July 31, 2021 and 2020, the Company recognized interest expense of $2.4 million and $1.8 million , respectively, associated with the SPHG Note.

Preferred Stock Transaction

Refer to Note 19 – “Stockholders’ Equity” for information on the Preferred Stock Purchase Agreement with SPHG Holdings. During both the fiscal years ended July 31, 2021 and 2020, the Company paid dividends of $2.1 million associated with the Series C Convertible Preferred Stock.

Management Services Agreement

The Company is party to a management services agreement with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings and is a related party. Pursuant to this agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers and other corporate services. Total expenses incurred related to the management services agreement for the fiscal years ended July 31, 2021 and 2020 totaled $4.3 million and $3.4 million, respectively. As of July 31, 2021 and 2020, amounts due to Steel Services were $0.9 million and $0.8 million, respectively.

ITEM 9.— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of July 31, 2021.

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

Under the supervision of and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2021.

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

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal year ended July 31, 2021, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our definitive proxy statement on Schedule 14A filed with the SEC on June 15, 2021.

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

Equity Compensation Plan Information as of July 31, 2021

The following table sets forth certain information regarding the Company's equity compensation plans as of July 31, 2021:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,127,815	$0.04	8,520,438	(1)(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	1,127,815	$0.04	8,520,438
_____________
(1)Includes:
▪Approximately 77,815 shares available for issuance under the Company's Amended and Restated 1995 Employee Stock Purchase Plan, as amended.

▪8,442,623 shares available for future issuance under the 2020 Stock Incentive Compensation Plan.
(2)On June 12, 2020, the Company's Board of Directors adopted, subject to stockholder approval, the Steel Connect Inc. 2020 Stock Incentive Compensation Plan ("2020 Incentive Plan"), and on July 23, 2020, the 2020 Incentive Plan was approved. The 2020 Incentive Plan replaces the 2010 Incentive Award Plan, as amended (the "2010 Incentive Plan"). The Company also has a 2005 Non-Employee Director Plan (the "2005 Director Plan"). As of December 2010, no grants were allowed under the 2005 Director Plan. As of July 23, 2020, no additional grants may be issued under the 2010 Incentive Plan. Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan.

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

3.3
Fourth Amended and Restated Bylaws of ModusLink Global Solutions, Inc., as currently in effect is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 23, 2014.

3.4
Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013.

3.5
Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014 is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

3.6
Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Reverse Split), filed with the Secretary of State of the State of Delaware on January 16, 2015 is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

3.7
Certificate of Amendment of the Restated Certificate of Incorporation of ModusLink Global Solutions, Inc. (Effecting the Forward Split), filed with the Secretary of State of the State of Delaware on January 16, 2015 is incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

3.8
Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of ModusLink Global Solutions, Inc. filed with the Secretary of State of the State of Delaware on December 15, 2017 is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

3.9
Certificate of Designation of Rights, Preferences and Privileges of Series D Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on January 19, 2018 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

3.10
Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on February 20, 2018 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2018 .

3.11
Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2018 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2018.

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

4.2	Description of Registrant's Securities is incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on October 15,2019.

4.3
Tax Benefits Preservation Plan, dated as of January 19, 2018, by and between ModusLink Global Solutions, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

4.4
Amendment to Tax Benefits Preservation Plan, dated as of January 8, 2021, by and between Company and American Stock Transfer & Trust Company, LLC, as Rights Agent is incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 8, 2021.

4.5
Form of 7.50% Convertible Senior Note due 2024 issued by Steel Connect, Inc. to SPH Group Holdings LLC. is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2019.

10.1*
Amended and Restated 1995 Employee Stock Purchase Plan, as amended by Amendment No.  1 and Amendment No. 2 thereto is incorporated herein by reference to Appendix II to the Registrant’s Definitive Schedule 14A filed on November 16, 2001.

10.2*
Amendment No. 3 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January  31, 2006.

10.3*
Amendment No. 4 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October  31, 2008.

10.4*	Amendment No. 5 to Amended and Restated 1995 Employee Stock Purchase Plan is incorporated herein by reference to Appendix I to the Registrant’s Definitive Schedule 14A filed on October 23, 2009.

10.5*	2005 Non-Employee Director Plan is incorporated herein by reference to Appendix V to the Registrant’s Definitive Schedule 14A filed on November 7, 2005.

10.6*	Amendment No. 1 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

10.7*	Amendment No. 2 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

10.8*	Amendment No. 3 to 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011.

10.9*
Form of Non-Statutory Stock Option Agreement for usage under the 2005 Non-Employee Director Plan is incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006.

10.10*	Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.11*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.12*	Form of 2010 Incentive Award Plan Non-Statutory Stock Option Certificate is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.13*	Form of 2010 Incentive Award Plan Incentive Stock Option Certificate is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 8, 2010.

10.14
Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.15
Settlement Agreement, dated February  11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.16
Amendment No. 1 to Settlement Agreement, dated January  5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January  5, 2015.

10.17*	Form of Restricted Stock Unit Agreement Granted Under 2010 Incentive Award Plan is incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 5, 2017.

10.18
Financing Agreement dated as of December 15, 2017, by and among IWCO Direct Holdings Inc., MLGS Merger Company, Inc., Instant Web, LLC, certain subsidiaries of IWCO Direct Holdings Inc. identified on the signature pages thereto, the lenders from time to time party hereto, and Cerberus Business Finance, LLC, as collateral agent and administrative agent for the lenders is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

10.19
Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

10.20
Waiver and Amendment No. 1 to Financing Agreement, by and among IWCO Direct Holdings Inc., MLGS Merger Company, Inc., Instant Web, LLC, certain subsidiaries of IWCO Direct Holdings Inc. identified on the signature pages thereto, the lenders from time to time party hereto, and Cerberus Business Finance, LLC, dated as of May 9, 2018 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.21*	Steel Connect, Inc. 2010 Incentive Award Plan, as amended, April 12, 2018 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 18, 2018.

10.22*
Form of Restricted Stock Agreement Granted Under 2010 Incentive Award Plan entered into in connection with annual awards of restricted stock to directors pursuant to the Fourth Amended and Restated Director Compensation Plan is incorporated herein by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K filed on December 4, 2018.

10.23
Form of 7.50% Convertible Senior Note due 2024 issued by Steel Connect, Inc. to SPH Group Holdings LLC. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2019.

10.24
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

10.25++
Management Services Agreement, dated as of June 1, 2019, between Steel Services Ltd. and Steel Connect, Inc. is incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on October 15, 2019.

10.26†
Credit and Security Agreement, dated December 31, 2019, by and among ModusLink Corporation, Sol Holdings, Inc., Saleslink Mexico Holding Corp. and Midcap Financial Trust is incorporated by reference to Exhibit 10.1 of Steel Connect, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 2, 2020.

10.27	Amendment No. 2 to Financing Agreement, dated as of March 30, 2020 is incorporated by reference to Steel Connect, Inc.'s Current Report on Form 8-K filed with the SEC on April 1, 2020.

10.28
First Amendment to Credit and Security Agreement dated as of December 9, 2020, by and among ModusLink Corporation, Sol Holdings, Inc., Saleslink Mexico Holding Corp. and Midcap Financial Trust is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed December 11, 2020.

10.29
Second Amendment, dated as of June 2, 2021, to Credit and Security Agreement, dated as of December 31, 2019, by and among ModusLink Corporation, Sol Holdings, Inc., Saleslink Mexico Holding Corp. and Midcap Financial Trust is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed June 3, 2021.

10.30
Third Amendment, dated as of July 1, 2021, to the Credit Agreement, by and among ModusLink Corporation, Sol Holdings, Inc., Saleslink Mexico Holdings Corp. and MidCap Financial Trust is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed July 6, 2021.

10.31*
Severance Agreement, dated May 8, 2017, by and between ModusLink Global Solutions, Inc. and Joseph Sherk is incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on September 30, 2020.

10.32*
Employment Agreement, dated June 4, 2020, by and between IWCO Direct Holdings, Inc. and John Ashe is incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on September 30, 2020.

10.33*
Restricted Stock Agreement Granted Under Steel Connect, Inc. 2010 Incentive Award Plan, dated July 1, 2020, by and between Steel Connect, Inc. and John Ashe is incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on September 30, 2020.

10.34*
Restricted Stock Agreement Granted Under Steel Connect, Inc. 2010 Incentive Award Plan, dated July 1, 2020, by and between Steel Connect, Inc. and Fawaz Khalil is incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on September 30, 2020.

10.35*
Form of Equity Grant Surrender and Cancellation Agreement, between the Registrant and each of Messrs. Lichtenstein and Howard is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 19, 2021.

10.36*	Steel Connect, Inc. 2020 Stock Incentive Compensation Plan is incorporated herein by reference to Appendix II of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on June 29, 2020.

10.37*/**	Form of Restricted Stock Award Agreement under the Steel Connect, Inc. 2020 Stock Incentive Compensation Plan.

21**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, LLP.

24.1**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Audited Consolidated Balance Sheet as of July 31, 2021, (ii) Audited Consolidated Statement of Operations for the fiscal year ended July 31, 2021, (iii) Audited Consolidated Statement of Cash Flows for the fiscal year ended July 31, 2021 and (iv) Notes to Audited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________
*    Management contract or compensatory plan or arrangement.
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

STEEL CONNECT, INC.

Date: October 29, 2021	By:	/S/ WARREN G. LICHTENSTEIN
Warren G. Lichtenstein
Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Warren G. Lichtenstein and Jason Wong, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WARREN G. LICHTENSTEIN	Interim Chief Executive Officer, Executive Chairman of the Board and Director	October 29, 2021
Warren G. Lichtenstein	(Principal Executive Officer)

/S/ JASON WONG	Chief Financial Officer	October 29, 2021
Jason Wong	(Principal Financial Officer)

/S/ JOSEPH B. SHERK	Senior Vice President and Chief Accounting Officer	October 29, 2021
Joseph B. Sherk	(Principal Accounting Officer)

/S/ JEFFREY J. FENTON	Director	October 29, 2021
Jeffrey J. Fenton

/S/ GLEN M. KASSAN	Vice Chairman and Director	October 29, 2021
Glen M. Kassan

/S/ MARIA U. MOLLAND	Director	October 29, 2021
Maria U. Molland

/S/ JEFFREY S. WALD	Director	October 29, 2021
Jeffrey S. Wald

/S/ JACK L. HOWARD	Director	October 29, 2021
Jack L. Howard

/S/ RENATA SIMRIL	Director	October 29, 2021
Renata Simril