Form 10-K/A
period 2021-07-31
Steel Connect, Inc.
filed 2021-11-30
CIK 914712

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
(914) 461-1276
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
On November 1, 2021, the Registrant had 60,437,654 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 (the "Amendment") to the Annual Report on Form 10-K of Steel Connect, Inc. (the "Company") for the year ended July 31, 2021 ("Fiscal 2021"), filed with the Securities and Exchange Commission (the "SEC") on October 29, 2021 (the "Original Form 10-K"), is to include the information required by Part III, Items 10 through 14. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors and filed no later than 120 days after an issuer's fiscal year end. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to a proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Directors
Set forth below are the names and ages of the directors ("Directors") of the Company and their principal occupations at present and for the past five years. Our Board of Directors (the "Board") currently has seven members and is divided into three classes, with a class of Directors elected each year for a three-year term. No family relationships exist between any Directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age+	Current Position with the Company	Director Since
Warren G. Lichtenstein	56	Class I Director, Interim Chief Executive Officer and Executive Chairman	March 2013
Glen M. Kassan	78	Class I Director, Vice Chairman	March 2013
Jack L. Howard	60	Class II Director	December 2017
*Maria U. Molland(1)(3)	47	Class II Director	December 2019
*Jeffrey J. Fenton(1)(2)	64	Class III Director	November 2010
*Jeffrey S. Wald(2)(3)	47	Class III Director	February 2012
*Renata Simril(2)	53	Class III Director	October 2020
+As of November 15, 2021.
*Independent
(1) Member of Organization and Compensation Committee (the "Compensation Committee").
(2) Member of Audit Committee.
(3) Member of Nominating and Corporate Governance Committee (the "Governance Committee").
As used below, the term "2021 Annual Meeting of Stockholders" refers to the annual meeting of stockholders to be held after the fiscal year ended July 31, 2021, the term "2022 Annual Meeting of Stockholders" refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2022 ("Fiscal 2022") and the term "2023 Annual Meeting of Stockholders" refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2023.
Class I Directors Continuing in Office until the 2021 Annual Meeting of Stockholders
Warren G. Lichtenstein. Mr. Lichtenstein has served as the Chairman of the Board and as a Director of the Company since March 2013, and as its Executive Chairman since June 2016. Effective December 4, 2018, Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company. Mr. Lichtenstein had previously served as the Company’s Interim Chief Executive Officer from March 2016 until June 2016. Mr. Lichtenstein has served as Executive Chairman of the Board of Steel Partners Holdings GP Inc. ("Steel Holdings GP") since February 2013 and had previously served as Chief Executive Officer and Chairman from July 2009 to February 2013. Steel Holdings GP is the general partner of Steel Partners Holdings L.P. ("Steel Holdings"), a diversified holding company listed on the New York Stock Exchange that engages in multiple businesses. Mr. Lichtenstein has been associated with Steel Holdings and its predecessors and affiliates since 1990. He previously served as Chairman of the Board of Handy & Harman Ltd. (“HNH”), a wholly-owned subsidiary of Steel Holdings and a company previously listed on the Nasdaq Stock Market ("NASDAQ"). Mr. Lichtenstein has served as a director of Aerojet Rocketdyne Holdings, Inc., a manufacturer of aerospace and defense products with a real estate business segment, since March 2008, as the Chairman of the board from March 2013 to June 2016, and currently serves as Executive Chairman since June 2016. Mr. Lichtenstein served as a director of Steel Excel Inc. ("Steel Excel"), a diversified holding company and wholly-owned subsidiary of Steel Holdings and a previously Nasdaq-listed company from October 2010 until April 2021. Mr. Lichtenstein served as a director of SL Industries, Inc.

("SLI"), a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment, from March 2010 until it was acquired by HNH in June 2016. SLI was listed on the New York Stock Exchange until its acquisition as a wholly-owned subsidiary of Steel Holdings. Mr. Lichtenstein is also a director of the Steel Partners Foundation and of the Federal Law Enforcement Foundation. Mr. Lichtenstein studied at Tulane University and the University of Pennsylvania, where he received a Bachelor of Arts in Economics. Mr. Lichtenstein brings to the Board extensive experience in corporate finance, executive management and investing, deep knowledge from serving as a director and advisor to a diverse group of public companies and significant operations experience in manufacturing, aerospace, defense, banking and the Steel Business System (the methodology used by Steel Holdings to invest and to manage its businesses).
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
Class II Directors Continuing in Office until the 2022 Annual Meeting of Stockholders
Jack L. Howard. Mr. Howard has served as a Director of the Company since December 2017. He has served as President of Steel Holdings since July 15, 2009, and has been a member of Steel Holdings’ board of directors since October 2011. Mr. Howard also served as the Assistant Secretary of Steel Holdings from July 2009 until September 2011 and as Secretary from September 2011 until January 2012. Mr. Howard has been associated with Steel Holdings and its predecessors and affiliates since 1993. Mr. Howard has been a director of HNH since July 2005 and previously served as Vice Chairman of the HNH board and as HNH's Principal Executive Officer. Mr. Howard has been a director of Steel Excel since December 2007 and previously served as Vice Chairman of the Steel Excel Board and Principal Executive Officer of Steel Excel. Since February 2018, Mr. Howard has been the Executive Chairman of WebBank, a state-chartered industrial bank and wholly-owned subsidiary of Steel Holdings. He is the President of SP General Services, LLC, an affiliate of Steel Holdings. Mr. Howard graduated from the University of Oregon with a Bachelor’s Degree in Finance. Mr. Howard brings to the Board managerial and investing experience in a broad range of businesses, as well as his service on the boards of directors and committees of both public and private companies.
Maria U. Molland. Ms. Molland has served as a Director of the Company since December 2019. Ms. Molland has been the Chief Executive Officer and director of Thinx Inc., a feminine hygiene company, since July 2017. Prior to her current position, Ms. Molland was the Chief Executive Officer and Founder of M Squared Digital Consulting, a professional services firm focused on strategy execution, from September 2013 to January 2016 and from January 2017 to July 2017. Between January 2016 and December 2016, Ms. Molland co-founded Splacer, an online platform and marketplace for people to list, discover, and book short-term spaces for unique event experiences. From April 2012 to August 2013, Ms. Molland was the Chief European Officer for Fab.com, an e-commerce company. She began her business career as an analyst with Volpe Brown Whelan & Company, a private technology investment bank. Ms. Molland graduated from Northwestern University with a Bachelor’s Degree in Economics in 1996 and received her Master of Business Administration from Harvard Business School in 2002. She has held several positions over the years in the Internet and digital media industries. Ms. Molland brings to the Board significant business and leadership experience.

Class III Director Nominees Continuing in Office until the 2023 Annual Meeting of Stockholders

Jeffrey J. Fenton. Mr. Fenton has served as a Director of the Company since November 2010. Mr. Fenton was initially appointed to the Board pursuant to a Settlement Agreement among the Company, LCV Capital Management, LLC, Raging Capital Management, LLC and certain of their affiliates, dated October 20, 2010. In January 2013, he was appointed as Senior Vice President, Business Development of United Rentals, Inc., a construction and industrial equipment rental company. Since March 2004, Mr. Fenton has served as a Principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. Mr. Fenton served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services, Global Motorsports Group, Inc. and Transamerica Trailer Leasing Co. Mr. Fenton earned a Bachelor of Science degree in Mechanical Engineering from Northeastern University and a Master of Science degree in Management from Massachusetts Institute of Technology. Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.
Jeffrey S. Wald. Mr. Wald has served as a Director of the Company since February 2012. Mr. Wald was elected to the Board at the Company’s 2011 annual meeting of stockholders after being nominated for election by Peerless Systems Corporation. From May 2010 until September 2020, Mr. Wald was the President, Chief Operating Officer and Chief Financial Officer of Work Market, Inc., an enterprise software platform that enables companies to manage their on-demand labor (sold to Automated Data Processing, Inc. in January 2018), and of which he was the Founder. From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P., an activist hedge fund manager. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company (sold to Buddy Media Corporation), of which he is also the Founder. From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm which invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co., a multinational investment bank and financial services company. Mr. Wald is currently a director of CoStar Technologies, Inc., where he also serves on the Audit committee. From 2010 to 2012, Mr. Wald served as a director of Peerless Systems Corporation, and from 2009 to 2010 he served on the board of Register.com. Mr. Wald holds a Master of Business Administration from Harvard University and a Master of Science and Bachelor of Science from Cornell University. Mr. Wald brings to the Board substantial experience in the areas of venture capital, technology, principal investing and operations, as well as his knowledge of corporate governance, accounting and financial expertise.
Renata Simril. Ms. Simril has served as a Director of the Company since October 2020. Since January 2016, Ms. Simril has served as the President and Chief Executive Officer of the LA84 Foundation, a non-profit organization supporting youth sports and legacy of the 1984 Los Angeles Summer Olympic Games. Ms. Simril is also on the Board and Executive Committee of the Los Angeles Chamber of Commerce, the Board of the Los Angeles Sports and Entertainment Commission, the Board and Audit Committee of the Los Angeles Dodgers Foundation and on the leadership council of the Service of Humanity global movement. Before joining the LA84 Foundation, Ms. Simril served as Senior Vice President and Chief of Staff to the publisher of the Los Angeles Times from November 2014 to September 2015, where she oversaw staff operations and budgeting for the newsroom and business operations with over 900 employees. Her earlier career included three seasons with the Los Angeles Dodgers, a major league baseball team, where she served as Senior Vice President of External Affairs and managed the team’s community relations and charitable foundation. Ms. Simril also worked for over a decade in real estate development with Jones Lang LaSalle Incorporated, a commercial real estate services company, Forest City Enterprise, a previously publicly traded commercial real estate company, and LCOR, Inc., a real estate investment and development firm, where she managed the acquisition, entitlement, finance and development of multi-million dollars projects. Ms. Simril has a Bachelor's Degree in Urban Studies from Loyola Marymount University and a Master’s Degree in Real Estate Development from the University of Southern California. Ms. Simril brings to the Board more than 25 years of diversified experience in all areas of economic development policy, municipal finance, real estate finance and development, sports and philanthropy.

Information About our Executive Officers
Set forth below are the names and ages of the executive officers of the Company and their principal occupations at present and for the past five years. Our executive officers are elected annually by the Board and serve at the discretion of the Board.

Name	Age+	Position
Warren G. Lichtenstein(1)	56	Interim Chief Executive Officer, Director and Executive Chairman
Jason Wong	51	Chief Financial Officer
Joseph B. Sherk	73	Senior Vice President and Chief Accounting Officer
Fawaz Khalil	52	Chief Executive Officer of ModusLink Corporation ("ModusLink")
John Ashe	54	Chief Executive Officer of IWCO Direct Holdings, Inc. ("IWCO" or "IWCO Direct")

+As of November 15, 2021.
(1) Mr. Lichtenstein’s biographical information is provided above in the section titled "Class I Directors Continuing in Office until the 2021 Annual Meeting of Stockholders."

Jason Wong. Mr. Wong has served as Chief Financial Officer of the Company since April 2021. Prior to his appointment, Mr. Wong was at Tiffany & Co., where he was the Vice President — Treasurer & Investor Relations beginning in April 2019, and Vice President — Treasurer, from March 2017 to April 2019. Prior to Tiffany & Co., Mr. Wong was with Newell Brands Inc./Jarden Corp. as the Chief Administrative Officer for Europe, from September 2015 to July 2016, and as Senior Vice President and Treasurer, from December 2004 to August 2015. Mr. Wong holds a Master in Business Administration from Columbia University, a Bachelor of Science in Economics and a Bachelor of Arts in Biological Bases of Behavior, both from the University of Pennsylvania.
Joseph B. Sherk. Mr. Sherk was appointed Senior Vice President and Chief Accounting Officer of the Company in November 2019. Mr. Sherk previously served as the Senior Vice President, Finance, Tax and Treasurer of the Company from June 2016 to November 2019 and as its Principal Financial Officer and Chief Accounting Officer from May 2014 through June 2016. Mr. Sherk also served as the Company's Vice President & Corporate Controller from December 2007 to May 2014. Prior to that, from January 2007 to December 2007, Mr. Sherk was Vice President, Corporate Controller & Chief Accounting Officer of WestPoint Home, International Inc., a textile company. From January 2006 to January 2007, Mr. Sherk served as Vice President, Business and Finance Transformation for United Rentals, Inc., a major rental equipment company. From September 2001 to January 2007, Mr. Sherk was the Vice President & Corporate Controller (Principal Accounting Officer) for United Rentals, Inc. Mr. Sherk served as the Vice President & Corporate Controller (Principal Accounting Officer) of Lafarge Corporation, a construction materials company from September 1998 to September 2001. Prior to that Mr. Sherk served as the Regional Vice President & Controller of Lafarge Construction Materials for Eastern Canada from January 1994 to September 1998. Mr. Sherk started his career with Arthur Andersen LLP. Mr. Sherk is a licensed Certified Public Accountant (“CPA”) in the United States and Canada. He is a member of the American Institute of Certified Public Accountants (“AICPA”) and the Chartered Professional Accountants of Ontario, Canada. Mr. Sherk holds a Bachelor of Commerce degree from St. Mary's University in Halifax, Nova Scotia, a Master of Business Administration in Accounting and Finance from University of Saskatchewan in Saskatoon, Saskatchewan and a Master of Accountancy in Taxation from The George Washington University.
Fawaz Khalil. Mr. Khalil has served as President and Chief Executive Officer of ModusLink since June 2020. From May 2017 to November 2019, Mr. Khalil was President and Chief Executive Officer of Halco Lighting Technologies, a lighting solutions company. From November 2015 to April 2017, Mr. Khalil was President of Purafil, Inc. and Universal Air Filters (part of The Filtration Group, a leading global filtration company). From February 2013 to November 2015, Mr. Khalil was Vice President and General Manager of Acuity Brands Lighting

Inc., a lighting technology solutions and services company. Mr. Khalil received his Bachelor of Science in Computer Science from the National University of Computing and Emerging Sciences Karachi, a Master of Business Administration in Finance and Banking from the Institute of Business Administration at University of Karachi and a Master in Business Administration in General Management & Strategy from the Darden Graduate School of Business at the University of Virginia.
John Ashe. Mr. Ashe has served as the Chief Executive Officer of IWCO since May 2020. From May 2018 to May 2020, Mr. Ashe served as President & Chief Executive Officer of Lucas-Milhaupt Inc., a global brazing and metal joining products and services leader, and an indirect subsidiary of Steel Holdings. Mr.Ashe remains the Chairman of Lucas-Milhaupt Inc. From May 1992 to May 2018, Mr. Ashe served in various roles with OMG, Inc., a leading U.S. manufacturer and global supplier of specialty fasteners, adhesives, tools, and related products for the commercial and residential construction markets, and an indirect subsidiary of Steel Holdings. Mr. Ashe served as Senior Vice President and General Manager of OMG, Inc.’s FastenMaster Division for his last eight years with the company. Mr. Ashe is a graduate of Bowdoin College.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company's Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely on a review of reports filed with the SEC and written representations from certain reporting persons that no other reports were required, the Company believes that, during Fiscal 2021, its officers, Directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individuals, other than as follows: each of Messrs. Lichtenstein, Fenton, Kassan, Wald and Howard and Msses. Molland and Simril reported late, due to an administrative oversight, a grant of restricted stock made to each such Director on January 1, 2021 (part of the Fiscal 2021 annual award described in "Item 11. Executive Compensation—Director Compensation"), by filing a Form 4 on January 22, 2021.
Code of Business Conduct and Ethics
The Company has adopted a Code of Business Conduct and Ethics that applies to all Directors, officers and employees of the Company, including the Company's principal executive officer and its senior financial officers (principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company's Code of Business Conduct and Ethics is posted on our website under the "Corporate Governance" tab at www.steelconnectinc.com. The contents of our website are not part of this report, and our internet address is included in this document as an inactive textual reference only. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics by posting such information on our website to the extent required by the rules of the SEC or Nasdaq.

Director Nomination Procedures
There have been no other material changes to the procedures by which stockholders may recommend nominees to our Board since they were last described in our most recent proxy statement, dated June 15, 2021 (the "2020 Proxy Statement"), and all information in the 2020 Proxy Statement on this topic, including the deadline for submitting Director nominations under the Bylaws, remains the same.

Audit Committee
The Board has an Audit Committee, which assists the Board in fulfilling its responsibilities to stockholders concerning the Company's financial reporting and internal controls and facilitates open communication among the Audit Committee, the Board, the Company's independent registered public accounting firm and management. The Board has adopted a written charter for the Audit Committee, which is posted on our website under the "Corporate Governance" at www.steelconnectinc.com. The Audit Committee currently consists of Mr. Fenton, Ms. Simril and Mr. Wald, as Chairman, each of whom is independent for purposes of membership on that committee, as determined in accordance with the applicable Nasdaq listing standards and Rule 10A-3 under Exchange Act. The Board has determined that Mr. Wald is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
Summary Compensation Table
This section sets forth certain information required by the rules of the SEC regarding the Fiscal 2021 and fiscal year ended July 31, 2020 ("Fiscal 2020") compensation of our Named Executive Officers (defined as (i) all individuals who served as, or acted in the capacity of, the Company's principal executive officer for Fiscal 2021, (ii) the Company's two most highly compensated executive officers, other than anyone who acted as our principal executive officer, who were serving as executive officers at the end of Fiscal 2021, and (iii) up to two additional individuals who would qualify as the Company's two most highly compensated executive officers for Fiscal 2021, but for the fact that they were not serving as executive officers at the end of Fiscal 2021). Our Named Executive Officers are as follows:

Name	Principal Position
Warren G. Lichtenstein	Interim Chief Executive Officer, Director and Executive Chairman
John Ashe	Chief Executive Officer of IWCO
Joseph B. Sherk	Senior Vice President and Chief Accounting Officer

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Warren G. Lichtenstein(2)	2021	-	-	75,000	-	124,500	199,500
Interim Chief Executive Officer, Director and Executive Chairman	2020	-	-	99,999	-	96,250	221,499

John Ashe	2021	400,388	70,000	-	-	19,096(3)	489,484
Chief Executive Officer of IWCO Direct	2020	63,345(4)	65,000(5)	232,000(6)	-	17,143(7)	377,488

Joseph B. Sherk	2021	301,225	87,562	-	-	10,068(8)	398,855
Senior Vice President and Chief Accounting Officer	2020	262,352	76,141	-	-	11,851(9)	350,344

(1)
Represents the grant date fair value of restricted stock awards, which are calculated in accordance with FASB ASC Topic 718 using the Company's stock price on the date of grant, as discussed in Note 2 to the Consolidated Financial Statements in the Original Form 10-K.

(2)
Mr. Lichtenstein was not separately compensated for his service as Interim Chief Executive Officer, and was compensated only for his service as a Director and Executive Chairman, of the Company for Fiscal 2021 and Fiscal 2020. Mr. Lichtenstein's reported compensation consists of the following: (a) stock awards shown in the “Stock Awards” column in the amounts of (i) $75,000 for Fiscal 2021 (for an award of 54,836 shares of restricted common stock granted to all Directors) and (ii) $99,999 for Fiscal 2020 (for an award of 65,789 shares of restricted common stock granted to all Directors); and (b) director fees shown in the "All Other Compensation" column of $124,500 for Fiscal 2021 and $125,000 for Fiscal 2020. For more information, see "Director Compensation—Director Compensation Program."

(3)	Represents (i) the amount attributable to the business and personal use of a company car of $12,000 and (ii) relocation fees in an amount of $7,096.

(4)	Represents Mr. Ashe's pro-rated salary for Fiscal 2020 based on an annual base salary of $400,000. Mr. Ashe was appointed Chief Executive Officer of IWCO effective May 15, 2020.
(5)	Represents a sign-on bonus in connection with Mr. Ashe's appointment.
(6)
Represents 400,000 shares of restricted stock granted to Mr. Ashe on July 1, 2020. Pursuant to the terms of the award, 50% of the shares of restricted stock vested on the first anniversary of the grant date, and the remaining 50% will vest on the second anniversary of the grant date, subject to Mr. Ashe's continuous service with the Company through the vesting date. For more information, see "Employment Arrangements of Named Executive Officers—Mr. Ashe" and "Outstanding Equity Awards at Fiscal Year-End."

(7)	Represents (i) the amount attributable to the business and personal use of a company car of $2,000 and (ii) relocation fees in an amount of $15,143.
(8)	Represents (i) payments for life insurance of $6,537 and (ii) employer 401(k) matching cash contributions of $3,531.
(9)	Represents (i) payments for life insurance of $7,059 and (ii) employer 401(k) matching cash contributions of $4,792.
Narrative Disclosure to Summary Compensation Table
The compensation paid to the above-named Named Executive Officers during Fiscal 2021 included salaries, bonuses and perquisites as more fully described in the notes to the Summary Compensation Table and below. The principal terms of agreements with Named Executive Officers regarding employment and compensation are set forth below under the section titled "Employment Arrangements of Named Executive Officers."
Employment Arrangements of Named Executive Officers
We do not have agreements with any of the Named Executive Officers that guarantee employment for a set term and, accordingly, all of the Named Executive Officers are or were employees at will, with the exception of an employment agreement with Mr. Ashe and a severance agreement with Mr. Sherk.
Mr.. Lichtenstein
Mr. Lichtenstein was not separately compensated for his service as Interim Chief Executive Officer of the Company for Fiscal 2021 or Fiscal 2020, however, subject to the discretion of our Board and/or Compensation Committee, Mr. Lichtenstein may receive compensation for service payable in future years. The terms of Mr. Lichtenstein’s compensation as disclosed in the "Summary Compensation Table" are governed by our director compensation program, described below under the section titled "Director Compensation—Director Compensation Program."
Mr. Ashe
Mr. Ashe was appointed Chief Executive Officer of IWCO on May 15, 2020. IWCO and Mr. Ashe executed an employment agreement dated June 4, 2020, which provides for an annualized base salary of $400,000 and an annual bonus, with a target equal to 100% of his base salary. The employment agreement also provided for (i) a one-time sign-on bonus of $65,000, payable on the first payroll date after Mr. Ashe relocates to the Minneapolis area, (ii) a monthly automobile allowance of $1,000 and (iii) certain relocation assistance benefits. Separately, Mr. Ashe was provided with a grant of 400,000 shares of Company stock, which were granted on July 1, 2020, pursuant to the Company's 2010 Incentive Award Plan (the "2010 Incentive Plan") and are described in "Outstanding Equity Awards at Fiscal-Year End."
In the event that Mr. Ashe is terminated without "cause" (as defined in his employment agreement) prior to May 15, 2022, Mr. Ashe is entitled to (A) a severance payment equal to 12 months of his base salary and (B) reimbursement of COBRA payments until the earlier of (i) 12 months following the effective date of the general release of claims, (ii) the date Mr. Ashe is no longer eligible to receive COBRA coverage, or (iii) the date Mr. Ashe becomes eligible for comparable coverage from another employer (collectively, the "Ashe Severance Benefits"). The Ashe Severance Benefits are also payable, at any time during the term of his employment agreement, in the event that Mr. Ashe is terminated without “cause” as part of a change of control of IWCO. In order to receive the Ashe Severance Benefits, Mr. Ashe is required to execute a general release of claims in favor of IWCO and the Company.

Mr. Sherk
Mr. Sherk is party to a severance agreement with the Company, dated as of February 8, 2012, which was continued pursuant to a letter agreement dated as of May 8, 2017 (collectively, the "Severance Agreement"), which provides that if Mr. Sherk's employment is terminated for a reason other than for "cause" (as that term is defined in the Severance Agreement), (A) Mr. Sherk will be eligible to receive his regular bi-weekly salary as in effect on his last day of employment for 12 months following such termination and (B) the Company will pay Mr. Sherk's insurance premium for the Company medical plan for 12 months following termination. In order to receive the benefits provided by the Severance Agreement, Mr. Sherk is required to execute a waiver and release of any and all claims he may have against the Company and its officers, employees, directors, parents, subsidiaries and affiliates upon his termination.
Potential Payments Upon Termination or Change-in-Control
There were no agreements or arrangements providing for payments or benefits in the event of termination of employment of any of our Named Executive Officers as of July 31, 2021, other than Mr. Sherk's Severance Agreement and Mr. Ashe's employment agreement, described in "Employment Arrangements of Named Executive Officers."

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information concerning unvested shares of common stock, par value $0.01 per share ("common stock"), held by each Named Executive Officer as of July 31, 2021. The market values of the common stock reported in this table are calculated based on the closing market price of the Company's common stock on Nasdaq on July 31, 2021, which was $1.90 per share.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Warren G. Lichtenstein	54,836(1)	104,188	300,000(2)	570,000
John Ashe	200,000(3)	380,000	-	-
Joseph B. Sherk	-	-	-	-

(1)
Represents 54,836 shares of restricted stock granted to Mr. Lichtenstein in Fiscal 2021 for his service on our Board. The same award was granted to all Directors in Fiscal 2021. For more information, including the vesting terms, see "Director Compensation—Director Compensation Program."

(2)
Represents, as of July 31, 2021, the unvested portion of a market performance-based restricted stock grant made to Mr. Lichtenstein in December 2017. In connection with the settlement of certain litigation, pursuant to a memorandum of understanding dated August 13, 2021, Mr. Lichtenstein agreed to surrender these unvested shares of common stock to the Company. For more information, see "Director Compensation — December 2017 Awards."

(3)	400,000 shares of restricted stock were granted to Mr. Ashe on July 1, 2020 pursuant to the Company's 2010 Incentive Plan. Pursuant to the terms of the award, 50% of the restricted stock vested on the first anniversary of the grant date, and the remaining 50% will vest on the second anniversary of the grant date, subject to Mr. Ashe's continuous service with the Company through the vesting date.
Director Compensation
Director Compensation Table
The table below sets forth certain information concerning the Fiscal 2021 compensation of our Directors. For information regarding Mr. Lichtenstein's Fiscal 2021 compensation as a Director, see the "Summary Compensation Table."

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Jeffrey J. Fenton	70,000	75,837	-	145,837
Glen M. Kassan	59,000	75,837	-	134,837
Maria U. Molland	68,046	75,837	-	143,883
Jeffrey S. Wald	74,954	75,837	-	150,791
Renata Simril	48,223	95,015(3)	-	143,238
Jack L. Howard	59,500	75,837	-	135,337

(1)
The amounts shown in the "Stock Awards" column represent the aggregate grant date fair value of restricted common stock awards which are calculated in accordance with FASB ASC Topic 718 using the Company’s stock price on the date of grant, as discussed in Note 2 to the Consolidated Financial Statements in the Original Form 10-K. Each Director received an award of 54,836 shares of restricted stock for Fiscal 2021, which was granted in three installments on January 1, 2021, April 1, 2021 and July 1, 2021 pursuant to the 2020 Stock Incentive Compensation Plan (the "2020 Incentive Plan"). Each grant vests a year from the date of grant, provided that the individual remains a director of the Company through the vesting date.

(2)
As of July 31, 2021, the Directors held outstanding awards of unvested restricted stock in the following amounts: Mr. Fenton: 54,836; Mr. Kassan: 54,836; Ms. Molland: 54,836; Mr. Wald: 54,836; Ms. Simril: 86,799; Mr. Howard: 204,836. For Mr. Howard, this includes equity awards described in "Director 2017 Awards." For Mr. Lichtenstein's outstanding equity awards as of July 31, 2021, see "Outstanding Equity Awards at Fiscal Year-End."

(3)	Ms. Simril became a Director in October 2020. The amount shown here includes, in addition to the Fiscal 2021 quarterly grants equal to approximately $75,000 received by all other Directors, the pro-rated portion of the annual grant of $100,000 of restricted stock previously received by then-serving Directors in Fiscal 2020 (which was service during the calendar year ended December 31, 2020).

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

Recipient	Total Award	Vested Portion of Award as of July 31, 2021	Unvested Portion of Award as of July 31, 2021*
Warren G. Lichtenstein	3,300,000 shares	3,000,000 shares	300,000 shares
Jack L. Howard	1,650,000 shares	1,500,000 shares	150,000 shares
*Shares of restricted stock were to automatically vest, in their entirety, on the day the price of the Company's common stock shall have closed at or above $2.50 per share for any five consecutive business days after the grant date (December 15, 2017), subject to the Director's continuous service with the Company from the grant date through the vesting date.
The December 2017 Awards were measured based on the fair market value on the grant date.
On August 13, 2021, the Company, together with certain of its current and former directors of the Board, including Messrs. Lichtenstein and Howard, as well as other named defendants, entered into a memorandum of understanding (the "MOU") with Donald Reith (the "Plaintiff") in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. Pursuant to the MOU, as well as separate letter agreements between the Company and such individuals, Messrs. Lichtenstein and Howard agreed to surrender to the Company an aggregate 3.2 million shares of common stock, which are all part of the December 2017 Awards, in consideration for services to the Company. The surrenders and cancellations are in the following amounts and were completed on August 17, 2021: for Mr. Lichtenstein, 1,833,333 vested shares of common stock and 300,000 unvested shares of restricted stock; and for Mr. Howard, 916,667 vested shares of common stock and 150,000 unvested shares of restricted stock. For additional information, including the names of other defendants and other terms of the settlement, see "Item 13. Certain Relationships and Related Transactions, and Director Independence—Delaware Litigation Settlement."

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
Each participating Director who serves as a Director during any fiscal quarter receives a payment for such quarter of $12,500, with a pro rata fee applicable to service for less than a whole quarter (provided, however, that any Director who serves as the non-executive Chairman of the Board during any fiscal quarter receives a payment for such quarter of $28,750 instead of $12,500, with a pro rata fee applicable to service for less than a whole quarter). Each participating Director who serves as the chairperson of a committee of the Board during any fiscal quarter receives a payment of $1,250 (provided, however, that the chairperson of the Audit Committee during any fiscal quarter receives a payment of $2,500, in each such case with a pro rata fee applicable to service for less than a whole quarter). Each participating Director who attends a telephonic meeting of the Board or a committee thereof receives a meeting fee of $500. Each participating Director who attends a meeting of the Board or a committee thereof, where a majority of the Directors attend such meeting in person, receives a meeting fee of $1,000.

In addition, each Director, receives restricted stock awards each year for shares of common stock with a fair market value equal to approximately $100,000 provided that such Director is serving as a Director on the grant date. These awards are made in equal quarterly grants, based on the volume weighted average of the closing sale prices of our common stock on Nasdaq for the 20 trading days ending immediately prior to the grant date. These awards vest on the first anniversary of the grant date, provided that the Director remains a director of the Company on the vesting date. Notwithstanding the foregoing, if a Director's service terminates, all unvested awards will be forfeited immediately (except if due to death or disability, in which case all unvested awards will become immediately vested) unless otherwise determined by the Compensation Committee). For Fiscal 2021, because it was the first fiscal year in which we made quarterly grants rather than one annual grant, each Director received restricted stock awards for shares of common stock with a fair market value equal to approximately $75,000; however, Directors will receive annual awards of $100,000 (paid in four installments on a quarterly basis) for the fiscal year ending July 31, 2022 and afterward.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information, as of November 15, 2021, with respect to the beneficial ownership of shares of all classes of the Company’s voting securities by: (i) each person known to us to beneficially own 5% or more of the outstanding securities of any such class; (ii) the members of the Board of the Company; (iii) the Named Executive Officers (as defined in “Executive Compensation”); and (iv) all current executive officers and Directors, as a group. This table does not reflect events occurring after November 15, 2021.

Name of Beneficial Owner	Number of Shares of Common Stock(1)	Percent of Class(2)
5% Stockholders
Steel Partners Holdings L.P.(3)	42,333,555	50.0%

Directors
Jeffrey J. Fenton(4)	415,467	*
Glen M. Kassan(5)	369,711	*
Maria U. Molland(6)	133,195	*
Warren G. Lichtenstein(7)	1,659,660	2.7%
Jeffrey S. Wald(8)	387,956	*
Jack L. Howard(9)	816,589	1.4%
Renata Simril(10)	99,369	*

Named Executive Officers
Joseph B. Sherk	-	*
John Ashe(11)	400,000	*

All current executive officers and directors, as a group (11 persons)(12)	4,381,947	7.3%
________

*	Less than 1%

(1)
Pursuant to the rules of the SEC, this table shows beneficial ownership by the enumerated persons of all of the Company’s outstanding voting securities, which include the common stock and the Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"). The holder of the Series C Preferred Stock is entitled to vote the stock on each matter brought before an annual meeting of stockholders on an as-converted basis together with the holders of the common stock. Such shares of Series C Preferred Stock were also convertible into 17,857,143 shares of common stock and are thus shown as being beneficially owned pursuant only to that class of voting securities.

For purposes of this table, beneficial ownership is determined by rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares over which the person has sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days after November 15, 2021, including, in the case of an executive officer or Director, shares acquirable upon termination of such individual's service other than for death, disability or involuntary termination ("Presently Exercisable Rights"). For awards of restricted stock, the number of shares of common stock beneficially owned also includes shares over which the executive officer or Director may currently exercise full voting rights, regardless of whether they vest within 60 days after November 15, 2021. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The Company believes that each person named in the table has sole voting power and investment power (or shares such power with his or her spouse) and direct ownership with respect to all shares of common stock or Series C Preferred Stock listed as owned by such person unless noted otherwise. Unless otherwise indicated, the address of each person listed in the table is c/o Steel Connect, Inc., 2000 Midway Lane, Smyrna, Tennessee 37167.

(2)
Number of shares deemed outstanding consists of 60,437,654 shares of common stock as of November 15, 2021, plus, for computation purposes only for the person in question, any shares subject to Presently Exercisable Rights held by that person.

(3)
Based on information provided in the Schedule 13D filed by HNH, BNS Holding, Inc., Steel Partners, Ltd. ("SPL”)" Steel Holdings, SPH Group LLC ("SPHG"), SPHG Holdings, Steel Partners LLC and Mr. Lichtenstein with the SEC on October 14, 2011 and all amendments thereto, including that certain Amendment No. 26 to Schedule 13D filed by HNH, WHX CS Corp. ("WHX CS"), SPL, Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP, Steel Excel, Inc. ("Steel Excel"), Mr. Lichtenstein and Mr. Howard filed on November 2, 2021.
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
•According to filings made pursuant to Section 13(d) and 16 of the Exchange Act, Messrs. Lichtenstein and Howard were members of a Section 13(d) group with respect the shares of common stock described in this Footnote 3, pursuant to which they collectively own 52.3% of our outstanding shares of common stock. For more information, see Footnotes 7 and 9.

(4)
Mr. Fenton owns 415,467 shares of common stock, including 67,406 shares of restricted stock that will vest one year from their date of grant, provided that Mr. Fenton remains a director on such vesting date

(5)
Mr. Kassan owns 369,711 shares of common stock, including 67,406 shares of restricted stock that will vest one year from their date of grant, provided that Mr. Kassan remains a director on such vesting date.

(6)
Ms. Molland owns 133,195 shares of common stock, including 67,406 shares of restricted stock that will vest one year from their date of grant, provided that Ms. Molland remains a director on such vesting date.

(7)
Mr. Lichtenstein owns 1,599,660 shares of common stock, including 67,406 shares of restricted stock that will vest one year from their date of grant, provided that Mr. Lichtenstein remains a director on such vesting date. The reported number also includes 60,000 shares of common stock owned directly by SPL, of which Mr. Lichtenstein is the Chief Executive Officer and a control person. Accordingly, by virtue of the Mr. Lichtenstein's relationship with SPL, Mr. Lichtenstein may be deemed to beneficially own the shares of common stock of the Company owned directly by SPL. Mr. Lichtenstein disclaims beneficial ownership of the shares of common stock of the Company owned directly by SPL except to the extent of his pecuniary interest therein. Mr. Lichtenstein is also a member of the Section 13(d) group described in Footnote 3 above. Mr. Lichtenstein disclaims beneficial ownership of the shares of common stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.

(8)
Mr. Wald owns 387,956 shares of common stock, including 67,406 shares of restricted stock that will vest one year from their date of grant, provided that Mr. Wald remains a director on such vesting date.

(9)
Mr. Howard owns 816,589 shares of common stock, including 67,406 shares of restricted stock that will vest one year from their date of grant, provided that Mr. Howard remains a director on such vesting date. Mr. Howard is a member of the Section 13(d) group described in Footnote 3. Mr. Howard disclaims beneficial ownership of the shares of common stock of the Company owned directly by the other members of the Section 13(d) group except to the extent of his pecuniary interest therein.

(10)
Ms. Simril owns 99,369 shares of common stock, including 67,406 shares of restricted stock that will vest one year from their date of grant, provided that Ms. Simril remains a director on such vesting date.

(11)
Mr. Ashe owns 400,000 shares of common stock, including 200,000 shares of restricted stock that will vest on the second anniversary of their date of grant, subject to Mr. Ashe's continuous service with the Company through the vesting date.

(12)
Consists of shares of common stock owned as of November 15, 2021 by all current executive officers, which includes Messrs. Wong, Sherk, Ashe, Khalil and Lichtenstein (who is also a Director), and all Directors. For more information on our executive officers, see "Item 10. Directors, Executive Officers and Corporate Governance - Information About our Executive Officers."

Equity Compensation Plan Information
The following table sets forth certain information regarding the Company's equity compensation plans as of July 31, 2021:

	(a)	(b)	(c)
Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,127,815(1)	$0.04	8,520,038(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	1,127,815	$0.04	8,520,438

(1)	·
Includes shares underlying awards outstanding under various plans. On June 12, 2020, the Company's Board of Directors adopted, subject to stockholder approval, the 2020 Incentive Incentive Plan, and on July 23, 2020, the 2020 Incentive Plan was approved. The 2020 Incentive Plan replaced the 2010 Incentive Award Plan, as amended (the "2010 Incentive Plan"). As of July 23, 2020, no additional grants may be issued under the 2010 Incentive Plan. Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan.

(2)
Includes (i) 77,815 shares available for issuance under the Company's Amended and Restated 1995 Employee Stock Purchase Plan, as amended and (ii) 8,442,623 shares available for issuance under the 2020 Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Person Transactions
We describe in this section all reportable related person transactions to which we were or have been party since August 1, 2019. As of November 15, 2021, Steel Holdings and its affiliates, including two of our Directors who were members of a Section 13(d) group with these affiliated entities, beneficially owned approximately 52.3%
of our outstanding shares of common stock, including shares of Series C Preferred Stock and the SPHG Note (as defined below). For more information, see "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Mr. Lichtenstein, our Interim Chief Executive Officer, Director and Executive Chairman, is also the Executive Chairman of Steel Holdings GP. Mr. Howard, a member of our Board, is the President and a director of Steel Holdings GP.

SPHG Note Transaction
On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note (the "SPHG Note") in the amount of $14.9 million, due 2024, issued to SPHG Holdings (the "SPHG Note Transaction"). The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. As of October 31, 2021, the Company had made interest payments in the amounts of $3.0 million and had $14.9 million aggregate principal amount remained outstanding. The SPHG Note will mature on March 1, 2024, unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.
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

Our Board established a special committee, consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction including a transaction with SPHG Holdings. The terms and conditions of the SPHG Note Transaction were determined by the special committee to be fair and in the best interests of the Company, and the special committee recommended that the Board approve the SPHG Note

Transaction and the transactions contemplated thereby. See Note 7, "Debt - 7.50% Convertible Senior Note" to the Consolidated Financial Statements included in Pthe Original Form 10-K.

Steel Holdings Expression of Interest

On November 19, 2020, the Company's Board received a preliminary, non-binding expression of interest (the "Expression of Interest") from Steel Holdings to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates for a combination of cash and Steel Holdings 6% Series A Preferred Units, which would imply a value per share of common stock in the range of $0.65 to $0.72 per share. The Board has established a special committee comprised solely of independent directors (the "Acquisition Proposal Special Committee") authorized to retain independent legal and financial advisors and to review, evaluate, negotiate and approve or disapprove the Expression of Interest, and to explore alternative strategies or transactions. The Acquisition Proposal Special Committee announced on January 11, 2021 that it had retained financial advisors and legal counsel. As set forth in the Expression of Interest, the proposed transaction will be subject to the approval of the Acquisition Proposal Special Committee, as well as a non-waivable condition requiring approval of a majority of the shares outstanding of the Company not owned by Steel Holdings and its affiliates and related parties. The Board resolutions establishing the Acquisition Proposal Special Committee expressly provide that the Board will not approve the proposed transaction contemplated by the Expression of Interest or any alternative thereto without a prior favorable recommendation by the Acquisition Proposal Special Committee.

The Board has only received a proposal, which it continues to negotiate with Steel Holdings. The proposal under negotiation does not constitute a definitive offer capable of acceptance, and may be withdrawn at any time and in any manner. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the Expression of Interest or any other transaction will be approved or completed. The Company is not obligated to disclose any further developments or updates on the progress of the proposed transaction until either the Company enters into a definitive agreement or the Acquisition Proposal Special Committee determines no such transaction will be approved.

Management Services Agreement
On June 14, 2019, the Company entered into a management services agreement (the "Management Services Agreement") with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings, effective as of June 1, 2019. The Management Services Agreement superseded all prior agreements between the Company and Steel Services. Pursuant to the Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of a person or people to serve in various positions or functions, and perform duties normally associated with those specific or substantially equivalent positions or functions for the Company, including: legal and environmental, health and safety, finance and treasury, human resources, lean, internal audit, mergers and acquisitions, and information technology (the "Services").

The Management Services Agreement provides that the Company will pay Steel Services a fixed monthly fee of $282,800 in consideration of the Services and will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services. Additionally, Steel Services shall, to the extent legally permissible, earn a reasonable success fee to be mutually agreed upon by the parties for any acquisition, divestiture, or financing transaction completed by the Company during the term of the Management Services Agreement.

The Management Services Agreement was renewed for an additional one-year period on December 31, 2020 and will automatically renew for successive one-year periods (each such period, a "Term") unless and until terminated: (i) by either party, effective on the last day of the current Term, upon not less than 90 days' written notice to the other; (ii) by the Company, at any time, on less than 90 days’ notice (provided that, in the case of (i) or (ii), the Company pays a termination fee to Steel Services as provided in the Management Services Agreement, which fee shall equal 125% of the fees due under the Management Services Agreement from and including the termination date until the 90th day following the date of such termination); (iii) immediately upon the bankruptcy or dissolution of Steel Services; (iv) promptly by the Company upon a material breach of the 2019 Management

Services Agreement by Steel Services; or (v) immediately by the Company for Cause (as defined in the Management Services Agreement).

In April 2019, the Board authorized a special committee, which consists solely of independent Directors not affiliated with Steel Holdings or its affiliates, to review, negotiate, approve or reject transactions between the Company and Steel Holdings or its affiliates. The special committee reviewed, considered and recommended for approval by the Board the Management Services Agreement, which was subsequently approved by the Board with directors affiliated with Steel Services or its affiliates abstaining. In performing the Services, Steel Services is subject to the supervision and control of the special committee and is to report to the special committee and/or such other person designated by the special committee.

Total expenses incurred related to the Management Services Agreement totaled approximately $4.2 million and $3.4 million for Fiscal 2021 and Fiscal 2020, respectively. For Fiscal 2021 and Fiscal 2020, amounts due to Steel Services were $0.9 million and $0.8 million, respectively.

Air Travel

For Fiscal 2021, the Company also incurred expenses payable to SP General Services, LLC, an affiliate of Steel Holdings, for business-related air travel in the amounts of $0.3 million.

Delaware Litigation Settlement

On August 13, 2021, the Company, together with certain of its current and former directors of the Board, including Messrs. Lichtenstein, Kassan, Howard, Fenton and Wald (the "Defendants"), entered into an MOU in connection with settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. Pursuant to the MOU, the Defendants agreed to cause their directors’ and officers' liability insurance carriers to pay to the Company $2.75 million in cash. The payment shall be paid into an escrow account within 14 business days of the later of (i) the entry of the scheduling order in connection with the stipulation of the settlement; or (ii) the date on which Plaintiff’s counsel provides to the Defendants’ counsel written payment and wire instructions. Additionally, pursuant to the MOU, as well as separate letter agreements between the Company and such individuals, Messrs. Lichtenstein and Howard agreed to surrender to the Company an aggregate 3.2 million shares of common stock, which are all part of the December 2017 Awards, in consideration for services to the Company. For more information on these surrenders, see "Item 11. Executive Compensation—Director Compensation—December 2017 Awards." Pursuant to the MOU, the Company has also agreed to pay the Plaintiff's counsel legal fees for this matter. The settlement requires court approval, and there can be no assurances that such approval will be granted.

Related Person Transaction Policies and Procedures

Pursuant to our Audit Committee charter, our Audit Committee has the sole and direct responsibility and authority to administer our related person transaction policies and procedures. All related person transactions, as defined under the rules of the Nasdaq and Item 404(a) of Regulation S-K, are expected to receive the approval of the Audit Committee (or, in the event it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest or otherwise, by other independent directors of our Board). Under its procedures, the Audit Committee (or other subset of independent directors of our Board) considers all facts and information that are available and deemed relevant by it, including, but not limited to, whether the transaction is on terms no less favorable than the terms generally available to an unaffiliated third person under the same or similar circumstances, as well as the extent of the related person’s interest in the transaction.

In addition, our Code of Business Conduct and Ethics prohibits Directors, officers and employees from entering into transactions or relationships amounting to conflicts of interest, which are defined to arise when such officer, Director or employee of the Company takes action or has an interest that prevents them from performing their Company duties and responsibilities honestly, impartially, objectively and effectively. Individuals are responsible for disclosing any transaction or relationship that could reasonably give rise or appear to give rise to a conflict of interest, in the case of employees, to the Legal Department, and in the case of Directors and officers, to the Board, which, in each case, is responsible for determining whether a conflict of interest exists.

Director Independence
Board Independence
The Board has determined that each of Messrs. Fenton and Wald and Msses. Molland and Simril satisfies the criteria for being an "independent director" under the standards of Nasdaq and has no material relationship with the Company other than by virtue of his or her service on the Board. A full list of current Directors is set forth in "Item 10. Directors, Executive Officers and Corporate Governance – Information About our Directors."

Committee Independence
The Audit Committee currently consists of Mr. Fenton, Ms. Simril, and Mr. Wald, as chairman, each of whom is independent for purposes of membership on that committee, as determined in accordance with the applicable Nasdaq listing standards and Rule 10A-3 under the Exchange Act. The Compensation Committee currently consists of Mr. Fenton, as chairman, and Ms. Molland, each of whom is an independent director for purposes of membership on that committee, as determined in accordance with the Compensation Committee charter and applicable Nasdaq listing standards. The Governance Committee currently consists of Mr. Wald and Ms. Molland, as chairwoman, each of whom is independent as defined in applicable Nasdaq listing standards.

Controlled Company Status
Steel Holdings and its affiliates, including Messrs. Howard and Lichtenstein, beneficially own as of November 15, 2021 approximately 52.3% of our outstanding shares of common stock, which includes shares of common stock underlying currently convertible Series C Preferred Stock and the SPHG Note.
As a result, we are a "controlled company" within the meaning of Rule 5615(c) of the Nasdaq Listing Rules. Under the Nasdaq listing standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain Nasdaq corporate governance requirements, including: (i) the requirement that a majority of the Board consist of independent directors; (ii) the requirement that we have director nominees selected or recommended for the Board's selection, either by a majority vote of only the independent directors or by a nomination committee comprised solely of independent directors, with a written charter or Board resolution addressing the nominations process; and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities. A majority of our Board is currently independent, and each of our Audit Committee, Compensation Committee and Governance Committee is fully independent and has its own charter. As such, we do not currently rely on any of these exemptions, although we may elect to do so in the future.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services and other services rendered by the Company's independent registered public accounting firm for the fiscal years ended July 31, 2021 and 2020:

Fee Category	Fiscal 2021 Fees	Fiscal 2020 Fees
Audit Fees(1)	$2,232,486	$2,105,377
Audit-Related Fees(2)	-	16,500
Tax Fees	-	-
All Other Fees		-
Total Fees	$2,232,486	$2,121,877

(1)
Audit Fees. Audit fees for Fiscal 2021 and Fiscal 2020 consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees. Audit-related fees for Fiscal 2020 consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported in "Audit Fees." Those audit-related services for Fiscal 2020 include audits of an employee benefit plan.

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm
The Audit Committee's policy is to pre-approve all audit services to be provided by the Company's independent registered public accounting firm or other firms, and all non-audit services to be provided by the Company's independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company's independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. During Fiscal 2021 and Fiscal 2020, all services rendered by BDO USA, LLP to the Company were pre-approved by the Audit Committee.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 3. Exhibits.
The exhibits listed in the Exhibit Index are filed, furnished or incorporated by reference in this report.

EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2021

STEEL CONNECT, INC.

By:	/s/ Jason Wong
Jason Wong
Chief Financial Officer (Principal Financial Officer)