Form 10-Q
period 2021-10-31
Steel Connect, Inc.
filed 2021-12-13
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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

As of December 1, 2021, there were 60,437,654 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31, 2021	July 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$81,330	$96,931
Accounts receivable, trade, net of allowance for doubtful accounts of $44 and $49 at October 31, 2021 and July 31, 2021, respectively	74,841	69,805
Inventories, net	18,166	16,228
Funds held for clients	6,531	8,212
Prepaid expenses and other current assets	18,491	22,222
Total current assets	199,359	213,398
Property and equipment, net	54,710	58,862
Goodwill	231,470	231,470
Other intangible assets, net	110,823	115,005
Operating lease right-of-use assets	49,941	50,836
Other assets	6,851	6,810
Total assets	$653,154	$676,381
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable	$51,920	$55,517
Accrued expenses	109,382	106,871
Funds held for clients	6,531	8,212
Current portion of long-term debt	5,611	5,602
Current lease obligations	13,259	13,690
Other current liabilities	29,366	28,101
Total current liabilities	216,069	217,993
Convertible note payable	9,729	9,343
Long-term debt, excluding current portion	356,783	358,189
Long-term lease obligations	38,338	38,927
Other long-term liabilities	10,486	10,537
Total long-term liabilities	415,336	416,996
Total liabilities	631,405	634,989
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at October 31, 2021 and July 31, 2021	35,180	35,180
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at October 31, 2021 and July 31, 2021; zero shares issued and outstanding at October 31, 2021 and July 31, 2021	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,437,654 issued and outstanding shares at October 31, 2021; 63,099,496 issued and outstanding shares at July 31, 2021	605	632
Additional paid-in capital	7,478,855	7,478,638
Accumulated deficit	(7,500,251)	(7,480,220)
Accumulated other comprehensive income	7,360	7,162
Total stockholders' (deficit) equity	(13,431)	6,212
Total liabilities, contingently redeemable preferred stock and stockholders' (deficit) equity	$653,154	$676,381
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2021	2020
Net revenue:
Products	$81,059	$105,708
Services	44,354	64,226
Total net revenue	125,413	169,934
Cost of revenue:
Products	75,185	81,192
Services	34,948	48,274
Total cost of revenue	110,133	129,466
Gross profit	15,280	40,468
Operating expenses:
Selling, general and administrative	22,005	26,858
Amortization of intangible assets	4,182	6,535
Total operating expenses	26,187	33,393
Operating (loss) income	(10,907)	7,075
Other income (expense):
Interest income	4	20
Interest expense	(7,795)	(7,823)
Other losses, net	(481)	(2,019)
Total other expense, net	(8,272)	(9,822)
Loss before income taxes	(19,179)	(2,747)
Income tax expense	315	804
Net loss	(19,494)	(3,551)
Less: Preferred dividends on redeemable preferred stock	(537)	(537)
Net loss attributable to common stockholders	$(20,031)	$(4,088)

Basic and diluted net loss per share attributable to common stockholders	$(0.33)	$(0.07)
Weighted average common shares used in basic and diluted loss per share	60,307	61,893
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2021	2020
Net loss	$(19,494)	$(3,551)
Other comprehensive (loss) income:
Foreign currency translation adjustment	198	2,973
Other comprehensive income	198	2,973
Comprehensive loss	$(19,296)	$(578)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at July 31, 2021	63,099,496	$632	$7,478,638	$(7,480,220)	$7,162	$6,212
Net loss	—	—	—	(19,494)	—	(19,494)
Preferred dividends	—	—	—	(537)	—	(537)
Issuance of common stock pursuant to employee stock purchase plan	168	—	—	—	—	—
Restricted stock grants	87,990	1	(1)	—	—	—
Restricted stock forfeitures	(2,750,000)	(28)	28	—	—	—
Share-based compensation	—	—	190	—	—	190
Other comprehensive items	—	—	—	—	198	198
Balance at October 31, 2021	60,437,654	$605	$7,478,855	$(7,500,251)	$7,360	$(13,431)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2020	62,787,919	$628	$7,478,047	$(7,433,700)	$3,843	$48,818
Net loss	—	—	—	(3,551)	—	(3,551)
Preferred dividends	—	—	—	(537)	—	(537)
Issuance of common stock pursuant to employee stock purchase plan	6,982	—	3	—	—	3
Restricted stock forfeitures	(932)	—	—	—	—	—
Share-based compensation	—	—	188	—	—	188
Other comprehensive items	—	—	—	—	2,973	2,973
Balance at October 31, 2020	62,793,969	$628	$7,478,238	$(7,437,788)	$6,816	$47,894
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,494)	$(3,551)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	8,607	5,780
Amortization of intangible assets	4,182	6,535
Amortization of deferred financing costs	137	148
Accretion of debt discount	386	292
Share-based compensation	190	188
Non-cash lease expense	3,439	3,613
Other losses, net	392	3,622
Changes in operating assets and liabilities:
Accounts receivable, net	(5,059)	12,839
Inventories, net	(1,978)	514
Prepaid expenses and other current assets	3,660	(4,473)
Accounts payable and accrued expenses	(482)	6,416
Refundable and accrued income taxes, net	(268)	503
Other assets and liabilities	(4,137)	(6,699)
Net cash (used in) provided by operating activities	(10,425)	25,727
Cash flows from investing activities:
Additions of property and equipment	(4,742)	(1,059)
Proceeds from the disposition of property and equipment	61	—
Net cash used in investing activities	(4,681)	(1,059)
Cash flows from financing activities:
Long-term debt repayments	(1,500)	(1,500)
Preferred dividend payments	(537)	(537)
Repayments on capital lease obligations	(18)	(17)
Proceeds from issuance of common stock	—	3
Net cash used in financing activities	(2,055)	(2,051)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(121)	(269)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,282)	22,348
Cash, cash equivalents and restricted cash, beginning of period	105,143	94,642
Cash, cash equivalents and restricted cash, end of period	$87,861	$116,990

Cash and cash equivalents, end of period	$81,330	$104,522
Funds held for clients, end of period	6,531	12,468
Cash, cash equivalents and restricted cash, end of period	$87,861	$116,990
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
As of October 31, 2021 and July 31, 2021, the Company had cash and cash equivalents of $81.3 million and $96.9 million, respectively. As of October 31, 2021, the Company had a working capital deficit of $16.7 million, which includes accrued pricing liabilities and certain tax related liabilities, which the Company believes will not require a significant cash outlay in the next twelve months. As of October 31, 2021, IWCO Direct had $25.0 million available borrowing capacity under its Cerberus Credit Facility. During the three months ended October 31, 2021, IWCO Direct did not trigger any of the financial covenants in the Cerberus Credit Facility. In order to maintain compliance with the Cerberus Credit Facility’s required liquidity covenant for the next twelve months, the Company has the ability and wherewithal to execute certain actions that may include, but are not limited to, reducing or delaying capital and strategic investments, and deferral of certain operating expenditures. While IWCO Direct currently expects to be in compliance in the next twelve months with all of the financial covenants, there can be no assurance that these covenants will continue to be met if the Company does not achieve its earnings and operating cash flow projections. Certain of IWCO Direct’s lease agreements contain financial covenants that would require IWCO Direct to issue a letter of credit (“LOC”) to the landlord in the event that IWCO Direct incurs debt that on a pro forma basis would result in IWCO Direct's net leverage exceeding 6.00x of IWCO Direct's Adjusted EBITDA. As of October 31, 2021, and through the date of this filing, IWCO Direct was in compliance with the net leverage ratio such that no LOC issuance is currently required. However, based upon IWCO Direct's covenant compliance as of the most recent balance sheet date, if IWCO Direct incurs additional debt, it would be required to issue an LOC of approximately $3.2 million. As of October 31, 2021, ModusLink had readily available borrowing capacity under its revolving credit facility of $8.5 million. The Company believes it will generate sufficient cash to meet its debt covenants under its credit facilities to which certain of its subsidiaries are a party and that it will be able to obtain cash through its current and future credit facilities, if needed.
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
In addition, we aim to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include, but are not limited to, the extent and severity of the impact on our customers and suppliers; the continued disruption to the demand for our businesses' products and services; the impact of the global business and economic environment on liquidity and the availability of capital; delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. The full extent to which the pandemic will directly or indirectly impact our business, results of operations and financial condition, is difficult to predict and will depend on the duration and spread of the ongoing COVID-19 pandemic (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. As of the filing of this Form 10-Q, all of our facilities were open and able to operate at normal capacities. We will evaluate further actions if circumstances warrant while continuing to strategically support the Company’s future growth initiatives (including its Competitive Improvement Plan for IWCO Direct), sales and marketing activities and supply chain solutions and services.

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
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2021 (Fiscal Year 2021), which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2021. The results for the three months ended October 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the three months ended October 31, 2021, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
Reclassification
Certain reclassifications have been made to the prior year balances to conform with current reporting. On the statement of cash flows for the three months ended October 31, 2021, the Company reclassified the non-cash portion of lease expense which totaled $3.6 million from Other Assets and Liabilities to Non-cash Lease Expense. These reclassifications had no impact on net loss or stockholder’s equity.
(3)RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The new guidance was effective for the Company's first quarter of the fiscal year ending July 31, 2022 (Fiscal Year 2022). The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements and information about events, conditions and circumstances that can affect the assessment of the amount or timing of an entity's future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning in our fiscal year ending July 31, 2025, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

(4)INVENTORIES, NET

The table below presents the components of Inventories, net:

	October 31, 2021	July 31, 2021
	(In thousands)
Raw materials	$17,206	$15,484
Work-in-process	175	76
Finished goods	785	668
	$18,166	$16,228
(5)GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill of $231.5 million as of October 31, 2021 and July 31, 2021, respectively, relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. The carrying value of goodwill is not amortized, but is tested for impairment annually as of June 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Other intangible assets, net, as of October 31, 2021, include customer relationships. The trademarks and tradenames intangible assets were fully amortized as of January 31, 2021.
A summary of other intangible assets, net are reflected in the table below:

		October 31, 2021			July 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(In thousands)
Customer relationships	15	$192,730	$81,907	$110,823	$192,730	$77,725	$115,005
Trademarks and tradenames	3	20,520	20,520	—	20,520	20,520	—
Total		$213,250	$102,427	$110,823	$213,250	$98,245	$115,005

The table below presents amortization expense recorded by the Company for other intangible assets:

	Three Months Ended October 31,
	2021	2020
	(In thousands)
Customer relationships	$4,182	$4,825
Trademarks and trade names	—	1,710
Total	$4,182	$6,535

(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	October 31, 2021	July 31, 2021
Accrued Expenses	(In thousands)
Accrued taxes	$56,509	$57,152
Accrued compensation	27,458	22,987
Accrued worker's compensation	1,805	1,818
Accrued audit, tax and legal	3,840	3,674
Accrued contract labor	1,119	930
Accrued interest	190	476
Accrued other	18,461	19,834
	$109,382	$106,871

	October 31, 2021	July 31, 2021
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$10,295	$10,295
Customer postage deposits	15,370	13,452
Other	3,701	4,354
	$29,366	$28,101
As of October 31, 2021 and July 31, 2021, the Company had accrued taxes of $56.5 million and $57.2 million, respectively, which reflected the Company's estimate for certain tax related liabilities. As of both October 31, 2021 and July 31, 2021, the Company had accrued pricing liabilities of approximately $10.3 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of October 31, 2021 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.
(7)RESTRUCTURING
IWCO Direct Restructuring Activities

On June 2, 2021, the Board approved a Competitive Improvement Plan (“CIP”) for IWCO Direct, which addresses the changing requirements of its customers and markets it serves, as well as the current competitive landscape. The CIP seeks to expand IWCO Direct’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities. The CIP contemplates a total investment of approximately $54 million primarily over a 24-month period. The Company estimates the CIP cost will consist of approximately: (1) $38 million for digital press and insertion equipment, and technology build out cost (of which approximately $34 million in lease/purchase agreements were entered into subsequent to the year ended July 31, 2021), and (2) $16 million for severance, employee retention, facilities optimization, and other implementation costs. In addition, the Company expects to incur approximately $12 million for non-cash accelerated depreciation expense. The cost estimates do not include amounts for potential non-cash asset impairment charges relating to facilities and equipment optimization. The timing and amount of the future costs incurred will depend on a number of factors.

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

As part of the CIP, the Company announced on August 23, 2021 that it will be optimizing its manufacturing footprint by closing IWCO Direct’s Little Falls, Minnesota facility. The facility is expected to close in January of 2022. The Company recognized approximately $6.6 million of cost during the three months ended October 31, 2021 and did not incur any material costs during the fiscal year ended July 31, 2021 associated with these restructuring activities.

ModusLink Restructuring Activities

During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were incurred during the fiscal year ended July 31, 2021 and were primarily composed of employee termination costs. ModusLink did not incur any restructuring charges during the three months ended October 31, 2021. In November 2021, ModusLink amended its strategic plan to include reorganizing its supply chain operations and expects to record a restructuring charge of approximately $1.0 million in the three months ending January 31, 2022.

The tables below present restructuring charges by type of cost for the three months ended October 31, 2021:

(in thousands)	Direct Marketing
Accelerated depreciation	$4,395
Impairment of long-lived assets	70
Employee termination costs	1,985
Contractual obligations	195
Total restructuring charges	$6,645

(in thousands)	Direct Marketing
Cost of revenue	$6,343
Selling, general and administrative	302
$6,645

Changes to the restructuring liability during the three months ended October 31, 2021 were as follows:

(in thousands)	Employee Termination Costs	Contractual Obligations	Asset Impairment	Restructuring Liability
Balance as of July 31, 2021	$1,055	$—	$—	$1,055
Costs incurred	1,985	195	4,465	6,645
Non-cash relief of accrual	—	—	(4,465)	(4,465)
Change in estimates	(14)	—	—	(14)
Balance as of October 31, 2021	$3,026	$195	$—	$3,221

(8)LEASES
The table below presents the components of the Company's lease expense:

	Three Months Ended October 31,
	2021	2020
	(In thousands)
Operating lease cost	$4,001	$4,228
Short-term lease expense	349	407
Variable lease cost	11	8
Interest on finance lease liabilities	1	2
	$4,362	$4,645
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Three Months Ended October 31,
	2021	2020
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,930	$4,239
Operating cash flows from finance leases	$1	$2
Financing cash flows from finance leases	$18	$17
(9)DEBT
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	October 31, 2021	July 31, 2021
	(In thousands)
Secured
Cerberus Term Loan due December 15, 2022	$362,830	$364,330
Unsecured
7.50% Convertible Senior Note due March 1, 2024	14,940	14,940
Credit Facilities
Cerberus Revolving Facility	—	—
MidCap Credit Facility	—	—
Less: unamortized discounts and issuance costs	(5,647)	(6,136)
Total debt, net	372,123	373,134
Less: current portion of debt, net	(5,611)	(5,602)
Total long-term debt, net	$366,512	$367,532
7.50% Convertible Senior Note
On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of October 31, 2021, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of October 31, 2021, the remaining period over which the unamortized discount will be amortized is 28 months. As of October 31, 2021 and July 31, 2021, the net carrying value of the SPHG Note was $9.7 million and $9.3 million, respectively. The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%. The following tables reflect the components of the SPHG Note:

	October 31, 2021	July 31, 2021
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(5,211)	(5,597)
Net carrying amount	$9,729	$9,343

	Three Months Ended October 31,
	2021	2020
	(In thousands)
Interest expense related to contractual interest coupon	$286	$286
Interest expense related to accretion of the discount	386	292
	$672	$578

(10)CONTINGENCIES
On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. ("Handy & Harman") and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed.
On August 13, 2021, the Company, together with certain of its current and former directors of the Board, Warren Lichtenstein, Glen Kassan, William Fejes, Jr., Jack Howard, Jeffrey Fenton and Jeffrey Wald, as well as other named defendants (collectively, the “Defendants”), entered into a memorandum of understanding (the “MOU”) with Donald Reith (the “Plaintiff”) in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. Pursuant to the MOU, the Defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to the Company $2.75 million in cash. The payment shall be paid into an escrow account within 14 business days of the later of (i) the entry of the scheduling order in connection with the stipulation of the settlement; or (ii) the date on which Plaintiff’s counsel provides to the Defendants’ counsel written payment and wire instructions.
Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate 3.3 million shares which they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. Such amounts are to be adjusted to give effect to the one-for-ten reverse stock split voted on by the Company’s shareholders at the annual meeting on July 26, 2021 (if such reverse stock split is effected prior to the surrender of such shares). The surrenders and cancellations shall be completed no later than seven calendar days following final approval of the settlement by the court and the exhaustion of any appeals therefrom or the expiration of time to appeal. On August 17, 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under their respective Surrender Agreements and all such shares were subsequently cancelled. Pursuant to the MOU, the Company has also agreed to pay the Plaintiff’s counsel legal fees for this matter. The settlement requires court approval, and there can be no assurances that such approval will be granted.
(11)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended October 31, 2021			Three Months Ended October 31, 2020
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$81,059	$—	$81,059	$105,708	$—	$105,708
Supply chain management services	—	43,942	43,942	—	63,787	63,787
Other	—	412	412	—	439	439
	$81,059	$44,354	$125,413	$105,708	$64,226	$169,934
Timing of Revenue Recognition
Goods transferred over time	$81,059	$—	$81,059	$105,708	$—	$105,708
Services transferred over time	—	44,354	44,354	—	64,226	64,226
	$81,059	$44,354	$125,413	$105,708	$64,226	$169,934
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

The table below presents information for the Company's contract balances:

	October 31, 2021	July 31, 2021
	(In thousands)
Accounts receivable, trade, net	$74,841	$69,805
Contract assets	$11,657	$14,458

Deferred revenue - current	$2,735	$2,562
Deferred revenue - long-term	126	108
Total deferred revenue	$2,861	$2,670
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the three months ended October 31, 2021 and October 31, 2020, were as follows:

	Three Months Ended October 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$2,670	$2,945
Deferral of revenue	685	1,096
Recognition of deferred amounts upon satisfaction of performance obligation	(494)	(853)
Balance at end of period	$2,861	$3,188
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
(12)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2021, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of both October 31, 2021 and July 31, 2021, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.5 million.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law, which is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals and businesses. The CARES Act contains numerous tax provisions, including temporary changes to the future limitations on interest deductions related to Section 163(j) of the U.S. Internal Revenue Code (the “IRC”).
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
Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of October 31, 2021 and July 31, 2021, the liabilities for interest expense related to uncertain tax positions were $0.4 million and $0.3 million, respectively. The Company has accrued $0.4 million for penalties related to income tax positions. The Company expects $0.7 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2018 through July 31, 2021. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2013 through 2020 tax years remain subject to examination in most locations, while the Company's 2009 through 2020 tax years remain subject to examination in most Asia locations.
(13)LOSS PER SHARE
The following table reconciles (loss) earnings per share for the three and three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
	2021	2020
	(In thousands, except per share data)
Net loss	$(19,494)	$(3,551)
Less: Preferred dividends on redeemable preferred stock	(537)	(537)
Net loss attributable to common stockholders	$(20,031)	$(4,088)

Weighted average common shares outstanding	60,307	61,893
Basic net loss per share attributable to common stockholders	$(0.33)	$(0.07)
Diluted net loss per share attributable to common stockholders	$(0.33)	$(0.07)
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
For the three months ended October 31, 2021 and 2020, approximately 24.2 million and 24.3 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
(14)COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2021	$9,762	$(2,600)	$7,162
Foreign currency translation adjustment	198	—	198
Net current-period other comprehensive income	198	—	198
Accumulated other comprehensive income (loss) as of October 31, 2021	$9,960	$(2,600)	$7,360

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2020	$5,025	$(1,182)	$3,843
Foreign currency translation adjustment	2,973	—	2,973
Net current-period other comprehensive income	2,973	—	2,973
Accumulated other comprehensive income (loss) as of October 31, 2020	$7,998	$(1,182)	$6,816
(15)SEGMENT INFORMATION

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

Summarized financial information by operating segment is as follows:

	Three Months Ended October 31,
	2021	2020
	(In thousands)
Net revenue:
Direct Marketing	$81,059	$105,708
Supply Chain	44,354	64,226
	$125,413	$169,934
Operating (loss) income:
Direct Marketing	$(11,478)	$4,937
Supply Chain	1,973	5,151
Total segment operating (loss) income	(9,505)	10,088
Corporate-level activity	(1,402)	(3,013)
Total operating (loss) income	(10,907)	7,075
Total other expense, net	(8,272)	(9,822)
Loss before income taxes	$(19,179)	$(2,747)

	October 31, 2021	July 31, 2021
	(In thousands)
Total assets:
Direct Marketing	$514,997	$530,944
Supply Chain	93,395	101,159
Sub-total—segment assets	608,392	632,103
Corporate	44,762	44,278
	$653,154	$676,381
Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Three Months Ended October 31,
	2021	2020
	(In thousands)
Products:
Direct Marketing	$81,059	$105,708
Services:
Supply Chain	44,354	64,226
	$125,413	$169,934
Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended October 31,
	2021	2020
	(In thousands)
United States	$91,506	$121,483
China	15,966	19,640
Netherlands	5,649	7,795
Other	12,292	21,016
	$125,413	$169,934
(16)RELATED PARTY TRANSACTIONS
As of October 31, 2021, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners Ltd., beneficially owned approximately 53.4% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP Inc. ("Steel Holdings GP"), the manager of Steel Holdings. Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into a SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note. As of both October 31, 2021 and July 31, 2021, SPHG Holdings held $14.9 million principal amount of the SPHG Note. As of October 31, 2021 and July 31, 2021, the net carrying value of the SPHG Note was $9.7 million and $9.3 million, respectively.
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
Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Holdings. The Management Services Agreement was effective as of June 1, 2019. Total expenses incurred related to the Management Services Agreement for the three months ended October 31, 2021 and 2020 were $0.8 million and $0.8 million, respectively. As of both October 31, 2021 and July 31, 2021, amounts due to Steel Services was $0.9 million.
(17)FAIR VALUE MEASUREMENTS
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of October 31, 2021 and July 31, 2021, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	October 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds	$42,327	$42,327	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds	$42,327	$42,327	$—	$—
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this report and the risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on October 29, 2021, and other subsequent reports filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this quarterly report.
Overview
Steel Connect, Inc. (the "Company") is a diversified holding company with two wholly-owned subsidiaries, IWCO Direct Holdings, Inc. ("IWCO Direct" or "Direct Marketing") and ModusLink Corporation ("ModusLink" or "Supply Chain"),which serve the direct marketing and supply chain management markets, respectively.
IWCO Direct is a provider of data-driven marketing solutions, driving response across all marketing channels and measurable improvements to its customers’ return on marketing investment. With a more than 50-year legacy of printing and mailing services, IWCO Direct's full range of expanded marketing services includes strategy, creative services, and execution for omnichannel marketing campaigns, along with one of the industry's most sophisticated postal logistics strategies for direct mail. Through Mail-Gard®, IWCO Direct offers business continuity and disaster recovery services to protect against unexpected business interruptions, along with providing print and mail outsourcing services. IWCO Direct's services include: (a) development of direct mail and omnichannel marketing strategies, (b) creative services to design direct mail, email, and online marketing, (c) printing and compiling of direct mail pieces into envelopes ready for mailing, (d) commingling services to sort mail produced for various customers by destination to achieve optimized postal savings, and (e) business continuity and disaster recovery services for critical communications to protect against unexpected business interruptions. The major markets served by IWCO Direct include financial services, multiple-system operators (cable or direct-broadcast satellite TV systems), insurance, as well as subscription/services, healthcare, travel/hospitality, retail, not-for-profit, and others. Direct mail is a critical piece of marketing for most of IWCO Direct’s clients, who use direct mail to acquire new customers, deepen the sales cycle, and maintain customer loyalty. Management believes that direct mail will remain an important part of its customers' strategy for the foreseeable future, based on its proven ability to enhance results when used as part of an omnichannel marketing strategy.
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
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the three months ended October 31, 2021 and 2020, the Company's ten largest clients accounted for approximately 47% and 55% of consolidated net revenue, respectively. No client accounted for more than 10% of the Company's consolidated net revenue for three months ended October 31, 2021. One client from the computing market accounted for 15% of the Company's consolidated net revenue for three months ended October 31, 2020. In general, the Company does not have any agreements which obligate any client to buy a minimum amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for its clients, the Company expects to offset the adverse financial impact such factors may bring about.
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
In addition, we aim to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include, but are not limited to, the extent and severity of the impact on our customers and suppliers; the continued disruption to the demand for our businesses' products and services; the impact of the global business and economic environment on liquidity and the availability of capital; delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. The full extent to which the pandemic will directly or indirectly impact our business, results of operations and financial condition, is difficult to predict and will depend on the duration and spread of the ongoing COVID-19 pandemic (including new variants of COVID-19), its severity, the actions to contain the virus or address its impact, the timing, distribution, and efficacy of vaccines and other treatments, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. As of the filing of this Form 10-Q, all of our facilities were open and able to operate at normal capacities. We will evaluate further actions if circumstances warrant while continuing to strategically support the Company’s future growth initiatives (including its Competitive Improvement Plan for IWCO Direct), sales and marketing activities and supply chain solutions and services.

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

IWCO Direct's Competitive Improvement Plan

On June 2, 2021, the Board approved a Competitive Improvement Plan (“CIP”) for IWCO Direct, which addresses the changing requirements of its customers and markets it serves, as well as the current competitive landscape. The CIP seeks to expand IWCO Direct’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities. The CIP contemplates a total investment of approximately $54 million primarily over a 24-month period. The Company estimates the CIP cost will consist of approximately: (1) $38 million for digital press and insertion equipment, and technology build out cost (of which approximately $34 million in lease/purchase agreements were entered into subsequent to the year ended July 31, 2021), and (2) $16 million for severance, employee retention, facilities optimization, and other implementation costs. In addition, the Company expects to incur approximately $12 million for non-cash accelerated depreciation expense. The cost estimates do not include amounts for potential non-cash asset impairment charges relating to facilities and equipment optimization. The timing and amount of the future costs incurred will depend on a number of factors. Refer to Note 7 for further details of costs recognized in the three months ended October 31, 2021.
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
Results of Operations
Three months ended October 31, 2021 compared to the three months ended October 31, 2020

Net Revenue:

	Three Months Ended October 31, 2021	As a % of Total Net Revenue	Three Months Ended October 31, 2020	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$81,059	64.6%	$105,708	62.2%	$(24,649)	(23.3)%
Supply Chain	44,354	35.4%	64,226	37.8%	(19,872)	(30.9)%
Total	$125,413	100.0%	$169,934	100.0%	$(44,521)	(26.2)%
Net revenue decreased by approximately $44.5 million during the three months ended October 31, 2021, as compared to the same period in the prior year. During the three months ended October 31, 2021, net revenue for the Direct Marketing segment decreased by approximately $24.6 million primarily due: (1) approximately $18.5 million of lower sales volume from clients who will be exiting and (2) approximately $10.1 million for reduced volume from a client in the insurance industry. These decreases were partially offset by approximately $4.0 million of higher sales volume across all other clients. The client exits in the year ended July 31, 2021 are expected to result in further decreases of Direct Marketing’s net revenue for the remainder of the fiscal year ending July 31, 2022.
During the three months ended October 31, 2021, net revenue for the Supply Chain segment, net revenues decreased by approximately $19.9 million. This decrease in net revenue was primarily driven by lower volume associated with clients in the computing and consumer electronics markets which have been negatively impacted by global market shortage of semiconductor and other electrical component supplies. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended October 31, 2021, as compared to the same period in the prior year.

Cost of Revenue:

	Three Months Ended October 31, 2021	As a % of Segment Net Revenue	Three Months Ended October 31, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$75,185	92.8%	$81,192	76.8%	$(6,007)	(7.4)%
Supply Chain	34,948	78.8%	48,274	75.2%	(13,326)	(27.6)%
Total	$110,133	87.8%	$129,466	76.2%	$(19,333)	(14.9)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of direct marketing and supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended October 31, 2021 included materials procured on behalf of our Supply Chain clients of $19.1 million, as compared to $30.4 million for the same period in the prior year, a decrease of $11.3 million. Total cost of revenue decreased by $19.3 million for the three months ended October 31, 2021, as compared to the same period in the prior year, primarily due to decreased material and labor costs in both segments, partially offset by restructuring costs in Direct Marketing. Gross margin percentage for the current quarter decreased to 12.2%, as compared to 23.8% in the prior year quarter.

Direct Marketing’s cost of revenue decreased by $6.0 million during the three months ended October 31, 2021, as compared to the same period in the prior year. The decrease was primarily due to decreased material costs due to lower volume, partially offset by $6.6 million of restructuring charges associated with the CIP. The Direct Marketing segment's gross margin percentage decreased by 1600 basis points to 7.2% for the three months ended October 31, 2021, as compared to 23.2% for the same period in the prior year. The decrease in Direct Marketing segment’s gross margin percentage is primarily due to: (1) restructuring charges for the CIP and (2) decreased revenues associated with lower average price-per-package.

Supply Chain’s cost of revenue decreased by $13.3 million during the three months ended October 31, 2021, as compared to the same period in the prior year. The decreased was primarily due to lower materials and labor costs as a result of lower sales volume associated with clients in the computing and consumer electronics markets. The Supply Chain segment's gross margin percentage decreased by 360 basis points to 21.2% for the three months ended October 31, 2021, as compared to 24.8% for the same period in the prior year, primarily due lower revenues, not completely offset by the decreased materials and labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended October 31, 2021.

Selling, General and Administrative Expenses:

	Three Months Ended October 31, 2021	As a % of Segment Net Revenue	Three Months Ended October 31, 2020	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$13,170	16.2%	$13,044	12.3%	$126	1.0%
Supply Chain	7,433	16.8%	10,801	16.8%	(3,368)	(31.2)%
Sub-total	20,603	16.4%	23,845	14.0%	(3,242)	(13.6)%
Corporate-level activity	1,402		3,013		(1,611)	(53.5)%
Total	$22,005	17.5%	$26,858	15.8%	$(4,853)	(18.1)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. Selling, general and administrative expenses during the three months ended October 31, 2021 decreased by approximately $4.9 million, as compared to the same period in the prior year.

Selling, general and administrative expenses for the Direct Marketing segment did not change significantly as compared to the same period in the prior year.

Selling, general and administrative expenses for the Supply Chain segment decreased primarily due to a decrease in restructuring and professional expenses that were incurred in the prior year period. Corporate-level activity decreased primarily due to a decrease in professional fees. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended October 31, 2021.

Amortization of Intangible Assets:
During the three months ended October 31, 2021 and 2020, intangible asset amortization expense totaled $4.2 million and $6.5 million, respectively. Intangible asset amortization expense decreased $2.4 million primarily due to trademarks and tradenames being fully amortized during the prior year.
Interest Expense:
Total interest expense during the three months ended October 31, 2021 did not change significantly as compared to the same period in the prior year.
Other Losses, Net:
Other losses, net are primarily composed of foreign exchange losses. The Company recorded $0.5 million and $1.7 million of foreign exchange losses during the three months ended October 31, 2021 and 2020, respectively.
Income Tax Expense:
During the three months ended October 31, 2021, the Company recorded income tax expense of approximately $0.3 million, as compared to income tax expense of $0.8 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.
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

October 31, 2021
(In thousands)
Cash and cash equivalents	$81,330
Readily available borrowing capacity under Cerberus Credit Facility	25,000
Readily available borrowing capacity under Midcap Credit Facility	8,474
$114,804
Certain of IWCO Direct’s lease agreements contain financial covenants that would require IWCO Direct to issue a letter of credit (“LOC”) to the landlord in the event that IWCO Direct incurs debt that on a pro forma basis would result in IWCO Direct's net leverage exceeding 6.00x IWCO Direct's adjusted EBITDA. As of October 31, 2021, and through the date of this filing, IWCO Direct was in compliance with the net leverage ratio such that no LOC issuance is currently required. However, based on IWCO Direct's covenant compliance as of the most recent balance sheet date, if IWCO Direct incurs additional debt, it would be required to issue an LOC of approximately $3.2 million.
Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the three months ended October 31, 2021 relating to this aspect of the U.S. Tax Reform. In future years, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.
Consolidated working capital deficit was $16.7 million as of October 31, 2021, as compared to $4.6 million at July 31, 2021. Included in the working capital deficit were cash and cash equivalents of $81.3 million as of October 31, 2021 and $96.9 million at July 31, 2021. The increase in the working capital deficit was primarily driven by lower cash and cash equivalents, due to its usage in operating activities and capital expenditures. Sources and uses of cash for the three months ended October 31, 2021, as compared to the same period in the prior year, are as follows:

	Three Months Ended October 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by operating activities	$(10,425)	$25,727
Net cash used in investing activities	$(4,681)	$(1,059)
Net cash used in financing activities	$(2,055)	$(2,051)
Operating Activities: We used cash of $10.4 million from operating activities during the three months ended October 31, 2021, a decrease of $36.2 million compared with $25.7 million generated during the three months ended October 31, 2020. The decrease was primarily due lower gross profits and a reduction in working capital. The Company's cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, the market for outsourcing services, overall performance of the technology sector impacting the Supply Chain segment and the strength of the Direct Marketing segment.
Investing Activities: Net cash used in investing activities was $4.7 million and $1.1 million during the three months ended October 31, 2021 and 2020, respectively, and was primarily related to capital expenditures. The increase was primarily due to reduced capital spending in the prior year as the result of the COVID-19 pandemic.
Financing Activities: Net cash used in financing activities was $2.1 million during both the three months ended October 31, 2021 and 2020, and primarily consisted of $1.5 million in long-term debt payments and $0.5 million of preferred dividend payments in both periods.
IWCO Direct’s Competitive Improvement Plan
On June 2, 2021, the Board approved a Competitive Improvement Plan (“CIP”) for IWCO Direct, which addresses the changing requirements of its customers and markets it serves, as well as the current competitive landscape. The CIP seeks to expand IWCO Direct’s marketing services capabilities, and upgrade its production platform to new digital and inserting technology, while reducing its overall production costs to enhance its competitive pricing capabilities. The CIP contemplates a total investment of approximately $54 million primarily over a 24-month period. The Company estimates the CIP cost will consist of approximately: (1) $38 million for digital press and insertion equipment, and technology build out cost (of which approximately $34 million in lease/purchase agreements were entered into subsequent to the year ended July 31, 2021), and (2) $16 million for severance, employee retention, facilities optimization, and other implementation costs. In addition, the Company expects to incur approximately $12 million for non-cash accelerated depreciation expense. The cost estimates do not include amounts for potential non-cash asset impairment charges relating to facilities and equipment optimization. The timing and amount of the future costs incurred will depend on a number of factors.
Debt and Financing Arrangements
As of October 31, 2021 outstanding debt consisted of the following:

October 31, 2021
(In thousands)
Cerberus Term Loan due December 15, 2022	$362,830
7.50% Convertible Note due March 1, 2024	14,940
$377,770
Cerberus Credit Facility
The Cerberus Credit Facility consists of a term loan facility (the “Cerberus Term Loan”) and a $25 million revolving credit facility (the “Revolving Facility”) (together the “Cerberus Credit Facility”) which matures on December 15, 2022. IWCO Direct intends to refinance the Cerberus Credit Facility, however its ability to refinance this debt is not guaranteed. IWCO Direct's ability to refinance this debt will depend on the capital and credit markets and our financial condition at such time. IWCO Direct may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations and have a material adverse effect on the Company's financial condition and liquidity.
During the three months ended October 31, 2021, IWCO Direct did not trigger any of the financial covenants in the Cerberus Credit Facility. In order to maintain compliance with the Cerberus Credit Facility’s required liquidity covenant for the next twelve months, the Company has the ability and wherewithal to execute certain actions that may include, but are not limited to, reducing or delaying capital and strategic investments, and deferral of certain operating and capital expenditures. While IWCO Direct currently expects to be in compliance in the next twelve months with all of the financial covenants, there can be no assurance that these covenants will continue to be met if the Company does not achieve its earnings and operating cash flow projections.
MidCap Credit Facility
ModusLink’s revolving credit and security agreement with MidCap Financial Trust which expires on December 31, 2022, provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit. ModusLink intends to refinance this revolving credit agreement. ModusLink's ability to refinance this revolving credit agreement will depend on the capital and credit markets and our financial condition at such time. As of and during the fiscal year ended July 31, 2021, ModusLink was in compliance with all financial covenants in the MidCap Credit Agreement. ModusLink believes it will remain in compliance with the MidCap CreditAgreement’s covenants for the next twelve months.
Steel Connect, Inc.
The Company believes it has access to adequate resources to meet its needs for normal operating costs, debt obligations and working capital for at least the next twelve months; however, there can be no assurances that the Company and its operating businesses will continue to have access to their lines of credit if their financial performance does not satisfy the financial covenants set forth in their respective financing agreements, which could also result in the acceleration of their debt obligations by their respective lenders, adversely affecting liquidity.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing arrangements.
Contractual Obligations
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this disclosure.
Critical Accounting Policies Update
During the three months ended October 31, 2021, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

The Company's Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The carrying value of goodwill is not amortized, but is tested for impairment annually as of June 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As of October 31, 2021, the Company did not identify any indicators of impairment of its goodwill, other intangible assets and long-lived assets. During the three months ended April 30, 2021, IWCO was informed by two significant customers that they would be transitioning their direct marketing services to other providers by the end of the fiscal year ending July 31, 2021 and another customer that it would have significantly lower volumes of sales in at least the fiscal quarter ending July 31, 2021. In connection with its quarterly close procedures, the Company assessed the anticipated negative impact on revenue and earnings from these changes in demand, along with the previously reported notification of another significant customer transitioning its direct marketing services to another company, and determined these factors were indicators that goodwill and other long-lived assets may be impaired. As a result, the Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of April 30, 2021. The Company determined that the goodwill was impaired, and recorded a non-cash impairment charge of $25.7 million for the three months ended April 30, 2021.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of October 31, 2021.
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
There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth under Note 10 - "Contingencies" to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
Item 1A. Risk Factors.

In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, see "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2021. There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2021, except as set forth below:
Changes in tax rates, laws or regulations, including U.S. government tax reform, could have a negative impact on the results of future operations.
The Company is subject to taxation in the U.S. and foreign jurisdictions. Changes in various tax laws can and do occur. For example, on December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Act") was enacted. The Act made substantial changes to the IRC, some of which could have an adverse effect on our business. Among other things, the Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) limits annual deductions for interest net expense to no more than 30% of our "adjusted taxable income," plus 100% of our business interest income for the year and (iii) permits a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. net operating losses ("NOLs") generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. While the U.S. Department of the Treasury has issued some proposed regulations since the enactment of the Act, additional guidance is likely forthcoming.
The current U.S. presidential administration has various proposals that, if enacted, would cause significant changes to existing tax law, in particular, an increase in U.S. federal income taxes on corporations and the tax rate on foreign earnings. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. In connection with the Base Erosion and Profit Shifting Integrated Framework provided by Organization for Economic Cooperation and Development (“OECD”), the OECD recently reached an agreement to align countries on a minimum corporate tax rate and expand taxing rights of market countries. As a result of this agreement, the determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. There can be no assurance that future changes to federal and state tax laws in the U.S. and foreign income tax laws will not be proposed or enacted that could materially or adversely impact our business or financial results. If and when any or all of these changes are put into effect, they could result in tax increases where we do business both in and outside of the United States, and could have a material adverse effect on the results of our operations.
The various United States federal government orders and regulations directing employers to require their employees to be vaccinated could lead to labor disruptions, which could have a material adverse effect on our business and results of operations.
On September 9, 2021, U.S. President Joseph R. Biden announced plans for the federal Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against COVID-19 or produce, on a weekly basis, a negative COVID test (the “vaccine mandate”). On November 4, 2021, OSHA issued the ETS, which will require covered employers to comply with the vaccine mandate beginning January 4, 2022 or face substantial penalties for non-compliance. Currently, the implementation of the vaccine mandate has been blocked by a federal appeals court, subject to the resolution of ongoing litigation challenging the constitutionality of the rules. In addition to the vaccine mandate, it is possible that additional mandates may be announced by foreign or local jurisdictions that could impact our workforce and operations. As a company with more than 100 employees, unless these new regulations are overturned, we would thus be required to comply with the vaccine mandate.
Although we cannot predict with certainty the impact that the potential vaccine mandate and any other related measures may have on our workforce and operations, these mandates may result in increased operating costs, labor disruptions or employee attrition, which could be material. If we lose employees, it may be difficult in the current competitive labor market to find replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. In addition, additional uncertainty could be caused by competing and potentially conflicting laws and regulations, such as the recent executive order issued by the Governor of Texas prohibiting vaccine mandates. Furthermore, these measures may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a.None.
b.None.

c.For information regarding the disposition of shares of common stock to the Company in connection with the proposed settlement of Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery, see Note 9 - "Contingencies" to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Note applicable.
Item 5. Other Information.
Item 1.01 Entry into a Material Definitive Agreement.
On December 10, 2021, the Company entered into an indemnification agreement (collectively, the “Indemnification Agreements”) with each of the directors and certain executive officers of the Company (collectively, the “Indemnitees”) to expound upon the indemnification protections provided under the Company’s Fourth Amended and Restated Bylaws (the “Bylaws”) and Delaware law. The Indemnification Agreements require the Company to indemnify the Indemnitees to the fullest extent permitted by applicable law against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with any action or proceeding arising out of their service as a director or executive officer, subject to certain exceptions. The Company may enter into substantially similar Indemnification Agreements with new directors, and certain other executive officers in the future. The foregoing summary of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the actual text of the Indemnification Agreements, a form of which is filed herewith as Exhibit 10.2.

Item 6. Exhibits.

Exhibit Number	Description

10.1*
Form of Equity Grant Surrender and Cancellation Agreement, between the Registrant and each of Messrs. Lichtenstein and Howard (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 19, 2021).

10.2*	Form of Indemnification Agreement by and between the Company and its directors and officers.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended October 31, 2021 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2021 and July 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 2021 and 2020 (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended October 31, 2021 and 2020, (iv) Unaudited Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three months ended October 31, 2021 and 2020, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2021 and 2020 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: December 13, 2021	By:	/S/ JASON WONG
Jason Wong
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)