Form 10-Q
period 2022-01-31
Steel Connect, Inc.
filed 2022-03-17
CIK 914712

T

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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

As of March 1, 2022, there were 60,457,720 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31, 2022	July 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$64,646	$96,931
Accounts receivable, trade, net of allowance for doubtful accounts of $44 and $49 at January 31, 2022 and July 31, 2021, respectively	68,971	69,805
Inventories, net	19,428	16,228
Funds held for clients	5,635	8,212
Prepaid expenses and other current assets	19,901	22,222
Total current assets	178,581	213,398
Property and equipment, net	48,964	58,862
Goodwill	231,470	231,470
Other intangible assets, net	106,920	115,005
Operating lease right-of-use assets	50,385	50,836
Other assets	6,364	6,810
Total assets	$622,684	$676,381
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable	$57,330	$55,517
Accrued expenses	104,876	106,871
Funds held for clients	5,635	8,212
Current portion of long-term debt	360,996	5,602
Current lease obligations	12,878	13,690
Other current liabilities	25,594	28,101
Total current liabilities	567,309	217,993
Convertible note payable	10,143	9,343
Long-term debt, excluding current portion	—	358,189
Long-term lease obligations	39,149	38,927
Other long-term liabilities	7,643	10,537
Total long-term liabilities	56,935	416,996
Total liabilities	624,244	634,989
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at January 31, 2022 and July 31, 2021	35,180	35,180
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at January 31, 2022 and July 31, 2021; zero shares issued and outstanding at January 31, 2022 and July 31, 2021	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,457,720 issued and outstanding shares at January 31, 2022; 63,099,496 issued and outstanding shares at July 31, 2021	605	632
Additional paid-in capital	7,479,073	7,478,638
Accumulated deficit	(7,523,765)	(7,480,220)
Accumulated other comprehensive income	7,347	7,162
Total stockholders' (deficit) equity	(36,740)	6,212
Total liabilities, contingently redeemable preferred stock and stockholders' (deficit) equity	$622,684	$676,381
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net revenue:
Products	$66,316	$91,155	$147,375	$196,863
Services	54,322	64,892	98,676	129,118
Total net revenue	120,638	156,047	246,051	325,981
Cost of revenue:
Products	63,617	68,740	138,802	149,932
Services	43,421	51,457	78,369	99,731
Total cost of revenue	107,038	120,197	217,171	249,663
Gross profit	13,600	35,850	28,880	76,318
Operating expenses:
Selling, general and administrative	23,908	21,810	45,913	48,668
Amortization of intangible assets	3,903	5,359	8,085	11,894
Total operating expenses	27,811	27,169	53,998	60,562
Operating (loss) income	(14,211)	8,681	(25,118)	15,756
Other income (expense):
Interest income	2	—	6	20
Interest expense	(7,980)	(7,825)	(15,775)	(15,648)
Other losses, net	(65)	(2,161)	(546)	(4,180)
Total other expense, net	(8,043)	(9,986)	(16,315)	(19,808)
Loss before income taxes	(22,254)	(1,305)	(41,433)	(4,052)
Income tax expense	723	891	1,038	1,695
Net loss	(22,977)	(2,196)	(42,471)	(5,747)
Less: Preferred dividends on redeemable preferred stock	(537)	(530)	(1,074)	(1,067)
Net loss attributable to common stockholders	$(23,514)	$(2,726)	$(43,545)	$(6,814)

Basic and diluted net loss per share attributable to common stockholders	$(0.39)	$(0.04)	$(0.73)	$(0.11)
Weighted average common shares used in basic and diluted loss per share	59,748	62,028	60,027	61,961
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net loss	$(22,977)	$(2,196)	$(42,471)	$(5,747)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(13)	2,420	185	5,393
Total other comprehensive (loss) income	(13)	2,420	185	5,393
Comprehensive (loss) income	$(22,990)	$224	$(42,286)	$(354)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at October 31, 2021	60,437,654	$605	$7,478,855	$(7,500,251)	$7,360	$(13,431)
Net loss	—	—	—	(22,977)	—	(22,977)
Preferred dividends	—	—	—	(537)	—	(537)
Issuance of common stock pursuant to employee stock purchase plan	331	—	—	—	—	—
Restricted stock grants	119,735	1	(1)	—	—	—
Restricted stock forfeitures	(100,000)	(1)	1	—	—	—
Share-based compensation	—	—	218	—	—	218
Other comprehensive items	—	—	—	—	(13)	(13)
Balance at January 31, 2022	60,457,720	$605	$7,479,073	$(7,523,765)	$7,347	$(36,740)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at October 31, 2020	62,793,969	$628	$7,478,238	$(7,437,788)	$6,816	$47,894
Net loss	—	—	—	(2,196)	—	(2,196)
Preferred dividends	—	—	—	(530)	—	(530)
Issuance of common stock pursuant to employee stock purchase plan	1,448	—	1	—	—	1
Restricted stock grants	204,897	2	(2)	—	—	—
Share-based compensation	—	—	158	—	—	158
Other comprehensive items	—	—	—	—	2,420	2,420
Balance at January 31, 2021	63,000,314	$630	$7,478,395	$(7,440,514)	$9,236	$47,747

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at July 31, 2021	63,099,496	$632	$7,478,638	$(7,480,220)	$7,162	$6,212
Net loss	—	—	—	(42,471)	—	(42,471)
Preferred dividends	—	—	—	(1,074)	—	(1,074)
Issuance of common stock pursuant to employee stock purchase plan	499	—	—	—	—	—
Restricted stock grants	207,725	2	(2)	—	—	—
Restricted stock forfeitures	(2,850,000)	(29)	29	—	—	—
Share-based compensation	—	—	408	—	—	408
Other comprehensive items	—	—	—	—	185	185
Balance at January 31, 2022	60,457,720	$605	$7,479,073	$(7,523,765)	$7,347	$(36,740)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2020	62,787,919	$628	$7,478,047	$(7,433,700)	$3,843	$48,818
Net loss	—	—	—	(5,747)	—	(5,747)
Preferred dividends	—	—	—	(1,067)	—	(1,067)
Issuance of common stock pursuant to employee stock purchase plan	8,430	—	4	—	—	4
Restricted stock grants	236,860	2	(2)	—	—	—
Restricted stock forfeitures	(32,895)	—	—	—	—	—
Share-based compensation	—	—	346	—	—	346
Other comprehensive items	—	—	—	—	5,393	5,393
Balance at January 31, 2021	63,000,314	$630	$7,478,395	$(7,440,514)	$9,236	$47,747

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(42,471)	$(5,747)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	16,340	11,117
Amortization of intangible assets	8,085	11,894
Amortization of deferred financing costs	273	260
Accretion of debt discount	800	605
Impairment of long-lived assets	70	—
Share-based compensation	408	346
Non-cash lease expense	7,015	7,158
Other losses, net	186	5,795
Changes in operating assets and liabilities:
Accounts receivable, net	1,268	7,143
Inventories, net	(3,380)	1,658
Prepaid expenses and other current assets	2,319	(4,195)
Accounts payable and accrued expenses	1,240	(15,756)
Refundable and accrued income taxes, net	(519)	225
Other assets and liabilities	(14,803)	(15,317)
Net cash (used in) provided by operating activities	(23,169)	5,186
Cash flows from investing activities:
Additions of property and equipment	(8,152)	(2,160)
Proceeds from the disposition of property and equipment	963	—
Net cash used in investing activities	(7,189)	(2,160)
Cash flows from financing activities:
Long-term debt repayments	(3,000)	(3,000)
Preferred dividend payments	(1,073)	(1,067)
Repayments on capital lease obligations	(36)	(35)
Proceeds from issuance of common stock	—	4
Net cash used in financing activities	(4,109)	(4,098)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(395)	683
Net decrease in cash, cash equivalents and restricted cash	(34,862)	(389)
Cash, cash equivalents and restricted cash, beginning of period	105,143	94,642
Cash, cash equivalents and restricted cash, end of period	$70,281	$94,253

Cash and cash equivalents, end of period	$64,646	$87,649
Funds held for clients, end of period	5,635	6,604
Cash, cash equivalents and restricted cash, end of period	$70,281	$94,253
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
ModusLink Corporation provides digital and physical supply chain solutions to many of the world's leading brands across a diverse range of industries, including consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, medical devices, retail and luxury and connected devices. With a global footprint spanning North America, Europe and the Asia Pacific, the Company's solutions and services are designed to improve end-to-end supply chains in order to drive growth, lower costs, and improve profitability.
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

Disposition of IWCO Direct

On February 25, 2022, the Company entered into a transaction agreement (the “Transaction Agreement”) with (a) IWCO Direct and its indirect subsidiaries, (b) Cerberus Business Finance, LLC, in its capacities as collateral agent and administrative agent under a financing agreement (in such capacities, the “Agent”), dated as of December 15, 2017, between IWCO Direct, IWCO Direct’s direct and indirect subsidiaries, the Agent and the lenders party thereto (the “Lenders”) (the “Financing Agreement”), (c) the Lenders, (d) the Lenders or their respective designees listed on the signature pages to the Transaction Agreement under the caption “Participating Lender Purchasers” (the “Participating Lender Purchasers”), (e) SPH Group Holdings LLC (the “Sponsor”) and (f) Instant Web Holdings, LLC (the “Buyer”) , an entity owned by the Participating Lender Purchasers. On the Effective Date (as defined in the Transaction Agreement) and pursuant to the terms of the Transaction Agreement, the Company transferred all of its interests in IWCO Direct to the Buyer as part of a negotiated restructuring of the capital structure and certain financial obligations of IWCO Direct under the Financing Agreement as contemplated by the Transaction Agreement. The Company received no cash consideration for the disposition (the entire transaction being referred to as the “IWCO Direct Disposal”). In addition, as of the Effective Date and subject to the terms and conditions of the Transaction Agreement, the parties entered into certain mutual releases as fully set forth in the Transaction Agreement. In addition, as part of the overall transaction, the Buyer issued a note in the principal amount of $6.9 million payable to the Company as consideration for intercompany obligations owed by IWCO Direct to the Company (the “Subordinated Note”). The Subordinated Note is subordinated to the obligations under the Financing Agreement (including any amendments or other modifications thereto) and matures on the date that is the earlier of (a) the later of (i) August 25, 2027 and (ii) the date that is six months after the maturity of the Financing Agreement, and (b) the date that is six months after repayment in full of the obligations under the Financing Agreement. Due to the subordinated nature of the note and the assessment of collectability, the Company determined the fair value of the
Subordinated Note was zero. The foregoing description of the Transaction Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Transaction Agreement, a copy of which is filed as Exhibit 10.1 to the Company's Form 8-K dated February 25, 2022.

The Company deconsolidated IWCO Direct as of February 25, 2022 as it no longer held a controlling financial interest as of that date. The Company expects to record a book gain as of disposal date based on the amount of IWCO Direct’s assets and liabilities. In addition, upon the deconsolidation of IWCO Direct, which had an estimated net deferred tax liability balance of $11.6 million, the Company anticipates recording a valuation allowance in the same amount, with a corresponding increase to income tax expense. The Company did not have any amounts included in accumulated other comprehensive loss associated with IWCO Direct at the time of deconsolidation. As of January 31, 2022, IWCO Direct had assets and liabilities of approximately $469.7 million and $516.3 million, respectively. The results of IWCO Direct will be presented as a discontinued operation in future reporting periods. As of January 31, 2022, IWCO Direct did not have any available borrowing capacity under its Cerberus Credit Facility which was no longer in effect on the date of the IWCO Disposal.

The following table summarizes the Company’s unaudited pro forma financial information for the six months ended January 31, 2022 and the fiscal year ended July 31, 2021 as if the IWCO Direct Disposal occurred on August 1, 2020.

	Six Months Ended January 31, 2022	Fiscal Year Ended July 31, 2021
	(In thousands)
Net revenue	$98,676	$226,256
Cost of revenue	$78,369	$178,552
Operating income (loss)	$622	$(1,569)

The unaudited pro forma information is presented for illustration purposes only and is not necessarily indicative of the operating results that would have occurred had the IWCO Direct Disposal been completed on August 1, 2020, nor is it necessarily indicative of future operating results of the Company.

Liquidity and Capital Resources

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures and working capital for its existing business for at least twelve months from the date of this filing. As of January 31, 2022, these resources include current cash and cash equivalents, ModusLink's $12.5 million revolving credit facility pursuant to the MidCap Credit Agreement with MidCap Financial Trust ("MidCap"), and cash, if any, provided by operating activities. As of January 31, 2022, ModusLink had readily available borrowing capacity under its revolving credit facility with MidCap of $9.2 million. As of and during the fiscal quarter ended January 31, 2022, ModusLink was in compliance with all financial covenants in the MidCap Credit Agreement.

For more information on the termination of the MidCap credit facility and the entry into the new credit facility with Umpqua Bank, see Note 9.

The MidCap Credit Agreement was unaffected by the deconsolidation of IWCO Direct in February 2022. As of January 31, 2022, IWCO Direct did not have any available borrowing capacity under its Cerberus Credit Facility, which was no longer in effect on the date of the IWCO Direct Disposal.
As of January 31, 2022 and July 31, 2021, the Company had cash and cash equivalents of $64.6 million and $96.9 million, respectively. As of January 31, 2022, the Company had a working capital deficit of $388.7 million, which included $361.0 million current portion of the Cerberus Term Loan which was extinguished upon the IWCO Disposal.
Impact of COVID-19

The ongoing COVID-19 pandemic (in particular, the emergence of new variants of the virus across the globe) has caused, and continues to cause, significant disruptions in the U.S. and global economies. For example, national and local governments in the United States and around the world continue to implement measures to prevent the spread of COVID-19 and its variants, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, and recommendations to practice physical distancing. Such measures have restricted and continue to restrict individuals’ daily activities and curtail or cease many businesses’ normal operations. The COVID-19 pandemic has adversely impacted, and is likely to further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our clients, suppliers, and business partners. Beginning in March 2020, when the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency, we experienced impacts to our customers' demand, facility operations, supply chain, availability and productivity of personnel, while also working to comply with rapidly evolving international, federal, state and local restrictions and recommendations on travel and workplace health and safety. We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in the third and fourth quarters of fiscal year 2020, as well as the fourth quarter of fiscal year 2021. However, these temporary closures did not have a significant impact on ModusLink’s operations. Recently, an outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. We do not expect significant impacts to ModusLink’s operations, and as of the filing of this quarterly report on Form 10-Q one facility was shut due to the temporary lockdown and all other ModusLink facilities were operating at or near capacity. We will evaluate further actions if circumstances warrant.

Beginning in the second quarter of 2020, with the shutdown of the U.S. economy due to the COVID-19 pandemic, IWCO Direct’s business was also significantly and adversely affected by a material reduction in customer mailing activities. Additionally, although IWCO Direct operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume during the third quarter of fiscal year 2020.

To help combat these impacts and mitigate the financial impact of the COVID-19 pandemic on our business, during fiscal year 2020 we took proactive measures by initiating cost reduction actions, including the waiver of board fees, hiring freezes, staffing and force reductions, company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of fiscal year 2021, and the majority of salary reductions were repaid prior to the fiscal quarter ended January 31, 2021. Additionally, against the background of the reduction in IWCO’s business, the Company held extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361.3 million outstanding as of January 31, 2022 that was to mature in December 2022. These discussions ultimately resulted in the IWCO Direct Disposal. For more information, see “Disposition of IWCO Direct” above. We continue our focus on cash management and liquidity, which includes aggressive working capital management.

In addition, we continue to aim to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include, the continued disruption to the demand for our businesses' products and services; disruptions in or closures of our business operations or those of our customers or suppliers; the impact of the global business and economic environment on liquidity and the availability of capital; increased costs and delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in the fiscal year ending July 31, 2022 and beyond is difficult to predict and will depend on a number of uncertain factors and trends. Such factors and trends include, but not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; the extent and severity of the impact on our customers and suppliers; and U.S. and foreign government actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

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

The Board has only received a expression of interest, which it continues to negotiate with Steel Holdings. The expression of interest under negotiation does not constitute a definitive offer capable of acceptance, and may be withdrawn at any time and in any manner. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the Expression of Interest or any other transaction will be approved or completed. The Company is not obligated to disclose any further developments or updates on the progress of the proposed transaction until either the Company enters into a definitive agreement or the Acquisition Proposal Special Committee determines no such transaction will be approved.

(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2021 (Fiscal Year 2021), which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2021, as amended on November 30, 2021 (the "2021 Annual Report'). The results for the six months ended January 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the six months ended January 31, 2022, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
Reclassification
On the statement of cash flows for the six months ended January 31, 2021, the Company reclassified the non-cash portion of lease expense which totaled $7.2 million from Other Assets and Liabilities to Non-cash Lease Expense. This reclassification was made to the prior year balances to conform with current reporting and had no impact on net loss or stockholder’s equity.
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

(4)INVENTORIES, NET

The table below presents the components of Inventories, net:

	January 31, 2022	July 31, 2021
	(In thousands)
Raw materials	$18,130	$15,484
Work-in-process	640	76
Finished goods	658	668
	$19,428	$16,228
(5)GOODWILL AND INTANGIBLE ASSETS
The Company's goodwill of $231.5 million as of January 31, 2022 and July 31, 2021, respectively, relates to the Company's Direct Marketing reporting unit, which is the only reporting unit in the Direct Marketing reportable segment. See Note 1 for more details regarding the disposition of IWCO Direct subsequent to which the Company will no longer have any goodwill or amortizable intangible assets. The carrying value of goodwill is not amortized, but is tested for impairment annually as of June 30, and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
During mid-January 2022, the Company determined it would not be possible to extend or refinance the Cerberus Credit Facility and that this was an indicator of impairment of its goodwill, other intangible assets and long-lived assets for the Direct Marketing business. As a result, the Company performed an interim impairment test of IWCO Direct’s goodwill and other long-lived assets as of January 31, 2022. Based upon the terms of the Termination Agreement with Cerberus and considering prior fair values determined for the IWCO Direct reporting unit, the Company determined that the goodwill and other long-lived assets were not impaired during the three months ended January 31, 2022.
Other intangible assets, net, as of January 31, 2022, include customer relationships for the Direct Marketing segment. The trademarks and tradenames intangible assets were fully amortized as of January 31, 2021.
A summary of other intangible assets, net are reflected in the table below:

		January 31, 2022			July 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(In thousands)
Customer relationships	15	$192,730	$85,810	$106,920	$192,730	$77,725	$115,005
Trademarks and tradenames	3	20,520	20,520	—	20,520	20,520	—
Total		$213,250	$106,330	$106,920	$213,250	$98,245	$115,005

The table below presents amortization expense recorded by the Company for other intangible assets:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(In thousands)
Customer relationships	$3,903	$4,504	$8,085	$9,329
Trademarks and trade names	—	855	—	2,565
Total	$3,903	$5,359	$8,085	$11,894

(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	January 31, 2022	July 31, 2021
Accrued Expenses	(In thousands)
Accrued taxes	$57,952	$57,152
Accrued compensation	20,428	22,987
Accrued worker's compensation	1,500	1,818
Accrued audit, tax and legal	4,042	3,674
Accrued contract labor	756	930
Accrued interest	476	476
Accrued other	19,722	19,834
	$104,876	$106,871

	January 31, 2022	July 31, 2021
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$10,295	$10,295
Customer postage deposits	10,599	13,452
Other	4,700	4,354
	$25,594	$28,101
As of January 31, 2022 and July 31, 2021, the Company had accrued taxes of $58.0 million and $57.2 million, respectively, which reflected the Company's estimate for certain tax related liabilities. As of both January 31, 2022 and July 31, 2021, the Company had accrued pricing liabilities of approximately $10.3 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of January 31, 2022 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.
(7)RESTRUCTURING
IWCO Direct Restructuring Activities
On June 2, 2021, the Board approved a Competitive Improvement Plan (“CIP”) for IWCO Direct, which addressed the changing requirements of its customers and markets it serves, as well as the current competitive landscape. The CIP contemplated a total investment of approximately $54 million primarily over a 24-month period. The Company estimated the CIP cost would consist of approximately: (1) $38 million for digital press and insertion equipment, and technology build out cost (of which approximately $34 million in lease/purchase agreements were entered into subsequent to the year ended July 31, 2021), and (2) $16 million for severance, employee retention, facilities optimization, and other implementation costs. In addition, the Company expected to incur approximately $12 million for non-cash accelerated depreciation expense. The cost estimates did not include amounts for potential non-cash asset impairment charges relating to facilities and equipment optimization. The timing and amount of the future costs incurred will depend on a number of factors. These investments are to be funded by IWCO Direct. After the IWCO Direct Disposal, the Company will have no further obligation for the CIP which had estimated future cash outflows remaining of approximately $44 million. See Note 1 for details regarding the disposition of IWCO Direct.
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

As part of the CIP, the Company announced on August 23, 2021 that it will be optimizing its manufacturing footprint by closing IWCO Direct’s Little Falls, Minnesota facility. The facility closed in January of 2022.

ModusLink Restructuring Activities

During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were incurred during the fiscal year ended July 31, 2021 and were primarily composed of employee termination costs. In November 2021, ModusLink amended its strategic plan to include reorganizing its supply chain operations and recorded a restructuring charge of approximately $0.9 million during the three and six months ended January 31, 2022.

The tables below present restructuring charges by type of cost:

	Three Months Ended January 31, 2022			Six Months Ended January 31, 2021
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Accelerated depreciation	$3,700	$—	$3,700	$8,095	$—	$8,095
Impairment of long-lived assets	—	—	—	70	—	70
Employee termination costs	1,386	856	2,242	3,371	856	4,227
Contractual obligations	113	—	113	308	—	308
Other	344	—	344	344	—	344
Total restructuring charges	$5,543	$856	$6,399	$12,188	$856	$13,044

	Three Months Ended January 31, 2022			Six Months Ended January 31, 2021
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Cost of revenue	$5,008	$646	$5,654	$11,351	$646	$11,997
Selling, general and administrative	535	210	745	837	210	1,047
	$5,543	$856	$6,399	$12,188	$856	$13,044

Changes to the restructuring liability during the six months ended January 31, 2022 were as follows:

(in thousands)	Employee Termination Costs	Contractual Obligations	Asset Impairment	Other	Restructuring Liability
	(In thousands)
Balance as of July 31, 2021	$1,055	$—	$—	$—	$1,055
Costs incurred	4,800	199	8,165	472	13,636
Cash payments	(3,759)	(164)	—	(472)	(4,395)
Non-cash relief of accrual	(7)	—	(8,165)	—	(8,172)
Change in estimates	(655)	—	—	—	(655)
Balance as of January 31, 2022	$1,434	$35	$—	$—	$1,469

(8)LEASES
The table below presents the components of the Company's lease expense:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost	$4,165	$4,131	$8,166	$8,359
Short-term lease expense	507	533	856	940
Variable lease cost	4	11	15	19
Interest on finance lease liabilities	1	1	2	3
	$4,677	$4,676	$9,039	$9,321
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Six Months Ended January 31,
	2022	2021
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$8,091	$8,377
Operating cash flows from finance leases	$2	$3
Financing cash flows from finance leases	$36	$35
(9)DEBT
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	January 31, 2022	July 31, 2021
	(In thousands)
Secured
Cerberus Term Loan due December 15, 2022	$361,330	$364,330
Unsecured
7.50% Convertible Senior Note due March 1, 2024	14,940	14,940
Credit Facilities
Cerberus Revolving Facility	—	—
MidCap Credit Facility	—	—
Less: unamortized discounts and issuance costs	(5,131)	(6,136)
Total debt, net	371,139	373,134
Less: current portion of debt, net	(360,996)	(5,602)
Total long-term debt, net	$10,143	$367,532
Cerberus Term Loan
On February 25, 2022, Company transferred all of its interests in IWCO Direct to the Buyer as part of a negotiated restructuring of the capital structure and certain financial obligations of IWCO Direct which included the Cerberus Term Loan which will be derecognized upon deconsolidation. See Note 1 for more details regarding the IWCO Direct Disposal.
7.50% Convertible Senior Note
On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of January 31, 2022, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of January 31, 2022, the remaining period over which the unamortized discount will be amortized is 25 months. As of January 31, 2022 and July 31, 2021, the net carrying value of the SPHG Note was $10.1 million and $9.3 million, respectively. The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%. The following tables reflect the components of the SPHG Note:

			January 31, 2022	July 31, 2021
			(In thousands)
Carrying amount of equity component			$8,200	$8,200

Principal amount of note			$14,940	$14,940
Unamortized debt discount			(4,797)	(5,597)
Net carrying amount			$10,143	$9,343

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(In thousands)
Interest expense related to contractual interest coupon	$286	$287	$572	$573
Interest expense related to accretion of the discount	414	313	800	605
	$700	$600	$1,372	$1,178
On March 16, 2022, ModusLink, as borrower, entered into a new credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. Concurrent with signing the Umpqua Revolver, ModusLink submitted a notice of termination to MidCap for its MidCap Credit Agreement which was set to expire on December 31, 2022. ModusLink believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months.
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

On February 18, 2022, the parties filed a Stipulation of Settlement, proposed notice to stockholders, proposed scheduling order, and proposed form of final judgment (collectively, the “Stipulation”), setting forth the settlement terms previously set forth in the MOU. In addition, the Stipulation reflects the parties’ agreement that the amount of the legal fees for which Plaintiffs’ counsel would apply, and that the Company would pay if approved by the court, would be $2.05 million. The court has not yet entered the scheduling order establishing the date on which a hearing would be held concerning approval of the settlement.
(11)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended January 31, 2022			Three Months Ended January 31, 2021
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$66,316	$—	$66,316	$91,155	$—	$91,155
Supply chain management services	—	53,719	53,719	—	64,342	64,342
Other	—	603	603	—	550	550
	$66,316	$54,322	$120,638	$91,155	$64,892	$156,047
Timing of Revenue Recognition
Goods transferred over time	$66,316	$—	$66,316	$91,155	$—	$91,155
Services transferred over time	—	54,322	54,322	—	64,892	64,892
	$66,316	$54,322	$120,638	$91,155	$64,892	$156,047

	Six Months Ended January 31, 2022			Six Months Ended January 31, 2021
	Direct Marketing	Supply Chain	Consolidated Total	Direct Marketing	Supply Chain	Consolidated Total
	(In thousands)
Major Goods/Service Lines
Marketing solutions offerings	$147,375	$—	$147,375	$196,863	$—	$196,863
Supply chain management services	—	97,661	97,661	—	128,129	128,129
Other	—	1,015	1,015	—	989	989
	$147,375	$98,676	$246,051	$196,863	$129,118	$325,981
Timing of Revenue Recognition
Goods transferred over time	$147,375	$—	$147,375	$196,863	$—	$196,863
Services transferred over time	—	98,676	98,676	—	129,118	129,118
	$147,375	$98,676	$246,051	$196,863	$129,118	$325,981
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

The table below presents information for the Company's contract balances:

	January 31, 2022	July 31, 2021
	(In thousands)
Accounts receivable, trade, net	$68,971	$69,805
Contract assets	$10,530	$14,458

Deferred revenue - current	$3,560	$2,562
Deferred revenue - long-term	85	108
Total deferred revenue	$3,645	$2,670
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the six months ended January 31, 2022 and January 31, 2021, were as follows:

	Six Months Ended January 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$2,670	$2,945
Deferral of revenue	1,959	4,417
Recognition of deferred amounts upon satisfaction of performance obligation	(984)	(1,868)
Balance at end of period	$3,645	$5,494
We expect to recognize approximately $3.3 million of the Supply Chain deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(12)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the six months ended January 31, 2022, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of both January 31, 2022 and July 31, 2021, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $2.5 million.
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
The Company elected to defer the employer-paid portion of social security taxes, which is expected to provide the Company with approximately $5.3 million of additional liquidity during calendar 2021 and calendar 2022. During the prior calendar year 50% of the deferral was due December 31, 2021 and the remaining 50% will be due December 31, 2022. The Company does not expect the provisions of the CARES Act to have a significant impact on the income tax provision, income tax payable or deferred income tax positions of the Company.
Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of January 31, 2022 and July 31, 2021, the liabilities for interest expense related to uncertain tax positions were $0.4 million and $0.3 million, respectively. The Company has accrued $0.4 million for penalties related to income tax positions. The Company expects $0.7 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2018 through July 31, 2021. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2013 through 2020 tax years remain subject to examination in most locations, while the Company's 2009 through 2020 tax years remain subject to examination in most Asia locations.
(13)LOSS PER SHARE
The following table reconciles loss per share for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net loss	$(22,977)	$(2,196)	$(42,471)	$(5,747)
Less: Preferred dividends on redeemable preferred stock	(537)	(530)	(1,074)	(1,067)
Net loss attributable to common stockholders	$(23,514)	$(2,726)	$(43,545)	$(6,814)

Weighted average common shares used in basic and diluted loss per share	59,748	62,028	60,027	61,961
Basic and diluted net loss per share attributable to common stockholders	$(0.39)	$(0.04)	$(0.73)	$(0.11)
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
For the three months ended January 31, 2022 and 2021, approximately 24.2 million and 24.2 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
For the six months ended January 31, 2022 and 2021, approximately 24.2 million and 24.2 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
(14)COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2021	$9,762	$(2,600)	$7,162
Foreign currency translation adjustment	185	—	185
Net current-period other comprehensive income	185	—	185
Accumulated other comprehensive income (loss) as of January 31, 2022	$9,947	$(2,600)	$7,347

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2020	$5,025	$(1,182)	$3,843
Foreign currency translation adjustment	5,393	—	5,393
Net current-period other comprehensive income	5,393	—	5,393
Accumulated other comprehensive income (loss) as of January 31, 2021	$10,418	$(1,182)	$9,236
(15)SEGMENT INFORMATION

The Company had two operating segments which are the same as its reportable segments: Direct Marketing and Supply Chain. See Note 1 for details regarding the disposition of Direct Marketing segment. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segments. All significant intra-segment amounts have been eliminated. Management evaluates segment performance based on segment net revenue and operating income (loss).

Summarized financial information by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(In thousands)
Net revenue:
Direct Marketing	$66,316	$91,155	$147,375	$196,863
Supply Chain	54,322	64,892	98,676	129,118
	$120,638	$156,047	$246,051	$325,981
Operating (loss) income:
Direct Marketing	$(14,262)	$5,769	$(25,740)	$10,706
Supply Chain	2,374	4,957	4,347	10,108
Total segment operating (loss) income	(11,888)	10,726	(21,393)	20,814
Corporate-level activity	(2,323)	(2,045)	(3,725)	(5,058)
Total operating (loss) income	(14,211)	8,681	(25,118)	15,756
Total other expense, net	(8,043)	(9,986)	(16,315)	(19,808)
Loss before income taxes	$(22,254)	$(1,305)	$(41,433)	$(4,052)

	January 31, 2022	July 31, 2021
	(In thousands)
Total assets:
Direct Marketing	$476,374	$530,944
Supply Chain	102,748	101,159
Sub-total—segment assets	579,122	632,103
Corporate	43,562	44,278
	$622,684	$676,381
Summarized financial information of the Company's net revenue from external customers by group of services is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(In thousands)
Products:
Direct Marketing	$66,316	$91,155	$147,375	$196,863
Services:
Supply Chain	54,322	64,892	98,676	129,118
	$120,638	$156,047	$246,051	$325,981
Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(In thousands)
United States	$80,022	$108,280	$171,528	$229,763
China	19,423	22,409	35,389	42,049
Netherlands	6,227	5,387	11,876	13,182
Other	14,966	19,971	27,258	40,987
	$120,638	$156,047	$246,051	$325,981
(16)RELATED PARTY TRANSACTIONS
As of January 31, 2022, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners Ltd., beneficially owned approximately 53.4% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP Inc. ("Steel Holdings GP"), the manager of Steel Holdings. Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into a SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note. As of both January 31, 2022 and July 31, 2021, SPHG Holdings held $14.9 million principal amount of the SPHG Note. As of January 31, 2022 and July 31, 2021, the net carrying value of the SPHG Note was $10.1 million and $9.3 million, respectively.
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
Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Holdings. The Management Services Agreement was effective as of June 1, 2019. In connection with the IWCO Direct Disposal, the Management Services Agreement monthly fee was reduced effective on the disposal date for the portion of the fee attributable to IWCO Direct.. Total expenses incurred related to the Management Services Agreement for the three months ended January 31, 2022 and 2021 were $0.9 million and $0.9 million, respectively. Total expenses incurred related to the Management Services Agreement for the six months ended January 31, 2022 and 2021 were $1.8 million and $2.5 million, respectively. As of January 31, 2022 and July 31, 2021, amounts due to Steel Services were $0.7 million and $0.9 million, respectively.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of January 31, 2022 and July 31, 2021, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	January 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds	$41,326	$41,326	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds	$42,327	$42,327	$—	$—
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in Part II, Item 1A. “Risk Factors” of this report and the risks discussed in the Company's subsequent reports filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
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
ModusLink Corporation provides digital and physical supply chain solutions to many of the world's leading brands across a diverse range of industries, including consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, medical devices, retail and luxury and connected devices. These solutions are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. With a global footprint spanning North America, Europe and the Asia Pacific, the Company's solutions and services are designed to improve end-to-end supply chains in order to drive growth, lower costs, and improve profitability.
IWCO Direct is a provider of data-driven marketing solutions, driving response across all marketing channels and measurable improvements to its customers’ return on marketing investment. Effective February 25, 2022, the Company disposed of its interest in IWCO Direct (the “IWCO Direct Disposal”). See “Recent Developments—Disposition of IWCO Direct” below.
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the six months ended January 31, 2022 and the fiscal year ended July 31, 2021, the Company's ten largest clients accounted for approximately 47% and 52% of consolidated net revenue, respectively. For the six months ended January 31, 2022, no client accounted for more than 10% of the Company's consolidated net revenue and for the fiscal year ended July 31, 2021 one client from the computing market accounted for approximately 16% of the Company's consolidated net revenue and one client from the insurance market accounted for approximately 11% of the Company's consolidated net revenue.
For the six months ended January 31, 2022 and fiscal year ended July 31, 2021, on a pro forma basis giving effect to the IWCO Direct Disposal, the Company’s 10 largest clients accounted for approximately 75% and 81% of consolidated net revenue, respectively. On the same pro forma basis, two clients from the computing market accounted for approximately 18% and 13% of the Company's consolidated net revenue for six months ended January 31, 2022, and two clients from the computing market accounted for approximately 42% and 10% of the Company's consolidated net revenue for the fiscal year ended July 31, 2021. In general, the Company does not have any agreements that obligate any client to buy a minimum amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. By diversifying into new markets and improving the operational support structure for its clients, the Company expects to offset the adverse financial impact such factors may bring about.
Impact of COVID-19

The ongoing COVID-19 pandemic (in particular, the emergence of new variants of the virus across the globe) has caused, and continues to cause, significant disruptions in the U.S. and global economies. For example, national and local governments in the United States and around the world continue to implement measures to prevent the spread of COVID-19 and its variants, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, and recommendations to practice physical distancing. Such measures have restricted and continue to restrict individuals’ daily activities and curtail or cease many businesses’ normal operations. The COVID-19 pandemic has adversely impacted, and is likely to further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our clients, suppliers, and business partners. Beginning in March 2020, when the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency, we experienced impacts to our customers' demand, facility operations, supply chain, availability and productivity of personnel, while also working to comply with rapidly evolving international, federal, state and local restrictions and recommendations on travel and workplace health and safety. We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in the third and fourth quarters of fiscal year 2020, as well as the fourth quarter of fiscal year 2021. Recently, an outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. We do not expect significant impacts to ModusLink’s operations, and as of the filing of this quarterly report on Form 10-Q one facility was shut due to the temporary lockdown and all other ModusLink facilities were operating at or near capacity. We will evaluate further actions if circumstances warrant.

Beginning in the second quarter of 2020, with the shutdown of the U.S. economy due to the COVID-19 pandemic, IWCO Direct’s business was also significantly and adversely affected by a material reduction in customer mailing activities. Additionally, although IWCO Direct operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume during the third quarter of fiscal year 2020.

To help combat these impacts and mitigate the financial impact of the COVID-19 pandemic on our business, during fiscal year 2020 we took proactive measures by initiating cost reduction actions, including the waiver of board fees, hiring freezes, staffing and force reductions, company-wide salary reductions, bonus payment deferrals and temporary 401(k) match suspension. The temporary waiver of board fees and company-wide salary reduction actions taken in the prior fiscal year were fully restored prior to the beginning of fiscal year 2021, and the majority of salary reductions were repaid prior to the fiscal quarter ended January 31, 2021. Additionally, against the background of the reduction in IWCO’s business, the Company held extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361.3 million outstanding as of January 31, 2022 that was to mature in December 2022. These discussions ultimately resulted in the IWCO Direct Disposal. For more information, see “Disposition of IWCO Direct” above. We continue our focus on cash management and liquidity, which includes aggressive working capital management.

In addition, we continue to aim to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include, the continued disruption to the demand for our businesses' products and services; disruptions in or closures of our business operations or those of our customers or suppliers; the impact of the global business and economic environment on liquidity and the availability of capital; increased costs and delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in the fiscal year ending July 31, 2022 and beyond is difficult to predict and will depend on a number of uncertain factors and trends. Such factors and trends include, but not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; the extent and severity of the impact on our customers and suppliers; and U.S. and foreign government actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

Recent Developments

Disposition of IWCO Direct

Beginning in the second quarter of 2020, with the shutdown of the U.S. economy due to the COVID-19 pandemic, IWCO Direct’s business was significantly and adversely affected by a material reduction in customer mailing activities. Against this background, the Company held, on behalf of IWCO Direct, extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361 million outstanding as of January 31, 2022 that was to mature in December 2022. In addition, the Company’s board considered a range of strategic options to address the impending maturity. In mid-January 2022, it became apparent that it would not be possible to extend or refinance the credit facility prior to its maturity. In addition, short-term funding under the revolving credit facility became unavailable. IWCO Direct was in the process of implementing the previously disclosed competitive improvement plan (“CIP”) intended to address the changing requirements of its customers and markets. Despite initial favorable outcomes and improving prospects from the CIP, the Company was unable to amend IWCO Direct's credit facility or identify alternatives to refinance IWCO Direct’s indebtedness given the magnitude of that indebtedness relative to the performance of IWCO Direct’s business.

In light of these developments, the board of directors of the Company determined that it was in the best interests of the Company’s shareholders to pursue an orderly and consensual disposition of IWCO Direct to the Cerberus-led investor group. Although the board considered other alternatives for IWCO Direct, the board concluded that such alternatives would not be viable. Steel Connect did not receive any cash consideration from the Cerberus-led investor group in exchange for the disposition of IWCO Direct. Refer to Note 1 for further information on the transaction agreement terms.

The Company deconsolidated IWCO Direct as of February 25, 2022 as it no longer held a controlling financial interest as of that date. The Company expects to record a book gain as of the disposal of IWCO Direct. As of January 31, 2022, IWCO Direct had assets and liabilities of approximately $469.7 million and $516.3 million, respectively. The Company did not have any amounts included in accumulated other comprehensive loss associated with IWCO Direct as of January 31, 2022. The results of IWCO Direct will be presented as a discontinued operation in future reporting periods.

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

The Board has only received an expression of interest, which it continues to negotiate with Steel Holdings. The expression of interest under negotiation does not constitute a definitive offer capable of acceptance, and may be withdrawn at any time and in any manner. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that the transaction proposed in the Expression of Interest or any other transaction will be approved or completed. The Company is not obligated to disclose any further developments or updates on the progress of the proposed transaction until either the Company enters into a definitive agreement or the Acquisition Proposal Special Committee determines no such transaction will be approved.
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
IWCO Direct Disposal
As discussed above, on February 25, 2022, the Company disposed of its ownership of IWCO Direct and subsequent to the disposal date IWCO Direct will no longer be included in the Company’s consolidated balance sheet, results of operations or cash flows.
Results of Operations
Three months ended January 31, 2022 compared to the three months ended January 31, 2021

Net Revenue:

	Three Months Ended January 31, 2022	As a % of Total Net Revenue	Three Months Ended January 31, 2021	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$66,316	55.0%	$91,155	58.4%	$(24,839)	(27.2)%
Supply Chain	54,322	45.0%	64,892	41.6%	(10,570)	(16.3)%
Total	$120,638	100.0%	$156,047	100.0%	$(35,409)	(22.7)%
Net revenue decreased by approximately $35.4 million during the three months ended January 31, 2022, as compared to the same period in the prior year. During the three months ended January 31, 2022, net revenue for the Direct Marketing segment decreased by approximately $24.8 million primarily due to: (1) approximately $23.1 million of lower sales volume from clients who exited or were planning to exit and (2) approximately $9.3 million for reduced volume from a client in the insurance industry. These decreases were partially offset by approximately $7.6 million of higher sales volume across all other clients.
During the three months ended January 31, 2022, net revenue for the Supply Chain segment, net revenues decreased by approximately $10.6 million. This decrease in net revenue was primarily driven by lower volume associated with clients in the computing and consumer electronics markets which have been negatively impacted by global market shortage of semiconductor and other electrical component supplies. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended January 31, 2022, as compared to the same period in the prior year.

Cost of Revenue:

	Three Months Ended January 31, 2022	As a % of Segment Net Revenue	Three Months Ended January 31, 2021	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$63,617	95.9%	$68,740	75.4%	$(5,123)	(7.5)%
Supply Chain	43,421	79.9%	51,457	79.3%	(8,036)	(15.6)%
Total	$107,038	88.7%	$120,197	77.0%	$(13,159)	(10.9)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of direct marketing and supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended January 31, 2022 included materials procured on behalf of our Supply Chain clients of $25.7 million, as compared to $33.2 million for the same period in the prior year, a decrease of $7.5 million. Total cost of revenue decreased by $13.2 million for the three months ended January 31, 2022, as compared to the same period in the prior year, primarily due to decreased material and labor costs in both segments from lower sales volume, partially offset by restructuring costs in Direct Marketing. Gross margin percentage for the current quarter decreased to 11.3%, as compared to 23.0% in the prior year quarter.

Direct Marketing’s cost of revenue decreased by $5.1 million during the three months ended January 31, 2022, as compared to the same period in the prior year. The decrease was primarily due to decreased material costs due to lower volume, partially offset by restructuring charges associated with the CIP. The Direct Marketing segment's gross margin percentage decreased by 2050 basis points to 4.1% for the three months ended January 31, 2022, as compared to 24.6% for the same period in the prior year. The decrease in Direct Marketing segment’s gross margin percentage is primarily due to restructuring charges for the CIP and lower sales volume.

Supply Chain’s cost of revenue decreased by $8.0 million during the three months ended January 31, 2022, as compared to the same period in the prior year. The decrease was primarily due to lower materials costs as a result of lower sales volume associated with clients in the computing and consumer electronics markets. The Supply Chain segment's gross margin percentage decreased by 60 basis points to 20.1% for the three months ended January 31, 2022, as compared to 20.7% for the same period in the prior year, primarily due lower revenues, not completely offset by the decreased materials and labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended January 31, 2022.

Selling, General and Administrative Expenses:

	Three Months Ended January 31, 2022	As a % of Segment Net Revenue	Three Months Ended January 31, 2021	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$13,058	19.7%	$11,287	12.4%	$1,771	15.7%
Supply Chain	8,527	15.7%	8,478	13.1%	49	0.6%
Sub-total	21,585	17.9%	19,765	12.7%	1,820	9.2%
Corporate-level activity	2,323		2,045		278	13.6%
Total	$23,908	19.8%	$21,810	14.0%	$2,098	9.6%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. Selling, general and administrative expenses during the three months ended January 31, 2022 increased by approximately $2.1 million, as compared to the same period in the prior year.

Selling, general and administrative expenses for the Direct Marketing segment increased primarily due to an increase in professional fees, employee related costs and restructuring charges for the CIP. Selling, general and administrative expenses for the Supply Chain segment and Corporate did not change significantly as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended January 31, 2022.
Amortization of Intangible Assets:
During the three months ended January 31, 2022 and 2021, intangible asset amortization expense totaled $3.9 million and $5.4 million, respectively. Intangible asset amortization expense decreased $1.5 million primarily due to trademarks and tradenames being fully amortized during the prior year.
Interest Expense:
Total interest expense during the three months ended January 31, 2022 did not change significantly as compared to the same period in the prior year.
Other Losses, Net:
Other losses, net are primarily composed of foreign exchange losses. The Company recorded $0.3 million and $2.1 million of foreign exchange losses during the three months ended January 31, 2022 and 2021, respectively.
Income Tax Expense:
During the three months ended January 31, 2022, the Company recorded income tax expense of approximately $0.7 million, as compared to income tax expense of $0.9 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Six Months Ended January 31, 2022 compared to the six months ended January 31, 2021

Net Revenue:

	Six Months Ended January 31, 2022	As a % of Total Net Revenue	Six Months Ended January 31, 2021	As a % of Total Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$147,375	59.9%	$196,863	60.4%	$(49,488)	(25.1)%
Supply Chain	98,676	40.1%	129,118	39.6%	(30,442)	(23.6)%
Total	$246,051	100.0%	$325,981	100.0%	$(79,930)	(24.5)%
Net revenue decreased by approximately $79.9 million during the six months ended January 31, 2022, as compared to the same period in the prior year. During the six months ended January 31, 2022, net revenue for the Direct Marketing segment decreased by approximately $49.5 million primarily due to: (1) approximately $41.6 million of lower sales volume from clients who had exited or were planning to exit and (2) approximately $19.4 million for reduced volume from a client in the insurance industry. These decreases were partially offset by approximately $11.5 million of higher sales volume across all other clients.
During the six months ended January 31, 2022, net revenue for the Supply Chain segment, net revenues decreased by approximately $30.4 million. This decrease in net revenue was primarily driven by lower volume associated with clients in the computing and consumer electronics markets which have been negatively impacted by global market shortage of semiconductor and other electrical component supplies. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the six months ended January 31, 2022, as compared to the same period in the prior year.

Cost of Revenue:

	Six Months Ended January 31, 2022	As a % of Segment Net Revenue	Six Months Ended January 31, 2021	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$138,802	94.2%	$149,932	76.2%	$(11,130)	(7.4)%
Supply Chain	78,369	79.4%	99,731	77.2%	(21,362)	(21.4)%
Total	$217,171	88.3%	$249,663	76.6%	$(32,492)	(13.0)%

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of direct marketing and supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, paper for direct mailing, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the six months ended January 31, 2022 included materials procured on behalf of our Supply Chain clients of $44.7 million, as compared to $63.6 million for the same period in the prior year, a decrease of $18.9 million. Total cost of revenue decreased by $32.5 million for the six months ended January 31, 2022, as compared to the same period in the prior year, primarily due to decreased material and labor costs in both segments, partially offset by restructuring costs in Direct Marketing. Gross margin percentage for the current quarter decreased to 11.7%, as compared to 23.4% in the prior year quarter.

Direct Marketing’s cost of revenue decreased by $11.1 million during the six months ended January 31, 2022, as compared to the same period in the prior year. The decrease was primarily due to decreased material costs due to lower volume, partially offset by restructuring charges associated with the CIP. The Direct Marketing segment's gross margin percentage decreased by 1800 basis points to 5.8% for the six months ended January 31, 2022, as compared to 23.8% for the same period in the prior year. The decrease in Direct Marketing segment’s gross margin percentage is primarily due to restructuring charges for the CIP and lower sales volume.

Supply Chain’s cost of revenue decreased by $21.4 million during the six months ended January 31, 2022, as compared to the same period in the prior year. The decrease was primarily due to lower materials and labor costs as a result of lower sales volume associated with clients in the computing and consumer electronics markets. The Supply Chain segment's gross margin percentage decreased by 220 basis points to 20.6% for the six months ended January 31, 2022, as compared to 22.8% for the same period in the prior year, primarily due lower revenues, not completely offset by the decreased materials and labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the six months ended January 31, 2022.

Selling, General and Administrative Expenses:

	Six Months Ended January 31, 2022	As a % of Segment Net Revenue	Six Months Ended January 31, 2021	As a % of Segment Net Revenue	$ Change	% Change
	(In thousands)
Direct Marketing	$26,228	17.8%	$24,331	12.4%	$1,897	7.8%
Supply Chain	15,960	16.2%	19,279	14.9%	(3,319)	(17.2)%
Sub-total	42,188	17.1%	43,610	13.4%	(1,422)	(3.3)%
Corporate-level activity	3,725		5,058		(1,333)	(26.4)%
Total	$45,913	18.7%	$48,668	14.9%	$(2,755)	(5.7)%

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. Selling, general and administrative expenses during the six months ended January 31, 2022 decreased by approximately $2.8 million, as compared to the same period in the prior year.

Selling, general and administrative expenses for the Direct Marketing segment increased primarily due to an increase in professional fees, employee related costs and restructuring charges for the CIP. Selling, general and administrative expenses for the Supply Chain segment decreased primarily due to a decrease in restructuring and professional expenses that were incurred in the prior year period. Corporate-level activity decreased primarily due to a decrease in professional fees and employee related costs. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the six months ended January 31, 2022.
Amortization of Intangible Assets:
During the six months ended January 31, 2022 and 2021, intangible asset amortization expense totaled $8.1 million and $11.9 million, respectively. Intangible asset amortization expense decreased $3.8 million primarily due to trademarks and tradenames being fully amortized during the prior year.
Interest Expense:
Total interest expense during the six months ended January 31, 2022 did not change significantly as compared to the same period in the prior year.
Other Losses, Net:
Other losses, net are primarily composed of foreign exchange losses. The Company recorded $0.8 million and $3.8 million of foreign exchange losses during the six months ended January 31, 2022 and 2021, respectively.
Income Tax Expense:
During the six months ended January 31, 2022, the Company recorded income tax expense of approximately $1.0 million, as compared to income tax expense of $1.7 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.
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

Disposal of IWCO

As a result of the IWCO Direct Disposal, the Company will have no debt outstanding under the Cerberus Credit Facility (as defined below) which had approximately $361.3 million outstanding as of January 31, 2022 and was to mature on December 15, 2022. Additionally, the CIP which had estimated future cash outflows remaining of approximately $44 million will no longer be a future cash outflow of the Company.
The following table summarizes our liquidity:

January 31, 2022
(In thousands)
Cash and cash equivalents	$64,646
Readily available borrowing capacity under Midcap Credit Facility	9,210
$73,856
Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the six months ended January 31, 2022 relating to this aspect of the U.S. Tax Reform. In future years, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.
Consolidated working capital deficit was $388.7 million as of January 31, 2022, as compared to $4.6 million at July 31, 2021. Included in the working capital deficit were cash and cash equivalents of $64.6 million as of January 31, 2022 and $96.9 million at July 31, 2021. The increase in the working capital deficit was primarily due to the Cerberus Term Loan becoming classified as current as of January 31, 2022. The Cerberus Term Loan balance of $361.0 million as of January 31, 2022 was extinguished upon the IWCO Direct Disposal. Sources and uses of cash for the six months ended January 31, 2022, as compared to the same period in the prior year, are as follows:

	Six Months Ended January 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by operating activities	$(23,169)	$5,186
Net cash used in investing activities	$(7,189)	$(2,160)
Net cash used in financing activities	$(4,109)	$(4,098)
Operating Activities: We used cash of $23.2 million from operating activities during the six months ended January 31, 2022, a decrease of $28.4 million compared with $5.2 million generated during the six months ended January 31, 2021. The decrease was primarily due to lower gross profits and a reduction in working capital. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment.
Investing Activities: Net cash used in investing activities was $7.2 million and $2.2 million during the six months ended January 31, 2022 and 2021, respectively, and was primarily related to capital expenditures. The increase was primarily due to reduced capital spending in the prior year as the result of the COVID-19 pandemic.
Financing Activities: Net cash used in financing activities was $4.1 million during both the six months ended January 31, 2022 and 2021, and primarily consisted of $3.0 million in long-term debt payments for IWCO Direct and $1.1 million of preferred dividend payments in both periods.
Debt and Financing Arrangements
As of January 31, 2022 outstanding debt consisted of the following:

January 31, 2022
(In thousands)
Cerberus Term Loan due December 15, 2022	$361,330
7.50% Convertible Note due March 1, 2024	14,940
$376,270
Cerberus Credit Facility

The Cerberus Credit Facility consisted of a term loan facility (the “Cerberus Term Loan”) and a $25 million revolving credit facility (the “Revolving Facility”) (together the “Cerberus Credit Facility”) which was to mature on December 15, 2022. The Company transferred all of its interests in IWCO Direct and the financial obligations of the Cerberus Credit Facility as part of the IWCO Direct Disposal. Subsequent to the IWCO Direct Disposal the Company will have no debt under or access to future borrowings under the Cerberus Credit Facility.

MidCap Credit Facility

As of and during the six months ended January 31, 2022, ModusLink was in compliance with all financial covenants in the MidCap Credit Agreement. The MidCap Credit Agreement was unaffected by the deconsolidation of IWCO Direct in February 2022.

On March 16, 2022, ModusLink, as borrower, submitted a notice of termination to MidCap, and entered into a new credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. ModusLink believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months.
Steel Connect, Inc.
The Company believes it has access to adequate resources to meet its needs for normal operating costs, debt obligations and working capital for at least the next twelve months.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing arrangements.
Critical Accounting Policies Update
During the three months ended January 31, 2022, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended July 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on October 29, 2021, as amended on November 30, 2021 (the “2021 Annual Report”),

The Company's Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report.

Accounting for Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The carrying value of goodwill is not amortized, but is tested for impairment annually as of June 30 and, additionally on an interim basis, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During mid-January 2022, the Company determined it would not be possible to extend or refinance the Cerberus Credit Facility and determined this was an indicator of impairment of its goodwill, other intangible assets and long-lived assets for the Direct Marketing business. As a result, the Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of January 31, 2022. Based upon the terms of the Termination Agreement with Cerberus and considering prior fair values determined for the IWCO Direct reporting unit, the Company determined that the goodwill and other long-lived assets were not impaired during the three months ended January 31, 2022.

The prior fair value of the Direct Marketing reporting unit was calculated using a discounted cash flow model (a form of the income approach) using the Company's projections, which are subject to various risks and uncertainties associated with its forecasted revenue, expenses and cash flows, as well as the duration and expected impact on its business from the COVID-19 pandemic. The Company's significant assumptions in the analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate and the tax rate. The Company's estimates of future cash flows were based on current economic climates, recent operating results and planned business strategies. These estimates could be negatively affected by decreased customer demand for IWCO Direct's services, changes in regulations, further economic downturns, increased customer attrition or an inability to execute IWCO Direct's business strategies. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of January 31, 2022.
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
There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth under Note 10 - “Contingencies” to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, “Risk Factors” of this quarterly report on Form 10-Q.
Item 1A. Risk Factors.
Our business is subject to a number of risks. In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common stock. As a result of the IWCO Direct Disposal, these risk factors amend and restate in their entirety the risk factors included in Part I, Item 1A, Risk Factors of our 2021 Annual Report. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you many lose all or part of your investment.
RISKS RELATED TO THE IWCO DIRECT DISPOSAL
The divestiture of our Direct Marketing segment may not achieve the intended benefits and changes our exposures to other risks and uncertainties.
As a result of the IWCO Direct Disposal, our only business is our Supply Chain segment, and thus we are a smaller, less diversified and more narrowly-focused business than before. This makes us more vulnerable to changing market and economic conditions, and may have a continuing impact on the execution of our business strategy and our overall operating results. We may not be successful in managing these or any other significant risks that we encounter in our Supply Chain segment, which could harm our financial condition and results of operations.

In addition, the divestiture poses risks and challenges that may adversely impact our business, including difficulties in the separation of operations, services and personnel, the diversion of management’s attention from other business concerns, transaction and transition costs, the disruption of business, and the potential loss of key employees. Moreover, declines in our net revenues, cash flows and earnings as a result of the divestiture could result in future asset impairments. As a result, we may not achieve the anticipated benefits of the divestiture.
Our future results of operations are solely dependent on the operations of our Supply Chain business segment and will differ materially from our previous results.
As a result of the IWCO Direct Disposal, our future financial results are expected to differ materially from our previous results, since our future financial results will be solely dependent on our Supply Chain segment. Our recently divested Direct Marketing business segment generated approximately 60% and 63% of our total net revenue for the six months ended January 31, 2022 and fiscal year ended July 31, 2021, respectively, and represented approximately 77% and 78% of our assets as of January 31, 2022 and July 31, 2021, respectively. However, our Direct Marketing business segment also represented the majority of all of our operating losses for the six months ended January 31, 2022 and the fiscal year ended July 31, 2021. On a pro forma basis giving effect to the IWCO Direct Disposal, our operating results were as follows: (i) for the six months ended January 31, 2022, our historical total net revenue, operating loss and net loss attributable to common stockholders were $246.1 million, $25.1 million and $43.5 million, respectively, and our pro forma total net revenue, operating income and net loss attributable to common stockholders were $98.7 million, $0.6 million and $3.5 million, respectively; and (ii) for the year ended July 31, 2021, our historical total net revenue, operating loss and net loss attributable to common stockholders were $613.8 million, $12.8 million and $46.5 million, respectively, and our pro forma total net revenue, operating loss and net loss attributable to common stockholders were $226.3 million, $1.6 million and $6.3 million, respectively. Thus, due to the IWCO Direct Disposal, we expect to experience significant reduction in our future net revenue and assets, while possibly experiencing lower net losses and operating losses and/or higher operating incomes. However, there can be no guarantee that the IWCO Direct Disposal will result in stronger long-term financial and operational results for our remaining Supply Chain business segment. Any downturn in our Supply Chain business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our outstanding securities.
RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY
Changes in our relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on our business.

We depend on a small number of clients for a substantial portion of our business. For more information see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Customers" of this quarterly report on Form 10-Q. Additionally, in general, the Company does not have any agreements which obligate any client to buy a material amount of services from it or designate it as an exclusive service provider. Consequently, the Company’s net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company’s clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Changes in relationships with significant clients may require us to evaluate our goodwill, other intangible assets and other long-lived assets for impairment, which may require us to record an impairment charge. Decreases in client demand or volumes or loss of business from one or more of these clients could have a materially adverse impact on our businesses, financial condition or results from operations. For more information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” of this quarterly report on Form 10-Q.

If the demand for supply chain management services decline, or if we are unable or do not effectively integrate new or emerging industry trends into our services and offerings, our revenue and results of operations could be adversely affected.
Customer traffic and demand for our supply chain management services may be influenced by changing consumer demands and industry trends. Some of our competitors may expend more for their marketing programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Furthermore, we may not effectively develop or implement strategies with respect to rapidly evolving industry trends, including outsourcing supply chain management services, among other business practices. If our marketing efforts are not as successful or cost-effective as anticipated, our revenue and results of operations could be adversely affected.
We may have difficulty achieving and sustaining operating profitability, and if that depletes our working capital balances, our business could be materially and adversely affected.
For the fiscal years ended July 31, 2021 and 2020, we reported total net revenue of $613.8 million and $782.8 million, respectively, costs of revenue of $484.2 million and $619.9 million, respectively, and operating loss of $12.8 million and operating income of $32.4 million, respectively. On a pro forma basis giving effect to the IWCO Direct Disposal, such operating results were as follows: (i) for the six months ended January 31, 2021, our historical total net revenue, cost of revenue and operating loss were $246.1 million, $217.2 million and $25.1 million, respectively, and our pro forma total net revenue, cost of revenue and operating income were $98.7 million, $78.4 million and $0.6 million, respectively; and (ii) for the year ended July 31, 2021, our historical total net revenue, cost of revenue and operating loss were $613.8 million, $484.2 million and $12.8 million, respectively, and our pro forma total net revenue, cost of revenue and operating loss were $226.3 million, $178.6 million and $1.6 million, respectively.
Although we have reduced our cost of revenue as a percentage of revenue (a key focus of our restructuring activities was to reduce operating costs), and reduced our pro forma cost of revenue as a percentage of revenue for the three months ended October 31, 2021, we anticipate that we will continue to incur significant fixed operating expenses in the future within both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, there can be no assurance that we will achieve or sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances, and our business could be materially adversely affected.
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
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and the impact may continue to be significant during the rest of the calendar year and potentially beyond. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. For the fiscal year 2020 and 2021, COVID-19 required temporary closures of certain of ModusLink's facilities and recently, an outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. Beginning in the second quarter of 2020, with the shutdown of the U.S. economy due to the COVID-19 pandemic, IWCO Direct’s business was also significantly and adversely affected by a material reduction in customer mailing activities. Although IWCO Direct operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume. Against the background of the reduction in IWCO’s business, we held extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361.0 million outstanding as of January 31, 2022 that was to mature in December 2022. These discussions ultimately resulted in the IWCO Direct Disposal. For more information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments—Disposition of IWCO Direct”.
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
•cause disruptions in or closures of the Company's operations or those of its customers and suppliers (as of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at normal capacities);
•impact global liquidity and the availability of capital;
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
The markets for our services are highly competitive and often lack significant barriers to entry enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services, as well as marketing solutions, is very competitive, and the intensity of the competition is expected to continue to increase. For more information, see Part I, Item 1, “Business—Competition” of our 2021 Annual Report. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for our products and services down, and these price reductions may reduce our revenue. The competition we face may also increase as a result of consolidation within the supply chain management and logistics, and marketing solutions industries. For example, if as a result of consolidation, our competitors are able to obtain more favorable terms from their suppliers, offer more comprehensive services to their customers, or otherwise take actions that increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition may be materially adversely affected.
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
A large portion of the revenue of our Supply Chain business (currently our only business) comes from clients in the technology and consumer products sectors, which is intensely competitive and subject to rapid changes. A reduction or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic, a significant natural disaster (including as a result of climate change) or escalating tensions arising from Russia’s recent invasion of Ukraine, or from supply chain issues, a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs, or a decrease in demand for our services could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. There is currently a market shortage of semiconductor and other electrical component supplies, which has affected, and could further affect, our Supply Chain clients in the computing and consumer electrical markets and, consequently, their demand for our offerings. We experienced supply chain challenges during the first half of fiscal 2022 and these may continue throughout the second half of fiscal 2022 or later. During periods of component shortages for our clients, we may also encounter reduced client demand, and accordingly, our revenue and profitability could suffer until other component sources can be developed.
We must maintain adequate levels of inventory in order to meet client needs, which presents risks to our financial position and operating results.
We must purchase and maintain adequate levels of inventory in order to meet client needs on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements, and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients in the Supply Chain business offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations, and the inability of our clients to do so could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies to meet demand or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.
Our ability to obtain particular products or components in the quantities required to fulfill client orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by our suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, an inability to secure and maintain an adequate supply of products, packaging materials or components to fulfill our client orders on a timely basis, or a failure to meet clients’ expectations, could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace, potential claims for damages and have a material adverse effect on our business.
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

Because the markets in which we operate are highly competitive, we continue to seek to identify ways to increase efficiencies and productivity and effect cost savings. Our Supply Chain business (currently our only business) is continually employing programs to achieve efficiencies, which include investment in capital equipment and automation. We cannot assure you that these projects and capital investments will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects, do not achieve expected results, our business, financial position and operating results may be materially and adversely affected. In addition to already undertaken projects in our Supply Chain business designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system and the implementation of a model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions, our executive team is continuing its review across the organization designed to improve our operations.
Loss of essential employees or an inability to recruit and retain personnel could have a significant negative impact on our business.
Our success is largely dependent on the skills, experience, and efforts of the management and other employees of our Supply Chain business (currently our only business). The loss of the services of one or more members of our senior management or of numerous employees with essential skills could have a negative effect on our business, financial condition and results of operations. If we are not able to retain or attract talented, committed individuals to fill vacant positions when needs arise, it may adversely affect our ability to achieve our business objectives. We do not currently maintain “key persons” insurance on our senior management. Labor market conditions may have an adverse impact on profitability and ability to deliver product on time. Any material increases in employee turnover rates could also have a material adverse effect on our business, financial condition and results of operations.
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
We conduct business outside of the U.S., which exposes the Company to additional risks not typically associated with companies that operate solely within the U.S.
The majority of the operations of our Supply Chain business (currently our only business) are in foreign countries, including Mainland China, the Netherlands, the Czech Republic, Ireland and Singapore. These operations have additional risks, including currency exchange, foreign exchange controls, difficulties and limitations on the repatriation of cash, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, pressure on the creditworthiness of sovereign nations where we have customers and a balance of cash and marketable securities, different or lesser protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property and possible imposition of non-U.S. taxes.
We also face risks related to compliance with international and U.S. laws and regulations applicable to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions foreign exchange controls, U.S. laws such as export control laws and the Foreign Corrupt Practices Act, and similar laws in other countries which also prohibit corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries.
Certain geopolitical factors may also affect our operations internationally, including:

•liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;
•impacts of or uncertainties regarding the United Kingdom’s exit from the EU (“Brexit”) on regulations, currencies, taxes and operations, including possible disruptions to the sale of our services or the movement of our people between the United Kingdom, EU and other locations;
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia and the recent Russian invasion of Ukraine;
•changes in the public perception of governments in the regions where we operate or plan to operate; and
•regional economic and political conditions.
Any of these factors could negatively impact our business and results of operations. The above factors may also negatively impact our ability to successfully expand into emerging market countries, where we have little or no operating experience, where it can be costly and challenging to establish and maintain operations, including hiring and managing required personnel, and difficult to promote our brand, and where we may not benefit from any first-to-market advantage or otherwise succeed.
Our business in Mainland China faces specific risks.
Our Supply Chain business (currently our only business) faces certain specific risks relating to operations in Mainland China and its complex and unpredictable political, economic and legal environment. Foreign businesses must navigate a complex set of licensing and tax requirements and restrictions affecting their conduct of business in Mainland China, and the Chinese government may in the future adopt additional measures favoring local businesses that make it more difficult for foreign businesses to operate on an equal footing. From time to time, the Chinese government also implements various corrective measures, including, but not limited to, controls on credit or prices and currency restrictions, to regulate growth and inflation. These and any other measures could adversely affect our ability to operate in Mainland China and/or inhibit economic activity in China and thereby harm the market for our products and services.
In addition, as China’s legal system continues to evolve, the interpretation and enforcement of many laws, regulations and rules involve significant uncertainties, including with respect to intellectual property protection. Any third parties we rely on in Mainland China may disclose our or our clients’ confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. The legal protections and remedies available in the event of any claims or disputes may be limited and any litigation in Mainland China may be protracted and result in substantial costs and diversion of resources and management attention.
Moreover, our ability to operate in Mainland China may be adversely affected by changes in U.S. and Chinese laws and regulations, such as those related to, among other things, international trade, taxation, intellectual property, currency controls, network security, employee benefits and other matters. For example, the U.S. administration has advocated greater restrictions on trade generally and significant increases on tariffs on certain goods imported into the United States, particularly from Mainland China and has taken steps toward restricting trade in certain goods. China and other countries have retaliated in response to new trade policies, treaties and tariffs implemented by the United States. China has imposed significant tariffs on U.S. imports since 2018. Such trade escalations have had, and may continue to have, an adverse effect on manufacturing and trade levels and specifically, may cause an increase in the cost of goods exported from Asia Pacific and the risks associated with exporting goods from the region. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
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
We are currently a party to various legal and other proceedings. See Part II, Item 1, “Legal Proceedings” of this quarterly report on Form 10-Q. Trends in litigation may include class actions involving consumers, shareholders or employees, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could result in material damages and/or other expenses, which could adversely affect our financial condition and results of operations. We can provide no assurances as to the outcome of any litigation
RISKS RELATED TO TAXATION
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

Our ability to use our Current NOLs in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state taxable income in future years to use the Current NOLs before they expire, we will lose the benefit of the Current NOLs permanently. In addition to the generation of future federal and state taxable income, our ability to use our Current NOLs will depend significantly on our success in identifying suitable acquisition or investment candidates, and once identified, successfully consummating an acquisition of, or investment in these candidates. We have adopted an amendment to our Restated Certificate of Incorporation (the “Protective Amendment”) and a tax benefit preservation plan (“Tax Plan”), each designed to preserve our ability to utilize our NOLs, by preventing an “ownership change” within the meaning of Section 382 that would impair our ability to utilize our NOLs. For more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Benefits Preservation Plan” of the 2021 Annual Report.
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
The Protective Amendment and Tax Plan are intended to deter persons or groups of persons from acquiring beneficial ownership of our Common Stock in excess of the specified limitations, as a way of preventing an “ownership change” and protecting our ability to use our NOLs. For more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Benefits Preservation Plan” of the 2021 Annual Report. Nonetheless, the Protective Amendment and Tax Plan may have an “anti-takeover effect” because they may deter a person or group of persons from acquiring beneficial ownership of 4.99 percent or more of our outstanding common stock or, in the case of a person or group of persons that already own 4.99 percent or more of our outstanding common stock, from acquiring any additional common stock. The Protective Amendment and Tax Plan could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares of common stock.
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
The Company is subject to taxation in the U.S. and foreign jurisdictions. Changes in various tax laws can and do occur. For example, on December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted. The Act made substantial changes to the IRC, some of which could have an adverse effect on our business. Among other things, the Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) limits annual deductions for interest net expense to no more than 30% of our “adjusted taxable income,” plus 100% of our business interest income for the year and (iii) permits a taxpayer to offset only 80% (rather than 100%) of its taxable income with any U.S. NOLs generated for taxable years beginning after 2017. The U.S. Department of the Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. While the U.S. Department of the Treasury has issued some proposed regulations since the enactment of the Act, additional guidance is likely forthcoming.
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
RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK
Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.
Our common stock is currently listed on the Nasdaq Global Select Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On April 28, 2020, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that, for the last 30 consecutive business days, the closing bid price of the Company's common stock has not been maintained at the minimum required closing bid price of at least $1.00 per share as required for continued listing on the Nasdaq Global Select Market pursuant to Listing Rule 5450(a)(1) (the "Minimum Bid Price Rule"). On January 26, 2021, the Company received a letter from Nasdaq notifying it that it had regained full compliance with the Minimum Bid Price Rule, and that the matter was closed. From that date until the date of this quarterly report on Form 10-Q, the closing price per share of the Company’s common stock has fluctuated from a low of $0.92 to a high of $2.45. The Company's continued compliance with the Minimum Bid Price Rule is dependent on the Company's share price and there can be no assurance that Company will continue to satisfy Nasdaq’s minimum financial and other requirements in future periods.
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
As of January 31, 2022, SPH Group Holdings LLC ("SPHG Holdings") and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners, Ltd., owned approximately 30.2% of our outstanding common stock, and a Section 13(d) group made of SPHG Holdings and certain of its affiliates collectively owned 34.8% of our outstanding common stock. Assuming conversion of the Series C Preferred Stock, which vote on an as-converted basis together with our common stock, and 7.50% Convertible Note, which do not vote on an as-converted basis together with our common stock, as of January 31, 2022, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners, Ltd. owned approximately 50.0%, and, when combined with its above-named affiliates, approximately 53.4%, of the outstanding shares of common stock, representing, with respect to the latter group, 49.6% of the voting power.
As a result of this board representation and ownership of our capital stock, SPHG Holdings and its affiliates are able to influence our management and affairs and many matters requiring stockholder approval, including the election of directors, the passage of a tax benefits preservation plan and certain amendments to our organizational documents. In addition, because a business combination, such as a merger or consolidation, requires the affirmative vote of 75% of our outstanding voting stock, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our common stock. SPHG Holdings and its affiliates may also have interests that are different from other shareholders and may vote in a way that may be adverse to our other stockholders' interests, conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of SPHG Holdings and its affiliates. See Note 16 to the condensed consolidated financial statements of this quarterly report on Form 10-Q and Note 21 to the consolidated financial statements of our 2021 Annual Report for additional information.
Members of our Board also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.
Some members of our Board also hold positions with Steel Holdings and its affiliates. Specifically, Warren G. Lichtenstein, our Interim Chief Executive Officer and Executive Chairman of the Board, is affiliated with Steel Holdings and is the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"). Glen Kassan, our Vice Chairman of the Board and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, a director, is the President and a director of Steel Holdings GP. See our 2021 Annual Report for full biographical information for Messrs. Lichtenstein, Kassan and Howard.
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
The transaction, as proposed, is subject to negotiation, and we continue to negotiate the non-binding expression of interest with Steel Holdings. No decision has yet been made with respect to Steel Connect’s response to the expression of interest or any alternatives thereto and we and Steel Holdings have not yet reached a definitive offer to purchase. Any definitive agreement with respect to such transaction is subject to approval by the board of directors of Steel Holdings, the Board and shareholders. Such definitive agreement would be expected to contain customary closing conditions, including standard regulatory notifications and approvals.
As a result, we cannot predict whether the terms of such transaction will be agreed upon by Steel Holdings and the Board's special committee for recommendation to their respective boards of directors, for approval of the transaction or whether any such transactions would be approved by the requisite votes of our shareholders.
We also cannot predict the timing, final structure or other terms of any potential transaction and the terms of any such transaction may differ materially from those originally proposed by Steel Holdings. The pendency of any such proposed transaction may have had and may continue to have an adverse impact on the market price of our common stock. We also cannot reasonably predict the impact that the IWCO Disposition will have on the market’s long-term perception of our value or on our overall valuation, and, in turn, the impact that it may have on a possible acquisitive transaction, if any, with Steel Holdings. In addition, we expect to incur a number of non-recurring, transaction-related costs associated with negotiating the proposed transaction.
Our Board may choose to effect a reverse split of the issued and outstanding shares of our common stock at the ratio of one-for-ten, the effects of which we cannot predict with certainty and which may be materially adverse to the value of your investment in our common stock.
At our Annual Meeting of stockholders held on July 26, 2021, our stockholders approved a reverse split of the issued and outstanding shares of our common stock at the ratio of one-for-ten (the “Reverse Stock Split”). Our board is authorized to determine when to file the necessary amendment to our Restated Certificate of Incorporation for the Reverse Stock Split with the Delaware Secretary of State at any time on or before the 12-month anniversary of stockholder approval thereof. The board may, at its discretion, cause the filing of the amendment to effect the Reverse Stock Split or abandon the amendment and not effect the Reverse Stock Split if it determines that any such action is or is not in the best interests of the Company and its stockholders. The board’s decision as to whether and when to effect the Reverse Stock Split will be based on a number of factors, including market conditions, existing and expected trading prices for our common stock, and the Nasdaq Rules. Upon consummation of the Reverse Stock Split, every ten shares of common stock held by a stockholder at that time will be combined into one share of common stock. The Reverse Stock Split will affect all of our stockholders uniformly and will not affect any stockholder’s percentage ownership interests in the Company or proportionate voting power, except for minor adjustments due to the treatment of fractional shares. No fractional shares will be issued in connection with the Reverse Stock Split.
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
Additionally, at our annual meeting of stockholders held on July 26, 2021, our stockholders approved the amendment to our Restated Certificate of Incorporation to reduce the number of shares of authorized common stock (the “Authorized Shares Reduction”), from 1,400,000,000 to 140,000,000. While our board currently intends to implement the Authorized Shares Reduction to the extent that it implements the Reverse Stock Split, our board reserves its right to elect not to proceed with the Authorized Shares Reduction if it determines, in its sole discretion, following stockholder approval, that this proposal is no longer in the best interests of the Company or its stockholders. Under these circumstances, the Reverse Stock Split could have an anti-takeover effect. A relative increase in the number of our authorized shares of common stock could enable the board to render more difficult or discourage an attempt by a party attempting to obtain control of the Company by tender offer or other means. The issuance of common stock in a public or private sale, merger or similar transaction would increase the number of outstanding shares of common stock entitled to vote, increase the number of votes required to approve a change of control of the Company, and dilute the interest of a party attempting to obtain control of the Company. Any such issuance could deprive stockholders of benefits that could result from an attempt to obtain control of the Company, such as the realization of a premium over the market price that the attempt could cause. Moreover, the issuance of common stock to persons friendly to the board could make it more difficult to remove incumbent officers and directors from office even if the change were favorable to stockholders generally. However, this anti-takeover effect is not the purpose or intent of our board. Even if we were not to implement the Authorized Shares Reduction, we have no present intent to use the relative increase in the number of authorized but unissued shares of our common stock for anti-takeover purposes. We are not aware of any pending or threatened efforts to obtain control of the Company, and the board has no present intent to authorize the issuance of additional shares of common stock to discourage these efforts if they were to arise.
RISKS RELATED TO OUR INDEBTEDNESS
As of January 31, 2022, the carrying value of the debt outstanding was approximately $371.1 million, which was comprised of $361.0 million outstanding on the Cerberus Term Loan and $10.1 million outstanding on a 7.50% Senior Convertible Notes due March 1, 2024. The Cerberus Term Loan balance was extinguished upon the IWCO Direct Disposal. We had no balances outstanding under our MidCap Credit Agreement as of January 31, 2022, and as of the date of this Quarterly Report on Form 10-Q, we have no balances outstanding under our Umpqua Revolver.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Although, following the IWCO Direct Disposal, our only outstanding debt is under our 7.50% Senior Convertible Notes (we had no debt outstanding under our MidCap Credit Agreement when we terminated it and we currently have no debt outstanding under our Umpqua Revolver), indebtedness we incur in the future could have important consequences for us and our stockholders. For more information, see Part II, Item 5, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Financing Arrangements” of this Quarterly Report on Form 10-Q.
Debt agreements we enter into in the future could require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and acquisitions, and for other general corporate purposes. In addition, such indebtedness could:
•increase our vulnerability to adverse economic and competitive pressures in our industry;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•limit our ability to borrow additional funds on terms that are acceptable to us or at all.
Such future debt agreements could also contain affirmative and negative covenants, including with regard to specified financial covenants, which limit and restrict our operations and may hamper our ability to engage in activities that may be in our long-term best interests. Events beyond our control could affect our ability to meet these and other covenants under the debt agreements. Our failure to comply with those covenants and other obligations under the debt agreements may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of future indebtedness. This could have serious consequences to our financial condition, operating results and business, and could cause us to become insolvent or enter into bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of the creditors on the assets.
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
GENERAL RISK FACTORS
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement; Item 1.02 Termination of a Material Definitive Agreement.
On March 16, 2022, ModusLink, as borrower, and certain of its subsidiaries as guarantors (the "Umpqua Guarantors"), entered into a revolving credit agreement (the "Umpqua Credit Agreement"), with Umpqua Bank, as lender ("Umpqua"). The Umpqua Credit Agreement, which expires on March 16, 2024, provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit. Amounts borrowed under the Umpqua Credit Agreement are due and payable, together with all unpaid interest, fees and other obligations, on March 16, 2024.
Generally, borrowings under the Umpqua Credit Agreement bear interest at a rate per annum equal to the Prime Rate (as defined in the Umpqua Credit Agreement) or at SOFR plus 2.50%, as selected by ModusLink at the time of borrowing. In addition to paying interest on outstanding principal under the Umpqua Credit Agreement, ModusLink is required to pay an unused line fee of 0.10% per annum. ModusLink is also required to pay a customary letter of credit fee for each commercial letter of credit equal to the greatest of (A) $120 and (B) the 1.00% times the daily maximum amount available to be drawn under such letter of credit, and a letter of credit fee for each standby letter of credit equal to the greater of (A) $250 and (B) 1.00% times the daily maximum amount available to be drawn under such letter of credit during the succeeding three months.
Obligations under the Umpqua Credit Agreement are guaranteed by the Umpqua Guarantors, and the Umpqua Credit Agreement is secured by security interests in substantially all of the assets of ModusLink and the Umpqua Guarantors, including a pledge of all of the equity interests of each subsidiary of ModusLink. Steel Connect, Inc. is not a borrower or a guarantor under the Umpqua Credit Agreement.
The Umpqua Credit Agreement includes certain representations and warranties of ModusLink, as well as events of default and certain affirmative and negative covenants that are customary for credit agreements of this type. These covenants include restrictions on borrowings, investments and dispositions by ModusLink, as well as limitations on ModusLink's ability to make certain distributions and to enter into transactions with affiliates. The Umpqua Credit Agreement requires compliance with certain financial covenants providing for the maintenance of a minimum fixed charge coverage ratio, a minimum adjusted tangible net worth and a maximum cash flow leverage ratio, all as more fully described in the Umpqua Credit Agreement.
The foregoing description of the Umpqua Revolver does not purport to be complete and is qualified in its entirety by reference to the full text of the Umpqua Revolver, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Concurrent with signing the Umpqua Credit Agreement, ModusLink submitted a notice of termination to MidCap for its MidCap Credit Agreement, which was set to expire on December 31, 2022.
For more information, see Part II, Item 5, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Financing Arrangements” of this Quarterly Report on Form 10-Q and “Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Financing Arrangements—MidCap Credit Facility.”

Item 6. Exhibits.

Exhibit Number	Description

10.1
Transaction Agreement, dated February 25, 2022, between IWCO Direct Holdings, Inc., Cerberus Business Finance, LLC, the lenders and participating lender purchasers party thereto, Steel Connect, Inc., SPH Group Holdings LLC and Instant Web Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2022).

10.2*#	Credit Agreement dated as of March 16, 2022 between ModusLink Corporation, as borrower, and Umpqua Bank, as Lender

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended January 31, 2022 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2022 and July 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2022 and 2021 (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended January 31, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three and six months ended January 31, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three and six months ended January 31, 2022 and 2021 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
±    Furnished herewith.
#     Schedules and exhibits have been omitted pursuant to Item 601 (a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: March 17, 2022	By:	/S/ JASON WONG
Jason Wong
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)