Form 10-Q
period 2022-04-30
Steel Connect, Inc.
filed 2022-06-14
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
(914) 461-1276
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
_______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	STCN	Nasdaq Capital Market
Rights to Purchase Series D Junior Participating Preferred Stock	--	Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 8, 2022, there were 60,398,784 shares issued and outstanding of the registrant’s Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 30, 2022	July 31, 2021
	(unaudited)
ASSETS
Cash and cash equivalents	$49,914	$58,117
Accounts receivable, trade, net of allowance for doubtful accounts of $44 and $49 at April 30, 2022 and July 31, 2021, respectively	43,932	36,547
Inventories, net	9,837	9,043
Funds held for clients	7,580	8,212
Prepaid expenses and other current assets	4,331	4,958
Current assets of discontinued operations	—	96,522
Total current assets	115,594	213,399
Property and equipment, net	3,768	4,616
Operating lease right-of-use assets	21,814	18,253
Other assets	6,123	5,692
Long-term assets of discontinued operations	—	434,421
Total assets	$147,299	$676,381
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
Accounts payable	$32,355	$29,829
Accrued expenses	29,406	32,653
Funds held for clients	7,580	8,212
Current lease obligations	7,613	9,643
Other current liabilities	15,208	14,264
Current liabilities of discontinued operations	—	123,392
Total current liabilities	92,162	217,993
Convertible note payable	10,572	9,343
Long-term lease obligations	14,119	8,719
Other long-term liabilities	4,693	3,863
Long-term liabilities of discontinued operations	—	395,071
Total long-term liabilities	29,384	416,996
Total liabilities	121,546	634,989
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at April 30, 2022 and July 31, 2021	35,180	35,180
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at April 30, 2022 and July 31, 2021; zero shares issued and outstanding at April 30, 2022 and July 31, 2021	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,398,784 issued and outstanding shares at April 30, 2022; 63,099,496 issued and outstanding shares at July 31, 2021	604	632
Additional paid-in capital	7,479,185	7,478,638
Accumulated deficit	(7,494,102)	(7,480,220)
Accumulated other comprehensive income	4,886	7,162
Total stockholders' (deficit) equity	(9,427)	6,212
Total liabilities, contingently redeemable preferred stock and stockholders' (deficit) equity	$147,299	$676,381
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net revenue	$51,548	$49,434	$150,223	$178,552
Cost of revenue	42,303	39,531	120,672	139,262
Gross profit	9,245	9,903	29,551	39,290
Operating expenses:
Selling, general and administrative	9,214	12,417	28,899	36,754
Total operating expenses	9,214	12,417	28,899	36,754
Operating income (loss)	31	(2,514)	652	2,536
Other income (expense):
Interest income	3	1	9	10
Interest expense	(848)	(619)	(2,359)	(1,913)
Other gains (losses), net	2,151	153	1,605	(3,990)
Total other income (expense), net	1,306	(465)	(745)	(5,893)
Income (loss) from continuing operations before income taxes	1,337	(2,979)	(93)	(3,357)
Income tax expense	11,032	6,315	12,070	8,124
Loss from continuing operations, after income taxes	(9,695)	(9,294)	(12,163)	(11,481)
Income (loss) from discontinued operations, net of tax	39,895	(18,335)	(108)	(21,895)
Net income (loss)	30,200	(27,629)	(12,271)	(33,376)
Less: Preferred dividends on redeemable preferred stock	(537)	(519)	(1,611)	(1,586)
Net income (loss) attributable to common stockholders	$29,663	$(28,148)	$(13,882)	$(34,962)

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$(0.17)	$(0.16)	$(0.23)	$(0.21)
Discontinued operations	$0.67	$(0.29)	$0.00	$(0.35)
Total income (loss) per share	$0.50	$(0.45)	$(0.23)	$(0.56)

Weighted average common shares used in:
Basic and diluted earnings (loss) per share	59,853	62,263	59,961	61,898
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net income (loss)	$30,200	$(27,629)	$(12,271)	$(33,376)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,461)	(112)	(2,276)	5,281
Total other comprehensive (loss) income	(2,461)	(112)	(2,276)	5,281
Comprehensive income (loss)	$27,739	$(27,741)	$(14,547)	$(28,095)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at January 31, 2022	60,457,720	$605	$7,479,073	$(7,523,765)	$7,347	$(36,740)
Net income	—	—	—	30,200	—	30,200
Preferred dividends	—	—	—	(537)	—	(537)
Restricted stock grants	141,064	1	(1)	—	—	—
Restricted stock forfeitures	(200,000)	(2)	2	—	—	—
Share-based compensation	—	—	111	—	—	111
Other comprehensive items	—	—	—	—	(2,461)	(2,461)
Balance at April 30, 2022	60,398,784	$604	$7,479,185	$(7,494,102)	$4,886	$(9,427)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 31, 2021	63,000,314	$630	$7,478,395	$(7,440,514)	$9,236	$47,747
Net loss	—	—	—	(27,629)	—	(27,629)
Preferred dividends	—	—	—	(519)	—	(519)
Issuance of common stock pursuant to employee stock purchase plan	362	—	—	—	—	—
Restricted stock grants	95,718	1	(1)	—	—	—
Share-based compensation	—	—	97	—	—	97
Other comprehensive items	—	—	—	—	(112)	(112)
Balance at April 30, 2021	63,096,394	$631	$7,478,491	$(7,468,662)	$9,124	$19,584

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at July 31, 2021	63,099,496	$632	$7,478,638	$(7,480,220)	$7,162	$6,212
Net loss	—	—	—	(12,271)	—	(12,271)
Preferred dividends	—	—	—	(1,611)	—	(1,611)
Issuance of common stock pursuant to employee stock purchase plan	499	—	—	—	—	—
Restricted stock grants	348,789	3	(3)	—	—	—
Restricted stock forfeitures	(3,050,000)	(31)	31	—	—	—
Share-based compensation	—	—	519	—	—	519
Other comprehensive items	—	—	—	—	(2,276)	(2,276)
Balance at April 30, 2022	60,398,784	$604	$7,479,185	$(7,494,102)	$4,886	$(9,427)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at July 31, 2020	62,787,919	$628	$7,478,047	$(7,433,700)	$3,843	$48,818
Net loss	—	—	—	(33,376)	—	(33,376)
Preferred dividends	—	—	—	(1,586)	—	(1,586)
Issuance of common stock pursuant to employee stock purchase plan	8,792	—	4	—	—	4
Restricted stock grants	332,578	3	(3)	—	—	—
Restricted stock forfeitures	(32,895)	—	—	—	—	—
Share-based compensation	—	—	443	—	—	443
Other comprehensive items	—	—	—	—	5,281	5,281
Balance at April 30, 2021	63,096,394	$631	$7,478,491	$(7,468,662)	$9,124	$19,584

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,271)	$(33,376)
Loss from discontinued operations, net of tax	108	21,895
Loss from continuing operations	(12,163)	(11,481)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation	1,698	2,620
Amortization of deferred financing costs	102	103
Accretion of debt discount	1,229	930
Share-based compensation	519	443
Non-cash lease expense	7,083	7,505
Other (gains) losses, net	(1,605)	5,605
Changes in operating assets and liabilities:
Accounts receivable, net	(8,786)	14,247
Inventories, net	(1,291)	1,671
Prepaid expenses and other current assets	240	37
Accounts payable and accrued expenses	2,076	(20,556)
Refundable and accrued income taxes, net	142	11,458
Other assets and liabilities	5,489	(17,545)
Net cash used in operating activities of continuing operations	(5,267)	(4,963)
Cash flows from investing activities:
Additions of property and equipment	(1,142)	(902)
Proceeds from the disposition of property and equipment	—	69
Net cash used in investing activities of continuing operations	(1,142)	(833)
Cash flows from financing activities:
Preferred dividend payments	(1,598)	(1,586)
Repayments on capital lease obligations	(54)	(52)
Proceeds from issuance of common stock	—	4
Net cash used in financing activities of continuing operations	(1,652)	(1,634)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(774)	746
Net decrease in cash, cash equivalents and restricted cash	(8,835)	(6,684)
Cash, cash equivalents and restricted cash, beginning of period	66,329	77,071
Cash, cash equivalents and restricted cash, end of period	$57,494	$70,387

Cash and cash equivalents of continuing operations, end of period	$49,914	$61,990
Funds held for clients, end of period	7,580	8,397
Cash, cash equivalents and restricted cash, end of period	$57,494	$70,387

Cash flows from discontinued operations:
Operating activities	$(6,738)	$25,975
Investing activities	625	(1,812)
Financing activities	4,230	(6,142)
Net cash (used in) provided by discontinued operations	$(1,883)	$18,021

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)NATURE OF OPERATIONS
Steel Connect, Inc., (the “Company”) is a holding company which operates through its wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain").
ModusLink Corporation provides digital and physical supply chain solutions to many of the world's leading brands across a diverse range of industries, including consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, medical devices, retail and luxury and connected devices. With a global footprint spanning North America, Europe and the Asia Pacific, ModusLink’s solutions and services are designed to improve end-to-end supply chains in order to drive growth, lower costs, and improve profitability.

Disposition of IWCO Direct

On February 25, 2022, the Company entered into a transaction agreement (the “Transaction Agreement”) with (a) IWCO Direct Holding Inc. (''IWCO Direct" or "Direct Marketing") and its indirect subsidiaries, (b) Cerberus Business Finance, LLC, in its capacities as collateral agent and administrative agent under a financing agreement (in such capacities, the “Agent”), dated as of December 15, 2017, between IWCO Direct, IWCO Direct’s direct and indirect subsidiaries, the Agent and the lenders party thereto (the “Lenders”) (the “Financing Agreement”), (c) the Lenders, (d) the Lenders or their respective designees listed on the signature pages to the Transaction Agreement under the caption “Participating Lender Purchasers” (the “Participating Lender Purchasers”), (e) SPH Group Holdings LLC (the “Sponsor”) and (f) Instant Web Holdings, LLC (the “Buyer”), an entity owned by the Participating Lender Purchasers. On the Effective Date (as defined in the Transaction Agreement) and pursuant to the terms of the Transaction Agreement, the Company transferred all of its interests in IWCO Direct to the Buyer as part of a negotiated restructuring of the capital structure and certain financial obligations of IWCO Direct under the Financing Agreement as contemplated by the Transaction Agreement. See Notes 2 and 4 for further details regarding the disposition of IWCO Direct.

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

As of April 30, 2022, these resources include current cash and cash equivalents, and ModusLink's credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. There was no balance outstanding on the Umpqua Revolver as of April 30, 2022. See Note 9 for further details regarding the Umpqua Revolver.
As of April 30, 2022 and July 31, 2021, the Company had cash and cash equivalents of $49.9 million and $58.1 million, respectively. As of April 30, 2022, the Company had a working capital surplus of $23.4 million.
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

Recently, an outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. In April and May 2022, there were further temporary lockdown orders which impacted several ModusLink facilities in China; however, ModusLink was able to resume operations on May 5, 2022 at one site and at another site on May 31, 2022. As of the filing of this quarterly report on Form 10-Q, all of ModusLink’s facilities were open and operating at or near capacity. The lockdowns in China have not had a significant impact to ModusLink’s operations through the filing of this quarterly report on Form 10-Q. If the situation continues at this level or worsens, however, it could result in a potential adverse impact on our business, results of operations and financial condition. We will evaluate further actions if circumstances warrant.

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

Additionally, against the backdrop of the reduction in IWCO Direct's business, the Company held extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361.3 million outstanding as of January 31, 2022 that was to mature in December 2022. These discussions ultimately resulted in the disposition of IWCO Direct. For more information, see “Disposition of IWCO Direct” above and Notes 2 and 4 below. We continue our focus on cash management and liquidity, which includes aggressive working capital management.

We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include, the continued disruption to the demand for our businesses' products and services; disruptions in or closures of our business operations or those of our customers or suppliers; the impact of the global business and economic environment on liquidity and the availability of capital; increased costs and delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in the fiscal year ending July 31, 2022 and beyond is difficult to predict and will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; the extent and severity of the impact on our customers and suppliers; and U.S. and foreign government actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

Proposed Merger with Steel Holdings

On November 19, 2020, the Company's Board of Directors (the "Board") received a preliminary, non-binding expression of interest (the "Expression of Interest") from Steel Partners Holdings L.P. ("Steel Holdings") to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates for a combination of cash and Steel Holdings 6% Series A Preferred Units, which would imply a value per share of common stock in the range of $0.65 to $0.72 per share. The Board has established a special committee comprised solely of independent directors (the "Acquisition Proposal Special Committee") authorized to retain independent legal and financial advisors and to review, evaluate, negotiate and approve or disapprove the Expression of Interest, and to explore alternative strategies or transactions. The Acquisition Proposal Special Committee announced on January 11, 2021 that it had retained financial advisors and legal counsel. As set forth in the Expression of Interest, the proposed transaction will be subject to the approval of the Acquisition Proposal Special Committee, as well as a non-waivable condition requiring approval of a majority of the outstanding shares of common stock of the Company not owned by Steel Holdings and its affiliates and related parties. The Board resolutions establishing the Acquisition Proposal Special Committee expressly provide that the Board will not approve the proposed transaction contemplated by the Expression of Interest or any alternative thereto without a prior favorable recommendation by the Acquisition Proposal Special Committee.

On March 24, 2022, Steel Holdings delivered a revised expression of interest to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates (the “Enhanced Proposal”) to the Acquisition Proposal Special Committee, which altered and increased the consideration proposed in its November 19, 2020 proposal. Under the Enhanced Proposal, the stockholders of the Company would receive cash consideration of $1.30 per share, representing a premium of approximately 10% over the closing price of the Company’s common stock on March 23, 2022 and about an 83% premium over the closing share price on November 18, 2020.

On May 27, 2022, Steel Holdings communicated a further revised expression of interest (the “Further Enhanced Proposal”) to the Acquisition Proposal Special Committee, which altered and increased the consideration proposed in the Enhanced Proposal. Under the Further Enhanced Proposal, the stockholders of the Company would receive both (a) cash consideration of $1.35 per share, representing a premium of approximately 12.5% over the closing price of the Company’s common stock on May 31, 2022 and a premium of approximately 92.8% over the closing share price of the Company’s common stock on November 18, 2020, and (b) a contingent value right to receive their pro rata share of proceeds, to the extent such proceeds exceed $80 million, if ModusLink were to be sold during the 2 years period following completion of the proposed combination of Steel Holdings and the Company.

On June 12, 2022, the Company, Steel Holdings and SP Merger Sub, Inc., a wholly-owned subsidiary of Steel Holdings (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Steel Holdings. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by the Company, Steel Holdings or any of their respective subsidiaries) will, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest and (ii) one contingent value right to receive a pro rata share of the proceeds received by the Company, Steel Holdings or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within 2 years of the Merger’s closing date, to the extent such proceeds exceed $80 million plus certain related costs and expenses. Steel Holdings and certain of its affiliates have also entered into a Voting and Support Agreement pursuant to which, among other things, they have agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company's board of directors (acting on the recommendation of the Special Committee).

The Merger Agreement includes a "go-shop" period that expires at 11:59 p.m. Eastern time on July 12, 2022, during which the Company may actively solicit and consider alternative acquisition proposals.

The closing of the Merger is conditioned upon receipt of approval of the Merger from (i) the holders of a majority in voting power of the outstanding shares of common stock and Series C Preferred Stock of the Company (voting on an as converted to shares of common stock basis), voting together as a single class, (ii) a majority of the outstanding shares of common stock of the Company not owned, directly or indirectly, by Steel Holdings and its affiliates and related parties, and any other officers or directors of the Company and (iii) the holders of a majority of the outstanding shares of Series C Preferred Stock of the Company, voting as a separate class, as well as other customary closing conditions. Accordingly, there can be no assurance that the Company will be able to complete the Merger on the expected timeline or at all. See “Part II, Item 1A. Risk Factors” included in this quarterly report on Form 10-Q.

The board of directors of the Company (the “Company Board”), acting on the unanimous recommendation of the special committee of the Company Board (the “Special Committee”), and the Board of Directors of Steel Partner Holdings GP Inc., the general partner of Steel Holdings, approved the Merger Agreement and the transactions contemplated by the Merger Agreement (such transactions, collectively, the “Transactions”) and resolved to recommend the stockholders adopt the Merger Agreement and approve the Transactions. The Special Committee, which is comprised solely of independent and disinterested directors of the Company who are unaffiliated with Steel Holdings, exclusively negotiated the terms of the Merger Agreement with Steel Holdings, with the assistance of its independent financial and legal advisors.

Subject to the satisfaction of all of the conditions to closing, including the receipt of the separate stockholder approvals, the Merger is expected to close in the second half of 2022.
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2021 (Fiscal Year 2021), which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 29, 2021, as amended on November 30, 2021 (the "2021 Annual Report'). The results for the nine months ended April 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the nine months ended April 30, 2022, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
Discontinued operations
As discussed in Note 1, on February 25, 2022, the Company completed its disposition of IWCO Direct. The results of IWCO Direct are reclassified as discontinued operations for all periods presented. Additionally, the related assets and liabilities associated with the discontinued operations in the prior year condensed consolidated balance sheet are classified as discontinued operations.
All references made to financial data in this quarterly report on Form 10-Q are to the Company's continuing operations, unless otherwise specifically noted.
Reclassification
On the statement of cash flows for the nine months ended April 30, 2021, the Company reclassified the non-cash portion of lease expense which totaled $7.5 million from Other Assets and Liabilities to Non-cash Lease Expense. This reclassification was made to prior year balances to conform with current reporting and had no impact on net loss or stockholder's equity.
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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, respectively (collectively, "Topic 848”). Topic 848 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by Topic 848 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted this standard after LIBOR was discontinued on December 31, 2021. The adoption of this standard did not materially impact the Company's condensed consolidated financial statements as the Company did not have any hedging relationships or transactions impacted by the discontinuance of LIBOR.
Accounting Standards Issued and Not Yet Implemented

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which was further updated and clarified by the FASB through issuance of additional related ASUs. This guidance requires measurement and recognition of expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU will be effective for the Company beginning in the first quarter of the fiscal year ending July 31, 2024 on a modified retrospective basis, which requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This guidance is effective for all entities for annual periods beginning after December 15, 2021 and early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

(4)DISCONTINUED OPERATIONS

As discussed in Note 1, on February 25, 2022 (the "Disposal Date"), the Company completed the disposition of IWCO Direct. The Company received no cash consideration for the disposition (the entire transaction being referred to as the “IWCO Direct Disposal”). As of the Disposal Date and subject to the terms and conditions of the Transaction Agreement, the parties entered into certain mutual releases as fully set forth in the Transaction Agreement. In addition, as part of the overall transaction, the Buyer issued a note in the principal amount of $6.9 million payable to the Company as consideration for intercompany obligations owed by IWCO Direct to the Company (the “Subordinated Note”). The Subordinated Note is subordinated to the obligations under the Financing Agreement (including any amendments or other modifications thereto) and matures on the date that is the earlier of (a) the later of (i) August 25, 2027 and (ii) the date that is six months after the maturity of the Financing Agreement, and (b) the date that is six months after repayment in full of the obligations under the Financing Agreement. Due to the subordinated nature of the Subordinated Note and the assessment of collectability, the Company determined the fair value of the Subordinated Note was zero. The foregoing description of the Transaction Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Transaction Agreement, a copy of which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

The Company deconsolidated IWCO Direct as of the Disposal Date as the Company no longer held a controlling financial interest in IWCO Direct as of that date. The Company did not have any amounts included in accumulated other comprehensive loss associated with IWCO Direct at the time of deconsolidation. The disposal of IWCO Direct represents a strategic shift to exit the direct marketing business and its results are reported as discontinued operations for all periods presented.

The statement of operations data for IWCO Direct presented in the table below only include its financial results in periods prior to the Disposal Date. As a result the prior period results presented below may not be comparable to the current period.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Net revenue	$18,167	$102,351	$165,542	$299,214
Cost of revenue	17,894	80,007	156,697	229,939
Gross profit	273	22,344	8,845	69,275
Operating expenses:
Selling, general and administrative	4,517	8,988	30,744	33,319
Amortization of intangible assets	1,218	4,182	9,303	16,076
Impairment of goodwill(a)	—	25,658	—	25,658
Total operating expenses	5,735	38,828	40,047	75,053
Operating loss	(5,462)	(16,484)	(31,202)	(5,778)
Other income (expense):
Gain upon deconsolidation of IWCO Direct	38,043	—	38,043	—
Interest income	—	—	—	3
Interest expense	(1,848)	(7,145)	(16,111)	(21,491)
Other losses, net	—	(1)	—	(38)
Total other expense, net	36,195	(7,146)	21,932	(21,526)
Loss from operations of discontinued operations before income taxes	30,733	(23,630)	(9,270)	(27,304)
Income tax benefit	(9,162)	(5,295)	(9,162)	(5,409)
Income (loss) from discontinued operations, net of tax	$39,895	$(18,335)	$(108)	$(21,895)

(a) During the three months ended April 30, 2021, the Company recorded a pre-tax goodwill impairment charge of $25,658 for the Direct Marketing reporting unit due to a decline in IWCO Direct’s fair value as a result of customer exits and decreasing demand for direct marketing products.

The major classes of assets and liabilities included in discontinued operations related to IWCO Direct are presented in the table below.

July 31, 2021
(in thousands)
ASSETS
Cash and cash equivalents	$38,814
Accounts receivable, trade, net	33,258
Inventories, net	7,186
Other current assets	17,264
Current assets of discontinued operations	$96,522

Property and equipment, net	54,247
Goodwill	231,470
Other intangible assets, net	115,005
Operating lease right-of-use assets	32,583
Other assets	1,116
Long-term assets of discontinued operations	$434,421

LIABILITIES
Accounts payable	$25,688
Accrued expenses	74,218
Current lease obligations	4,047
Current portion of long-term debt	5,602
Other current liabilities	13,837
Current liabilities of discontinued operations	$123,392

Long-term debt, net of current portion	358,189
Lease obligations	30,207
Other long-term liabilities	6,675
Long-term liabilities of discontinued operations	$395,071

(5)INVENTORIES, NET

The table below presents the components of Inventories, net:

	April 30, 2022	July 31, 2021
	(In thousands)
Raw materials	$8,709	$8,299
Work-in-process	237	76
Finished goods	891	668
	$9,837	$9,043
(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	April 30, 2022	July 31, 2021
Accrued Expenses	(In thousands)
Accrued taxes	$3,631	$3,686
Accrued compensation	6,444	7,163
Accrued audit, tax and legal	2,753	3,147
Accrued contract labor	939	930
Accrued other	15,639	17,727
	$29,406	$32,653

	April 30, 2022	July 31, 2021
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$10,295	$10,295
Other	4,913	3,969
	$15,208	$14,264
As of both April 30, 2022 and July 31, 2021, the Company had accrued pricing liabilities of approximately $10.3 million. As previously reported by the Company, several adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of April 30, 2022 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.
(7)RESTRUCTURING

ModusLink Restructuring Activities

During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were incurred during the fiscal year ended July 31, 2021 and were     composed of employee termination costs. In November 2021, ModusLink amended its strategic plan to include reorganizing its supply chain operations and recorded a restructuring charge of approximately $0.9 million during the three months ended January 31, 2022.

The table below summarizes restructuring charges in the statements of operations for employee termination costs:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(In thousands)
Cost of revenue	$(16)	$22	$664	$22
Selling, general and administrative	134	(322)	310	896
	$118	$(300)	$974	$918

IWCO Direct's restructuring charges have been reclassified to discontinued operations as a result of the IWCO Direct Disposal.

Changes to the restructuring liability during the nine months ended April 30, 2022 were as follows:

(In thousands)
Balance as of July 31, 2021	$1,059
Costs incurred	974
Cash payments	(1,385)
Change in estimates	(88)
Balance as of April 30, 2022	$560

(8)LEASES
The table below presents the components of the Company's lease expense:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost	$2,596	$2,601	$7,569	$7,963
Short-term lease expense	482	451	1,221	1,254
Variable lease cost	4	(9)	20	10
Interest on finance lease liabilities	1	1	2	4
	$3,083	$3,044	$8,812	$9,231
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Nine Months Ended April 30,
	2022	2021
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$7,450	$8,001
Operating cash flows from finance leases	$2	$4
Financing cash flows from finance leases	$54	$52
(9)DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	April 30, 2022	July 31, 2021
	(In thousands)
Unsecured
7.50% Convertible Senior Note due March 1, 2024	$14,940	$14,940
Credit Facilities
Umpqua Revolver	—	—
Less: unamortized discounts and issuance costs (a)	(4,459)	(5,793)
Total debt, net	$10,481	$9,147
(a) Amounts include deferred debt issuance costs related to credit facilities of $91 thousand and $196 thousand as of April 30, 2022 and July 31, 2021, respectively, which are presented in Other Assets.
7.50% Convertible Senior Note
On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the maturity date of the SPHG Note, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of April 30, 2022, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of April 30, 2022, the remaining period over which the unamortized discount will be amortized is 22 months. As of April 30, 2022 and July 31, 2021, the net carrying value of the SPHG Note was $10.6 million and $9.3 million, respectively. The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%. The following tables reflect the components of the SPHG Note:

			April 30, 2022	July 31, 2021
			(In thousands)
Carrying amount of equity component			$8,200	$8,200

Principal amount of note			$14,940	$14,940
Unamortized debt discount			(4,368)	(5,597)
Net carrying amount			$10,572	$9,343

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(In thousands)
Interest expense related to contractual interest coupon	$277	$287	$849	$573
Interest expense related to accretion of the discount	429	313	1,229	930
	$706	$600	$2,078	$1,503
Umpqua Revolver
On March 16, 2022, ModusLink, as borrower, entered into a new credit agreement with Umpqua Bank (the "Umpqua Revolver"), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. Concurrent with signing the Umpqua Revolver ModusLink submitted a notice of termination to MidCap Financial Trust for its $12.5 million revolving credit facility (the “MidCap Credit Facility”), which was set to expire on December 31, 2022. There was no balance outstanding on the Midcap

Credit Facility at the time of its termination. ModusLink believes it will remain in compliance with the Umpqua Revolver’s covenants for at least the next twelve months. As of April 30, 2022, ModusLink had available borrowing capacity of $12.2 million and there was no balance outstanding on the Umpqua Revolver.
Cerberus Term Loan
On February 25, 2022, Company transferred all of its interests in IWCO Direct to the Buyer as part of a negotiated restructuring of the capital structure and certain financial obligations of IWCO Direct, including the Cerberus Term Loan which, were derecognized upon deconsolidation. See Notes 1, 2 and 4 for more details regarding the IWCO Direct Disposal.
(10)CONTINGENCIES
On April 13, 2018, a purported stockholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery ("Chancery Court"). The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. ("Handy & Harman") and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a special committee consisting of the independent members of the Board (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the special committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted stockholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed.
On August 13, 2021, the Company, together with certain of its current and former directors of the Board, Warren Lichtenstein, Glen Kassan, William Fejes, Jr., Jack Howard, Jeffrey Fenton and Jeffrey Wald, as well as other named defendants (collectively, the “Defendants”), entered into a memorandum of understanding (the “MOU”) with Donald Reith (the “Plaintiff”) in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. Pursuant to the MOU, the Defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to the Company $2.75 million in cash. The payment will be paid into an escrow account within 14 business days of the later of (i) the entry of the scheduling order in connection with the stipulation of the settlement; or (ii) the date on which Plaintiff’s counsel provides to the Defendants’ counsel written payment and wire instructions.
Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate of 3.3 million shares, which they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. Such amounts are to be adjusted to give effect to the one-for-ten reverse stock split voted on by the Company’s stockholders at the annual meeting on July 26, 2021 (if such reverse stock split is effected prior to the surrender of such shares). The surrenders and cancellations will be completed no later than seven calendar days following final approval of the settlement by the court and the exhaustion of any appeals therefrom or the expiration of time to appeal. On August 17, 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under their respective Surrender Agreements and all such shares were subsequently cancelled. Pursuant to the MOU, the Company has also agreed to pay the Plaintiff’s counsel legal fees for this matter.

On February 18, 2022, the parties filed a Stipulation of Settlement, proposed notice to stockholders, proposed scheduling order, and proposed form of final judgment (collectively, the “Stipulation”), setting forth the settlement terms previously set forth in the MOU. On March 17, 2022, the Chancery Court granted, with modifications, a scheduling order (the “Scheduling Order”) in connection with the Stipulation. Pursuant to the Scheduling Order, during April 2022 the insurers completed the wiring of the settlement payments into an account jointly controlled by counsel for the Plaintiff and the Company, where the funds are to remain until final court approval of the settlement. In addition, the Stipulation reflects the parties’ agreement that the amount of the legal fees for which Plaintiff's counsel would apply, and that the Company would pay if approved by the court, would be $2.05 million. The settlement requires court approval, and there can be no assurances that such approval will be granted. Per the Scheduling Order, a settlement hearing is currently scheduled for August 12, 2022, prior to which time the parties may file additional settlement papers. The settlement also provides that the Company will pay the legal fees and costs of Plaintiff's counsel of $2.05 million, subject to court approval of that payment, after the Company receives the settlement amount of $2.75 million from the account described above.
(11)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue of the Supply Chain reportable segment.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$51,123	$48,906	$148,783	$177,035
Other	425	528	1,440	1,517
	$51,548	$49,434	$150,223	$178,552
Timing of Revenue Recognition
Services transferred over time	51,548	49,434	150,223	178,552
	$51,548	$49,434	$150,223	$178,552
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
•Contract asset when the Company recognizes revenue based on efforts expended but the right to such amount is conditional upon satisfaction of another performance obligation. Contract assets are primarily comprised of fees related to supply chain management services. The Company's contract assets are all short-term in nature and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets.
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

The table below presents information for the Company's contract balances:

	April 30, 2022	July 31, 2021
	(In thousands)
Accounts receivable, trade, net	$43,932	$36,547
Contract assets	$498	$627

Deferred revenue - current	$3,099	$2,212
Deferred revenue - long-term	130	108
Total deferred revenue	$3,229	$2,320
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the nine months ended April 30, 2022 and April 30, 2021 were as follows:

	Nine Months Ended April 30,
	2022	2021
	(In thousands)
Balance at beginning of period	$2,320	$2,464
Deferral of revenue	2,049	1,959
Recognition of deferred amounts upon satisfaction of performance obligation	(1,140)	(1,924)
Balance at end of period	$3,229	$2,499
We expect to recognize approximately $3.1 million of deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(12)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the nine months ended April 30, 2022, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. Income tax expense for the third quarter increased $4.7 million as compared to the same period in the prior year and for the nine months increased $3.9 million as compared to the same period in the prior year. These changes are primarily due to the income tax expense associated with an increase in the valuation allowance recorded on deferred tax assets as a result of the IWCO disposal during the three months ended April 30, 2022. As of April 30, 2022 and July 31, 2021, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.8 million and $0.7 million, respectively.
Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of April 30, 2022 and July 31, 2021, the liabilities for interest expense related to uncertain tax positions were $0.1 million and $0.1 million, respectively. The Company has accrued $0.1 million for penalties related to income tax positions. The Company does not expect of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2018 through July 31, 2021. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2013 through 2020 tax years remain subject to examination in most locations, while in Asia the Company's 2009 through 2020 tax years remain subject to examination in most locations.

(13)LOSS PER SHARE
The following table reconciles loss per share for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Reconciliation of net income (loss) to net income (loss) attributable to common stockholders after assumed conversions:
Net income (loss)	$30,200	$(27,629)	$(12,271)	$(33,376)
Less: Preferred dividends on redeemable preferred stock	(537)	(519)	(1,611)	(1,586)
Net income (loss) attributable to common stockholders	29,663	(28,148)	(13,882)	(34,962)

Net income (loss) attributable to common stockholders:
Continuing operations, net of tax	$(10,232)	$(9,813)	$(13,774)	$(13,067)
Discontinued operations, net of tax	39,895	(18,335)	(108)	(21,895)
Net income (loss) attributable to common stockholders	$29,663	$(28,148)	$(13,882)	$(34,962)

Weighted average common shares outstanding	59,853	62,263	59,961	61,898
Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$(0.17)	$(0.16)	$(0.23)	$(0.21)
Discontinued operations, net of tax	$0.67	$(0.29)	$—	$(0.35)
Net income (loss) attributable to common stockholders	$0.50	$(0.45)	$(0.23)	$(0.56)
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
For the three months ended April 30, 2022, approximately 24.2 million common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive. For three months ended April 30, 2021, approximately 24.2 million common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
For each of the nine months ended April 30, 2022 and 2021, approximately 24.2 million and 24.3 million, respectively, common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
(14)COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2021	$9,762	$(2,600)	$7,162
Foreign currency translation adjustment	(2,276)	—	(2,276)
Net current-period other comprehensive income	(2,276)	—	(2,276)
Accumulated other comprehensive income (loss) as of April 30, 2022	$7,486	$(2,600)	$4,886

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2020	$5,025	$(1,182)	$3,843
Foreign currency translation adjustment	5,281	—	5,281
Net current-period other comprehensive income	5,281	—	5,281
Accumulated other comprehensive income (loss) as of April 30, 2021	$10,306	$(1,182)	$9,124
(15)SEGMENT INFORMATION

Subsequent to the Company’s disposition of the Direct Marketing reportable segment in the IWCO Direct Disposal, the Company has one reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segment. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segment. All significant intra-segment amounts have been eliminated. Management evaluates segment performance based on segment net revenue and operating income (loss).

Summarized financial information by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(In thousands)
Net revenue:
Supply Chain	$51,548	$49,434	$150,223	$178,552
	$51,548	$49,434	$150,223	$178,552
Operating income (loss):
Supply Chain	1,548	(534)	5,894	9,574
Total segment operating income (loss)	1,548	(534)	5,894	9,574
Corporate-level activity	(1,517)	(1,980)	(5,242)	(7,038)
Total operating income (loss)	31	(2,514)	652	2,536
Total other expense, net	1,306	(465)	(745)	(5,893)
Income (loss) before income taxes	$1,337	$(2,979)	$(93)	$(3,357)

	April 30, 2022	July 31, 2021
	(In thousands)
Total assets:
Supply Chain	$107,785	$101,159
Corporate	39,514	44,278
	$147,299	$145,437

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(In thousands)
United States	$13,183	$13,295	$37,336	$46,195
China	17,859	15,220	53,248	57,269
Netherlands	6,180	6,149	18,056	19,331
Other	14,326	14,770	41,583	55,757
	$51,548	$49,434	$150,223	$178,552
(16)RELATED PARTY TRANSACTIONS
As of April 30, 2022, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners Ltd., beneficially owned approximately 53.5% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP Inc. ("Steel Holdings GP"), the manager of Steel Holdings. Jack L. Howard, the President and a director of Steel Holdings GP, was appointed to the Board upon the closing of the Preferred Stock Transaction described below.
SPHG Note Transaction
On February 28, 2019, the Company entered into a SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note. As of both April 30, 2022 and July 31, 2021, SPHG Holdings held $14.9 million principal amount of the SPHG Note. As of April 30, 2022 and July 31, 2021, the net carrying value of the SPHG Note was $10.6 million and $9.3 million, respectively.
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
Management Services Agreement

On June 14, 2019, the Company entered into an agreement (the "Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Holdings. The Management Services Agreement was effective as of June 1, 2019. In connection with the IWCO Direct Disposal, the monthly fee under the Management Services Agreement was reduced effective on the Disposal Date by the portion of the fee attributable to IWCO Direct. Total expenses incurred related to the Management Services Agreement for the three months ended April 30, 2022 and 2021 were $0.8 million and $0.9 million, respectively. Total expenses incurred related to the Management Services Agreement for the nine months ended April 30, 2022 and 2021 were $2.5 million and $2.5 million, respectively. As of April 30, 2022 and July 31, 2021, amounts due to Steel Services were $0.4 million and $0.9 million, respectively.
Steel Holdings Expression of Interest
On March 24, 2022 and May 27, 2022, Steel Holdings delivered revised expressions of interest to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates. See Note 1 for further discussion regarding such enhanced proposals.
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

The following tables present the Company's financial assets measured at fair value on a recurring basis as of April 30, 2022 and July 31, 2021, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	April 30, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds	$34,324	$34,324	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2021	Level 1	Level 2	Level 3
Assets:
Money market funds	$37,320	$37,320	$—	$—
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
Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, restricted cash and debt, and are reflected in the consolidated financial statements at carrying value. With the exception of the SPHG Note, carrying value approximates fair value for these items due to their short-term maturities or expected settlement dates of these instruments. The Company believes that the carrying value of the liability component of the SPHG Note approximates fair value because the stated interest rates of this debt is consistent with current market rates. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets are money market funds. These are valued at quoted market prices in active markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this quarterly report on Form 10-Q contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in "Part II, Item 1A. Risk Factors" of this quarterly report on Form 10-Q and the risks discussed in the Company's subsequent reports filed with or furnished to the Securities and Exchange Commission (the "SEC"). Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this quarterly report on Form 10-Q.
Overview
Steel Connect, Inc. (the "Company") is a holding company which operates through its wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which serves the supply chain management market.
ModusLink provides digital and physical supply chain solutions to many of the world's leading brands across a diverse range of industries, including consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, medical devices, retail and luxury and connected devices. These solutions are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. With a global footprint spanning North America, Europe and the Asia Pacific, the Company's solutions and services are designed to improve end-to-end supply chains in order to drive growth, lower costs, and improve profitability.
Disposition of IWCO Direct Holdings, Inc. ("IWCO Direct" or "Direct Marketing")
Beginning in the second quarter of 2020, with the shutdown of the U.S. economy due to the COVID-19 pandemic, IWCO Direct’s business was significantly and adversely affected by a material reduction in customer mailing activities. Against this backdrop, the Company held, on behalf of IWCO Direct, extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361 million outstanding as of January 31, 2022 that was to mature in December 2022. In addition, the Company’s Board considered a range of strategic options to address the impending maturity. In mid-January 2022, it became apparent that it would not be possible to extend or refinance the credit facility prior to its maturity. In addition, short-term funding under the revolving credit facility became unavailable. IWCO Direct was in the process of implementing the previously disclosed competitive improvement plan (“CIP”) intended to address the changing requirements of its customers and markets. Despite initial favorable outcomes and improving prospects from the CIP, the Company was unable to amend IWCO Direct's credit facility or identify alternatives to refinance IWCO Direct’s indebtedness given the magnitude of that indebtedness relative to the performance of IWCO Direct’s business.
In light of these developments, the Board determined that it was in the best interests of the Company’s stockholders to pursue an orderly and consensual disposition of IWCO Direct to the Cerberus-led investor group. Although the Board considered other alternatives for IWCO Direct, the Board concluded that such alternatives would not be viable and on February 25, 2022, the Company completed the disposition of IWCO Direct to the Cerberus-led investor group (the entire transaction being referred to as the “IWCO Direct Disposal”). The Company did not receive any cash consideration from the Cerberus-led investor group in exchange for the disposition of IWCO Direct.
The Company deconsolidated IWCO Direct as of February 25, 2022 as it no longer held a controlling financial interest as of that date. The results of IWCO Direct are presented as a discontinued operation in all periods reported. Refer to Notes 1, 2 and 4 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q for further information on the IWCO Direct Disposal.
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the nine months ended April 30, 2022 and 2021, the Company's ten largest clients accounted for approximately 78% and 77% of consolidated net revenue from continuing operations, respectively. For the nine months ended April 30, 2022, two clients from the computing market accounted for approximately 30% and 13% of the Company's consolidated net revenue from continuing operations. For the nine months ended April 30, 2021, two clients from the computing market accounted for approximately 43% and 10% of the Company's consolidated net revenue from continuing operations.
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

Recently, an outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. In April and May 2022, there were further temporary lockdown orders which impacted several ModusLink facilities in China, however, ModusLink was able to resume operations on May 5, 2022 at one site and at another site on May 31, 2022. As of the filing of this quarterly report on Form 10-Q, all of ModusLink’s facilities were open and operating at or near capacity. The lockdowns in China have not had a significant impact to ModusLink’s operations through the filing of this quarterly report on Form 10-Q. If the situation continues at this level or worsens, however, it could result in a potential adverse impact on our business, results of operations and financial condition. We will evaluate further actions if circumstances warrant.

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

We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include, the continued disruption to the demand for our businesses' products and services; disruptions in or closures of our business operations or those of our customers or suppliers; the impact of the global business and economic environment on liquidity and the availability of capital; increased costs and delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in the fiscal year ending July 31, 2022 and beyond is difficult to predict and will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the availability and widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; the extent and severity of the impact on our customers and suppliers; and U.S. and foreign government actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

Recent Developments

Proposed Merger with Steel Holdings

On November 19, 2020, the Company's Board of Directors (the "Board") received a preliminary, non-binding expression of interest (the "Expression of Interest") from Steel Partners Holdings L.P. ("Steel Holdings") to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates for a combination of cash and Steel Holdings 6% Series A Preferred Units, which would imply a value per share of common stock in the range of $0.65 to $0.72 per share. The Board established a special committee comprised solely of independent directors (the "Acquisition Proposal Special Committee") authorized to retain independent legal and financial advisors and to review, evaluate, negotiate and approve or disapprove the Expression of Interest, and to explore alternative strategies or transactions. The Acquisition Proposal Special Committee announced on January 11, 2021 that it had retained financial advisors and legal counsel. As set forth in the Expression of Interest, the proposed transaction must receive the approval of the Acquisition Proposal Special Committee, as well as a non-waivable condition requiring approval of a majority of the shares outstanding of the Company not owned by Steel Holdings and its affiliates and related parties. The Board resolutions establishing the Acquisition Proposal Special Committee expressly provide that the Board may not approve the proposed transaction contemplated by the Expression of Interest or any alternative thereto without a prior favorable recommendation by the Acquisition Proposal Special Committee.

On March 24, 2022, Steel Holdings delivered a revised expression of interest to acquire all of the outstanding shares of common stock not already owned by Steel Holdings or its affiliates (the “Enhanced Proposal”) to the Acquisition Proposal Special Committee, which altered and increased the consideration proposed in its November 19, 2020 proposal. Under the Enhanced Proposal, the stockholders of the Company would receive cash consideration of $1.30 per share, representing a premium of approximately 10% over the closing price of the Company’s common stock on March 23, 2022 and about an 83% premium over the closing share price on November 18, 2020.

On May 27, 2022, Steel Holdings communicated a further revised expression of interest (the “Further Enhanced Proposal”) to the Acquisition Proposal Special Committee, which altered and increased the consideration proposed in the Enhanced Proposal. Under the Further Enhanced Proposal, the stockholders of the Company would receive both (a) cash consideration of $1.35 per share, representing a premium of approximately 12.5% over the closing price of the Company’s common stock on May 31, 2022 and a premium of approximately 92.8% over the closing share price of the Company’s common stock on November 18, 2020, and (b) a contingent value right to receive their pro rata share of proceeds, to the extent such proceeds exceed $80 million, if ModusLink were to be sold during the 2-year period following completion of the proposed combination of Steel Holdings and the Company.

On June 12, 2022, the Company, Steel Holdings and SP Merger Sub, Inc., a wholly-owned subsidiary of Steel Holdings (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Steel Holdings. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by the Company, Steel Holdings or any of their respective subsidiaries) will, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest and (ii) one contingent value right to receive a pro rata share of the proceeds received by the Company, Steel Holdings or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within two years of the Merger’s closing date, to the extent such proceeds exceed $80 million plus certain related costs and expenses. Steel Holdings and certain of its affiliates have also entered into a Voting and Support Agreement pursuant to which, among other things, they have agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company's board of directors (acting on the recommendation of the Special Committee).

The Merger Agreement includes a "go-shop" period that expires at 11:59 p.m. Eastern time on July 12, 2022, during which the Company may actively solicit and consider alternative acquisition proposals.

The closing of the Merger is conditioned upon receipt of approval of the Merger from (i) the holders of a majority in voting power of the outstanding shares of common stock and Series C Preferred Stock of the Company (voting on an as converted to shares of common stock basis), voting together as a single class, (ii) a majority of the outstanding shares of common stock of the Company not owned, directly or indirectly, by Steel Holdings and its affiliates and related parties, and any other officers or directors of the Company, and (iii) the holders of a majority of the outstanding shares of Series C Preferred Stock of the Company, voting as a separate class, as well as other customary closing conditions. Accordingly, there can be no assurance that the Company will be able to complete the Merger on the expected timeline or at all. See “Part II, Item 1A. Risk Factors” included in this quarterly report on Form 10-Q.

The board of directors of the Company (the “Company Board”), acting on the unanimous recommendation of the special committee of the Company Board (the “Special Committee”), and the Board of Directors of Steel Partner Holdings GP Inc., the general partner of Steel Holdings, approved the Merger Agreement and the transactions contemplated by the Merger Agreement (such transactions, collectively, the “Transactions”) and resolved to recommend the stockholders adopt the Merger Agreement and approve the Transactions. The Special Committee, which is comprised solely of independent and disinterested directors of the Company who are unaffiliated with Steel Holdings, exclusively negotiated the terms of the Merger Agreement with Steel Holdings, with the assistance of its independent financial and legal advisors.

Subject to the satisfaction of all of the conditions to closing, including the receipt of the separate stockholder approvals, the Merger is expected to close in the second half of 2022.
Basis of Presentation
The Company has one reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segment. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's reportable segment. All significant intra-segment amounts have been eliminated.
IWCO Direct Disposal
As discussed above, on February 25, 2022, the Company disposed of its ownership of IWCO Direct and subsequent to the disposal date IWCO Direct will no longer be included in the Company’s consolidated balance sheet, results of operations or cash flows.
Results of Operations

	Three Months Ended April 30,				Nine Months Ended April 30,
	2022	2021	$ Change[1]	% Change[1]	2022	2021	$ Change[1]	% Change[1]
	(unaudited, $ in thousands)
Net revenue	$51,548	$49,434	$2,114	4.3%	$150,223	$178,552	$(28,329)	(15.9)%
Cost of revenue	(42,303)	(39,531)	(2,772)	(7.0)%	(120,672)	(139,262)	18,590	13.3%
Gross profit	9,245	9,903	(658)		29,551	39,290	(9,739)
Gross margin percentage	17.9%	20.0%			19.7%	22.0%
Selling, general and administrative	(9,214)	(12,417)	3,203	25.8%	(28,899)	(36,754)	7,855	21.4%
Interest expense, net	(845)	(618)	(227)	(36.7)%	(2,350)	(1,903)	(447)	(23.5)%
Other gains (losses), net	2,151	153	1,998	1,305.9%	1,605	(3,990)	5,595	140.2%
Income (loss) from continuing operations before income taxes	1,337	(2,979)	4,316		(93)	(3,357)	3,264
Income tax expense	(11,032)	(6,315)	(4,717)	(74.7)%	(12,070)	(8,124)	(3,946)	(48.6)%
Net loss from continuing operations	$(9,695)	$(9,294)	$(401)		$(12,163)	$(11,481)	$(682)
1 Favorable (unfavorable) change
Three months ended April 30, 2022 compared to the three months ended April 30, 2021

Net Revenue:

During the three months ended April 30, 2022, net revenue from continuing operations increased by approximately $2.1 million. This increase in net revenue was primarily driven by higher volume associated with clients in the computing and consumer electronics markets which have been negatively impacted by global market shortage of semiconductor and other electrical component supplies. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended April 30, 2022, as compared to the same period in the prior year.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended April 30, 2022 included materials procured on behalf of our clients of $24.3 million, as compared to $22.6 million for the same period in the prior year, an increase of $1.7 million. Total cost of revenue from continuing operations increased by approximately $2.8 million for the three months ended April 30, 2022, as compared to the same period in the prior year. The increase was primarily due to higher materials costs as a result of higher sales volume associated with clients in the computing and consumer electronics markets. The gross margin percentage decreased by 210 basis points to 17.9% for the three months ended April 30, 2022, as compared to 20.0% for the same period in the prior year, primarily due to primarily due to higher labor and material costs, not completely offset by the higher revenues. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended April 30, 2022.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses ("SG&A") of continuing operations consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. SG&A expenses during the three months ended April 30, 2022 decreased by approximately $3.2 million, as compared to the same period in the prior year primarily due to lower costs associated with the information technology function for the Supply Chain segment. Fluctuations in foreign currency exchange rates had an insignificant impact on selling, general and administrative expenses for the three months ended April 30, 2022.
Interest Expense, Net:
Interest income (expense), net during the three months ended April 30, 2022 did not change significantly as compared to the same period in the prior year.
Other Gains (Losses), Net:
Other gains (losses), net are primarily composed of foreign exchange gains (losses). The Company recorded $2.2 million and $0.2 million of foreign exchange gains during the three months ended April 30, 2022 and 2021, respectively.
Income Tax Expense:
During the three months ended April 30, 2022, the Company recorded income tax expense of approximately $11.0 million, as compared to income tax expense of $6.3 million for the same period in the prior fiscal year. The increase is primarily due to the income tax expense associated with an increase in the valuation allowance recorded on deferred tax assets as a result of the IWCO Direct disposal during the three months ended April 30, 2022.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Nine Months Ended April 30, 2022 compared to the nine months ended April 30, 2021

Net Revenue:
During the nine months ended April 30, 2022, net revenue from continuing operations decreased by approximately $28.3 million. This decrease in net revenue was primarily driven by lower volume associated with clients in the computing and consumer electronics markets which have been negatively impacted by global market shortage of semiconductor and other electrical component supplies. Fluctuations in foreign currency exchange rates had an insignificant impact on the net revenues for the nine months ended April 30, 2022, as compared to the same period in the prior year.

Cost of Revenue:

Cost of revenue of continuing operations for the nine months ended April 30, 2022 included materials procured on behalf of our clients of $69.1 million, as compared to $86.2 million for the same period in the prior year, a decrease of $17.1 million. Cost of revenue of continuing operations decreased by $18.6 million during the nine months ended April 30, 2022, as compared to the same period in the prior year. The decrease was primarily due to lower materials and labor costs as a result of lower sales volume associated with clients in the computing and consumer electronics markets. The Company's gross margin percentage decreased by 230 basis points to 19.7% for the nine months ended April 30, 2022, as compared to 22.0% for the same period in the prior year, primarily due to lower revenues and higher labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the nine months ended April 30, 2022.

Selling, General and Administrative Expenses:

SG&A expenses during the nine months ended April 30, 2022 decreased by approximately $7.9 million, as compared to the same period in the prior year. SG&A expenses for the Supply Chain segment decreased primarily due to lower costs associated with the information technology function. Corporate-level activity decreased primarily due to a decrease in professional fees and employee related costs. Fluctuations in foreign currency exchange rates had an insignificant impact on SG&A expenses for the nine months ended April 30, 2022.
Interest Expense, Net:
Total interest expense, net during the nine months ended April 30, 2022 did not change significantly as compared to the same period in the prior year.
Other Gains (Losses), Net:
The Company recorded foreign exchange gains of $1.6 million and foreign exchange losses of $4.0 million during the nine months ended April 30, 2022 and 2021, respectively.
Income Tax Expense:
During the nine months ended April 30, 2022, the Company recorded income tax expense of approximately $12.1 million, as compared to income tax expense of $8.1 million for the same period in the prior fiscal year. The increase is primarily due to the income tax expense associated with an increase in the valuation allowance recorded on deferred tax assets as a result of the IWCO Direct disposal during the three months ended April 30, 2022.
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
The following table summarizes our liquidity:

April 30, 2022
(In thousands)
Cash and cash equivalents	$49,914
Readily available borrowing capacity under Umpqua Revolver	12,240
$62,154
Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment.

Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the nine months ended April 30, 2022 relating to this aspect of the U.S. Tax Reform. In future years, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor.
Disposal of IWCO Direct

As a result of the IWCO Direct Disposal, the Company has no debt outstanding under the Cerberus Credit Facility (as defined below) as of April 30, 2022. Additionally, the CIP, which had estimated future cash outflows remaining of approximately $44 million, will no longer be a future cash outflow of the Company.
Consolidated working capital was $23.4 million as of April 30, 2022, as compared to $22.3 million at July 31, 2021. Included in the working capital were cash and cash equivalents of $49.9 million as of April 30, 2022 and $58.1 million at July 31, 2021. The Cerberus Term Loan obligation of $361.0 million as of January 31, 2022 was transferred to Cerberus as part of the IWCO Direct Disposal. Sources and uses of cash for the nine months ended April 30, 2022, as compared to the same period in the prior year, are as follows:

	Nine Months Ended April 30,
	2022	2021
	(In thousands)
Net cash used in operating activities of continuing operations	$(5,267)	$(4,963)
Net cash used in investing activities of continuing operations	$(1,142)	$(833)
Net cash used in financing activities of continuing operations	$(1,652)	$(1,634)
Operating Activities: We used cash of $5.3 million from operating activities during the nine months ended April 30, 2022, an increase of $0.3 million compared with $5.0 million used during the nine months ended April 30, 2021. The increase was primarily due to an increase in working capital. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment.
Investing Activities: Net cash used in investing activities was $1.1 million and $0.8 million during the nine months ended April 30, 2022 and 2021, respectively, and was primarily related to capital expenditures. The increase was primarily due to reduced capital spending in the prior year as the result of the COVID-19 pandemic.
Financing Activities: Net cash used in financing activities was $1.7 million during both the nine months ended April 30, 2022 and 2021, and primarily consisted of preferred dividend payments in both periods.
7.50% Convertible Senior Note
As of April 30, 2022 outstanding debt consisted of the $14.9 million 7.50% Convertible Senior Note due March 1, 2024. As of April 30, 2022 and July 31, 2021, the net carrying value of the 7.50% Convertible Senior Note was $10.6 million and $9.3 million, respectively.
Umpqua Revolver

On March 16, 2022, ModusLink, as borrower, submitted a notice of termination to MidCap Financial Trust for its $12.5 million revolving credit facility (the “MidCap Credit Facility”), and entered into a new credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. There was no balance outstanding on the Midcap Credit Facility of at the time of its termination. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. ModusLink believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of April 30, 2022, ModusLink had available borrowing capacity of $12.2 million and there was no balance outstanding on the Umpqua Revolver.

Cerberus Credit Facility

The Cerberus Credit Facility consisted of a term loan facility (the “Cerberus Term Loan”) and a $25 million revolving credit facility (the “Revolving Facility”) (together the “Cerberus Credit Facility”) which was to mature on December 15, 2022. On February 25, 2022, the Company transferred all of its interests in IWCO Direct and the financial obligations of the Cerberus Credit Facility as part of the IWCO Direct Disposal. As a result, the Company has no debt under or access to future borrowings under the Cerberus Credit Facility.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing arrangements.
Critical Accounting Estimates Update

During the three months ended April 30, 2022, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the fiscal year ended July 31, 2021 filed with the SEC on October 29, 2021, as amended on November 30, 2021 (the “2021 Annual Report”), except for the Company’s critical accounting policy and estimates that relate to accounting for impairment of goodwill and other intangible assets which are no longer applicable due to the IWCO Direct Disposal.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of April 30, 2022.
Changes in Internal Control over Financial Reporting
Despite the fact that some of our employees are continuing to work remotely due to the COVID-19 pandemic, these remote work arrangements have not resulted in changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act); however, we are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

The information set forth under Note 10 - “Contingencies” to the unaudited condensed consolidated financial statements, included in Part I, Item 1 of this quarterly report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see "Part II, Item 1A. Risk Factors" of this quarterly report on Form 10-Q.
Item 1A. Risk Factors.
Our business is subject to a number of risks. In addition to the risks and uncertainties discussed in this quarterly report on Form 10-Q, particularly those disclosed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this quarterly report on Form 10-Q, before you decide whether to purchase our common stock. As a result of the IWCO Direct Disposal, these risk factors amend and restate in their entirety the risk factors included in "Part I, Item 1A. Risk Factors" of our 2021 Annual Report. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you many lose all or part of your investment.
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
As a result of the IWCO Direct Disposal, our future financial results are expected to differ materially from our previous results, since starting with the three months ended April 30, 2022 (covered by this quarterly report on Form 10-Q), our financial results are dependent only on our Supply Chain segment. Our recently divested Direct Marketing business segment generated approximately 63% of our total net revenue for the fiscal year ended July 31, 2021 and represented approximately 78% of our consolidated assets as of July 31, 2021. However, the Direct Marketing business segment also represented the majority of all of our operating losses for fiscal year ended July 31, 2021. Thus, due to the IWCO Direct Disposal, we expect to experience significant reduction in our future net revenue and assets, while possibly experiencing lower net losses and operating losses and/or higher operating income. However, there can be no guarantee that the IWCO Direct Disposal will result in stronger long-term financial and operational results for our remaining Supply Chain business segment. Any downturn in our Supply Chain business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our common stock.
RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY
Changes in our relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on our business.

We depend on a small number of clients for a substantial portion of our business. For more information see Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Customers" of this quarterly report on Form 10-Q. Additionally, in general, the Company does not have any agreements which obligate any client to buy a material amount of services from it or designate it as an exclusive service provider. Consequently, the Company’s net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company’s clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions.

Changes in relationships with significant clients may require us to evaluate our other long-lived assets for impairment, which may require us to record an impairment charge. Decreases in client demand or volumes or loss of business from one or more of these clients could have a materially adverse impact on our businesses, financial condition or results from operations. For more information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Customers” of this quarterly report on Form 10-Q.
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
For the nine months ended April 30, 2022 and 2021, we reported total net revenue of $150.2 million and $178.6 million, respectively, costs of revenue of $120.7 million and $139.3 million, respectively, and operating income of $0.7 million and $2.5 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future within both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, there can be no assurance that we will sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances, and our business could be materially adversely affected.
Because most of our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could decrease revenue materially and adversely affect our financial results.
Our contracts generally do not include material minimum purchase requirements, and we sell primarily on a purchase order basis. Therefore, our sales are subject to unpredictable variability by our clients and have fluctuated historically. These fluctuations may continue, sometimes materially, from year to year and even from quarter to quarter. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users of Supply Chain customers, as well as individual client strategies, the introduction of new technologies, the desire of our clients to reduce their exposure to any single supplier and general economic conditions impacting our Supply Chain segment. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products or insufficient capacity at our sites, or alternatively, we may have excess inventory or excess capacity, either of which may have a materially adverse effect on our business, financial position and operating results.
The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks, to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.
In March 2020, the World Health Organization categorized COVID-19 as a pandemic. The spread of the outbreak has caused significant disruptions in the U.S. and global economies, and the impact may continue to be significant during the rest of the calendar year and potentially beyond. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The Company continues to evaluate the global risks and the slowdown in business activity related to COVID-19, including the potential impacts on its employees, customers, suppliers and financial results. For the fiscal year 2020 and 2021, COVID-19 required temporary closures of certain of ModusLink's facilities and recently, an outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. In April and May 2022, there were further temporary lockdown orders which impacted several ModusLink facilities in China; however, ModusLink was able to resume operations on May 5, 2022 at one site and at another site on May 31, 2022. As of the filing of this quarterly report on Form 10-Q, all of ModusLink’s facilities were open and operating at or near capacity. Beginning in the second quarter of 2020, with the shutdown of the U.S. economy due to the COVID-19 pandemic, IWCO Direct’s business was also significantly and adversely affected by a material reduction in customer mailing activities. Although IWCO Direct operated as an essential business, it had reduced operating levels and labor shifts due to lower sales volume. Against the background of the reduction in IWCO Direct’s business, we held extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361.0 million outstanding as of January 31, 2022 that was to mature in December 2022. These discussions ultimately resulted in the IWCO Direct Disposal. For more information, see Part I,

Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments—Disposition of IWCO Direct”.
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
•cause disruptions in or closures of the Company's operations or those of its customers and suppliers (as of the filing of this quarterly report on Form 10-Q, all of the Company's facilities were open and able to operate at or near normal capacities);
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
The markets for our services are highly competitive and often lack significant barriers to entry enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services, is very competitive, and the intensity of the competition is expected to continue to increase. For more information, see the information relating to ModusLink in Part I, Item 1, “Business—Competition” of our 2021 Annual Report. Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for our products and services down, and these price reductions may reduce our revenue. The competition we face may also increase as a result of consolidation within the supply chain management and logistics industry. For example, if as a result of consolidation, our competitors are able to obtain more favorable terms from their suppliers, offer more comprehensive services to their customers, or otherwise take actions that increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition may be materially adversely affected.
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
•general economic and financial market conditions, such as the impacts of inflation, slower growth or a recession;
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
A large portion of the revenue of our Supply Chain business (currently our only business) comes from clients in the technology and consumer products sectors, which is intensely competitive and subject to rapid changes. A reduction or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic, a significant natural disaster (including as a result of climate change) or escalating tensions arising from Russia’s ongoing invasion of Ukraine, or from supply chain issues, a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs, or a decrease in demand for our services could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. There is currently a market shortage of semiconductor and other electrical component supplies, which has affected, and could further affect, our Supply Chain clients in the computing and consumer electrical markets and, consequently, their demand for our offerings. We experienced supply chain challenges during the first nine months of fiscal 2022 and these may continue throughout the fourth quarter of fiscal 2022 or later. During periods of component shortages for our clients, we may also encounter reduced client demand, and accordingly, our revenue and profitability could suffer until other component sources can be developed.
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
While we have not made any acquisitions recently, part of our business strategy historically has been to acquire businesses that we believe can complement our current business activities, both financially and strategically. Acquisitions involve many complexities and inherent risk, including, but not limited to: failure to achieve all or any projected synergies or other intended benefits of the acquisition; failure to integrate the purchased operations, technologies, products or services; substantial unanticipated integration costs; loss of key employees, including those of the acquired business; additional debt and/or assumption of unknown liabilities; loss of customers; and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. As a result, there is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses.
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
Moreover, our ability to operate in Mainland China may be adversely affected by changes in U.S. and Chinese laws and regulations, such as those related to, among other things, international trade, taxation, intellectual property, currency controls, network security, employee benefits and other matters. For more information on the effect of ongoing government-imposed lockdowns in China on our operations there, see “—The COVID-19 pandemic has adversely affected, and is expected to continue to pose risks, to our business, results of operations, financial condition and cash flows, and other epidemics or outbreaks of infectious diseases may have a similar impact.” Additionally, the U.S. administration has advocated greater restrictions on trade generally and significant increases on tariffs on certain goods imported into the United States, particularly from Mainland China and has taken steps toward restricting trade in certain goods. China and other countries have retaliated in response to new trade policies, treaties and tariffs implemented by the United States. China has imposed significant tariffs on U.S. imports since 2018. Such trade escalations have had, and may continue to have, an adverse effect on manufacturing and trade levels and specifically, may cause an increase in the cost of goods exported from Asia Pacific and the risks associated with exporting goods from the region. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.
The physical or intellectual property of our clients may be damaged, misappropriated, stolen or lost while in our possession, subjecting us to potential litigation and other adverse consequences.
In the course of providing supply chain management services to our clients, we often have possession of or access to their physical and intellectual property, including consigned inventory, databases, software masters, certificates of authenticity and similar valuable physical or intellectual property. If this physical or intellectual property is damaged, misappropriated, stolen or lost, we could suffer the following harmful consequences: claims under client agreements or applicable law, or other liability for damages; delayed or lost revenue due to adverse client reaction; negative publicity; and litigation that could be costly and time consuming and which may not be reimbursable by third party insurance coverages.
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
We are currently a party to various legal and other proceedings. See Part II, Item 1, “Legal Proceedings” of this quarterly report on Form 10-Q. Trends in litigation may include class actions involving consumers, stockholders or employees, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could result in material damages and/or other expenses, which could adversely affect our financial condition and results of operations. We can provide no assurances as to the outcome of any litigation

RISKS RELATED TO TAXATION
We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, "NOLs").
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
In addition, the Organization for Economic Co-operation and Development ("OECD"), an international association comprised of 38 countries, including the United States, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes finalized and adopted by countries, will not have an adverse impact on our provision for income taxes.
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
The current U.S. presidential administration has various proposals that, if enacted, would cause significant changes to existing tax law, in particular, an increase in U.S. federal income taxes on corporations and the tax rate on foreign earnings. Additionally, longstanding international tax norms that determine each country’s jurisdiction to tax cross-border international trade are subject to potential evolution. In connection with the Base Erosion and Profit Shifting Integrated Framework provided by the OECD, the OECD recently reached an agreement to align countries on a minimum corporate tax rate and expand taxing rights of market countries. As a result of this agreement, the determination of multi-jurisdictional taxation rights and the rate of tax applicable to certain types of income may be subject to potential change. There can be no assurance that future changes to federal and state tax laws in the U.S. and foreign income tax laws will not be proposed or enacted that could materially or adversely impact our business or financial results. If and when any or all of these changes are put into effect, they could result in tax increases where we do business both in and outside of the United States, and could have a material adverse effect on the results of our operations.
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
As of April 30, 2022, SPH Group Holdings LLC ("SPHG Holdings") and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners, Ltd., owned approximately 30.2% of our outstanding common stock, and a Section 13(d) group made of SPHG Holdings and certain of its affiliates collectively owned 34.9% of our outstanding common stock. Assuming conversion of the Series C Preferred Stock, which vote on an as-converted basis together with our common stock, and 7.50% Convertible Note, which do not vote on an as-converted basis together with our common stock, as of April 30, 2022, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners, Ltd. owned approximately 50.1%, and, when combined with its above-named affiliates, approximately 53.5%, of the outstanding shares of common stock, representing, with respect to the latter group, 49.8% of the voting power.
As a result of this board representation and ownership of our capital stock, SPHG Holdings and its affiliates are able to influence our management and affairs and many matters requiring stockholder approval, including the election of directors, the passage of a tax benefits preservation plan and certain amendments to our organizational documents. In addition, because a business combination, such as a merger or consolidation, requires the affirmative vote of 75% of our outstanding voting stock, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our common stock. SPHG Holdings and its affiliates may also have interests that are different from other stockholders and may vote in a way that may be adverse to our other stockholders' interests, conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of SPHG Holdings and its affiliates. See Note 16 to the unaudited condensed consolidated financial statements of this quarterly report on Form 10-Q and Note 21 to the consolidated financial statements of our 2021 Annual Report for additional information.
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
There can be no assurance that the proposed Merger between us and Steel Holdings will be approved and ultimately consummated.

On June 12, 2022, upon the recommendation of the Acquisition Proposal Special Committee, the Company entered into the Merger Agreement with Steel Holdings and Merger Sub, pursuant to which Merger Sub will merge with and into the Company with the Company surviving the Merger as a wholly-owned subsidiary of Steel Holdings. For information on the terms, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Proposed Merger with Steel Holdings” of this quarterly report on Form 10-Q.

Consummation of the Merger is subject to customary closing conditions, including, but not limited to, (i) approval of the Merger by (a) the holders of a majority in voting power of the outstanding shares of common stock and Series C Preferred Stock of the Company (voting on an as converted to shares of common stock basis), voting together as a single class, (b) a majority of the outstanding shares of common stock of the Company not owned, directly or indirectly, by Steel Holdings and its affiliates and related parties, and any other officers or directors of the Company and (c) the holders of a majority of the outstanding shares of Series C Preferred Stock of the Company voting as a separate class, (ii) the absence of any laws or orders restraining, enjoining or otherwise preventing, prohibiting or materially impeding or delaying the consummation of the Merger, (iii) the accuracy of the Company’s, Steel Holdings’ and Merger Sub’s, representations and warranties (subject to certain materiality qualifiers), (iv) Company’s, Steel Holdings’ and Merger Sub’s compliance in all material respects with their respective obligations under the Merger Agreement, and (v) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). We intend to pursue the satisfaction or waiver, as applicable, of each condition to the consummation of the Merger, including the preparation of a proxy statement, related SEC filings and receipt of requisite stockholder approval. However, no assurance can be given that such conditions to the consummation of the Merger will be satisfied or waived, as applicable, in a timely manner, or at all, that the agreement for the Merger will not be terminated by either party due to failure to consummate the Merger by December 9, 2022, or that we will not exercise our right to enter into an alternative acquisition agreement in line with the terms of the agreement, which the Acquisition Proposal Special Committee views as superior. Many of the conditions to the consummation of the Merger are not within our control, and we cannot predict if or when these conditions will be satisfied or waived.

If the conditions to the consummation of the Merger are not satisfied or waived in a timely manner, or at all, the Merger may be delayed or we may be unable to consummate the Merger, which could adversely affect our stock price, business and financial condition.

Additionally, a “going private” transaction, such as the Merger, or any other potential strategic alternative transaction, exposes us, our Board and the Acquisition Proposal Special Committee to heightened risk of litigation, which may delay the closing of the Merger or result in significant costs and expenses to us, which may impair our ability to complete the Merger or adversely affect our results of operations.

Our Board may choose to effect a reverse split of the issued and outstanding shares of our common stock at the ratio of one-for-ten, the effects of which we cannot predict with certainty and which may be materially adverse to the value of your investment in our common stock.
At our Annual Meeting of stockholders held on July 26, 2021, our stockholders approved a reverse split of the issued and outstanding shares of our common stock at the ratio of one-for-ten (the “Reverse Stock Split”). Our Board is authorized to determine when to file the necessary amendment to our Restated Certificate of Incorporation for the Reverse Stock Split with the Delaware Secretary of State at any time on or before the 12-month anniversary of stockholder approval thereof, or July 27, 2022. The Board may, at its discretion, cause the filing of the amendment to effect the Reverse Stock Split or abandon the amendment and not effect the Reverse Stock Split if it determines that any such action is or is not in the best interests of the Company and its stockholders. The Board’s decision as to whether and when to effect the Reverse Stock Split will be based on a number of factors, including market conditions, existing and expected trading prices for our common stock, and the Nasdaq Rules. Upon consummation of the Reverse Stock Split, every ten shares of common stock held by a stockholder at that time will be combined into one share of common stock. The Reverse Stock Split will affect all of our stockholders uniformly and will not affect any stockholder’s percentage ownership interests in the Company or proportionate voting power, except for minor adjustments due to the treatment of fractional shares. No fractional shares will be issued in connection with the Reverse Stock Split.
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
RISKS RELATED TO OUR INDEBTEDNESS
As of April 30, 2022, the carrying value of debt outstanding was comprised of approximately $10.6 million outstanding on a 7.50% Senior Convertible Notes due March 1, 2024. The Cerberus Term Loan balance was extinguished upon the IWCO Direct

Disposal. We had no balances outstanding under our Umpqua Revolver as of April 30, 2022, and as of the date of this quarterly report on Form 10-Q.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
Following the IWCO Direct Disposal, our only outstanding debt is under our 7.50% Senior Convertible Notes, but indebtedness we incur in the future could have important consequences for us and our stockholders. For more information, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Financing Arrangements” of this quarterly report on Form 10-Q.
Debt agreements we enter into in the future could require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and acquisitions, and for other general corporate purposes. In addition, such indebtedness could:
•increase our vulnerability to adverse economic and competitive pressures in our industry;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•limit our ability to borrow additional funds on terms that are acceptable to us or at all.
Such future debt agreements could also contain affirmative and negative covenants, including with regard to specified financial covenants, which limit and restrict our operations and may hamper our ability to engage in activities that may be in our long-term best interests. Events beyond our control could affect our ability to meet these and other covenants under the debt agreements. Our failure to comply with those covenants and other obligations under the debt agreements may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of future indebtedness. This could have serious consequences to our financial condition, operating results and business, and could cause us to become insolvent or enter into bankruptcy proceedings, and stockholders may lose all or a portion of their investment because of the priority of the claims of the creditors on the assets.
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

2.1
Agreement and Plan of Merger, dated as of June 12, 2022, by and among Steel Connect, Inc., Steel Partners Holdings L.P. and SP Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 13, 2022).

10.3
Voting and Support Agreement, dated as of June 12, 2022, by and among Steel Connect, Inc., Steel Partners Holdings L.P., Handy & Harman Ltd., WHX CS Corp., Steel Partners, Ltd., SPH Group LLC, SPH Group Holdings LLC, Steel Partners Holdings GP Inc., Steel Excel Inc., Warren G. Lichtenstein and Jack L. Howard (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 13, 2022).

10.4	Form of Contingent Value Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 13, 2022).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended April 30, 2022 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2022 and July 31, 2021, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2022 and 2021 (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended April 30, 2022 and 2021, (iv) Unaudited Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three and nine months ended April 30, 2022 and 2021, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three and nine months ended April 30, 2022 and 2021 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: June 14, 2022	By:	/S/ JASON WONG
Jason Wong
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)