Form 10-K
period 2022-07-31
Steel Connect, Inc.
filed 2022-11-09
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2022

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

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $67.7 million.

On October 21, 2022, the Registrant had 60,657,539 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Unless earlier included in an amendment to this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Company's 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

PART I

FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." These statements appear in a number of places in this Report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. This Report contains forward-looking statements pertaining to, but not limited to, information with respect to a proposed transaction between the Company and Steel Partners Holdings L.P. (“Steel Holdings”). All statements other than statements of historical fact, including without limitation, those with respect to the Company's goals, plans, expectations and strategies set forth herein are forward-looking statements. The below important factors and uncertainties, among others, could cause actual results to differ materially from those described in these forward-looking statements. The below is also a summary of the risk factors described in "Risk Factors" in Part I, Item 1A of this Report.

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

•Changes in our relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on our business.
•If the demand for supply chain marketing services declines, or if we are unable or do not effectively integrate new or emerging marketing industry trends into our services and offerings, our revenue and results of operations could be adversely affected.
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
•Our business is subject to intense competition.
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
•The Supply Chain business conducts business outside of the U.S., including in Mainland China, which exposes the Company to additional risks not typically associated with companies that operate solely within the U.S.
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

RISKS RELATED TO THE IWCO DIRECT DISPOSAL

•The divestiture of IWCO Direct may not achieve the intended benefits and changes our exposures to other risks and uncertainties.
•Our future results of operations are solely dependent on the operations of our Supply Chain business segment and will differ materially from our previous results.

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
•Members of our Board of Directors also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.
•There can be no assurance that the Merger between us and Steel Holdings will be agreed upon, approved and ultimately consummated.
•The Company’s possible inability to pay the redemption price of its Series C Convertible Preferred Stock or the effect of such payment on its liquidity could materially adversely impact its liquidity and financial condition.

RISKS RELATED TO OUR INDEBTEDNESS

•Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
•Changes in reference interest rates could adversely affect our results from operations and financial condition.

GENERAL RISK FACTORS

•An increase in our effective tax rate may adversely impact our results of operations.

Forward-looking statements in this document and those we make from time to time through our senior management are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on such statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1.— BUSINESS

Steel Connect, Inc. (the “Company”) is a holding company which operates through its wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"). The Company previously operated under the names ModusLink Global Solutions, Inc., CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

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

Disposition of IWCO Direct

On February 25, 2022 ("the Disposal Date"), the Company entered into a transaction agreement (the “Transaction Agreement”) with (a) IWCO Direct Holding Inc. (''IWCO Direct" or "Direct Marketing") and its indirect subsidiaries, (b) Cerberus Business Finance, LLC, in its capacities as collateral agent and administrative agent under a financing agreement (in such capacities, the “Agent”), dated as of December 15, 2017, between IWCO Direct, IWCO Direct’s direct and indirect subsidiaries, the Agent and the lenders party thereto (the “Lenders”) (the “Financing Agreement”), (c) the Lenders, (d) the Lenders or their respective designees listed on the signature pages to the Transaction Agreement under the caption “Participating Lender Purchasers” (the “Participating Lender Purchasers”), (e) SPH Group Holdings LLC (the “Sponsor”) and (f) Instant Web Holdings, LLC (the “Buyer”), an entity owned by the Participating Lender Purchasers. On the Effective Date (as defined in the Transaction Agreement) and pursuant to the terms of the Transaction Agreement, the Company transferred all of its interests in IWCO Direct to the Buyer as part of a negotiated restructuring of the capital structure and certain financial obligations of IWCO Direct under the Financing Agreement as contemplated by the Transaction Agreement (the entire transaction being referred to as the “IWCO Direct Disposal”). The assets and liabilities and results of operations of the IWCO Direct business are reported as discontinued operations for all periods presented. See Notes 1 and 3 of the accompanying notes to the consolidated financial statements included in Item 8 in this Exhibit for further details regarding the disposition of IWCO Direct.

Proposed Merger with Steel Holdings

On June 12, 2022, the Company, Steel Holdings and SP Merger Sub, Inc., a wholly owned subsidiary of Steel Holdings (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Steel Holdings. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by the Company, Steel Holdings or any of their respective subsidiaries) will, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest and (ii) one contingent value right to receive a pro rata share of the proceeds received by the Company, Steel Holdings or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within two years of the Merger’s closing date, to the extent such proceeds exceed $80 million plus certain related costs and expenses.

Steel Holdings and certain of its affiliates have also entered into a Voting and Support Agreement pursuant to which, among other things, they have agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company's Board of Directors (acting on the recommendation of the special committee (the “Special Committee”) of independent and disinterested directors formed to consider and negotiate the terms and conditions of the Merger and to make a recommendation to our Board of Directors).

The closing of the Merger is conditioned upon receipt of approval of the Merger from (i) the holders of a majority in voting power of the outstanding shares of common stock and Series C Preferred Stock of the Company (voting on an as converted to shares of common stock basis), voting together as a single class, (ii) a majority of the outstanding shares of common stock of the Company not owned, directly or indirectly, by Steel Holdings and its affiliates and related parties, and any other officers or directors of the Company, and (iii) the holders of a majority of the outstanding shares of Series C Preferred Stock of the Company, voting as a separate class, as well as other customary closing conditions. Accordingly, there can be no assurance that the Company will be able to complete the Merger on the expected timeline or at all. See “Item 1A. Risk Factors” included in this Report.

Our Board of Directors, acting on the unanimous recommendation of the Special Committee, and the Board of Directors of Steel Partner Holdings GP Inc., the general partner of Steel Holdings, approved the Merger Agreement and the transactions contemplated by the Merger Agreement (such transactions, collectively, the “Transactions”) and resolved to recommend the stockholders adopt the Merger Agreement and approve the Transactions. The Special Committee, which is comprised solely of independent and disinterested directors of the Company who are unaffiliated with Steel Holdings, exclusively negotiated the terms of the Merger Agreement with Steel Holdings, with the assistance of its independent financial and legal advisors.

Subject to the satisfaction of all of the conditions to closing, including the receipt of the separate stockholder approvals, the Merger is expected to close in the last calendar quarter of 2022.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Proposed Merger with Steel Holdings” of this Report for further details regarding the proposed merger with Steel Holdings.

ModusLink's Services

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

Fulfillment—ModusLink's Fulfillment Services are highly integrated and supported by a best-of-breed technology infrastructure to enable clients to quickly increase efficiency and reduce costs. It has deep experience and is exceptionally skilled at handling the fulfillment requirements of multiple channels, be they manufacturing sites, distribution centers, retail operations or individual consumers dispersed across the globe. ModusLink is equally strong in adapting to the needs of retail/B2B or B2C product movement with respect to bringing product to market, including order management, pick, pack and ship, retail compliance and demand planning services, which are integral components of ModusLink's Fulfillment Services. In addition, ModusLink can help optimize component and finished goods inventory levels for better efficiency and cost savings. Clients also look to ModusLink for the physical programming of digital content—such as software, firmware, upgrades or promotional material—onto numerous types of flash media, including SD and MicroSD cards, USB drives, navigation systems, smartphones and tablets. This programming includes content protection and activation options, as well as full IP security. As direct-to-consumer volumes increase, ModusLink is able to provide a customer experience that can further enhance a brand's relationship with consumers.

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

Reportable Segments

Subsequent to the Company’s disposition of the Direct Marketing reportable segment with the IWCO Direct, the Company has one reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, notes payables, and other assets and liabilities, which are not identifiable to the operations of the Company's reportable segments. Certain reportable segment information, including revenue, profit (loss) and asset information, is set forth in Note 21 of the accompanying notes to consolidated financial statements included in Item 8 in this Report and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Competition

The market for the supply chain management service offerings provided by ModusLink is highly competitive. As a provider with service offerings covering a range of supply chain operations and activities across the globe, ModusLink competes with different companies depending on the type of service it is providing or the geographic area in which an activity is taking place. ModusLink faces competition from Electronics Manufacturing Services/Contract Manufacturers (EMS/CM), third party logistics (3PL) providers, Supply Chain Management (SCM) companies and regional specialty companies. For certain digital commerce services, ModusLink's competition includes global outsource providers, software as a service (SaaS) providers, technology providers and computer software providers offering content and document management solutions. As a provider of an outsourcing solution, ModusLink's competition also includes current and prospective clients, who evaluate ModusLink's capabilities in light of their own capabilities and cost structures.

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

Clients

A limited number of clients account for a significant percentage of the Company's consolidated net revenue. For the fiscal years ended July 31, 2022 and 2021, the Company's 10 largest clients accounted for approximately 78% and 81% of consolidated net revenue, respectively. Two clients accounted for 31% and 12% of the Company's consolidated net revenue for the fiscal years ended July 31, 2022, and one client accounted for 42% of the Company's consolidated net revenue for the fiscal year ended July 31, 2021. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal years ended July 31, 2022 and 2021. In general, the Company does not have many agreements which obligate any client to buy a material amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The Company sells its services to its clients primarily on a purchase order basis, which is subject to demand variability. As such, the loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive a majority of its consolidated operating revenue from sales to a small number of clients.

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

International Operations

In addition to its North American operations, ModusLink conducts business in several countries, including Mainland China, the Czech Republic, the Netherlands, Ireland and Singapore, among others. During the years ended July 31, 2022 and 2021, net revenues from our foreign operations accounted for approximately 75% and 73% of total net revenues respectively.

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

Human Capital Management

Steel Connect’s approximately 1,100 employees worldwide represent our most important asset. We are committed to creating workplace environments that are ethical, diverse, inclusive, and just, which go beyond simply complying with workplace laws.

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

•Diversity, Equity and Inclusion Program: In 2020, we conducted a comprehensive Diversity, Equity and Inclusion review in the U.S. with and subsequently launched a comprehensive global plan in the second half of calendar 2021. Guided by our core values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential individually and as a company.

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

Employee Safety and Well-Being

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

We depend on a small number of clients for a substantial portion of our business. For the fiscal years ended July 31, 2022 and 2021, the Company's 10 largest clients accounted for approximately 78% and 81% of consolidated net revenue from continuing operations, respectively. Two customers accounted for approximately 31% and 12% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2022, and one customer accounted for 42% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2021. No other clients accounted for greater than 10% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2022 and 2021.

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

For the fiscal years ended July 31, 2022 and 2021, we reported an operating income of $1.2 million from continuing operations, and an operating loss from continuing operations of $1.6 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future within both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, there can be no assurance that we will sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances, and our business could be materially adversely affected.

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

The ongoing COVID-19 pandemic (in particular, the emergence of new variants of the virus across the globe) has caused, and continues to cause, significant disruptions in the U.S. and global economies. For example, national and local governments in the United States and around the world continue to implement measures to prevent the spread of COVID-19 and its variants, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, and recommendations to practice physical distancing. Such measures have restricted and continue to restrict individuals’ daily activities and curtail or cease many businesses’ normal operations. The COVID-19 pandemic has adversely impacted, and is likely to further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our clients, suppliers, and business partners. Beginning in March 2020, when the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency, we experienced impacts to our customers' demand, facility operations, supply chain, availability and productivity of personnel, while also working to comply with rapidly evolving international, federal, state and local restrictions and recommendations on travel and workplace health and safety. We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in the third and fourth quarters of fiscal year 2020, as well as the four quarters of fiscal year 2021. However, these temporary closures did not have a significant impact on ModusLink’s operations.

An outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. In April and May 2022, there were further temporary lockdown orders which impacted several ModusLink facilities in China; however, ModusLink was able to resume operations on May 5, 2022 at one site and at another site on May 31, 2022. In July 2022, there were further temporary lockdown orders which impacted one ModusLink facility in China. In September and October 2022, there were further temporary lockdown order which impacted several ModusLink facilities in China. These temporary closures did not have a significant impact on ModusLink’s operations.

Against the background of the reduction in IWCO Direct’s business, we held extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361.0 million outstanding as of January 31, 2022 that was to mature in December 2022. These discussions ultimately resulted in the IWCO Direct Disposal. For more information, see Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Disposition of IWCO Direct."
The Company's results of operations, including sales volume, were adversely affected by COVID-19 during the years ended July 31, 2022 and 2021. The COVID-19 pandemic or other epidemics or outbreaks of infectious diseases could materially adversely impact the Company's results of operations, financial condition and liquidity in several ways. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•impair the Company's ability to manage day-to-day service and product delivery;
•continue to impact customer demand of our businesses' products and services;
•cause disruptions in or closures of the Company's operations or those of its customers and suppliers (as of the filing of this annual report on Form 10-K, all of the Company's facilities were open and able to operate at or near normal capacities);
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
As the situation surrounding COVID-19 remains fluid, it is difficult to predict the duration of the pandemic and the impact on the Company's business, operations, financial condition and cash flows. The severity of the impact on the Company's business in fiscal 2023 will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic (including the advent of variants and the impact of vaccination on infection and hospitalization rates), the extent and severity of the impact on the Company's customers and suppliers, the continued disruption to the manufacturing of and demand for our businesses' products and services, the effect of federal, state or local regulations regarding safety measures to address the spread of COVID-19, and the impact of the global business and economic environment on liquidity and the availability of capital, all of which are uncertain and cannot be predicted. Due to the evolving and uncertain nature of this event, the Company cannot predict at this time the full extent to which the COVID-19 pandemic will adversely impact the Company's business, results and financial condition, which will depend on many factors that are not known at this time. The Company is staying in close communication with its employees, customers and suppliers, and acting to mitigate the impact of this dynamic and evolving situation, but there is no guarantee the Company will be able to do so.
Our business is subject to intense competition.

The markets for our services are highly competitive and often lack significant barriers to entry enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services, is very competitive, and the intensity of the competition is expected to continue to increase. For more information, see “Part I, Item 1. Business—Competition.” Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for our products and services down, and these price reductions may reduce our revenue. The competition we face may also increase as a result of consolidation within the supply chain management and logistics industry. For example, if as a result of consolidation, our competitors are able to obtain more favorable terms from their suppliers, offer more comprehensive services to their customers, or otherwise take actions that increase their competitive strengths, our competitive position and therefore our business, results of operations and financial condition may be materially adversely affected.
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

A large portion of our Supply Chain business revenue comes from clients in the technology and consumer products sectors, which is intensely competitive and subject to rapid changes. A reduction or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic or a significant natural disaster (including as a result of climate change) or from supply chain issues, a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs, or a decrease in demand for our services could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. There is currently a market shortage of semiconductor and other electrical component supplies, which has affected, and could further affect, our Supply Chain clients in the computing and consumer electrical markets and, consequently, their demand for our offerings. We expect these supply chain challenges to continue through at least the first half of fiscal 2023 and potentially into the second half of fiscal 2023 or later. During periods of component shortages for our clients, we may also encounter reduced client demand, and accordingly, our revenue and profitability could suffer until other component sources can be developed.
We must maintain adequate levels of inventory in order to meet client needs, which presents risks to our financial position and operating results.

We must purchase and maintain adequate levels of inventory in order to meet client needs on a timely basis. The markets, including the technology sector served by many of our clients, are subject to rapid technological change, new and enhanced product specification requirements and evolving industry standards. These changes may cause inventory on hand to decline substantially in value or to rapidly become obsolete. The majority of our clients in the Supply Chain business offer protection from the loss in value of inventory. However, our clients may become unable or unwilling to fulfill their protection obligations, and the inability of our clients to do so could lower our gross margins and cause us to record inventory write-downs. If we are unable to manage the inventory on hand with our clients with a high degree of precision, we may have insufficient product supplies to meet demand or we may have excess inventory, resulting in inventory write-downs, which may harm our business, financial position and operating results.
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
We also face risks related to compliance with international and U.S. laws and regulations applicable to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions foreign exchange controls, U.S. laws such as export control laws, economic sanctions laws, and the Foreign Corrupt Practices Act, and similar laws in other countries, which also prohibit certain activities including corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal penalties against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries.
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
We are currently a party to various legal and other proceedings. See "Part I, Item 3. Legal Proceedings” of this Annual Report on Form 10-K. Trends in litigation may include class actions involving consumers, stockholders or employees, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could result in material damages and/or other expenses, which could adversely affect our financial condition and results of operations. We can provide no assurances as to the outcome of any litigation.
RISKS RELATED TO THE IWCO DIRECT DISPOSAL
The divestiture of IWCO Direct may not achieve the intended benefits and changes our exposures to other risks and uncertainties.
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

In addition, the divestiture poses risks and challenges that may adversely impact our business, including difficulties in the separation of operations, services and personnel, the diversion of management’s attention from other business concerns, transaction and transition costs, the disruption of business, and the potential loss of key employees. However, through the date of this filing we have not experienced any material adverse effects of these risks since the divestiture. As a result, we may not achieve the anticipated benefits of the divestiture.
Our future results of operations are solely dependent on the operations of our Supply Chain business segment and will differ materially from our previous results.

As a result of the IWCO Direct Disposal, our future financial results are expected to differ materially from our previous results. Starting with the three months ended April 30, 2022 (covered by the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, which was filed with the SEC on June 14, 2022), our financial results are dependent only on our Supply Chain segment. Our recently divested Direct Marketing business segment generated approximately 63% of our total net revenue for the fiscal year ended July 31, 2021 and represented approximately 78% of our consolidated assets as of July 31, 2021. However, the Direct Marketing business segment also represented the majority of all of our operating losses for fiscal year ended July 31, 2021. Thus, due to the IWCO Direct Disposal, we have experienced significant reductions in our future net revenue and assets, and have experienced lower net losses and operating losses. However, there can be no guarantee that the IWCO Direct Disposal will result in stronger long-term financial and operational results for our remaining Supply Chain business segment. Any downturn in our Supply Chain business could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the trading price of our common stock.

RISKS RELATED TO TAXATION

We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, "NOLs" or "Tax Benefits").

Our past operations generated significant NOLs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted in response to the COVID-19 pandemic which among, other things, amends the treatment of NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they expire for such purposes. Until they expire, we can carry forward NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021, we are allowed to carryback such NOLs to each of the five taxable years preceding the taxable year of such losses and generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely; however, except for NOLs generated in tax years beginning after December 31, 2017 and prior to January 1, 2021 (which can be carried back to reduce taxable income for the prior five tax years), any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2020 is limited to 80% of our taxable income for any tax year (computed without regard to the NOL deduction). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as "Current NOLs." The Company had net NOL carryforwards for federal and state tax purposes of approximately $2.1 billion and $111.0 million, respectively, at July 31, 2021, substantially all of which arose in tax years ending before January 1, 2018. We cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income.

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

Our ability to use our Current NOLs in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state taxable income in future years to use the Current NOLs before they expire, we will lose the benefit of the Current NOLs permanently. In addition to the generation of future federal and state taxable income, our ability to use our Current NOLs will depend significantly on our success in identifying suitable acquisition or investment candidates, and once identified, successfully consummating an acquisition of, or investment in these candidates. We have adopted an amendment to our Restated Certificate of Incorporation (the “Protective Amendment”) and a tax benefit preservation plan (“Tax Plan”), each designed to preserve our ability to utilize our NOLs, by preventing an “ownership change” within the meaning of Section 382 that would impair our ability to utilize our NOLs. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Benefits Preservation Plan.”

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

The Protective Amendment and Tax Plan are intended to deter persons or groups of persons from acquiring beneficial ownership of our Common Stock in excess of the specified limitations, as a way of preventing an “ownership change” and protecting our ability to use our NOLs. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Benefits Preservation Plan.” Nonetheless, the Protective Amendment and Tax Plan may have an “anti-takeover effect” because they may deter a person or group of persons from acquiring beneficial ownership of 4.99% or more of our outstanding common stock or, in the case of a person or group of persons that already own 4.99% or more of our outstanding common stock, from acquiring any additional common stock. The Protective Amendment and Tax Plan could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares of common stock.

Additionally, a stockholder’s ability to dispose of our common stock may be limited if the Protective Amendment or Tax Plan reduces the number of persons willing to acquire our common stock or the amount they are willing to acquire. Thus, the Protective Amendment and Tax Plan could severely reduce liquidity of our common stock, negatively impacting the value of your investment. A stockholder may also become a greater than 4.99% stockholder upon actions taken by persons related to, or affiliated with, that stockholder. Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of common stock approaches the proscribed level.

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

As of October 1, 2022, SPH Group Holdings LLC ("SPHG Holdings") and its affiliates, including Steel Partners Holdings L.P. ("Steel Holdings"), Handy & Harman Ltd. and Steel Partners, Ltd., beneficially owned approximately 50.0% of our outstanding capital stock, including 17,857,143 shares of common stock underlying Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Preferred Stock"), which vote on an as-converted basis together with our common stock, and 6,293,707 shares of common stock underlying a 7.50% Convertible Senior Note due 2024, which do not vote on an as-converted basis together with our common stock. In addition, as of July 31, 2022, a Section 13(d) group made of SPHG Holdings and certain of its affiliates, collectively owned 53.5% of our outstanding capital stock, representing 49.7% of the voting power of our capital stock. In addition, two of our board members include the Executive Chairman of the general partner of Steel Holdings and the President of Steel Holdings.

As a result of this board representation and ownership of our capital stock, SPHG Holdings and its affiliates are able to influence our management and affairs and many matters requiring stockholder approval, including the election of directors, the passage of a tax benefits preservation plan and certain amendments to our organizational documents. In addition, because a business combination, such as a merger or consolidation, requires the affirmative vote of 75% of our outstanding voting stock, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our common stock. SPHG Holdings and its affiliates may also have interests that are different from other shareholders and may vote in a way that may be adverse to our other stockholders' interests, conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of SPHG Holdings and its affiliates. See Note 22 of the accompanying notes to the consolidated financial statements included in Item 8 in this Report for additional information.

Members of our Board of Directors also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.

Some members of our Board of Directors also hold positions with Steel Holdings and its affiliates. Specifically, Warren G. Lichtenstein, our Interim Chief Executive Officer and Executive Chairman of the Board, is affiliated with Steel Holdings and is the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"). Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, a director, is the President and a director of Steel Holdings GP. See our definitive proxy statement on Schedule 14A filed August 23, 2022 for full biographical information for Messrs. Lichtenstein, Kassan and Howard.

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

On June 12, 2022, upon the recommendation of the Special Committee, the Company entered into the Merger Agreement with Steel Holdings and Merger Sub, pursuant to which Merger Sub will merge with and into the Company with the Company surviving the Merger as a wholly owned subsidiary of Steel Holdings. For information on the terms, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Proposed Merger with Steel Holdings” of this Annual Report on Form 10-K.

Consummation of the Merger is subject to customary closing conditions, including, but not limited to, (i) approval of the Merger by (a) the holders of a majority in voting power of the outstanding shares of common stock and Series C Preferred

Stock of the Company (voting on an as converted to shares of common stock basis), voting together as a single class, (b) a majority of the outstanding shares of common stock of the Company not owned, directly or indirectly, by Steel Holdings and its affiliates and related parties, and any other officers or directors of the Company and (c) the holders of a majority of the outstanding shares of Series C Preferred Stock of the Company voting as a separate class, (ii) the absence of any laws or orders restraining, enjoining or otherwise preventing, prohibiting or materially impeding or delaying the consummation of the Merger, (iii) the accuracy of the Company’s, Steel Holdings’ and Merger Sub’s, representations and warranties (subject to certain materiality qualifiers), (iv) Company’s, Steel Holdings’ and Merger Sub’s compliance in all material respects with their respective obligations under the Merger Agreement, and (v) the absence of any Company Material Adverse Effect (as defined in the Merger Agreement). We intend to pursue the satisfaction or waiver, as applicable, of each condition to the consummation of the Merger, including the preparation of a proxy statement, related SEC filings and receipt of requisite stockholder approval. However, no assurance can be given that such conditions to the consummation of the Merger will be satisfied or waived, as applicable, in a timely manner, or at all, that the agreement for the Merger will not be terminated by either party due to failure to consummate the Merger by December 9, 2022. Many of the conditions to the consummation of the Merger are not within our control, and we cannot predict if or when these conditions will be satisfied or waived.

If the conditions to the consummation of the Merger are not satisfied or waived in a timely manner, or at all, the Merger may be delayed or we may be unable to consummate the Merger, which could adversely affect our stock price, business and financial condition.

Additionally, a “going private” transaction, such as the Merger, or any other potential strategic alternative transaction, exposes us, our Board of Directors and the Special Committee to heightened risk of litigation, which may delay the closing of the Merger or result in significant costs and expenses to us, which may impair our ability to complete the Merger or adversely affect our results of operations.

The Company’s possible inability to pay the redemption price of its Series C Convertible Preferred Stock or the effect of such payment on its liquidity could materially adversely impact its liquidity and financial condition.

On December 15, 2017, the Company entered issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock, par value $0.01 per share (the "Preferred Stock"). For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Preferred Stock.” Under the terms of the Preferred Stock, each share of Preferred Stock can be converted into shares of the Company's Common Stock, at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable, at the Company's option, in cash or Common Stock. There are several triggering events upon which the Company or the holders of the Preferred Stock have the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock. Additionally, on or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in the Series C Certificate of Designations). If holders of the Preferred Stock exercise this right to require the Company to redeem all the Preferred Stock, the Company may have insufficient liquidity to pay the redemption price or the Company’s payment of the redemption price may adversely impact the Company’s liquidity and ability to finance its operations.

RISKS RELATED TO OUR INDEBTEDNESS

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

Our only outstanding debt is under our 7.50% Senior Convertible Notes, but indebtedness we incur in the future could have important consequences for us and our stockholders. For more information, see "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Financing Arrangements" of this Annual Report on Form 10-K.
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

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM  2.— PROPERTIES

Our corporate headquarters are located in Smyrna, Tennessee. As of July 31, 2022, our Supply Chain business leased more than 20 sites in several countries from which we operate ModusLink, which consist of office and warehouse space and are located throughout the world, including, but not limited to, the United States, Mexico, the Netherlands, the Czech Republic, Ireland, Singapore, Japan, Australia and Mainland China.

We believe that our existing properties are suitable and adequate for our present purposes and provide sufficient capacity to meet our anticipated requirements, and that new facilities will be available in the event we need additional or new space.

ITEM 3.— LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 10 to our consolidated financial statements and is incorporated by reference into this Item 3. For an additional discussion of certain risks associated with legal proceedings, also see “Part I, Item 1A. Risk Factors" of this Report.

ITEM 4.— MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of July 31, 2022, we had 60,529,558 common shares issued and outstanding. Our common stock is traded on the Nasdaq Capital Market under the symbol "STCN."

Stockholders

As of July 31, 2022, there were approximately 306 holders of record of common stock of the Company. This number does not include beneficial owners for whom shares are held by nominees in street name.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not make any purchases of its common stock during the year ended July 31, 2022.

Equity Compensation Plans

Information regarding the Company's equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

Equity Performance Graph

Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this item.

ITEM 6.— SELECTED FINANCIAL DATA

RESERVED

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

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K, which recasts the financial information in the Company's Annual Report on Form 10-K for the year ended July 31, 2021 to present IWCO Direct (formerly our Direct Marketing segment) as a discontinued operation.

Overview

Steel Connect, Inc. (the "Company") is a holding company which operates through its wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which serves the supply chain management market.

ModusLink provides digital and physical supply chain solutions to many of the world's leading brands across a diverse range of industries, including consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, medical devices, retail and luxury and connected devices. These solutions are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. With a global footprint spanning North America, Europe and the Asia Pacific region, the Company's solutions and services are designed to improve end-to-end supply chains in order to drive growth, lower costs, and improve profitability.

Disposition of IWCO Direct Holdings, Inc. ("IWCO Direct" or "Direct Marketing")

Beginning in the second quarter of 2020, with the shutdown of the U.S. economy due to the COVID-19 pandemic, IWCO Direct’s business was significantly and adversely affected by a material reduction in customer mailing activities. Against this backdrop, the Company held, on behalf of IWCO Direct, extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361 million outstanding as of January 31, 2022 that was to mature in December 2022. In addition, the Company’s Board of Directors considered a range of strategic options to address the impending maturity. In mid-January 2022, it became apparent that it would not be possible to extend or refinance the credit facility prior to its maturity. In addition, short-term funding under the revolving credit facility became unavailable. IWCO Direct was in the process of implementing the previously disclosed competitive improvement plan (“CIP”) intended to address the changing requirements of its customers and markets. Despite initial favorable outcomes and improving prospects from the CIP, the Company was unable to amend IWCO Direct's credit facility or identify alternatives to refinance IWCO Direct’s indebtedness given the magnitude of that indebtedness relative to the performance of IWCO Direct’s business.

In light of these developments, the Board of Directors determined that it was in the best interests of the Company’s stockholders to pursue an orderly and consensual disposition of IWCO Direct to the Cerberus-led investor group. Although the Board of Directors considered other alternatives for IWCO Direct, the Board of Directors concluded that such alternatives would not be viable and on February 25, 2022, the Company completed the disposition of IWCO Direct to the Cerberus-led investor group (the entire transaction being referred to as the “IWCO Direct Disposal”). The Company did not receive any cash consideration from the Cerberus-led investor group in exchange for the disposition of IWCO Direct.

The Company deconsolidated IWCO Direct as of February 25, 2022 as it no longer held a controlling financial interest as of that date. The results of IWCO Direct are presented as a discontinued operation in all periods reported. Refer to Notes 1 and 3 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information on the IWCO Direct Disposal.
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the fiscal years ended July 31, 2022 and 2021, the Company's 10 largest clients accounted for approximately 78% and 81% of consolidated net revenue from continuing operations, respectively. Two customers accounted for approximately 31% and 12% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2022, and one customer accounted for 42% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2021. No other clients accounted for greater than 10% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2022 and 2021.
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

Impact of COVID-19

The ongoing COVID-19 pandemic (in particular, the emergence of new variants of the virus across the globe) has caused, and continues to cause, significant disruptions in the U.S. and global economies. For example, national and local governments in the United States and around the world continue to implement measures to prevent the spread of COVID-19 and its variants, including travel bans, prohibitions on group events and gatherings, shutdowns of certain businesses, quarantines, curfews, and recommendations to practice physical distancing. Such measures have restricted and continue to restrict individuals’ daily activities and curtail or cease many businesses’ normal operations. The COVID-19 pandemic has adversely impacted, and is likely to further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our clients, suppliers, and business partners. Beginning in March 2020, when the World Health Organization categorized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency, we experienced impacts to our customers' demand, facility operations, supply chain, availability and productivity of personnel, while also working to comply with rapidly evolving international, federal, state and local restrictions and recommendations on travel and workplace health and safety. We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in the third and fourth quarters of fiscal year 2020, as well as the four quarters of fiscal year 2021. However, these temporary closures did not have a significant impact on ModusLink’s operations.

An outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. In April and May 2022, there were further temporary lockdown orders which impacted several ModusLink facilities in China; however, ModusLink was able to resume operations on May 5, 2022 at one site and at another site on May 31, 2022. In July 2022, there were further temporary lockdown orders which impacted one ModusLink facility in China. In September and October 2022, there were further temporary lockdown order which impacted several ModusLink facilities in China. The lockdowns in China have not had a significant impact to ModusLink’s operations through the filing of this Annual Report on Form 10-K. If the situation continues at this level or worsens, however, it could result in a potential adverse impact on our business, results of operations and financial condition. We will evaluate further actions if circumstances warrant.

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

Additionally, against the backdrop of the reduction in IWCO Direct's business, the Company held extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361.3 million outstanding as of January 31, 2022 that was to mature in December 2022. These discussions ultimately resulted in the disposition of IWCO Direct. For more information, see “Disposition of IWCO Direct” above and
Note 3 below. We continue our focus on cash management and liquidity, which includes aggressive working capital management.

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

Recent Developments

Proposed Merger with Steel Holdings

On June 12, 2022, the Company, Steel Partners Holdings L.P. (“Steel Holdings”) and SP Merger Sub, Inc., a wholly-owned subsidiary of Steel Holdings (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Steel Holdings. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by the Company, Steel Holdings or any of their respective subsidiaries) will, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest and (ii) one contingent value right to receive a pro rata share of the proceeds received by the Company, Steel Holdings or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within two years of the Merger’s closing date, to the extent such proceeds exceed $80 million plus certain related costs and expenses. Steel Holdings and certain of its affiliates have also entered into a Voting and Support Agreement pursuant to which, among other things, they have agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company's Board of Directors (acting on the recommendation of the special committee (the “Special Committee”) of independent and disinterested directors formed to consider and negotiate the terms and conditions of the Merger and to make a recommendation to our Board of Directors).

The Merger Agreement includes a "go-shop" period that expired at 11:59 p.m. Eastern time on July 12, 2022, during which the Company was authorized to actively solicit and consider alternative acquisition proposals. Although the Company's financial advisor contacted or held discussions with numerous parties, no offers were received during the go shop period.

The closing of the Merger is conditioned upon receipt of approval of the Merger from (i) the holders of a majority in voting power of the outstanding shares of common stock and Series C Preferred Stock of the Company (voting on an as converted to shares of common stock basis), voting together as a single class, (ii) a majority of the outstanding shares of common stock of the Company not owned, directly or indirectly, by Steel Holdings and its affiliates and related parties, and any other officers or directors of the Company, and (iii) the holders of a majority of the outstanding shares of Series C Preferred Stock of the Company, voting as a separate class, as well as other customary closing conditions. Accordingly, there can be no assurance that the Company will be able to complete the Merger on the expected timeline or at all. See “Part I, Item 1A. Risk Factors” included in this Annual Report on Form 10-K.

Our Board of Directors, acting on the unanimous recommendation of the Special Committee, and the Board of Directors of Steel Partner Holdings GP Inc., the general partner of Steel Holdings, approved the Merger Agreement and the transactions contemplated by the Merger Agreement (such transactions, collectively, the “Transactions”) and resolved to recommend the stockholders adopt the Merger Agreement and approve the Transactions. The Special Committee, which is comprised solely of independent and disinterested directors of the Company who are unaffiliated with Steel Holdings, exclusively negotiated the terms of the Merger Agreement with Steel Holdings, with the assistance of its independent financial and legal advisors.

Subject to the satisfaction of all of the conditions to closing, including the receipt of the requisite stockholder approvals, the Merger is expected to close in the last quarter of calendar 2022.

Results of Operations

Unless otherwise noted, this discussion of operating results relates to our continuing operations.

Fiscal Year 2022 Compared to Fiscal Year 2021

	Fiscal Year Ended July 31, 2022	Fiscal Year Ended July 31, 2021	$ Change[1]	% Change[1]
	(In thousands)
Net revenue	$203,272	$226,256	$(22,984)	(10.2)%
Cost of revenue	(161,736)	(178,552)	16,816	9.4%
Gross profit	41,536	47,704	(6,168)	(12.9)%
Gross margin percentage	20.4%	21.1%
Selling, general and administrative	(40,373)	(49,274)	8,901	18.1%
Interest expense	(3,120)	(2,615)	(505)	(19.3)%
Other gains, net	4,089	1,187	2,902	244.5%
Income (loss) from continuing operations before income taxes	2,132	(2,998)	5,130	171.1%
Income tax expense	(11,388)	(8,837)	(2,551)	(28.9)%
Net loss from continuing operations	(9,256)	(11,835)	2,579	21.8%
Net loss from discontinued operations	(1,712)	(32,556)	30,844	94.7%
1 favorable (unfavorable) change

Net Revenue:

Consolidated net revenue from continuing operations, for the fiscal year ended July 31, 2022, decreased by approximately $23.0 million, as compared to the fiscal year ended July 31, 2021. This decrease in net revenue was primarily driven by lower volume associated with clients in the computing and consumer electronics markets which have been negatively impacted by global market shortage of semiconductor and other electrical component supplies. Fluctuations in foreign currency exchange rates had an insignificant impact on the net revenue for the fiscal year ended July 31, 2022, as compared to the same period in the prior year.

Cost of Revenue:

Consolidated cost of revenue from continuing operations consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Supply Chain's cost of revenue decreased by $16.8 million for the fiscal year ended July 31, 2022, as compared to the prior year, primarily due to a $17.0 million decrease in materials procured on behalf of clients. Supply Chain's gross margin percentage for the fiscal year ended July 31, 2022 decreased 70 basis points to 20.4% from 21.1% in the fiscal year ended July 31, 2021, primarily due to lower revenues and higher labor costs. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the fiscal year ended July 31, 2022, as compared to the same period in the prior year.

Selling, General and Administrative:

Consolidated selling, general and administrative expenses ("SG&A") from continuing operations consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. SG&A expenses for the fiscal year ended July 31, 2022 decreased by approximately $8.9 million, as compared to the same period in the prior year. Supply Chain's SG&A expenses decreased by $10.7 million primarily due to lower costs associated with the information technology function for the Supply Chain segment. Corporate-level activity increased by $1.8 million, primarily due to an increase in professional fees. Fluctuations in foreign currency exchange rates had an insignificant impact on SG&A expenses for the fiscal year ended July 31, 2022.

Interest Expense:

Total interest expense, net, for the year ended July 31, 2022 increased by approximately $0.5 million primarily due to higher interest expense related to accretion of the discount on the SPHG Note.

Other Gains, Net:

Other gains, net for the fiscal year ended July 31, 2022 were approximately $4.1 million. Other gains, net included gains of $0.9 million from the derecognition of accrued pricing liabilities in the Supply Chain segment, net realized and unrealized foreign exchange gains of $2.4 million, and $0.7 million of sublease income in the Supply Chain segment.

Other gains, net for the fiscal year ended July 31, 2021 were approximately $1.2 million. Other gains, net included gains of $3.2 million from the derecognition of accrued pricing liabilities in the Supply Chain segment, partially offset by net realized and unrealized foreign exchange losses of $1.9 million in the Supply Chain segment.

Income Tax Expense:

Company recorded income tax expense of approximately $11.4 million and $8.8 million for the fiscal years ended July 31, 2022 and 2021, respectively. The increase in income tax expenses for the year ended July 31, 2022 is primarily due to the income tax expense associated with an increase in the valuation allowance recorded on deferred tax assets as a result of the IWCO Direct disposal.

Net Loss from Continuing Operations:

Net loss from continuing operations for the year ended July 31, 2022 decreased $2.6 million, as compared to the same period in the prior year. The decrease in net loss from continuing operations is primarily due an increase in foreign exchange gains and an increase in operating income, partially offset by an increase in income taxes.

Net Loss from Discontinued Operations:

Net loss from discontinued operations for the year ended July 31, 2022 and 2021 were $1.7 million and $32.6 million, respectively, and reflects the net loss for IWCO Direct. See Note 3 to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" included in this Annual Report on Form 10-K.

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

July 31, 2022
(In thousands)
Cash and cash equivalents	$53,142
Readily available borrowing capacity under Umpqua Revolver	11,890
$65,032

Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the fiscal year ended July 31, 2022 relating to this aspect of the U.S. Tax Reform. In future years, the Company believes that it will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor. However, foreign laws may delay or add cost to any repatriation of cash from outside the U.S., which costs or delays may be significant.

Disposal of IWCO Direct

As a result of the IWCO Direct Disposal, the Company has no debt outstanding under the Cerberus Credit Facility (as defined below) as of July 31, 2022. Additionally, the CIP, which had estimated future cash outflows remaining of approximately $44 million, is no longer a future cash outflow of the Company.

Consolidated net working capital was $26.0 million at July 31, 2022, compared with $22.3 million at July 31, 2021. Included in net working capital were cash and cash equivalents of $53.1 million at July 31, 2022 and $58.1 million at July 31, 2021. The improvement in net working capital was primarily related to an increase in accounts receivable of $3.5 million from the fiscal year ended July 31, 2021.

Sources and uses of cash for the year ended July 31, 2022, as compared to the year ended July 31, 2021, are as follows:

	Fiscal Year Ended July 31,
	2022	2021	Change
	(In thousands)
Net cash used in operating activities	$(3,134)	$(8,110)	$4,976
Net cash used in investing activities	(1,485)	(1,035)	(450)
Net cash used in financing activities	(2,297)	(2,195)	(102)

Operating Activities: Net cash used in operating activities was $3.1 million for the fiscal year ended July 31, 2022, compared to $8.1 million for the fiscal year ended July 31, 2021. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment. The decrease in cash used as compared to the prior fiscal year was primarily due to an increase in working capital of $3.8 million.

Investing Activities: Net cash used in investing activities was $1.5 million and $1.0 million for the fiscal year ended July 31, 2022 and 2021, respectively, and was primarily comprised of capital expenditures. The increase in capital expenditures in the fiscal year ended July 31, 2022 is primarily due to reduced capital spending in the prior year as a result of the COVID-19 pandemic.

Financing Activities: The $2.3 million and $2.2 million of cash used in financing activities during the fiscal year ended July 31, 2022 and 2021, respectively, was primarily due to $2.1 million in payment of preferred dividends in each period.

Following is a summary of Company’s outstanding debt and financing agreements and preferred stock. Refer to Notes 7 and 19 to our consolidated financial statements for further information.

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

At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with Nasdaq Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date. As of July 31, 2022 and 2021, outstanding debt in both periods consisted of the $14.9 million 7.50% Convertible Senior Note due March 1, 2024. As of July 31, 2022 and July 31, 2021, the net carrying value of the SPHG Note was $11.0 million, and $9.3 million, respectively.
Umpqua Revolver

On March 16, 2022, ModusLink, as borrower, submitted a notice of termination to MidCap Financial Trust for its $12.5 million revolving credit facility (the “MidCap Credit Facility”), and entered into a new credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. There was no balance outstanding on the Midcap Credit Facility of at the time of its termination. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. Steel Connect, Inc. (“Parent”) is not a borrower or a guarantor under the Umpqua Revolver. Under the Umpqua Revolver, ModusLink is permitted to make distributions to the Parent, in an aggregate amount not to exceed $10.0 million in any fiscal year.

As of July 31, 2022, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of July 31, 2022, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding for letters of credit.

Cerberus Credit Facility

The Cerberus Credit Facility consisted of a term loan facility (the “Cerberus Term Loan”) and a $25 million revolving credit facility (the “Revolving Facility”) (together the “Cerberus Credit Facility”) which was to mature on December 15, 2022. On February 25, 2022, the Company transferred all of its interests in IWCO Direct and the financial obligations of the Cerberus Credit Facility as part of the IWCO Direct Disposal. As a result, the Company has no debt or access to future borrowings under the Cerberus Credit Facility.

Preferred Stock

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement (the "Purchase Agreement") with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock, par value $0.01 per shares, or the Preferred Stock, to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the "Preferred Stock Transaction"). The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the "Series C Certificate of Designations"), which has been filed with the Secretary of State of the State of Delaware.

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the Company's Common Stock at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable, at the Company's option, in cash or Common Stock. If at any time the closing bid price of the Company's Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) 100% of the stated value per share of Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock dividend, stock split, stock combination, reclassification or other similar transactions with respect to the Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Preferred Stock, in each case as the date of the triggering event.

On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in the Series C Certificate of Designations), or approximately $35.2 million. If holders of the Preferred Stock exercise this right to require the Company to redeem all the Preferred Stock, the Company may have insufficient liquidity to pay the redemption price, or the Company’s payment of the redemption price would likely adversely impact the Company’s liquidity and ability to finance its operations.

Steel Connect, Inc.(as parent company, the “Parent”)

The Parent believes it has access to adequate resources to meet its needs for normal operating costs, debt obligations and working capital for at least the next twelve months. Upon a redemption request of the Preferred Stock (as discussed above), the Parent believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations.

ModusLink believes that if dividends to the Parent are required, it would have access to adequate resources to meet its operating needs while remaining in compliance with the Umpqua Revolver's covenants over the next twelve months. However, there can be no assurances that ModusLink will continue to have access to its line of credit if its financial performance does not satisfy the financial covenants set forth in its financing agreement, which could also result in the acceleration of its debt obligations by its lender, adversely affecting liquidity.

Contractual Obligations

Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures and execute management’s strategic plans including the IWCO Direct CIP. As of July 31, 2022, we had contractual cash obligations to repay debt, make payments under operating and capital lease leases, and make dividend payments. As of July 31, 2022, payments due under these long-term obligations are as follows:

	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
	(In thousands)
Debt(1)	$—	$14,940	$—	$—	$14,940
Interest payments(2)	1,136	1,139	—	—	2,275
Operating lease liabilities	7,151	7,941	4,819	—	19,911
Financing lease liabilities	38	—	—	—	38
Preferred dividend payments	2,100	4,200	4,200	†	10,500
	$10,425	$28,220	$9,019	$—	$47,664

(1) Represents principal amount of debt and only includes scheduled principal payments.
(2) Represents expected interest payments on debt. Interest payments based on variable interest rates were determined using the interest rate in effect as of July 31, 2022.
† Holders of the Preferred Stock receive dividends at 6% per annum. In addition, beginning December 15, 2022, each holder of the Preferred Stock can require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).

Critical Accounting Policies

Our significant accounting policies are discussed in Note 2 to our audited consolidated financial statements. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to: (1) revenue recognition; (2) valuation allowances for trade and other receivables and inventories; (3) the valuation of long-lived assets; (4) contingencies, including litigation reserves; (5) restructuring charges and related severance expenses; (6) litigation reserves; (7) pension obligations; (8) going concern assumptions; (9) accrued pricing and tax related liabilities and; (10) incremental borrowing rate to determine present value of lease payments. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: recognition of revenue; determining the valuation of inventory and related reserves; accounting for impairment of long-lived assets; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in estimates are reflected in the periods in which they become known. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to recoverability of assets; and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the critical accounting policies below contain the more significant judgments and estimates used in the preparation of our financial statements:

•Revenue recognition
•Accounting for impairment of long-lived assets
•Income taxes
•Leases

Revenue Recognition

The Company recognizes revenue from its contracts with customers primarily from the sale of supply chain management services. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For ModusLink's supply chain management services arrangements, the services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

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

Performance Obligations and Standalone Selling Price

The Company's contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require certain judgment. For arrangements with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region in determining the range of standalone selling prices.

Variable Consideration

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

Principal Versus Agent Revenue Recognition

For revenue generated from contracts with customers involving another party, the Company considers whether it maintains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment and discretion in establishing price. Revenues are recognized on a gross basis if the Company is acting in the capacity of a principal and on a net basis if it's acting in the capacity of an agent.

Accounting for Impairment of Long-Lived Assets

Our long-lived assets include property, plant and equipment, capitalized software development costs for software to be sold, leased or otherwise marketed, and certain long-term investments. As of July 31, 2022, the consolidated carrying values of our property, plant and equipment were $3.5 million, which represented 2.6% of total assets. We review the valuation of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value or net realizable value expected to result from the asset's use and eventual disposition. We use a variety of factors to assess valuation, depending upon the asset. Long-lived assets are evaluated based upon the expected period the asset will be utilized and other factors depending on the asset, including estimated future sales, profits and related cash flows. Changes in estimates and judgments on any of these factors could have a material impact on our results of operations and financial position.

Income Taxes

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.2 billion and $153.7 million, respectively, as of July 31, 2022. Income taxes are accounted for under the provisions of ASC 740, Income Taxes, using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. As of July 31, 2022 and 2021, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance accordingly. The Company also performs a valuation allowance scheduling exercise based on the deferred tax assets and liabilities as of July 31, 2022.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2022.

Leases

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

Tax Benefits Preservation Plan

Our past operations generated significant net operating losses, or NOLs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted in response to the COVID-19 pandemic which among, other things, amends the treatment of NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they "expire" for such purposes. Until they expire, we can "carry forward" NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021, we are allowed to carryback such NOLs to each of the five taxable years preceding the taxable year of such losses and generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely; however, except for NOLs generated in tax years beginning after December 31, 2017 and prior to January 1, 2021 (which can be carried back to reduce taxable income for the prior five tax years), any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2020 is limited to 80% of our taxable income for any tax year (computed without regard to the NOL deduction). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as "Current NOLs." The Company had net NOL carryforwards for federal and state tax purposes of approximately $2.2 billion and $153..7 million, respectively, at July 31, 2022, $2.02 billion of the federal NOL arose in tax years ending before January 1, 2018 and $138 million arose post January 1, 2018. We cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to Taxation—We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, the ‘NOLs’ or ‘Tax Benefits’).”

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

The federal net operating losses will expire from fiscal year 2023 through 2038, and the state net operating losses will expire from fiscal year 2023 through 2041. The Company's ability to use its Tax Benefits would be substantially limited if the Company undergoes an Ownership Change. The Protective Amendment and Tax Plan are intended to prevent an Ownership Change of the Company that would impair the Company's ability to utilize its Tax Benefits.

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

Initially, the Rights will be attached to all certificates representing shares of common stock then outstanding, and no separate rights certificates will be distributed. In the case of book entry shares, the Rights will be evidenced by notations in the book entry accounts. Subject to certain exceptions specified in the Tax Plan, the Rights will separate from the common stock and a distribution date (the “Distribution Date”) will occur upon the earlier of (i) ten (10) business days following a public announcement that a stockholder (or group) has become a beneficial owner of 4.99% or more of the shares of common stock then outstanding or (ii) ten (10) business days (or such later date as the Board determines) following the commencement of a tender offer or exchange offer that would result in a person or group becoming a 4.99% stockholder.

Pursuant to the Tax Plan and subject to certain exceptions, if a stockholder (or group) becomes a new 4.99% stockholder after adoption of the Tax Plan, the Rights would generally become exercisable and entitle stockholders (other than the new 4.99% stockholder or group) to purchase additional shares of the Company at a significant discount, resulting in substantial dilution in the economic interest and voting power of the 4.99% stockholder (or group). In addition, under certain circumstances in which the Company is acquired in a merger or other business combination after a non-exempt stockholder (or group) becomes a 4.99% stockholder, each holder of the Right (other than the 4.99% stockholder or group) would then be entitled to purchase shares of the acquiring company's common stock at a discount.

The Protective Amendment does not expire. The Rights are not exercisable until the Distribution Date and will expire at 11:59 p.m., on January 18, 2024, unless the Rights are earlier redeemed or exchanged as provided in the Tax Plan or the Board of Directors earlier determines that the Tax Plan is no longer necessary or desirable for the preservation of the Tax Benefits. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to Taxation—We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, the ‘NOLs’ or ‘Tax Benefits’).”

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
Smyrna, Tennessee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Connect, Inc. and subsidiaries (the “Company”) as of July 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended July 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Determination of Incremental Borrowing Rates for Leases

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company adopted ASC 842, Leases, on August 1, 2019. Operating lease ROU assets and liabilities as of July 31, 2022, were $19.7 million and $19.4 million, respectively. The Company calculates the operating lease ROU assets and liabilities as the present value of fixed lease payments over the reasonably certain lease term at the commencement of the lease. When the discount rate implicit in the lease is not readily available, the Company used its incremental borrowing rate to determine the present value of future lease payments. The determination of incremental borrowing rates involves significant judgment by management.

We identified the determination of incremental borrowing rates for leases that were newly executed or modified during the year as a critical audit matter. Significant judgment is required by management to develop inputs and assumptions used to determine the incremental borrowing rate for lease contracts. Auditing the reasonableness of these inputs and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters including the extent of specialized skill or knowledge needed.

The primary procedure we performed to address this critical audit matter included:

⦁    Reviewing the terms of the lease agreement
⦁    Utilizing personnel with specialized knowledge and skills in valuation to assist in developing our own independent estimates of fully collateralized incremental borrowing rates for certain newly executed and certain amended lease contracts by (i) developing synthetic credit ratings for the Company; (ii) estimating the incremental borrowing rate from market yield curves; and (iii) comparing the derived incremental borrowing rates associated with different lease terms to the estimated incremental borrowing rates developed by the Company.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

New York, NY
November 8, 2022

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$53,142	$58,117
Accounts receivable, trade, net of allowance for doubtful accounts of $44 and $49 at July 31, 2022 and 2021, respectively	40,083	36,547
Inventories, net	8,151	9,043
Funds held for clients	4,903	8,212
Prepaid expenses and other current assets	3,551	4,958
Current assets of discontinued operations	—	96,522
Total current assets	109,830	213,399
Property and equipment, net	3,534	4,616
Operating lease right-of-use assets	19,655	18,253
Other assets	4,730	5,692
Long-term assets of discontinued operations	—	434,421
Total assets	$137,749	$676,381

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,553	$29,829
Accrued expenses	28,396	32,653
Funds held for clients	4,903	8,212
Current lease obligations	6,466	9,630
Other current liabilities	13,482	14,277
Current liabilities of discontinued operations	—	123,392
Total current liabilities	83,800	217,993
Convertible note payable	11,047	9,343
Long-term lease obligations	12,945	8,719
Other long-term liabilities	3,983	3,863
Long-term liabilities of discontinued operations	—	395,071
Total long-term liabilities	27,975	416,996
Total liabilities	111,775	634,989
Commitments and contingencies (Note 10)
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at July 31, 2022 and 2021	35,180	35,180
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at July 31, 2022 and 2021; zero shares issued and outstanding at July 31, 2022 and 2021	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,529,558 issued and outstanding shares at July 31, 2022; 63,099,496 issued and outstanding shares at July 31, 2021	605	632
Additional paid-in capital	7,479,366	7,478,638
Accumulated deficit	(7,493,317)	(7,480,220)
Accumulated other comprehensive income	4,140	7,162
Total stockholders' (deficit) equity	(9,206)	6,212
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$137,749	$676,381

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended July 31,
	2022	2021
Net revenue	$203,272	$226,256
Cost of revenue	161,736	178,552
Gross profit	41,536	47,704
Operating expenses:
Selling, general and administrative	40,373	49,274
Total operating expenses	40,373	49,274
Operating income (loss)	1,163	(1,570)
Other income (expense):
Interest income	58	11
Interest expense	(3,120)	(2,615)
Other gains, net	4,031	1,176
Total other income (expense)	969	(1,428)
Income (loss) from continuing operations before income taxes	2,132	(2,998)
Income tax expense	11,388	8,837
Net loss from continuing operations	(9,256)	(11,835)
Net loss from discontinued operations	(1,712)	(32,556)
Net loss	(10,968)	(44,391)
Less: Preferred dividends on redeemable preferred stock	(2,129)	(2,129)
Net loss attributable to common stockholders	$(13,097)	$(46,520)

Basic and diluted net loss per share attributable to common stockholders:
Continuing operations	$(0.19)	$(0.23)
Discontinued operations	(0.03)	(0.52)
Basic and diluted net loss per share	$(0.22)	$(0.75)

Weighted average common shares used in:
Basic and diluted loss per share	59,964	62,142

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended July 31,
	2022	2021
Net loss	$(10,968)	$(44,391)
Other comprehensive income:
Foreign currency translation adjustment	(3,699)	4,737
Pension liability adjustments, net of tax	677	(1,418)
Other comprehensive (loss) income	(3,022)	3,319
Comprehensive loss	$(13,990)	$(41,072)

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at July 31, 2020	62,787,919	$628	$7,478,047	$(7,433,700)	$3,843	$48,818
Net loss	—	—	—	(44,391)	—	(44,391)
Preferred dividends	—	—	—	(2,129)	—	(2,129)
Issuance of common stock pursuant to employee stock purchase plan	9,145	—	4	—	—	4
Restricted stock grants, net of forfeitures	302,432	4	(4)	—	—	—
Share-based compensation	—	—	591	—	—	591
Other comprehensive items	—	—	—	—	3,319	3,319
Balance at July 31, 2021	63,099,496	$632	$7,478,638	$(7,480,220)	$7,162	$6,212
Net loss	—	—	—	(10,968)	—	(10,968)
Preferred dividends	—	—	—	(2,129)	—	(2,129)
Issuance of common stock pursuant to employee stock purchase plan	499	—	—	—	—	—
Restricted stock grants, net of forfeitures	(2,570,437)	(27)	27	—	—	—
Share-based compensation	—	—	701	—	—	701
Other comprehensive items	—	—	—	—	(3,022)	(3,022)
Balance at July 31, 2022	60,529,558	$605	$7,479,366	$(7,493,317)	$4,140	$(9,206)

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,968)	$(44,391)
Loss from discontinued operations, net of tax	1,712	32,556
Loss from continuing operations	(9,256)	(11,835)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,220	3,403
Amortization of deferred financing costs	102	137
Accretion of debt discount	1,704	1,289
Share-based compensation	701	591
Deferred taxes	9,041	7,230
Non-cash lease expense	9,425	9,953
Other (gains) losses, net	(4,087)	439
Changes in operating assets and liabilities:
Accounts receivable, net	(5,256)	13,548
Inventories, net	323	1,628
Prepaid expenses and other current assets	1,065	(484)
Accounts payable and accrued expenses	801	(18,726)
Refundable and accrued income taxes, net	(471)	15,667
Other assets and liabilities	(9,446)	(30,950)
Net cash used in operating activities	(3,134)	(8,110)
Cash flows from investing activities:
Additions to property and equipment	(1,485)	(1,217)
Proceeds from the disposition of property and equipment	—	182
Net cash used in investing activities	(1,485)	(1,035)
Cash flows from financing activities:
Payments of preferred dividends	(2,129)	(2,129)
Payment of deferred financing costs	(95)
Repayments on capital lease obligations	(73)	(70)
Proceeds from issuance of common stock	—	4
Net cash used in financing activities	(2,297)	(2,195)
Net effect of exchange rate changes on cash and cash equivalents	(1,368)	597
Net increase in cash, cash equivalents and restricted cash	(8,284)	(10,743)
Cash, cash equivalents and restricted cash, beginning of period	66,329	77,072
Cash, cash equivalents and restricted cash, end of period	$58,045	$66,329

Cash flows from discontinued operations:
Operating activities	$(6,738)	$31,176
Investing activities	625	(2,291)
Financing activities	4,230	(7,642)
Net cash (used in) provided by discontinued operations	$(1,883)	$21,243

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)NATURE OF OPERATIONS

Steel Connect, Inc., (the "Company"), is a holding company which operates through its wholly-owned subsidiary ModusLink Corporation ("ModusLink" or "Supply Chain").

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

Disposition of IWCO Direct

On February 25, 2022, the Company entered into a transaction agreement (the “Transaction Agreement”) with (a) IWCO Direct Holding Inc. (''IWCO Direct" or "Direct Marketing") and its indirect subsidiaries, (b) Cerberus Business Finance, LLC, in its capacities as collateral agent and administrative agent under a financing agreement (in such capacities, the “Agent”), dated as of December 15, 2017, between IWCO Direct, IWCO Direct’s direct and indirect subsidiaries, the Agent and the lenders party thereto (the “Lenders”) (the “Financing Agreement”), (c) the Lenders, (d) the Lenders or their respective designees listed on the signature pages to the Transaction Agreement under the caption “Participating Lender Purchasers” (the “Participating Lender Purchasers”), (e) SPH Group Holdings LLC (the “Sponsor”) and (f) Instant Web Holdings, LLC (the “Buyer”), an entity owned by the Participating Lender Purchasers. On the Effective Date (as defined in the Transaction Agreement) and pursuant to the terms of the Transaction Agreement, the Company transferred all of its interests in IWCO Direct to the Buyer as part of a negotiated restructuring of the capital structure and certain financial obligations of IWCO Direct under the Financing Agreement as contemplated by the Transaction Agreement. The assets and liabilities and results of operations of the IWCO Direct business are reported as discontinued operations for all periods presented. See Note 3 for additional information.

All references made to financial data in this Annual Report on Form 10-K are to the Company's continuing operations, unless otherwise specifically noted.

Liquidity and Capital Resources

Steel Connect, Inc.(as parent company, the “Parent”)

Historically, the Parent has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The Parent believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, debt obligations and working capital for at least the next twelve months. Upon a redemption request of the Preferred Stock (as discussed in Note 19), the Parent believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations.

As of July 31, 2022, these resources include cash and cash equivalents and and ModusLink's credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. There was $0.6 million outstanding on the Umpqua Revolver as of July 31, 2022. See Note 7 for further details regarding the Umpqua Revolver.

ModusLink believes that if dividends to the Parent are required, it would have access to adequate resources to meet its operating needs while remaining in compliance with the Umpqua Revolver's covenants over the next twelve months. However, there can be no assurances that ModusLink will continue to have access to its line of credit if its financial performance does not satisfy the financial covenants set forth in its financing agreement, which could also result in the acceleration of its debt obligations by its lender, adversely affecting liquidity.

As of July 31, 2022 and 2021, the Company had cash and cash equivalents of $53.1 million and $58.1 million, respectively. As of July 31, 2022, the Company's continuing operations had a net working capital of $26.0 million.

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

An outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. In April and May 2022, there were further temporary lockdown orders which impacted several ModusLink facilities in China; however, ModusLink was able to resume operations on May 5, 2022 at one site and at another site on May 31, 2022. In July 2022, there were further temporary lockdown orders which impacted one ModusLink facility in China. In September and October 2022, there were further temporary lockdown order which impacted several ModusLink facilities in China. The lockdowns in China have not had a significant impact to ModusLink’s operations through the filing of this Annual Report on Form 10-K. If the situation continues at this level or worsens, however, it could result in a potential adverse impact on our business, results of operations and financial condition. We will evaluate further actions if circumstances warrant.

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

Additionally, against the backdrop of the reduction in IWCO Direct's business, the Company held extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361.3 million outstanding as of January 31, 2022 that was to mature in December 2022. These discussions ultimately resulted in the disposition of IWCO Direct. For more information, see “Disposition of IWCO Direct” above and
Note 3 below. We continue our focus on cash management and liquidity, which includes aggressive working capital management.

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

Proposed Merger with Steel Holdings

On June 12, 2022, the Company, Steel Partners Holdings L.P. (“Steel Holdings”) and SP Merger Sub, Inc., a wholly owned subsidiary of Steel Holdings (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Steel Holdings. The Merger Agreement provides that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by the Company, Steel Holdings or any of their respective subsidiaries) will, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest and (ii) one contingent value right to receive a pro rata share of the proceeds received by the Company, Steel Holdings or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within two years of the Merger’s closing date, to the extent such proceeds exceed $80 million plus certain related costs and expenses.

Steel Holdings and certain of its affiliates have also entered into a Voting and Support Agreement pursuant to which, among other things, they have agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company's Board of Directors (acting on the recommendation of the special committee (the “Special Committee”) of independent and disinterested directors formed to consider and negotiate the terms and conditions of the Merger and to make a recommendation to our Board of Directors).

The Merger Agreement includes a "go-shop" period that expired at 11:59 p.m., Eastern time, on July 12, 2022, during which the Company was authorized to actively solicit and consider alternative acquisition proposals.

The closing of the Merger is conditioned upon receipt of approval of the Merger from (i) the holders of a majority in voting power of the outstanding shares of common stock and Series C Preferred Stock of the Company (voting on an as converted to shares of common stock basis), voting together as a single class, (ii) a majority of the outstanding shares of common stock of the Company not owned, directly or indirectly, by Steel Holdings and its affiliates and related parties, and any other officers or directors of the Company, and (iii) the holders of a majority of the outstanding shares of Series C Preferred Stock of the Company, voting as a separate class, as well as other customary closing conditions. Accordingly, there can be no assurance that the Company will be able to complete the Merger on the expected timeline or at all. See “Part I, Item 1A. Risk Factors” included in this Report.

Our Board of Directors, acting on the unanimous recommendation of the Special Committee, and the Board of Directors of Steel Partner Holdings GP Inc., the general partner of Steel Holdings, approved the Merger Agreement and the transactions contemplated by the Merger Agreement (such transactions, collectively, the “Transactions”) and resolved to recommend the stockholders adopt the Merger Agreement and approve the Transactions. The Special Committee, which is comprised solely of independent and disinterested directors of the Company who are unaffiliated with Steel Holdings, exclusively negotiated the terms of the Merger Agreement with Steel Holdings, with the assistance of its independent financial and legal advisors.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to: (1) revenue recognition; (2) valuation allowances for trade and other receivables; (3) the valuation of long-lived assets; (4) contingencies, including litigation reserves; (5) restructuring charges and related severance expenses; (6) going concern assumptions; (7) accrued pricing and tax related liabilities; and, (8) incremental borrowing rate to determine present value of lease payments.. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

Revenue Recognition

The Company recognizes revenue from its contracts with customers primarily from the sale of marketing solutions offerings and supply chain management services. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For ModusLink's supply chain management services arrangements, the goods and services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

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

Performance Obligations and Standalone Selling Price

The Company's contracts with customers may include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require certain judgment. For arrangements with multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Judgment is required to determine the standalone selling price for each distinct performance obligation. The Company generally determines standalone selling prices based on the prices charged to customers and uses a range of amounts to estimate standalone selling prices when we sell each of the products and services separately and need to determine whether there is a discount that needs to be allocated based on the relative standalone selling prices of the various products and services. The Company typically has more than one range of standalone selling prices for individual products and services due to the stratification of those products and services by customers and circumstances. In these instances, the Company may use information such as the type of customer and geographic region in determining the range of standalone selling prices.

Variable Consideration

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

The allowance for doubtful accounts consisted of the following:

	July 31, 2022	July 31, 2021
	(In thousands)
Balance at beginning of year	$49	$134
Provisions charged to expense	—	—
Accounts written off	—	(6)
Recovered	(5)	(79)
Balance at end of year	$44	$49

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

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Investments with maturities greater than three months to twelve months at the time of purchase are considered short-term investments. Cash and cash equivalents consisted of the following:

	July 31, 2022	July 31, 2021
	(In thousands)
Cash and bank deposits	$21,386	$20,915
Money market funds	31,756	37,202
	$53,142	$58,117

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

Accounting for Impairment of Long-Lived Assets

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

Category	Useful Lives
Machinery and equipment	5 years
Leasehold improvements	Shorter of the lease term or the estimated useful life of the asset
Software	5 years
Computer hardware	3 years
Other	5 years

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

The Company calculates lease ROU assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. When discount rates implicit in leases cannot be readily determined, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The determination of incremental borrowing rates involves significant judgment by management. The weighted average interest rate used for operating leases for the year ended July 31, 2022 and July 31, 2021 was 3.9% and 3.0%, respectively. The weighted average interest rate used for finance leases for the years ended July 31, 2022 and July 31, 2021 were 3.9% and 3.9%, respectively.

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

Share-Based Compensation Plans

All share-based payment awards to employees and directors are measured based upon their grant date fair values and expensed over the period during with the employee or director is required to provide service in exchange for the award (the vesting period). The Company accounts for forfeitures in the period in which they occur.

Deferred Debt Issue Costs

Costs to issue revolving credit facilities are capitalized and deferred when incurred and subsequently amortized on a straight-line basis over the term of the credit facility. Deferred debt issuance costs are presented in the Company's consolidated balance sheets in Other Assets.

Major Clients and Concentration of Credit Risk

For the fiscal years ended July 31, 2022 and 2021, the Company's 10 largest clients accounted for approximately 78% and 81% of consolidated net revenue from continuing operations, respectively. Two customers accounted for approximately 31% and 12% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2022, and one customer accounted for 42% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2021. No other customers accounted for greater than 10% of consolidated net revenue in these periods. Three clients, associated with the Supply Chain segment, accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2022. The first, second, and third client accounted for approximately 31%, 18%, and 17%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2022. Three clients, associated with the Supply Chain segment, accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2021. The first, second, and third client accounted for approximately 25%, 22%, and 13%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2021.

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

Reclassification

On the statement of cash flows for the years ended July 31, 2022 and 2021, the Company reclassified the non-cash portion of deferred tax expense which totaled $9.0 million and $7.2 million from Other Assets and Liabilities to Deferred Taxes. This reclassification was made to conform with current reporting and had no impact on net loss or stockholder's equity in either period.

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

Other new pronouncements issued but not effective until after July 31, 2022 are not expected to have a material impact on our financial condition, results of operations or liquidity.

(3)DISCONTINUED OPERATIONS

As discussed in Note 1, on February 25, 2022, the Company completed the disposition of IWCO Direct. The Company received no cash consideration for the disposition (the entire transaction being referred to as the “IWCO Direct Disposal”). As of the Disposal Date and subject to the terms and conditions of the Transaction Agreement, the parties entered into certain mutual releases as fully set forth in the Transaction Agreement. In addition, as part of the overall transaction, the Buyer issued a note in the principal amount of $6.9 million payable to the Company as consideration for intercompany obligations owed by IWCO Direct to the Company (the “Subordinated Note”). The Subordinated Note is subordinated to the obligations under the Financing Agreement (including any amendments or other modifications thereto) and matures on the date that is the earlier of (a) the later of (i) August 25, 2027 and (ii) the date that is six months after the maturity of the Financing Agreement, or (b) the date that is six months after repayment in full of the obligations under the Financing Agreement. Due to the subordinated nature of the Subordinated Note and the assessment of collectability, the Company determined the fair value of the Subordinated Note was zero.

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

A summary of the results of the discontinued operations is as follows:

	Fiscal Year Ended July 31,
	2022	2021
Net revenue	$165,542	$387,510
Cost of revenue	156,697	305,601
Gross profit	8,845	81,909
Operating expenses:
Selling, general and administrative(a)	30,744	47,254
Amortization of intangible assets(b)	9,303	20,258
Impairment of goodwill(c)	—	25,658
Total operating expenses	40,047	93,170
Operating loss	(31,202)	(11,261)
Other income (expense):
Gain upon deconsolidation of IWCO Direct	35,457	—
Interest income	—	3
Interest expense	(16,111)	(28,524)
Total other income (expense), net	19,346	(28,521)
Loss from discontinued operations before income taxes	(11,856)	(39,782)
Income tax benefit	10,144	7,226
Loss from discontinued operations, net of tax	$(1,712)	$(32,556)
(a) During the year ended July 31, 2021, the Company recorded $3.7 million of restructuring expenses for IWCO Direct as a result of its Competitive Improvement Plan.
(b)During the fiscal year ended July 31, 2022 and 2021, the Company recorded $9.3 million and $20.3 million of amortization expense for the Direct Marketing reporting unit.
(c) During the fiscal year ended July 31, 2021, the Company recorded a pre-tax goodwill impairment charge of $25.7 million for the Direct Marketing reporting unit due to a decline in IWCO Direct's fair value as a result of customer exits and decreasing demand for direct marketing products.

The major classes of assets and liabilities included in discontinued operations related to IWCO Direct are presented in the table below.

July 31, 2021
(in thousands)
ASSETS
Cash and cash equivalents	$38,814
Accounts receivable, trade, net	33,258
Inventories, net	7,186
Other current assets	17,264
Current assets of discontinued operations	$96,522

Property and equipment, net	54,247
Goodwill(a)	231,470
Other intangible assets, net(b)	115,005
Operating lease right-of-use assets	32,583
Other assets	1,116
Long-term assets of discontinued operations	$434,421

LIABILITIES
Accounts payable	$25,688
Accrued expenses	74,218
Current lease obligations	4,047
Current portion of long-term debt(c)	5,602
Other current liabilities	13,837
Current liabilities of discontinued operations	$123,392

Long-term debt, net of current portion(c)	358,189
Lease obligations	30,207
Other long-term liabilities	6,675
Long-term liabilities of discontinued operations	$395,071
(a) The Company performed an interim impairment test of Direct Marketing's goodwill and other long-lived assets as of April 30, 2021. The Company determined that the goodwill was impaired, and recorded a non-cash impairment charge of $25.7 million classified in Loss from discontinued operations, net of tax, for the three months ended April 30, 2021. This amount also represents the Company's accumulated goodwill impairment loss as of July 31, 2021.
(b) The Company performed a qualitative assessment of whether it was more likely than not that its other intangibles assets were impaired as of July 31, 2021. The Company reviewed its previous forecasts and assumptions based on the Company's current projections, that are subject to various risks and uncertainties, including forecasted revenues, expenses and cash flows, including the duration and extent of impact to our businesses from the COVID-19 pandemic. Based upon that assessment, the Company concluded it was not more likely than not that the other intangible assets were impaired as of July 31, 2021.
(c) The balances relate to the Cerberus Term Loan balance outstanding at July 31, 2021.

(4)INVENTORIES

Inventories, net consisted of the following:

	July 31,
	2022	2021
	(In thousands)
Raw materials	$7,330	$8,299
Work-in-process	124	76
Finished goods	697	668
	$8,151	$9,043

(5)PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	July 31,
	2022	2021
	(In thousands)
Machinery and equipment	12,632	16,865
Leasehold improvements	9,994	11,921
Software	34,161	50,283
Computer hardware	5,317	9,788
Other	2,475	2,875
	64,579	91,732
Less: accumulated depreciation and amortization	(61,045)	(87,116)
Property and equipment, net	$3,534	$4,616
During the year ended July 31, 2022, the Company disposed of approximately $25.9 million of property, plant and equipment, with a net book value of $5.0 thousand.

(6)ACCRUED EXPENSES AND OTHER LIABILITIES

The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	July 31,
	2022	2021
Accrued Expenses	(In thousands)
Accrued compensation	$5,099	$7,163
Accrued audit, tax and legal	4,564	3,147
Accrued taxes	3,344	3,686
Accrued occupancy costs	1,671	1,728
Accrued IT costs	1,108	509
Accrued contract labor	792	930
Accrued freight	782	742
Accrued other	11,036	14,748
Total accrued expenses	$28,396	$32,653
Accrued other for the year ended July 31, 2022 and 2021 was primarily comprised of accrued price concessions for customer programs that have unit price or management fee true-ups based on their contract agreements.

	July 31,
	2022	2021
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$9,435	$10,295
Deferred revenue - current	2,705	2,212
Other	1,342	1,770
Total other current liabilities	$13,482	$14,277

As of July 31, 2022 and 2021, the Company had accrued pricing liabilities of approximately $9.4 million and $10.3 million, respectively. During the fiscal years ended July 31, 2022 and 2021, the Company concluded that certain accrued pricing liabilities had been extinguished, and the Company derecognized and recorded in Other gains, net $0.9 million and $3.2 million, respectively. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ended on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of July 31, 2022 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur and any potential interest and penalties cannot be reasonably estimated.

(7)DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	July 31,
	2022	2021
	(In thousands)
Unsecured
7.50% Convertible Senior Note due March 1, 2024	$14,940	$14,940
Credit Facilities
Umpqua Revolver	—	—
Less: unamortized discounts and issuance costs(a)	(3,972)	(5,793)
Total debt, net	$10,968	$9,147
(a) Amounts include deferred debt issuance costs related to credit facilities of $79 thousand and $196 thousand as of July 31, 2022 and July 31, 2021, respectively, which are presented in Other Assets.

7.50% Convertible Senior Note
On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the maturity date of the SPHG Note, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of July 31, 2022, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of July 31, 2022, the remaining period over which the unamortized discount will be amortized is 19 months. As of July 31, 2022 and July 31, 2021, the net carrying value of the SPHG Note was $11.0 million and $9.3 million, respectively. As of July 31, 2022 and July 31, 2021, the effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%. The following tables reflect the components of the SPHG Note:

	July 31,
	2022	2021
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(3,893)	(5,597)
Net carrying amount	$11,047	$9,343

During the fiscal years ended July 31, 2022 and 2021, the Company recognized interest expense associated with the SPHG Note as follows:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Interest expense related to contractual interest coupon	$1,136	$1,136
Interest expense related to accretion of the discount	1,704	1,290
	$2,840	$2,426
Umpqua Revolver
On March 16, 2022, ModusLink, as borrower, entered into a new credit agreement with Umpqua Bank as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. Concurrent with signing the Umpqua Revolver ModusLink submitted a notice of termination to MidCap Financial Trust for its $12.5 million revolving credit facility (the “MidCap Credit Facility”), which was set to expire on December 31, 2022. There was no balance outstanding on the Midcap Credit Facility at the time of its termination. As of July 31, 2022, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of July 31, 2022, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding for letters of credit.
The remaining interest expense of $0.3 million and $0.2 million recorded for the fiscal years ended July 31, 2022 and 2021 relate to bank fees for the Umpqua Revolver and MidCap Credit Facility, and bank fees for the MidCap Credit Facility, respectively.

(8)LEASES

The Company has operating and finance leases for office space, office equipment, warehouse space and automobiles. The leases have remaining terms of up to five years, some of which include options to purchase, extend or terminate the leases, and management has assessed such terms when determining the lease term for accounting purposes. The Company's current lease arrangements expire through 2027.

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

Lease Expense

The components of the Company's lease expense are presented below:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Operating lease cost	$9,973	$10,555
Short-term lease expense	1,488	1,627
Sublease income	748	—
Variable lease cost	24	28
Interest on finance lease liabilities	3	6
	$12,236	$12,216

Lease Commitments

The Company's future minimum lease payments required under operating and finance leases that have commenced as of July 31, 2022 were as follows:

	Operating Leases	Finance Leases
	(In thousands)
2023	$7,151	$38
2024	4,254	—
2025	3,687	—
2026	2,718	—
2027	2,101	—
Thereafter	—	—
Total lease payments	19,911	38
Less: imputed interest	538	—
Present value of lease payments	19,373	38
Less: current lease obligations	6,428	38
Long-term lease obligations	$12,945	$—

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

Additional Lease Information

Additional information related to the Company's leases as of July 31, 2022 was as follows:

Weighted average remaining lease term:
Operating leases	3.7	years
Finance leases	0.4	years

Weighted average discount rate:
Operating leases		3.9%
Finance leases		3.9%

Supplemental Cash Flow Information

Supplemental cash flow information related to the cash paid for amounts included in measurement of lease liabilities during the fiscal year ended July 31, 2022 and 2021 was as follows:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Operating cash flows from operating leases	$9,653	$10,705
Operating cash flows from finance leases	$3	$6
Financing cash flows from finance leases	$73	$70

(9)RESTRUCTURING ACTIVITIES

ModusLink Restructuring Activities

During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were primarily composed of employee termination costs. In November 2021, ModusLink amended its strategic plan to include reorganizing its supply chain operations and recorded a restructuring charge of approximately $0.9 million during the three months ended January 31, 2022. In July 2022, ModusLink reorganized its supply chain operations in Ireland and recorded a restructuring charge of approximately $0.6 million during the three months ended July 31, 2022. The restructuring charges recorded in fiscal year ended July 31, 2022 were primarily composed of employee termination costs.

The table below summarizes restructuring charges in the statements of operations for employee termination costs:

	Fiscal Year Ended July 31,
(in thousands)	2022	2021
Cost of revenue	$1,200	$888
Selling, general and administrative	313	867
	$1,513	$1,755

Changes to the restructuring liability during the fiscal year ended July 31, 2022 were as follows:

(in thousands)
Balance as of July 31, 2021	$1,059
Costs incurred	1,513
Cash payments	(1,580)
Change in estimates	(100)
Balance as of July 31, 2022	$892

(10)COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board of Directors (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted shareholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board of Directors made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. The defendants answered the complaint on September 6, 2019, denying all liability.

On August 13, 2021, the Company, together with certain of its current and former directors of the Board, Warren Lichtenstein, Glen Kassan, William Fejes, Jr., Jack Howard, Jeffrey Fenton and Jeffrey Wald, as well as other named defendants (collectively, the “Defendants”), entered into a memorandum of understanding (the “MOU”) with Donald Reith (the “Plaintiff”) in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. A definitive Stipulation of Settlement (the “Stipulation”) incorporating the terms of the MOU was filed with the Court on February 18, 2022. Pursuant to the MOU and Stipulation, and contingent on approval of the terms by the court, the Defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to the Company $2.75 million in cash.

Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate 3.3 million shares that they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. On August 17, 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under the MOU, the Stipulation and their respective Surrender Agreements, and in December 2021 Mr. Fejes did the same. All such shares were subsequently cancelled. Pursuant to the MOU and Stipulation, the Company has also agreed to pay the Plaintiff’s counsel legal fees for this matter in an amount up to $2.05 million, if approved by the court.

After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, the parties submitted an amendment to the Stipulation: (i) increasing the proposed total contribution of the insurers to $3 million, (ii) reducing Plaintiff’s counsel’s fee request to $1.6 million, and (iii) providing that if the then pending proposed Merger was consummated, the $3 million, minus fees awarded to Plaintiff’s counsel and costs of distribution of up to $125,000, would be distributed to the holders of eligible shares of Common Stock (as defined in the Merger Agreement governing the Merger), other than the Defendants; provided, however, that no distribution is required to be made to any holder whose proportionate share of the distribution would be less than $1.00. On September 23, 2022, the court ruled that it was denying approval of the settlement. At the court’s instruction, the parties provided a status report on October 24, 2022, reporting that the vote on the proposed merger had been postponed to October 28, 2022, and proposing to file a revised status report on November 23, or on such date as the court may order.
The possible recovery, if any, with respect to this dispute cannot be determined as of this date.

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

The plan assets of the two defined benefit plans associated with the ModusLink's Netherlands facility consist of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2022 and 2021, classified by fair value hierarchy:

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2022	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$17,560	98%	$—	$—	$17,560
Other investments	416	2%	—	—	416
	$17,976	100%	$—	$—	$17,976

			Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2021	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$28,554	98%	$—	$—	$28,554
Other investments	669	2%	—	—	669
	$29,223	100%	$—	$—	$29,223

The following table summarizes the changes in benefit obligation, plan assets and funded status for these plans:

	July 31,
	2022	2021
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$33,584	$33,927
Service cost	11	16
Interest cost	462	501
Actuarial gain	(8,674)	(664)
Benefits and administrative expenses paid	(227)	(216)
Settlements	—	(46)
Currency translation	(4,053)	66
Benefit obligation at end of year	$21,103	$33,584

Change in plan assets
Fair value of plan assets at beginning of year	$29,223	$29,050
Actual return on plan assets	(7,544)	(29)
Employer contributions, net	5	393
Settlements	—	(46)
Benefits and administrative expenses paid	(227)	(216)
Currency translation	(3,481)	71
Fair value of plan assets at end of year	$17,976	$29,223

Funded status
Current liabilities	$(11)	$(13)
Noncurrent liabilities	(3,116)	(4,348)
Net amounts recognized on the consolidated balance sheets	$(3,127)	$(4,361)

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	July 31,
	2022	2021
	(In thousands)
Projected benefit obligation	$21,103	$33,584
Accumulated benefit obligation	$21,103	$33,584
Fair value of plan assets	$17,976	$29,223

The following table summarizes the components of net periodic pension cost:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Service cost	$11	$16
Interest costs	462	501
Expected return on plan assets	(407)	(437)
Amortization of net actuarial loss	4	4
Net periodic pension costs	$70	$84

Assumptions

The table below summarizes the weighted average assumptions used to determine benefit obligations:

	Fiscal Year Ended July 31,
	2022	2021
Discount rate	2.96%	1.49%
Rate of compensation increase	—%	—%

The table below summarizes weighted average assumptions used to determine net periodic pension cost:

	Fiscal Year Ended July 31,
	2022	2021
Discount rate	2.58%	1.24%
Expected long-term rate of return on plan assets	2.51%	1.20%
Rate of compensation increase	—%	—%

The discount rate reflects the Company's best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as of July 31, 2022 for the appropriate duration of the plan.

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

Benefit Payments

The following table summarizes expected benefit payments from the plans through fiscal year 2032. Actual benefit payments may differ from expected benefit payments. The minimum employer required contributions to the plans are expected to be approximately $0.2 million in fiscal year 2023.

Pension Benefit Payments
(In thousands)
For the fiscal year ending July 31:
2023	$265
2024	414
2025	340
2026	430
2027	413
Thereafter	2,896

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

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Service Lines
Supply chain management services	$201,344	$224,280
Other	1,928	1,976
	$203,272	$226,256
Timing of Revenue Recognition
Services transferred over time	$203,272	$226,256
	$203,272	$226,256

The table below presents information for the Company's contract balances:

	July 31,
	2022	2021
	(In thousands)
Accounts receivable, trade, net	$40,083	$36,547
Contract assets	369	627

Deferred revenue - current	$2,705	$2,212
Deferred revenue - long-term	134	108
Total deferred revenue	$2,839	$2,320

Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the fiscal year ended July 31, 2022 were as follows:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$2,320	$2,464
Deferral of revenue	2,368	2,284
Recognition of deferred amounts upon satisfaction of performance obligation	(1,849)	(2,428)
Balance at end of period	$2,839	$2,320

The Company expects to recognize approximately $2.7 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.

(13)OTHER GAINS, NET

The following table presents the components of "Other gains, net":

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Foreign currency exchange gains (losses), net	$2,389	$(1,907)
Derecognition of accrued pricing liabilities(a)	860	3,204
Other gains (losses), net	782	(121)
	$4,031	$1,176

(a) Refer to Note 6 – “Accrued Expenses and Other Current Liabilities” for information on the derecognition of the accrued pricing liabilities.

(14)SHARE-BASED PAYMENTS

Share-Based Compensation Plans

The Company has adopted share-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. On June 12, 2020, the Company's Board of Directors adopted, subject to stockholder approval, the Steel Connect, Inc. 2020 Stock Incentive Compensation Plan ("2020 Incentive Plan"), and on July 23, 2020, the 2020 Incentive Plan was approved. The 2020 Incentive Plan provides that the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and other cash based-awards. The 2020 Incentive Plan replaced the 2010 Incentive Award Plan, as amended (the "2010 Incentive Plan"). The Company also has a 2005 Non-Employee Director Plan (the "2005 Director Plan"). As of July 23, 2020, no additional grants may be issued under the 2010 Incentive Plan. Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan. Under the 2020 Incentive Plan, the Company may grant up to 4,945,000 shares of common stock of the Company in addition to (i) 3,668,143 shares of common stock previously available for issuance under the 2010 Incentive Plan and (ii) up to 1,060,523 shares of common stock subject to outstanding awards under the 2010 Incentive Plan, which if forfeited or lapse unexercised or are settled in cash and are not issued under the prior plan for any reason, may be issued under the 2020 Incentive Plan. As of July 31, 2022, 8,143,060 shares were available for future issuance under the 2020 Incentive Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board of Directors or to certain officers of the Company in accordance with Securities and Exchange Commission ("SEC") regulations and applicable Delaware law.

During the fiscal year ended July 31, 2022 and 2021, the Company awarded stock-based compensation under the 2020 Incentive Plan.

On December 15, 2017, under the 2010 Incentive Plan, the Board, upon the recommendation of the Special Committee and the Company's Compensation Committee, approved 4.0 million restricted stock grants and 1.5 million market based restricted stock grants to non-employee directors of the Company. The 4.0 million restricted stock vested immediately on the grant date. The 1.5 million market based restricted stock grants do not expire and vest upon the attainment of target stock price hurdles. As of July 31, 2020, 1.0 million of the market based restricted stock grants had met the target stock price hurdles. The restricted stock grants and market based restricted stock grants were fully expensed as of July 31, 2021. As discussed in Note 10, on August 13, 2021 and February 22, 2022, respectively the Company, together with certain of its current and former directors of the Board, entered into a memorandum of understanding and stipulation of settlement with Donald Reith in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. Under the MOU, the stipulation and separate letter agreements between the Company and recipients of the 5.5 million restricted stock and market based restricted stock awards granted In December 2017, the non-employee directors surrendered to the Company an aggregate 2.9 million vested shares and 0.5 million unvested shares.

For the fiscal years ended July 31, 2022 and 2021, $0.7 million and $0.6 million, respectively, of share-based compensation expense was recorded in SG&A expenses in the consolidated statements of operations.

Stock Options

A summary of option activity for the fiscal year ended July 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
	(In thousands, except exercise price and years)
Stock options outstanding, July 31, 2021	12	$3.41	0.2
Granted	—	—
Exercised	—	—
Forfeited or expired	(12)	3.41
Stock options outstanding, July 31, 2022	—	—	0
Stock options exercisable, July 31, 2022	—	$—	0

As of July 31, 2022, there was no unrecognized share-based compensation related to stock options.

Restricted Stock

Restricted stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance conditions placed on the restricted stock, in which case the restricted stock is expensed using graded vesting. Restricted stock compensation expense for the fiscal years ended July 31, 2022 and 2021 was $0.7 million and $0.6 million, respectively.

A summary of the activity of the Company's restricted stock for the fiscal year ended July 31, 2022, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Share amounts in thousands)
Nonvested stock outstanding, July 31, 2021	1,116	$1.09
Granted	480	0.38
Vested	(466)	1.18
Forfeited	(650)	1.21
Nonvested stock outstanding, July 31, 2022	480	$0.38

The fair value of restricted shares is determined based on the market price of the Company's common stock on the grant date. The total grant date fair value of restricted stock that vested during the fiscal years ended July 31, 2022 and 2021 was approximately $0.6 million and $0.7 million, respectively. As of July 31, 2022, there was approximately $0.2 million of total unrecognized compensation cost related to restricted stock to be recognized over a weighted average period of 0.6 years.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan (the "ESPP") under which an aggregate of 600,000 shares of the Company's stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal years ended July 31, 2022 and 2021, the Company issued approximately 499 and 9,145 shares, respectively, under the ESPP. Approximately 77,316 shares are available for future issuance as of July 31, 2022.

(15)INCOME TAXES

The components of (loss) income before provision for income taxes are as follows:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Income (loss) from operations before income taxes:
U.S.	$(5,189)	$(9,590)
Foreign	7,321	6,592
Total income (loss) from operations before income taxes	$2,132	$(2,998)

The components of income tax expense from operations consist of the following:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Current provision:
Federal	$—	$—
State	429	574
Foreign	1,918	1,033
	2,347	1,607
Deferred provision:
Federal	8,849	6,102
State	76	1,032
Foreign	116	96
	9,041	7,230
Total tax provision	$11,388	$8,837

As of July 31, 2022, the Company recorded a non-current deferred tax asset of $0.1 million and a non-current deferred tax liability of $0.1 million in "Other Assets" and "Other Long-term Liabilities," respectively. As of July 31, 2021, the Company recorded a non-current deferred tax asset of $0.2 million and a non-current deferred tax liability of $1.2 million in "Other Assets" and "Other Long-term Liabilities," respectively. The components of deferred tax assets and liabilities are as follows:

	July 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Accruals and reserves	$4,295	$18,104
Tax basis in excess of financial basis for intangible and fixed assets	901	181
Lease liability	2,288	9,544
Interest expense disallowance	2,357	7,764
Credit carry forwards	25	28
Net operating loss and capital loss carry forwards	478,530	459,008
Total gross deferred tax assets	488,396	494,629
Less: valuation allowance	(485,212)	(456,610)
Net deferred tax assets	$3,184	$38,019
Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	$(69)	$(28,593)
Right of use asset	(2,154)	(9,015)
Convertible debt	(917)	(1,342)
Total gross deferred tax liabilities	(3,140)	(38,950)
Net deferred tax liabilities	$44	$(931)

The net change in the total valuation allowance for the fiscal year ended July 31, 2022 was an increase of approximately $28.6 million. This increase is primarily due to the U.S. valuation allowance. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2021 was an increase of approximately $3.6 million.

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

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

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

As of July 31, 2022, the Company deferred the employer-paid portion of social security taxes, which is expected to provided the Company with approximately $0.3 million of additional liquidity. The remaining deferral is due by December 31, 2022. The Company does not expect the provisions of the CARES Act to have a significant impact on the income tax provision, income tax payable or deferred income tax positions of the Company.

The Company has estimated its fiscal year 2022 global intangible low-taxed income ("GILTI") inclusion based on its current year foreign activity. The foreign entities have minor earnings and profit adjustments that will be factored in as part of the tax return filing. These amounts are not material and will not have a significant impact on the overall tax provision or disclosure. Due to the net operating losses available in the U.S., the Company is not entitled to a Section 250 deduction, which is why the total income amount has been recorded as the GILTI inclusion. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided in GILTI inclusions of future foreign subsidiary earnings.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $2.2 billion and $153.7 million, respectively, at July 31, 2022. $2.02 billion of the company's federal net operating losses will expire from the fiscal year ending July 31, 2023 through the fiscal year ended July 31, 2038 and the remainder federal net operating losses of $137.8 million has an indefinite carryforward period. The state net operating losses will expire from the fiscal year ended July 31, 2023 through the fiscal year ended July 31, 2041. The Company has a foreign net operating loss carryforward of approximately $62.6 million, of which $59.7 million has an indefinite carryforward period. In addition, the Company has $34.2 million of capital loss carryforwards for federal and state tax purposes. The federal and state capital losses will expire in fiscal year 2024.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 21.0% to (loss) income from continuing operations before income taxes as a result of the following:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Computed "expected" income tax expense (benefit)	$448	$(630)
Increase (decrease) in income tax expense resulting from:
Change in valuation allowance	25,737	4,085
Foreign tax rate differential	56	(33)
Goodwill impairment	—	5,388
Nondeductible expenses	159	126
Foreign withholding taxes	134	(1,310)
Foreign other adjustments	951	347
GILTI	4,775	—
Addition of uncertain tax position reserves	58	(74)
Worthless stock deduction	(20,455)	—
State income taxes, net of federal benefit	(1,042)	317
Deferred true-up	751	—
Other	(184)	621
Actual income tax expense	$11,388	$8,837

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2022 and 2021, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $0.8 million and $2.5 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense. The Company expects that there will be a $0.2 million reduction of the unrecognized tax benefits in the next twelve months related to the U.S. state income tax exposure as a result of a lapse in the applicable statute of limitations.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2019 through July 31, 2022. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2014 through 2021 tax years remain subject to examination in most locations while the Company's 2010 through 2021 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Balance as of beginning of year	$2,140	$2,460
Additions for current year tax positions	—	52
Currency translation	(4)	(3)
Reductions for lapses in statute of limitations	(67)	(369)
Reductions for member leaving consolidated group	(1,498)	—
Balance as of end of year	$571	$2,140

In accordance with the Company's accounting policy, interest related to income taxes is included in the provision for income taxes line of the consolidated statements of operations. For the fiscal years ended July 31, 2022 and 2021, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2022 and 2021, the Company had recorded liabilities for increases in interest expense related to uncertain tax positions for an immaterial amount and $0.1 million, respectively. The Company expects $0.2 million of unrecognized tax benefits and related interest will reverse in the next twelve months.

(16)LOSS PER SHARE

Loss Per Share

The following table reconciles net loss per share for the fiscal years ended July 31, 2022 and 2021.

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands, except per share data)
Reconciliation of net loss to net loss attributable to common stockholders after assumed conversions:
Net loss	$(10,968)	$(44,391)
Less: Preferred dividends on redeemable preferred stock	(2,129)	(2,129)
Net loss attributable to common stockholders	$(13,097)	$(46,520)

Net loss attributable to common stockholders:
Continuing operations, net of tax	$(11,385)	$(13,964)
Discontinued operations, net of tax	(1,712)	(32,556)
Net loss attributable to common stockholders	$(13,097)	$(46,520)

Weighted average common shares outstanding	59,964	62,142
Basic and diluted net loss per share attributable to common stockholders
Continuing operations	$(0.19)	$(0.23)
Discontinued operations, net of tax	(0.03)	(0.52)
Net loss attributable to common stockholders	$(0.22)	$(0.75)

Approximately 24.2 million common stock equivalent shares relating to the effects of outstanding stock options, restricted stock, the SPHG Note and redeemable preferred stock were excluded from the denominator in the calculation of diluted loss per share for both the fiscal years ended July 31, 2022 and 2021. The common stock equivalent shares excluded during the fiscal years ended July 31, 2022 and 2021 were primarily excluded as their effect would be anti-dilutive. Approximately 6.3 million common shares outstanding associated with the SPHG Note, using the if-converted method, were excluded from the denominator in the calculation of diluted loss per share for both the fiscal years ended July 31, 2022 and 2021. Approximately 17.9 million common shares outstanding associated with the contingently redeemable preferred stock, using the if-converted method, were excluded from the denominator in the calculation of diluted loss per share for both the fiscal years ended July 31, 2022 and 2021.

(17)ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2021	$9,762	$(2,600)	$7,162
Foreign currency translation adjustment	(3,699)	—	(3,699)
Pension liability adjustments	—	677	677
Net current-period other comprehensive income (loss)	(3,699)	677	(3,022)
Accumulated other comprehensive income (loss) at July 31, 2022	$6,063	$(1,923)	$4,140

	Foreign currency items	Pension items	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2020	$5,025	$(1,182)	$3,843
Foreign currency translation adjustment	4,737	—	4,737
Pension liability adjustments	—	(1,418)	(1,418)
Net current-period other comprehensive income (loss)	4,737	(1,418)	3,319
Accumulated other comprehensive income (loss) at July 31, 2021	$9,762	$(2,600)	$7,162

In both the fiscal years ended July 31, 2022 and 2021, the Company recorded an immaterial amount in taxes related to other comprehensive income (loss).

(18)STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The amount of cash, cash equivalents and restricted cash as of July 31, 2022 and 2021 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	July 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$53,142	$58,117
Funds held for clients	4,903	8,212
Cash, cash equivalents and restricted cash	$58,045	$66,329

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Cash paid for interest	$1,237	$1,262
Cash paid for income taxes	$2,364	$3,241

Cash paid for taxes can be lower than income tax expense as shown on the Company's consolidated statements of operations due to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-Cash Activities

Non-cash financing activities during the fiscal years ended July 31, 2022 and 2021 included the issuance of approximately 0.5 million and 0.4 million shares, respectively, of non-vested common stock, valued at approximately $0.7 million and $0.6 million, respectively, to certain employees and non-employees of the Company.

(19)STOCKHOLDERS' EQUITY

Preferred Stock

The Company's Board of Directors has the authority, subject to any limitations prescribed by Delaware law, to issue shares of preferred stock in one or more series and to fix and determine the designation, privileges, preferences and rights and the qualifications, limitations and restrictions of those shares, including dividend rights, conversion rights, voting rights, redemption rights, terms of sinking funds, liquidation preferences and the number of shares constituting any series or the designation of the series, without any further vote or action by stockholders. Any shares of the Company's preferred stock so issued may have priority over its common stock with respect to dividend, liquidation and other rights. The Board of Directors may authorize the issuance of preferred stock with voting rights or conversion features that could adversely affect the voting power or other rights of the holders of its common stock. Although the issuance of preferred stock could provide us with flexibility in connection with possible acquisitions and other corporate purposes, under some circumstances, it could have the effect of delaying, deferring or preventing a change of control.

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

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) 100% of the stated value per share of Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock dividend, stock split, stock combination, reclassification or other similar transactions with respect to the Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Preferred Stock, in each case as the date of the triggering event.

On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations). If holders of the Preferred Stock exercise this right to require the Company to redeem all the Preferred Stock, the Company may have insufficient liquidity to pay the redemption price of $35.2 million, or the Company’s payment of the redemption price may adversely impact the Company’s liquidity and ability to finance its operations.

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

The Preferred Stock Transaction was approved and recommended to the Board of Directors by the Special Committee of the Board of Directors consisting of independent directors not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.

Common Stock

Each holder of the Company's common stock is entitled to:

•one vote per share on all matters submitted to a vote of the stockholders, subject to the rights of any preferred stock that may be outstanding;
•dividends as may be declared by the Company's Board of Directors out of funds legally available for that purpose, subject to the rights of any preferred stock that may be outstanding; and
•a pro rata share in any distribution of the Company's assets after payment or providing for the payment of liabilities and the liquidation preference of any outstanding preferred stock in the event of liquidation.

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

(20)FAIR VALUE MEASUREMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of July 31, 2022 and 2021, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2022	Level 1	Level 2	Level 3
Money market funds	$31,756	$31,756	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2021	Level 1	Level 2	Level 3
Money market funds	$37,202	$37,202	$—	$—

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

(21)SEGMENT INFORMATION

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

Management evaluates segment performance based on segment net revenue, operating income (loss) and "adjusted operating income (loss)," which is defined as the operating income (loss) excluding net charges related to depreciation, amortization of long-lived asset impairment, share-based compensation and restructuring. These items are excluded because they may be considered to be of a non-operational or non-cash nature. Historically, the Company has recorded significant impairment and restructuring charges, and therefore management uses adjusted operating income (loss) to assist in evaluating the performance of the Company's core operations.

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Net revenue:
Supply Chain	$203,272	$226,256
Total segment net revenue	$203,272	$226,256
Operating income:
Supply Chain	11,318	6,827
Total segment operating income	11,318	6,827
Corporate-level activity	(10,155)	(8,397)
Total operating income (loss)	1,163	(1,570)
Total other income (expense)	969	(1,428)
Income (loss) before income taxes	$2,132	$(2,998)

	July 31,
	2022	2021
	(In thousands)
Total assets:
Supply Chain	$101,637	$101,160
Corporate	36,112	44,278
Total assets	$137,749	$145,438

Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
Capital expenditures	$1,485	$1,218
Depreciation expense	2,220	3,403

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Fiscal Year Ended July 31,
	2022	2021
	(In thousands)
United States	$50,426	$60,743
Mainland China	72,210	71,307
Netherlands	24,483	25,384
Other	56,153	68,822
Total consolidated net revenue	$203,272	$226,256

(22)RELATED PARTY TRANSACTIONS

As of July 31, 2022, SPHG Holdings and its affiliates, including Steel Holdings, HNH and SPL, beneficially owned approximately 50.0% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our Common Stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director.

SPHG Note Transaction

On February 28, 2019, the Company entered into that certain SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024. As of July 31, 2022 and 2021, SPHG Holdings held $14.9 million principal amount of the Company's 7.50% Convertible Senior Note. As of July 31, 2022 and 2021, the net carrying value of the SPHG Note was $11.0 million and $9.3 million, respectively. During the fiscal years ended July 31, 2022 and 2021, the Company recognized interest expense of $2.8 million and $2.4 million, respectively, associated with the SPHG Note.

Preferred Stock Transaction

Refer to Note 19 – “Stockholders’ Equity” for information on the Preferred Stock Purchase Agreement with SPHG Holdings. During each of the fiscal years ended July 31, 2022 and 2021, the Company paid dividends of $2.1 million associated with the Series C Convertible Preferred Stock.

Management Services Agreement

On June 14, 2019, the Company entered into an agreement (the "Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Holdings. The Management Services Agreement was effective as of June 1, 2019. Pursuant to this agreement, SP Corporate provided the Company and its subsidiaries with the services of certain employees, including certain executive officers and other corporate services. In connection with the IWCO Direct Disposal, the monthly fee under the Management Services Agreement was reduced effective on the Disposal Date primarily for the portion of the fee attributable to IWCO Direct. Total expenses incurred related to the management services agreement for the fiscal years ended July 31, 2022 and 2021 totaled $3.1 million and $4.3 million, respectively. As of July 31, 2022 and 2021, amounts due to Steel Services were $1.0 million and $0.9 million, respectively.

Proposed Merger with Steel Holdings

On June 12, 2022, the Company, Steel Holdings and Merger Sub, entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Steel Holdings. See Note 1 for further discussion regarding the Merger.

ITEM 9.— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of July 31, 2022.

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

Under the supervision of and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2022.

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

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.— OTHER INFORMATION

None.

ITEM 9C.— DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

During the fiscal year ended July 31, 2022, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our definitive proxy statement on Schedule 14A filed with the SEC on August 23, 2022.

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

Equity Compensation Plan Information as of July 31, 2022

The following table sets forth certain information regarding the Company's equity compensation plans as of July 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	8,220,376	(1)(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	8,220,376
_____________
(1)Includes:
▪Approximately 77,316 shares available for issuance under the Company's Amended and Restated 1995 Employee Stock Purchase Plan, as amended.
▪8,143,060 shares available for future issuance under the 2020 Stock Incentive Compensation Plan.
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

2.1†
Agreement and Plan of Merger, dated as of June 12, 2022, by and among Steel Connect, Inc., Steel Partners Holdings L.P. and SP Merger Sub, Inc. is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2022.

2.2†
Transaction Agreement, dated as of February 25, 2022, by and among IWCO Direct Holdings Inc., Cerberus Business Finance, LLC, the entities listed on the signature pages thereto under the caption “Lenders,” Steel Connect, Inc., SPH Group Holdings LLC, Instant Web Holdings, LLC, and the other parties thereto is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 25, 2022.

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

10.5
Investment Agreement, dated February 11, 2013, between ModusLink Global Solutions, Inc. and Steel Partners Holdings, L.P. is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.6
Settlement Agreement, dated February  11, 2013, among ModusLink Global Solutions, Inc., Handy & Harman, Ltd. and certain of its affiliates party thereto is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 13, 2013.

10.7
Amendment No. 1 to Settlement Agreement, dated January  5, 2015, between ModusLink Global Solutions, Inc. and Handy & Harman Ltd. is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January  5, 2015.

10.8
Preferred Stock Purchase Agreement dated as of December 15, 2017, by and between ModusLink Global Solutions, Inc. and SPH Group Holdings LLC is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2017.

10.9++
Management Services Agreement, dated as of June 1, 2019, between Steel Services Ltd. and Steel Connect, Inc. is incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on October 15, 2019.

10.10**	Amendment No. 1 to Management Services Agreement, dated as of October 27, 2022, between Steel Services Ltd. and Steel Connect, Inc.

10.11*	Steel Connect, Inc. 2020 Stock Incentive Compensation Plan is incorporated herein by reference to Appendix II of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on June 29, 2020.

10.12*
Form of Restricted Stock Award Agreement under the Steel Connect, Inc. 2020 Stock Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on October 29, 2021.

10.13
Voting and Support Agreement, dated as of June 12, 2022, by and among Steel Connect, Inc., Steel Partners Holdings L.P., Handy & Harman Ltd., WHX CS Corp., Steel Partners, Ltd., SPH Group LLC, SPH Group Holdings LLC, Steel Partners Holdings GP Inc., Steel Excel Inc., Warren G. Lichtenstein and Jack L. Howard is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 13, 2022.

10.14	Form of Contingent Value Rights Agreement is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 13, 2022.

10.15*
Form of Indemnification Agreement by and between the Company and its directors and officers is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021.

10.16†
Credit Agreement, dated as of March 16, 2022, between ModusLink Corporation, as borrower, and Umpqua Bank, as Lender is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2022.

21**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, LLP.

24.1**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Audited Consolidated Balance Sheet as of July 31, 2022, (ii) Audited Consolidated Statement of Operations for the fiscal year ended July 31, 2022, (iii) Audited Consolidated Statement of Cash Flows for the fiscal year ended July 31, 2022 and (iv) Notes to Audited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

STEEL CONNECT, INC.

Date: November 8, 2022	By:	/S/ WARREN G. LICHTENSTEIN
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

Signature	Title	Date

/S/ WARREN G. LICHTENSTEIN	Interim Chief Executive Officer, Executive Chairman of the Board and Director	November 8, 2022
Warren G. Lichtenstein	(Principal Executive Officer)

/S/ JASON WONG	Chief Financial Officer	November 8, 2022
Jason Wong	(Principal Financial Officer)

/S/ GARY W. TANKARD	Chief Accounting Officer	November 8, 2022
Gary W. Tankard	(Principal Accounting Officer)

/S/ JEFFREY J. FENTON	Director	November 8, 2022
Jeffrey J. Fenton

/S/ GLEN M. KASSAN	Vice Chairman and Director	November 8, 2022
Glen M. Kassan

/S/ MARIA U. MOLLAND	Director	November 8, 2022
Maria U. Molland

/S/ JEFFREY S. WALD	Director	November 8, 2022
Jeffrey S. Wald

/S/ JACK L. HOWARD	Director	November 8, 2022
Jack L. Howard

/S/ RENATA SIMRIL	Director	November 8, 2022
Renata Simril