Form 10-K/A
period 2022-07-31
Steel Connect, Inc.
filed 2022-11-28
CIK 914712

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $67.7 million.

On November 11, 2022, the Registrant had 60,657,539 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Steel Connect, Inc. (the “Company”) for the year ended July 31, 2022 (“Fiscal 2022”), filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2022 (the “Original Form 10-K”), is to include the information required by Part III, Items 10 through 14. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors and filed no later than 120 days after an issuer’s fiscal year end. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to a proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K is hereby amended to include as Exhibits 31.3 and 31.4 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not affect any other section of the Original Form 10-K and speaks as of the filing date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Board of Directors

Set forth below are the names and ages of the directors (“Directors”) of the Company and their principal occupations at present and for the past five years. Our Board of Directors (the “Board”) currently has seven members and is divided into three classes, with a class of Directors elected each year for a three-year term. No family relationships exist between any Directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age+	Current Position with the Company	Director Since
Warren G. Lichtenstein	57	Class I Director, Interim Chief Executive Officer and Executive Chairman	March 2013
Glen M. Kassan	79	Class I Director, Vice Chairman	March 2013
Jack L. Howard	61	Class II Director	December 2017
*Maria U. Molland(1)(3)	48	Class II Director	December 2019
*Jeffrey J. Fenton(1)(2)	65	Class III Director	November 2010
*Jeffrey S. Wald(2)(3)	48	Class III Director	February 2012
*Renata Simril(2)	54	Class III Director	October 2020

+	As of November 11, 2022.

*	Independent

(1)	Member of the Organization and Compensation Committee of the Board (the “Compensation Committee”).

(2)	Member of the Audit Committee of the Board (the “Audit Committee”).

(3)	Member of the Nominating and Corporate Governance Committee of the Board (the “Governance Committee”).

As used below, the term “2022 Annual Meeting of Stockholders” refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2023, the term “2023 Annual Meeting of Stockholders” refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2024 and the term “2024 Annual Meeting of Stockholders” refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2025.

Class II Directors Continuing in Office until the 2022 Annual Meeting of Stockholders

Jack L. Howard. Mr. Howard has served as a Director of the Company since December 2017. He has served as President of Steel Partners Holdings L.P. (“Steel Holdings”) since July 15, 2009, and has been a member of Steel Holdings’ board of directors since October 2011. Mr. Howard also served as the Assistant Secretary of Steel Holdings from July 2009 until September 2011 and as Secretary from September 2011 until January 2012. Mr. Howard has been associated with Steel Holdings and its predecessors and affiliates since 1993. Mr. Howard has been a Financial Industry Regulatory Authority registered broker-dealer since 1989. Mr. Howard has been a director of Handy & Harman Ltd. (“HNH”), a wholly-owned subsidiary of Steel Holdings and a company previously listed on the Nasdaq Stock Market (“Nasdaq”), since July 2005, and previously served as Vice Chairman of the HNH board and as HNH’s Principal Executive Officer. Mr. Howard has been a director of Steel Excel Inc. (“Steel Excel”) since December 2007, and previously served as Vice Chairman of Steel Excel’s board of directors and Principal Executive Officer of Steel Excel. Since February 2018, Mr. Howard has been the Executive Chairman of WebBank, a state-chartered industrial bank and wholly-owned subsidiary of Steel Holdings. He is the President of SP General Services, LLC, an affiliate of Steel Holdings. He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63. Mr. Howard graduated from the University of Oregon with a bachelor’s degree in finance. Mr. Howard brings to the Board managerial and investing experience in a broad range of businesses, as well as his service on the boards of directors and committees of both public and private companies.

Maria U. Molland. Ms. Molland has served as a Director of the Company since December 2019. Ms. Molland was the Chief Executive Officer and director of Thinx Inc., a feminine hygiene company, from July 2017 to July 2022 (a majority stake in Thinx, Inc. was sold to Kimberly Clark in February 2022). Previously, Ms. Molland was the Chief Executive Officer and Founder of M Squared Digital Consulting, a professional services firm focused on strategy execution, from September 2013 to January 2016. Between January 2016 and December 2016, Ms. Molland co-founded Splacer, an online platform and marketplace for people to list, discover and book short-term spaces for unique event experiences. From April 2012 to August 2013, Ms. Molland was the Chief European Officer of Fab.com, an e-commerce company. She began her business career as an analyst with Volpe Brown Whelan & Company, a private technology investment bank. Ms. Molland graduated from Northwestern University with a bachelor’s degree in economics in 1996 and received her Master of Business Administration from Harvard Business School in 2002. She has held several positions over the years in the internet and digital media industries. Ms. Molland brings to the Board significant business and leadership experience.

Class III Directors Continuing in Office until the 2023 Annual Meeting of Stockholders

Jeffrey J. Fenton. Mr. Fenton has served as a Director of the Company since November 2010. Mr. Fenton was initially appointed to the Board pursuant to a Settlement Agreement among the Company, LCV Capital Management, LLC, Raging Capital Management, LLC and certain of their affiliates, dated October 20, 2010. He served as Senior Vice President, Business Development of United Rentals, Inc., a construction and industrial equipment rental company, from January 2013 to June 2022. Since March 2004, Mr. Fenton has served as a principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. Mr. Fenton previously served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services, Global Motorsports Group, Inc. and Transamerica Trailer Leasing Co. Mr. Fenton earned a Bachelor of Science degree in Mechanical Engineering from Northeastern University and a Master of Science degree in Management from Massachusetts Institute of Technology. Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.

Jeffrey S. Wald. Mr. Wald has served as a Director of the Company since February 2012. Mr. Wald was elected to the Board at the Company’s 2011 annual meeting of stockholders after being nominated for election by Peerless Systems Corporation. From May 2010 until September 2020, Mr. Wald was the President, Chief Operating Officer and Chief Financial Officer of Work Market, Inc., an enterprise software platform that enables companies to manage their on-demand labor (sold to Automated Data Processing, Inc. in January 2018), and of which he was the founder. From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P., an activist hedge fund manager. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company (sold to Buddy Media Corporation), of which he is also the founder. From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm that invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co., a multinational investment bank and financial services company. From 2010 to 2022, Mr. Wald served as a director of CoStar Technologies, Inc., where he also served on the audit committee. From 2010 to 2012, Mr. Wald served as a director of Peerless Systems Corporation, and from 2009 to 2010 he served on the board of directors of Register.com. Mr. Wald holds a Master of Business Administration from Harvard University and a Master of Science and Bachelor of Science from Cornell University. Mr. Wald brings to the Board substantial experience in the areas of venture capital, technology, principal investing and operations, as well as his knowledge of corporate governance, accounting and financial expertise.

Renata Simril. Ms. Simril has served as a Director of the Company since October 2020. Since January 2016, Ms. Simril has served as the President and Chief Executive Officer of the LA84 Foundation, a non-profit organization supporting youth sports and the legacy of the 1984 Summer Olympics in Los Angeles. Ms. Simril is also on the board and executive committee of the Los Angeles Chamber of Commerce, the board of the Los Angeles Sports and Entertainment Commission, the board and audit committee of the Los Angeles Dodgers Foundation and the leadership council of the Service of Humanity global movement. Before joining the LA84 Foundation, Ms. Simril served as Senior Vice President and Chief of Staff to the publisher of the Los Angeles Times from November 2014 to September 2015, where she oversaw staff operations and budgeting for the newsroom and business operations with over 900 employees. Her earlier career included three seasons with the Los Angeles Dodgers, a major league baseball team, where she served as Senior Vice President of External Affairs and managed the team’s community relations and charitable foundation. Ms. Simril also worked for over a decade in real estate development with Jones Lang LaSalle Incorporated, a commercial real estate services company, Forest City Enterprise, a previously publicly traded commercial real estate company, and LCOR, Inc., a real estate investment and development firm, where she managed the acquisition, entitlement, finance and development of multi-million dollars projects. Ms. Simril has a bachelor’s degree in urban studies from Loyola Marymount University and a master’s degree in real estate development from the University of Southern California. Ms. Simril brings to the Board more than 25 years of diversified experience in all areas of economic development policy, municipal finance, real estate finance and development, sports and philanthropy.

Class I Directors Continuing in Office until the 2024 Annual Meeting of Stockholders

Warren G. Lichtenstein. Mr. Lichtenstein has served as the Chairman of the Board and as a Director of the Company since March 2013, and as its Executive Chairman since June 2016. Effective December 4, 2018, Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company. Mr. Lichtenstein had previously served as the Company’s Interim Chief Executive Officer from March 2016 until June 2016. Mr. Lichtenstein has served as Executive Chairman of the Board of Steel Partners Holdings GP Inc. (“Steel Holdings GP”) since February 2013 and had previously served as its Chief Executive Officer and Chairman from July 2009 to February 2013. Steel Holdings GP is the general partner of Steel Holdings, a diversified holding company listed on the New York Stock Exchange that engages in multiple businesses. Mr. Lichtenstein has been associated with Steel Holdings and its predecessors and affiliates since 1990. He previously served as Chairman of the Board of HNH. He has served on the board of PCS-Mosaic Holdings LLC, a systems, software and training national security company, since April 2022. Mr. Lichtenstein served as a director of Aerojet Rocketdyne Holdings, Inc., a New York Stock Exchange-listed manufacturer of aerospace and defense products with a real estate business segment, from March 2008 until July 2022, including as the chairman of its board March 2013 to June 2016 and its Executive Chairman from June 2016 until July 2022. Mr. Lichtenstein served as a director of Steel Excel, a diversified holding company and wholly-owned subsidiary of Steel Holdings and previously a Nasdaq-listed company, from October 2010 until April 2021. Mr. Lichtenstein served as a director of SL Industries, Inc. (“SLI”), a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment, from March 2010 until it was acquired by HNH in June 2016. SLI was listed on the New York Stock Exchange until its acquisition as a wholly-owned subsidiary of Steel Holdings. Mr. Lichtenstein is also a director of the Steel Partners Foundation and of the Federal Law Enforcement Foundation. Mr. Lichtenstein studied at Tulane University and the University of Pennsylvania, receiving a Bachelor of Arts in Economics from the latter. Mr. Lichtenstein brings to the Board extensive experience in corporate finance, executive management and investing, deep knowledge from serving as a director and advisor to a diverse group of public companies, and significant operations experience in manufacturing, aerospace, defense, banking and the Steel Business System (the methodology used by Steel Holdings to invest and to manage its businesses).

Glen M. Kassan. Mr. Kassan has served as a Director of the Company since March 2013 and as its Vice Chairman since May 2014. He served as the Company’s Chief Administrative Officer from May 2014 until January 2015. Mr. Kassan served as a director of HNH from July 2005 until May 2015, including as vice chairman of its board from October 2005 until May 2015. He served as HNH’s Chief Executive Officer from October 2005 until December 2012. He has been associated with Steel Holdings and its affiliates since August 1999, and is currently an employee of Steel Services, Ltd. (“Steel Services”). Steel Services is an indirect wholly-owned subsidiary of Steel Holdings. He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of Steel Holdings from June 2000 to April 2007. He served as a director of SLI from January 2002, and the chairman of its board from May 2008, until SLI was acquired by HNH in June 2016. He previously served as the vice chairman of SLI’s board from August 2005 to May 2008, its President from February 2002 to August 2005, its interim Chief Executive Officer in June 2010 and its interim Chief Financial Officer from June 2010 to August 2010. Mr. Kassan brings to the Board his years of experience and record of success in leadership positions in industrial and other public companies having attributes similar to the Company, as well as the expertise in capital markets and corporate finance.

Information About our Executive Officers

Our executive officers are elected annually by the Board and serve at the discretion of the Board. Set forth below are the names and ages of the executive officers of the Company and their principal occupations at present and for at least the past five years.

Name	Age+	Position
Warren G. Lichtenstein(1) (2)	57	Interim Chief Executive Officer, Director and Executive Chairman
Jason Wong	52	Chief Financial Officer
Fawaz Khalil	53	President, Chief Executive Officer of ModusLink Corporation (“ModusLink”)

+	As of November 11, 2022.

(1)	Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company effective December 4, 2018. Mr. Lichtenstein had previously served as the Company’s Interim Chief Executive Officer from March 28, 2016 to June 17, 2016.

(2)	Mr. Lichtenstein’s biographical information is provided above in the section titled “Class I Directors Continuing in Office until the 2024 Annual Meeting of Stockholders.”

Jason Wong. Mr. Wong was appointed as Chief Financial Officer of the Company effective April 19, 2021. Mr. Wong has also served as the Chief Financial Officer of Steel Holdings since April 18, 2021. Prior to his appointment, Mr. Wong was at Tiffany & Co., where he was the Vice President-Treasurer & Investor Relations beginning in April 2019, and Vice President-Treasurer, from March 2017 to April 2019. Prior to Tiffany & Co., Mr. Wong was with Newell Brands Inc./Jarden Corp. as the Chief Administrative Officer for Europe, from September 2015 to July 2016, and as Senior Vice President and Treasurer, from December 2004 to August 2015. Mr. Wong holds a Master in Business Administration from Columbia University as well as a Bachelor of Science in Economics and a Bachelor of Arts in Biological Bases of Behavior, both from the University of Pennsylvania.

Fawaz Khalil. Mr. Khalil has served as President and Chief Executive Officer of ModusLink, our wholly-owned subsidiary, since June 11, 2020. From May 2017 to November 2019, Mr. Khalil was President and Chief Executive Officer of Halco Lighting Technologies, a lighting solutions company. From November 2015 to April 2017, Mr. Khalil was President of Purafil, Inc. and Universal Air Filters (part of The Filtration Group, a global filtration company). From February 2013 to November 2015, Mr. Khalil was Vice President and General Manager of Acuity Brands Lighting Inc., a lighting technology solutions and services company. Mr. Khalil received his Bachelor of Science in Computer Science from the National University of Computing and Emerging Sciences Karachi, a Master of Business Administration in Finance and Banking from the Institute of Business Administration at University of Karachi and a Master in Business Administration in General Management & Strategy from the Darden Graduate School of Business at the University of Virginia.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely on a review of reports filed with the SEC and written representations from certain reporting persons that no other reports were required, the Company believes that, during Fiscal 2022, its officers, Directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individuals, other than as follows: due to administrative oversight, Mr. Khalil reported late on a Form 4 the withholding of shares of common stock, par value $0.01 per share (“common stock”)in July 2022, which were for the payment of tax withholding obligations upon the vesting of a restricted stock award.

Code of Business Conduct and Ethics

The Company has adopted its Code of Business Conduct and Ethics, which applies to all Directors, officers and employees of the Company, including the Company’s principal executive officer and its senior financial officers (the principal financial officer and controller or principal accounting officer, or persons performing similar functions). The Company’s Code of Business Conduct and Ethics is posted on our website under the “Corporate Governance” tab at www.steelconnectinc.com. The contents of our website are not part of this report, and our internet address is included in this document as an inactive textual reference only. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics by posting such information on our website to the extent required by the rules of the SEC or Nasdaq.

Director Nomination Procedures

There have been no other material changes to the procedures by which stockholders may recommend nominees to our Board since they were last described in our most recent definitive proxy statement on Schedule 14A, filed August 23, 2022 (the “2021 Proxy Statement”), and all information in the 2021 Proxy Statement on this topic, including the deadline for submitting Director nominations under the Bylaws, remains the same.

Audit Committee

The Board has an Audit Committee, which assists the Board in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the Audit Committee, the Board, the Company’s independent registered public accounting firm and management. The Board has adopted a written charter for the Audit Committee, which is posted on our website under the “Corporate Governance” at www.steelconnectinc.com. The Audit Committee currently consists of Mr. Fenton, Ms. Simril and Mr. Wald, as chairman, each of whom is independent for purposes of membership on that committee, as determined in accordance with the applicable listing requirements of Nasdaq (the “Nasdaq Rules”) and Rule 10A-3 under Exchange Act. The Board has determined that Mr. Wald is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

This section sets forth certain information required by the rules of the SEC regarding the Fiscal 2022 and fiscal year ended July 31, 2021 (“Fiscal 2021”) compensation of our Named Executive Officers (defined as (i) all individuals who served as, or acted in the capacity of, the Company’s principal executive officer for Fiscal 2022, (ii) the Company’s two most highly compensated executive officers, other than anyone who acted as our principal executive officer, who were serving as executive officers at the end of Fiscal 2022, and (iii) up to two additional individuals who would qualify as the Company’s two most highly compensated executive officers for Fiscal 2022, but for the fact that they were not serving as executive officers at the end of Fiscal 2022). Our Named Executive Officers are as follows:

Name	Principal Position
Warren G. Lichtenstein	Interim Chief Executive Officer, Director and Executive Chairman
Jason Wong	Chief Financial Officer
Fawaz Khalil	President, Chief Executive Officer of ModusLink

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Warren G. Lichtenstein(2)	2022	-	-	100,000	-	125,000		225,000
Interim Chief Executive Officer, Director and Executive Chairman	2021	-	-	75,000	-	124,500		199,500

Jason Wong(3)	2022	-	-	-	-	-		-
Chief Financial Officer

Fawaz Khalil(4)	2022	325,000	169,000	-	-	5,992	(5)	499,992
President, Chief Executive Officer of ModusLink

(1)	Represents the grant date fair value of restricted stock awards, which are calculated in accordance with FASB ASC Topic 718 using the Company’s stock price on the grant date, as discussed in Note 2 to the Consolidated Financial Statements in the Original Form 10-K.

(2)	Mr. Lichtenstein is not separately compensated by the Company as its Interim Chief Executive Officer. Mr. Lichtenstein is compensated only for his service as a Director and the Executive Chairman of the Company. For more information, see “Narrative Disclosure to Summary Compensation Table—Messrs. Lichtenstein and Wong.” For the years in this table, Mr. Lichtenstein’s reported compensation as a Director and the Executive Chairman consists of the following: (a) stock awards shown in the “Stock Awards” column in the amounts of (i) $100,000 for Fiscal 2022 (for 68,509 shares of restricted common stock granted to all Directors) and (ii) $75,000 for Fiscal 2021 (for 54,836 shares of restricted common stock granted to all Directors); and (b) director fees shown in the “All Other Compensation” column of (i) $125,000 for Fiscal 2022 and (ii) $124,500 for Fiscal 2021. For more information, see “Director Compensation—Director Compensation Program.”

(3)	Ms. Wong is not separately compensated by the Company for his service as its Chief Financial Officer, because his services in that role are provided to the Company pursuant to the STCN Management Services Agreement. For more information, see “Narrative Disclosure to Summary Compensation Table—Messrs. Lichtenstein and Wong.”

(4)	For more information, see “Narrative Disclosure to Summary Compensation Table—Mr. Khalil.”

(5)	Represents (i) payments for life insurance of $1,242 and (ii) employer 401(k) matching cash contributions of $4,750.

Narrative Disclosure to Summary Compensation Table

Messrs. Lichtenstein and Wong

Mr. Lichtenstein is not separately compensated by us as our Interim Chief Executive Officer. Additionally, Mr. Wong, whose services as our Chief Financial Officer are provided to us by our manager Steel Services pursuant to the STCN Management Services Agreement and who is employed and compensated by Steel Services, is not separately compensated by us as our Chief Financial Officer. For more information, see, “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Person Transactions—STCN Management Services Agreement.” Steel Services has informed us that it cannot identify the portion of the cash compensation paid by Steel Services to Mr. Wong that relates solely to his service as an executive officer to us, as Steel Services does not provide cash compensation to its employees specifically for such service. Subject to the discretion of our Board and/or Compensation Committee, however, each of Messrs. Lichtenstein and Wong may receive compensation from us for service payable in future years. Additionally, Mr. Lichtenstein receives compensation from us for his service as our Director and the Executive Chairman, pursuant to our director compensation program, as described below under the section titled “Director Compensation—Director Compensation Program.”

Mr. Khalil

The compensation paid to Mr. Khalil during Fiscal 2022 included a base salary and cash bonus. As with other individuals we employ to provide services to us, the base salary payable to Mr. Khalil is intended to provide a fixed component of compensation reflecting his skill set, experience, role and responsibilities. From time to time, Mr. Khalil may also receive incentive-based compensation, including in the form of an annual cash bonus. For Fiscal 2022, the amount of Mr. Khalil’s cash bonus was determined by the Compensation Committee in its discretion, based on both his individual performance and the overall performance of the Company. We do not have any agreements with Mr. Khalil that guarantee employment for a set term,and, accordingly, he is an employee at will.

Potential Payments Upon Termination or Change-in-Control

There were no agreements or arrangements providing for payments or benefits in the event of termination of employment of any of our Named Executive Officers as of July 31, 2022. For the effect of termination on Mr. Lichtenstein’s outstanding restricted stock awards as a Director and the Executive Chairman of the Company, see “Director Compensation—Director Compensation Program.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested shares of common stock, held by each Named Executive Officer as of July 31, 2022. The market values of the common stock reported in this table are calculated based on the closing market price of the Company’s common stock on Nasdaq on July 29, 2022 (the last trading day of Fiscal 2022), which was $1.35 per share.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Warren G. Lichtenstein	68,509	(1)	92,487	-	-
Jason Wong	-		-	-	-
Fawaz Khalil	-		-	-	-

(1)	Represents 68,509 shares of restricted stock granted to Mr. Lichtenstein in Fiscal 2022 for his service on our Board. The same number of shares of restricted stock was granted to all Directors in Fiscal 2022. For more information, including the vesting terms, see “Director Compensation—Director Compensation Program.”

Director Compensation

Director Compensation Table

The table below sets forth certain information concerning the Fiscal 2022 compensation of our Directors. For information regarding Mr. Lichtenstein’s Fiscal 2022 compensation as a Director, see the “Summary Compensation Table,” and for his outstanding equity awards of the end of Fiscal 2022, see “Outstanding Equity Awards at Fiscal-Year End.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Jeffrey J. Fenton	66,500	100,886	-	167,386
Glen M. Kassan	58,500	100,886	-	159,386
Maria U. Molland	66,000	100,886	-	166,886
Jeffrey S. Wald	73,000	100,886	-	173,886
Renata Simril	62,000	100,886	-	162,886
Jack L. Howard	59,500	100,886	-	160,386

(1)

The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock awards, which are calculated in accordance with FASB ASC Topic 718 using the Company’s stock price on the grant date, as discussed in Note 2 to the Consolidated Financial Statements in the Original Form 10-K. Each Director received 68,509 shares of restricted common stock for Fiscal 2022, which consisted of four grants made on each of October 1, 2021, January 1, 2022, April 1, 2022 and July 1, 2022 pursuant to the 2020 Stock Incentive Compensation Plan (the “2020 Incentive Plan”). Each of these grants was unvested as of July 31, 2022, and vests a year from the grant date, provided that the individual remains a director of the Company through the vesting date. For more information, see “Director Compensation Program.”

As a result, as of July 31, 2022, the Directors held outstanding awards of unvested restricted stock in the following amounts: Mr. Fenton: 68,509; Mr. Kassan: 68,509; Ms. Molland: 68,509; Mr. Wald: 68,509; Ms. Simril: 68,509; and Mr. Howard: 68,509.

Director Compensation Program

All Directors of the Company receive a combination of cash compensation and equity in the form of restricted stock awards on an annual basis. In addition, all of the Directors of the Company receive reimbursement of expenses incurred with respect to attendance at meetings of the Board and meetings of committees thereof, which amounts are not included in the above table.

Each participating Director who serves as a Director during any fiscal quarter receives a payment for such quarter of $12,500, with a pro rata fee applicable to service for less than a whole quarter (provided, however, that any Director who serves as the non-executive Chairman of the Board during any fiscal quarter receives a payment for such quarter of $28,750 instead of $12,500, with a pro rata fee applicable to service for less than a whole quarter). Each participating Director who serves as the chairperson of a committee of the Board during any fiscal quarter receives a payment of $1,250 (provided, however, that the chairperson of the Audit Committee during any fiscal quarter receives a payment of $2,500, in each such case with a pro rata fee applicable to service for less than a whole quarter). Each participating Director who attends a telephonic meeting of the Board or a committee thereof receives a meeting fee of $500. Each participating Director who attends a meeting of the Board or a committee thereof, where a majority of the Directors attend such meeting in person, receives a meeting fee of $1,000. In addition, each Director receives restricted stock awards for shares of common stock with an aggregate fair market value equal to approximately $100,000 per year, divided in equal quarterly grants, provided that such Director is serving as a Director on the applicable grant date. These number of shares underlying each grant is determined based on the volume weighted average of the closing sale prices of our common stock on Nasdaq for the 20-trading-day period ending immediately prior to the grant date. These awards vest on the first anniversary of the grant date, provided that the Director remains a director of the Company on the applicable vesting date. Notwithstanding the foregoing, if a Director’s service terminates, all unvested awards will be forfeited immediately (except if due to death or disability, in which case all unvested awards will become immediately vested), unless otherwise determined by the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of November 11, 2022, with respect to the beneficial ownership of shares of all classes of the Company’s voting securities by: (i) each person known to us to beneficially own 5% or more of the outstanding securities of any such class; (ii) the Directors of the Company; (iii) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (iv) all current executive officers and Directors, as a group. This table does not reflect events occurring after November 11, 2022.

Name of Beneficial Owner	Number of Shares of Common Stock(1)	Percent of Class(2)
5% Stockholders
Steel Partners Holdings L.P.(3)	42,333,555	49.9%

Directors
Jeffrey J. Fenton(4)	489,689	*
Glen M. Kassan(5)	443,933	*
Maria U. Molland(6)	207,417	*
Warren G. Lichtenstein(7)	1,673,882	2.8%
Jeffrey S. Wald(8)	462,178	*
Jack L. Howard(9)	890,811	1.5%
Renata Simril(10)	173,591	*

Named Executive Officers
Jason Wong(11)	-	-
Fawaz Khalil(12)	69,624	*

All current executive officers and directors, as a group (9 persons)(13)	4,411,125	7.3%

*	Less than 1%

(1)

Pursuant to the rules of the SEC, this table shows beneficial ownership by the enumerated persons of all of the Company’s outstanding voting securities, which include the common stock and the Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”). The holder of the Series C Preferred Stock is entitled to vote such stock on each matter brought before an annual meeting of stockholders on an as-converted basis, together with the holders of the common stock. Such shares of Series C Preferred Stock are also currently convertible into 17,857,143 shares of common stock, and thus are shown for the sake of convenience as beneficially owned pursuant only to that class of voting securities.

For purposes of this table, beneficial ownership is determined by rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares of common stock not issued and outstanding that the person has the right to acquire within 60 days after November 11, 2022, including, in the case of an executive officer or Director, shares acquirable upon termination of such individual’s service other than for death, disability or involuntary termination (“Presently Exercisable Rights”). Additionally, for awards of restricted stock, which are considered issued and outstanding following grant but remain subject to vesting conditions, the number of shares of common stock beneficially owned includes shares over which the executive officer or Director may currently exercise full voting rights, regardless of the vesting timeline. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The Company believes that each person named in the table has sole voting power and investment power (or shares such power with his or her spouse) and direct ownership with respect to all shares of common stock or Series C Preferred Stock listed as owned by such person, unless noted otherwise. Unless otherwise indicated, the address of each person listed in the table is c/o Steel Connect, Inc., 2000 Midway Lane, Smyrna, Tennessee 37167.

(2)	Number of shares deemed outstanding consists of 60,657,539 shares of common stock issued and outstanding as of November 11, 2022 (which includes all shares of restricted common stock), plus, for computation purposes only for the person in question, any shares subject to Presently Exercisable Rights held by that person.

(3)

Based on information provided in the Schedule 13D filed by Steel Partners, Ltd. (“SPL”), Steel Holdings, SPH Group LLC (“SPHG”), SPH Group Holdings LLC (“SPHG Holdings”), Steel Partners LLC and Mr. Lichtenstein with the SEC on October 14, 2011 and all amendments thereto, including that certain Amendment No. 30 to Schedule 13D filed by HNH, WHX CS Corp. (“WHX CS”), SPL, Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP, Steel Excel, Mr. Lichtenstein and Mr. Howard filed on November 17, 2022. The address of all persons named in this footnote is c/o SPL, 590 Madison Ave. New York, New York 10022.

●

SPHG Holdings (a) directly owns 2,245,990 shares of common stock and (b) beneficially owns an additional (i) 17,857,143 shares of common stock underlying the currently convertible Series C Preferred Stock, which it owns directly, and (ii) 6,293,707 shares of common stock underlying the currently convertible 7.50% Convertible Senior Note due 2024 (the “SPHG Note”), which it owns directly. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue the relationships discussed above, each of Steel Holdings, SPHG and Steel Holdings GP may be deemed to beneficially own, and share voting and dispositive power over, the shares of common stock owned directly by SPHG Holdings. Each of SPHG, Steel Holdings and Steel Holdings GP disclaims beneficial ownership of the shares of common stock owned directly by SPHG Holdings, except to the extent of its pecuniary interest therein.

●

HNH directly owns 2,496,545 shares of common stock. SPHG Holdings owns 100% of the outstanding shares of common stock of Steel Excel. Steel Excel owns 100% of the outstanding shares of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue of the relationships described above, each of SPHG Holdings, Steel Holdings, SPHG, Steel Holdings GP and Steel Excel may be deemed to beneficially own, and share voting and dispositive power over, the shares of common stock owned directly by HNH. Each of SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP disclaims beneficial ownership of the shares of common stock owned directly by HNH, except to the extent of its pecuniary interest therein.

●

WHX CS directly owns 5,940,170 shares of common stock. HNH owns 100% of the outstanding shares of common stock of WHX CS, and SPHG Holdings owns 100% of the outstanding shares of common stock of Steel Excel, and Steel Excel owns 100% of the outstanding shares of common stock of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue of the relationships described above, each of HNH, SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP may be deemed to beneficially own, and share voting and dispositive power over, the shares of common stock owned directly by WHX CS. Each of HNH, SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP disclaims beneficial ownership of the shares of common stock owned directly by WHX CS, except to the extent of its pecuniary interest therein.

●	Steel Holdings directly owns 7,500,000 shares of common stock. As the general partner of Steel Holdings, Steel Holdings GP may be deemed to beneficially own, and share voting and dispositive power over, the shares of common stock owned directly by Steel Holdings.

●

According to filings made pursuant to Section 13(d) and 16 of the Exchange Act, Messrs. Lichtenstein and Howard are members of a Section 13(d) group with respect to the shares of common stock described in this Footnote 3, pursuant to which they collectively own 52.9% of our outstanding shares of common stock. For more information, see Footnotes 7 and 9.

(4)	Mr. Fenton owns 489,689 shares of common stock, including 68,509 shares of restricted stock that will vest one year from their grant date, provided that Mr. Fenton remains a director on such vesting date.

(5)	Mr. Kassan owns 443,933 shares of common stock, including 68,509 shares of restricted stock that will vest one year from their grant date, provided that Mr. Kassan remains a director on such vesting date.

(6)	Ms. Molland owns 207,417 shares of common stock, including 68,509 shares of restricted stock that will vest one year from their grant date, provided that Ms. Molland remains a director on such vesting date.

(7)

Mr. Lichtenstein owns 1,673,882 shares of common stock, including 68,509 shares of restricted stock that will vest one year from their grant date, provided that Mr. Lichtenstein remains a director on such vesting date. The reported number also includes 60,000 shares of common stock owned directly by SPL, of which Mr. Lichtenstein is the Chief Executive Officer and a control person. Accordingly, by virtue of Mr. Lichtenstein’s relationship with SPL, Mr. Lichtenstein may be deemed to beneficially own the shares of common stock of the Company owned directly by SPL. Mr. Lichtenstein disclaims beneficial ownership of the shares of common stock of the Company owned directly by SPL, except to the extent of his pecuniary interest therein. Mr. Lichtenstein is also a member of the Section 13(d) group described in Footnote 3 above. Mr. Lichtenstein disclaims beneficial ownership of the shares of common stock of the Company owned directly by the other members of the Section 13(d) group, except to the extent of his pecuniary interest therein.

(8)	Mr. Wald owns 462,178 shares of common stock, including 68,509 shares of restricted stock that will vest one year from their grant date, provided that Mr. Wald remains a director on such vesting date.

(9)

Mr. Howard owns 890,811 shares of common stock, including 68,509 shares of restricted stock that will vest one year from their grant date, provided that Mr. Howard remains a director on such vesting date. Mr. Howard is a member of the Section 13(d) group described in Footnote 3. Mr. Howard disclaims beneficial ownership of the shares of common stock of the Company owned directly by the other members of the Section 13(d) group, except to the extent of his pecuniary interest therein.

(10)	Ms. Simril owns 173,591 shares of common stock, including 68,509 shares of restricted stock that will vest one year from their grant date, provided that Ms. Simril remains a director on such vesting date.

(11)	Mr. Wong owns no shares of common stock.

(12)	Mr. Khalil owns 69,624 shares of common stock.

(13)	Consists of shares of common stock owned as of November 11, 2022 by all current executive officers, which includes Messrs. Wong, Khalil and Lichtenstein (who is also a Director), and all Directors. For more information on our executive officers, see “Item 10. Directors, Executive Officers and Corporate Governance—Information About our Executive Officers.”

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2022:

	(a)	(b)	(c)
Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	$-	8,220,376	(1)
Equity compensation plans not approved by security holders	-	$-	-
Total	-	$-	8,220,376

(1)	Includes the following: (a) approximately 77,316 shares of common stock available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended; and (b) 8,143,060 shares of common stock available for future issuance under the 2020 Incentive Plan. The 2020 Incentive Plan replaced the 2010 Incentive Award Plan, as amended (the “2010 Incentive Plan”). Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

We describe in this section all reportable related person transactions to which we were or have been party since August 1, 2020. As of November 11, 2022, Steel Holdings, directly and indirectly, owned approximately 30.0%, and, when combined with its affiliated entities and individuals who are members of a Section 13(d) group with Steel Holdings and its affiliated entities, 34.2%, of our outstanding Common Stock (and assuming conversion of the SPHG Note and the Series C Preferred Stock, 49.9%, and, when combined with such affiliated entities and individuals, approximately 52.9% of the outstanding shares of Common Stock). Each of Mr. Lichtenstein, our Interim Chief Executive Officer, a Director and the Executive Chairman of our Board, and Mr. Howard, a member of our Board, is a member of this Section 13(d) group. For more information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Additionally, Mr. Lichtenstein is the Executive Chairman of Steel Holdings GP and Mr. Howard is the President and a director of Steel Holdings GP.

SPHG Note Transaction

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note, issued to SPHG Holdings (the “SPHG Note Transaction”). The SPHG Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. As of October 31, 2022, the Company had made interest payments in the amounts of $4.0 million and had $14.9 million in aggregate principal amount outstanding. The SPHG Note will mature on March 1, 2024, unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.

The SPHG Note is convertible into shares of the Company’s common stock at an initial conversion rate of 421.2655 shares of common stock per $1,000 principal amount of the SPHG Note (which is equivalent to an initial conversion price of approximately $2.37 per share), subject to adjustment upon the occurrence of certain events. The initial conversion price represents a conversion premium of 25% over the volume weighted average price of the Company’s common stock for the 20-trading-day-period ending February 27, 2019.

SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions, including that the stock price of the Company exceeds a certain threshold.

Our Board established a special committee, consisting solely of independent directors not affiliated with SPHG Holdings, to review and consider a financing transaction including a transaction with SPHG Holdings. The terms and conditions of the SPHG Note Transaction were determined by the special committee to be fair and in the best interests of the Company, and the special committee recommended that the Board approve the SPHG Note Transaction and the transactions contemplated thereby. See Note 7 to the Consolidated Financial Statements in the Original Form 10-K.

Proposed Merger with Steel Holdings

On June 12, 2022, the Company, Steel Holdings and SP Merger Sub, Inc., a wholly owned subsidiary of Steel Holdings (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Steel Holdings. The Merger Agreement provided that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by the Company, Steel Holdings or any of their respective subsidiaries) would, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest, and (ii) one contingent value right to receive a pro rata share of the proceeds received by the Company, Steel Holdings or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within two years of the Merger’s closing date, to the extent such proceeds exceeded $80 million plus certain related costs and expenses.

Steel Holdings and certain of its affiliates also entered into a Voting and Support Agreement with the Company, dated as of June 12, 2022 (the “Voting and Support Agreement”), pursuant to which, among other things, Steel Holdings and such affiliates agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company’s Board (acting on the recommendation of the special committee (the “Special Committee”) of independent and disinterested directors formed to consider and negotiate the terms and conditions of the Merger and to make a recommendation to our Board).

Our Board, acting on the unanimous recommendation of the Special Committee, and the Board of Steel Holdings GP (the general partner of Steel Holdings) approved the Merger Agreement and the transactions contemplated by the Merger Agreement (such transactions, collectively, the “Transactions”) and resolved to recommend that the stockholders adopt the Merger Agreement and approve the Transactions. The Special Committee, which is comprised solely of independent and disinterested directors of the Company who are unaffiliated with Steel Holdings, exclusively negotiated the terms of the Merger Agreement with Steel Holdings, with the assistance of its independent financial and legal advisors.

On November 15, 2022, Steel Holdings terminated the Merger Agreement. The Merger Agreement was terminated following the 2021 annual meeting of stockholders of the Company, at which the proposal to adopt the Merger Agreement was (a) approved by the affirmative vote of two groups of stockholders whose approval was required for closing of the Merger under the Merger Agreement, namely, the holders of (i) a majority of the outstanding shares of Series C Preferred Stock, and (ii) a majority in voting power of the issued and outstanding shares of common stock and Series C Preferred Stock (voting on an as-converted basis), voting together as a single class, but (b) not approved by the remaining group of stockholders whose vote was required for closing of the Merger under the Merger Agreement, namely, a majority of the outstanding shares of common stock not owned, directly or indirectly, by Steel Holdings and Merger Sub, any other officer or Director of the Company or any other person having any equity interest in, or any right to acquire any equity interest in, Merger Sub or any person of which Merger Sub is a direct or indirect subsidiary. As a result of the termination of the Merger Agreement, the Voting and Support Agreement automatically terminated pursuant to its terms.

STCN Management Services Agreement

On June 14, 2019, the Company entered into a management services agreement (as amended, the “STCN Management Services Agreement”) with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings, effective as of June 1, 2019. The STCN Management Services Agreement superseded all prior agreements between the Company and Steel Services. Pursuant to the STCN Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of a person or people to serve in various positions or functions, and perform duties normally associated with those specific or substantially equivalent positions or functions for the Company, including legal and environmental, health and safety, finance and treasury, human resources, lean, internal audit, mergers and acquisitions, and information technology (the “Services”).

The STCN Management Services Agreement provides that the Company will pay Steel Services a fixed monthly fee in consideration of the Services and will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services. Additionally, Steel Services shall, to the extent legally permissible, earn a reasonable success fee to be mutually agreed upon by the parties for any acquisition, divestiture, or financing transaction completed by the Company during the term of the STCN Management Services Agreement. The fixed monthly fee was originally $282,000. Effective February 25, 2022, following the disposition of IWCO Direct Holding Inc. and its indirect subsidiaries (“IWCO Direct”) (as described in “Item 1. Business—Disposition of IWCO Direct” in the Original Form 10-K), the parties agreed to amend the monthly fee by the portion of the fee attributable to IWCO Direct, thus reducing it to $101,920, as reflected in Amendment No. 1 to the STCN Management Services Agreement, dated October 27, 2022.

The STCN Management Services Agreement was renewed for an additional one-year period on December 31, 2020 and will automatically renew for successive one-year periods (each such period, a “Term”) unless and until terminated: (i) by either party, effective on the last day of the current Term, upon not less than 90 days’ written notice to the other; (ii) by the Company, at any time, on less than 90 days’ notice (provided that, in the case of (i) or (ii), the Company pays a termination fee to Steel Services as provided in the STCN Management Services Agreement, which fee shall equal 125% of the fees due under the STCN Management Services Agreement from and including the termination date until the 90th day following the date of such termination); (iii) immediately upon the bankruptcy or dissolution of Steel Services; (iv) promptly by the Company upon a material breach of the STCN Management Services Agreement by Steel Services; or (v) immediately by the Company for Cause (as defined in the STCN Management Services Agreement).

In April 2019, the Board authorized a special committee, which consists solely of independent Directors not affiliated with Steel Holdings or its affiliates, to review, negotiate, approve or reject transactions between the Company and Steel Holdings or its affiliates. The special committee reviewed, considered and recommended for approval by the Board the STCN Management Services Agreement, its renewal and its amendment, each of which was subsequently approved by the Board, with directors affiliated with Steel Services or its affiliates abstaining. In performing the Services, Steel Services is subject to the supervision and control of the special committee and is to report to the special committee and/or such other person designated by the special committee.

Total expenses incurred related to the STCN Management Services Agreement totaled approximately $3.1 million and $4.3 million for Fiscal 2022 and Fiscal 2021, respectively. For Fiscal 2022 and Fiscal 2021, amounts due to Steel Services (which were the fixed monthly fees) were $1.0 million and $0.9 million, respectively.

Air Travel

For Fiscal 2021, the Company also incurred expenses payable to SP General Services, LLC, an affiliate of Steel Holdings, for business-related air travel in the amounts of $0.3 million, which were primarily related to services provided under the STCN Management Services Agreement. For Fiscal 2022, the Company did not incur expenses payable for business-related air travel.

Delaware Litigation Settlement

On April 13, 2018, a purported shareholder, Donald Reith (“Plaintiff”), filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald, and stockholders Steel Holdings, Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, the “Steel Parties”) in connection with the acquisition of $35.0 million of the Series C Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the “Challenged Transactions”). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board (Messrs. Fenton and Wald, as well as Mr. Philip E. Lengyel), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted stockholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the court denied most of the motion to dismiss allowing the matter to proceed. The defendants answered the complaint on September 6, 2019, denying all liability.

On August 13, 2021, the Company, together with certain of its current and former Directors, Warren Lichtenstein, Glen Kassan, William Fejes, Jr., Jack Howard, Jeffrey Fenton and Jeffrey Wald, as well as other named defendants (collectively, the “Defendants”), entered into a memorandum of understanding (the “MOU”) with Plaintiff in connection with the settlement of the class and derivative action. A definitive Stipulation of Settlement (the “Stipulation”) incorporating the terms of the MOU was filed with the court on February 18, 2022. Pursuant to the MOU and Stipulation, and contingent on approval of the terms by the court, the Defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to the Company $2.75 million in cash.

Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate 3.3 million shares of common stock that they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. In August 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under the MOU, the Stipulation and their respective Surrender Agreements, and in December 2021, Mr. Fejes did the same. All such shares were subsequently cancelled. Pursuant to the MOU and Stipulation, the Company has also agreed to pay the Plaintiff’s counsel legal fees for this matter in an amount up to $2.05 million, if approved by the court.

After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, the parties submitted an amendment to the Stipulation: (i) increasing the proposed total contribution of the insurers to $3 million; (ii) reducing Plaintiff’s counsel’s fee request to $1.6 million; and (iii) providing that if the then pending proposed Merger was consummated, the $3 million, minus fees awarded to Plaintiff’s counsel and costs of distribution of up to $125,000, would be distributed to the holders of eligible shares of Common Stock (as defined in the Merger Agreement governing the Merger), other than the Defendants; provided, however, that no distribution is required to be made to any holder whose proportionate share of the distribution would be less than $1.00. On September 23, 2022, the court ruled that it was denying approval of the settlement. At the court’s instruction, the parties provided a status report on October 24, 2022, reporting that the vote on the proposed Merger had been postponed to October 28, 2022, and proposing to file a revised status report on November 23, 2022. The parties filed the status report on November 23, 2022, reporting that due to the termination of the proposed Merger on November 15, 2022, the parties were conferring on the next steps, and therefore proposed providing another status report within 30 days, or on other such date as the court may order. On November 28, 2022, the court issued a minute order advising that no further status updates were required to be filed in the matter and noting that the court would remain available to hear requests for relief as needed. The possible recovery, if any, with respect to this dispute cannot be determined as of the date of this Amendment.

Related Person Transaction Policies and Procedures

Pursuant to our Audit Committee charter, our Audit Committee has the sole and direct responsibility and authority to administer our related person transaction policies and procedures. All related person transactions, within the meaning of the applicable Nasdaq Rules and Item 404(a) of Regulation S-K, are expected to receive the approval of the Audit Committee (or, in the event it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest or otherwise, by other independent directors of our Board). Under its procedures, the Audit Committee (or other subset of independent directors of our Board) considers all facts and information that are available and deemed relevant by it, including, but not limited to, whether the transaction is on terms no less favorable than the terms generally available to an unaffiliated third person under the same or similar circumstances, as well as the extent of the related person’s interest in the transaction.

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

Director Independence

Board Independence

The Board has determined that each of Messrs. Fenton and Wald and Msses. Molland and Simril satisfies the criteria for being an “independent director” in accordance with the applicable Nasdaq Rules and has no material relationship with the Company other than by virtue of his or her service on the Board. A full list of current Directors is set forth in “Item 10. Directors, Executive Officers and Corporate Governance–Information About our Directors.”

Committee Independence

The Audit Committee currently consists of Mr. Fenton, Ms. Simril and Mr. Wald, as chairman, each of whom is independent for purposes of membership on that committee, as determined in accordance with the applicable Nasdaq Rules and Rule 10A-3 under the Exchange Act. The Compensation Committee currently consists of Mr. Fenton, as chairman, and Ms. Molland, each of whom is an independent director for purposes of membership on that committee, as determined in accordance with the Compensation Committee charter and applicable Nasdaq Rules. The Governance Committee currently consists of Mr. Wald and Ms. Molland, as chairwoman, each of whom is independent, as determined in accordance with the applicable Nasdaq Rules.

Controlled Company Status

As of November 11, 2022, Steel Holdings, directly and indirectly, owned approximately 30.0%, and, when combined with its affiliated entities and individuals who are members of a Section 13(d) group with Steel Holdings and its affiliated entities, 34.2%, of our outstanding Common Stock (and assuming conversion of the SPHG Note and the Series C Preferred Stock, 49.9%, and, when combined with such affiliated entities and individuals, approximately 52.9%,of the outstanding shares of Common Stock). Each of Mr. Lichtenstein, our Interim Chief Executive Officer, a Director and the Executive Chairman of our Board, and Mr. Howard, a member of our Board, is a member of this Section 13(d) group. For more information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

As a result, we are a “controlled company” within the meaning of the applicable Nasdaq Rules. Under the Nasdaq Rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including: (i) the requirement that a majority of the Board consist of independent directors; (ii) the requirement that we have director nominees selected or recommended for the Board’s selection, either by a majority vote of only the independent directors or by a nomination committee comprised solely of independent directors, with a written charter or Board resolution addressing the nominations process; and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We do not currently rely on any of these exemptions but may do so in the future. A majority of our Board is currently independent, and each of our Audit Committee, Compensation Committee and Governance Committee is fully independent and has its own charter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services and other services rendered by the Company’s independent registered public accounting firm for Fiscal 2022 and Fiscal 2021:

Fee Category	Fiscal 2022 Fees	Fiscal 2021 Fees
Audit Fees(1)	$2,007,375	$2,232,486
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$2,007,375	$2,232,486

(1)	Audit Fees. Audit fees for Fiscal 2022 and Fiscal 2021 consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements.

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

Pursuant to our audit committee charter, our audit committee pre-approves the audit, audit-related, tax and other permitted services of our independent registered public accounting firm before it is engaged to render those services.

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

Date: November 28, 2022

STEEL CONNECT, INC.

By:	/s/ Jason Wong
Jason Wong
Chief Financial Officer (Principal Financial Officer)