Form 10-Q
period 2022-10-31
Steel Connect, Inc.
filed 2022-12-14
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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

As of December 7, 2022, there were 60,657,539 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31, 2022	July 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$59,948	$53,142
Accounts receivable, trade, net of allowance for doubtful accounts of $1,004 and $44 at October 31, 2022 and July 31, 2022, respectively	35,680	40,083
Inventories, net	8,991	8,151
Funds held for clients	4,856	4,903
Prepaid expenses and other current assets	3,692	3,551
Total current assets	113,167	109,830
Property and equipment, net	3,504	3,534
Operating lease right-of-use assets	17,491	19,655
Other assets	3,772	4,730
Total assets	$137,934	$137,749
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts payable	$31,633	$30,553
Accrued expenses	27,285	28,396
Funds held for clients	4,856	4,903
Current lease obligations	5,581	6,466
Other current liabilities	13,643	13,482
Total current liabilities	82,998	83,800
Convertible note payable	11,557	11,047
Long-term lease obligations	11,754	12,945
Other long-term liabilities	4,969	3,983
Total long-term liabilities	28,280	27,975
Total liabilities	111,278	111,775
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at October 31, 2022 and July 31, 2022	35,180	35,180
Stockholders' deficit:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at October 31, 2022 and July 31, 2022; zero shares issued and outstanding at October 31, 2022 and July 31, 2022	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,657,539 issued and outstanding shares at October 31, 2022; 60,529,558 issued and outstanding shares at July 31, 2022	606	605
Additional paid-in capital	7,479,542	7,479,366
Accumulated deficit	(7,488,897)	(7,493,317)
Accumulated other comprehensive income	225	4,140
Total stockholders' deficit	(8,524)	(9,206)
Total liabilities, contingently redeemable preferred stock and stockholders' deficit	$137,934	$137,749
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2022	2021
Net revenue	$51,359	$44,354
Cost of revenue	37,094	34,948
Gross profit	14,265	9,406
Operating expenses:
Selling, general and administrative	10,386	8,835
Total operating expenses	10,386	8,835
Operating income	3,879	571
Other income (expense):
Interest income	144	3
Interest expense	(826)	(761)
Other gains (losses), net	2,886	(481)
Total other income (expense), net	2,204	(1,239)
Income (loss) from continuing operations before income taxes	6,083	(668)
Income tax expense	1,126	315
Net income (loss) from continuing operations	4,957	(983)
Net loss from discontinued operations	—	(18,511)
Net income (loss)	4,957	(19,494)
Less: Preferred dividends on redeemable preferred stock	(537)	(537)
Net income (loss) attributable to common stockholders	$4,420	$(20,031)

Net income (loss) per common shares - basic
Continuing operations	$0.07	$(0.02)
Discontinued operations	—	(0.31)
Net income (loss) attributable to common stockholders	$0.07	$(0.33)

Net income (loss) per common shares - diluted
Continuing operations	$0.06	$(0.02)
Discontinued operations	—	(0.31)
Net income (loss) attributable to common stockholders	$0.06	$(0.33)

Weighted-average number of common shares outstanding - basic	60,050	60,307
Weighted-average number of common shares outstanding - diluted	78,430	60,307
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2022	2021
Net income (loss)	$4,957	$(19,494)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,837)	198
Pension liability adjustments, net of tax	(1,078)	—
Other comprehensive income	(3,915)	198
Comprehensive income (loss)	$1,042	$(19,296)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at July 31, 2022	60,529,558	$605	$7,479,366	$(7,493,317)	$4,140	$(9,206)
Net income	—	—	—	4,957	—	4,957
Preferred dividends	—	—	—	(537)	—	(537)
Restricted stock grants	127,981	1	(1)	—	—	—
Share-based compensation	—	—	177	—	—	177
Other comprehensive items	—	—	—	—	(3,915)	(3,915)
Balance at October 31, 2022	60,657,539	$606	$7,479,542	$(7,488,897)	$225	$(8,524)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at July 31, 2021	63,099,496	$632	$7,478,638	$(7,480,220)	$7,162	$6,212
Net loss	—	—	—	(19,494)	—	(19,494)
Preferred dividends	—	—	—	(537)	—	(537)
Issuance of common stock pursuant to employee stock purchase plan	168	—	—	—	—	—
Restricted stock grants, net of forfeitures	(2,662,010)	(27)	27	—	—	—
Share-based compensation	—	—	190	—	—	190
Other comprehensive items	—	—	—	—	198	198
Balance at October 31, 2021	60,437,654	$605	$7,478,855	$(7,500,251)	$7,360	$(13,431)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$4,957	$(19,494)
Less: Loss from discontinued operations, net of tax	—	(18,511)
Income (loss) from continuing operations	4,957	(983)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	459	630
Amortization of deferred financing costs	12	34
Accretion of debt discount	510	386
Share-based compensation	177	191
Non-cash lease expense	2,230	2,391
Bad debt expense (recovery)	960	(5)
Other (gains) losses, net	(2,885)	481
Changes in operating assets and liabilities:
Accounts receivable, net	3,026	(875)
Inventories, net	(1,077)	(624)
Prepaid expenses and other current assets	(168)	737
Accounts payable, accrued restructuring and accrued expenses	1,553	(2,039)
Refundable and accrued income taxes, net	118	(268)
Other assets and liabilities	(1,620)	(3,876)
Net cash provided by (used in) operating activities	8,252	(3,820)
Cash flows from investing activities:
Additions of property and equipment	(548)	(363)
Proceeds from the disposition of property and equipment	16	—
Net cash used in investing activities	(532)	(363)
Cash flows from financing activities:
Preferred dividend payments	(537)	(537)
Repayments on capital lease obligations	(19)	(18)
Proceeds from issuance of common stock	—	1
Net cash used in financing activities	(556)	(554)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(405)	(121)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,759	(4,858)
Cash, cash equivalents and restricted cash, beginning of period	58,045	66,329
Cash, cash equivalents and restricted cash, end of period	$64,804	$61,471

Cash and cash equivalents, end of period	$59,948	$54,940
Restricted cash for funds held for clients, end of period	4,856	6,531
Cash, cash equivalents and restricted cash, end of period	$64,804	$61,471

Cash flows from discontinued operations:
Operating activities	$—	$(6,606)
Investing activities	—	(4,318)
Financing activities	—	(1,500)
Net cash used in discontinued operations	$—	$(12,424)
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

Disposition of IWCO Direct

On February 25, 2022 (the "Disposal Date"), the Company entered into a transaction agreement (the “Transaction Agreement”) with (a) IWCO Direct Holding Inc. (''IWCO Direct" or "Direct Marketing") and its indirect subsidiaries, (b) Cerberus Business Finance, LLC, in its capacities as collateral agent and administrative agent under a financing agreement (in such capacities, the “Agent”), dated as of December 15, 2017, between IWCO Direct, IWCO Direct’s direct and indirect subsidiaries, the Agent and the lenders party thereto (the “Lenders”) (the “Financing Agreement”), (c) the Lenders, (d) the Lenders or their respective designees listed on the signature pages to the Transaction Agreement under the caption “Participating Lender Purchasers” (the “Participating Lender Purchasers”), (e) SPH Group Holdings LLC (the “Sponsor”) and (f) Instant Web Holdings, LLC (the “Buyer”), an entity owned by the Participating Lender Purchasers. On the Effective Date (as defined in the Transaction Agreement) and pursuant to the terms of the Transaction Agreement, the Company transferred all of its interests in IWCO Direct to the Buyer as part of a negotiated restructuring of the capital structure and certain financial obligations of IWCO Direct under the Financing Agreement as contemplated by the Transaction Agreement. The results of operations of the IWCO Direct business are reported as discontinued operations for the period presented. See Note 4 - "Discontinued Operations" for additional information.

All references made to financial data in this Quarterly Report on Form 10-Q are to the Company's continuing operations, unless otherwise specifically noted.

Liquidity and Capital Resources

Steel Connect, Inc. (as parent company, the “Parent”)

Historically, the Parent financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sales of facilities that were not fully utilized. The Parent believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, debt obligations and working capital for at least the next twelve months. Upon a redemption request by the holder of the Preferred Stock (as discussed in Note 16 - "Related Party Transactions" and in the Company's Fiscal Year 2022 Form 10-K filed), the Parent believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations.

As of October 31, 2022, these resources include cash and cash equivalents and ModusLink's credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. There was no balance outstanding on the Umpqua Revolver as of October 31, 2022. See Note 9 - "Debt" for further details regarding the Umpqua Revolver.

ModusLink believes that if dividends to the Parent are required, it would have access to adequate resources to meet its operating needs while remaining in compliance with the Umpqua Revolver's covenants over the next twelve months. However, there can be no assurances that ModusLink will continue to have access to its line of credit under the Umpqua Revolver if its financial performance does not satisfy the financial covenants set forth in its financing agreement, which could also result in the acceleration of its debt obligations by its lender, adversely affecting liquidity.

As of October 31, 2022 and July 31, 2022, the Company had cash and cash equivalents of $59.9 million and $53.1 million, respectively. As of October 31, 2022, the Company had excess working capital of $30.2 million.

Impact of COVID-19

The COVID-19 pandemic (in particular, the emergence of new variants of the virus across the globe) has caused, and may continue to cause, significant disruptions in the U.S. and global economies. Measures taken by national and local governments in the United States and around the world restricted, and in certain jurisdictions continue to restrict, individuals’ daily activities and curtail or cease many businesses’ normal operations. The COVID-19 pandemic has adversely impacted, and may further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our clients, suppliers, and business partners. Beginning in March 2020, we experienced impacts to our customers' demand, facility operations, supply chain, availability and productivity of personnel, while also working to comply with rapidly evolving international, federal, state and local restrictions and recommendations on travel and workplace health and safety. We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in the third and fourth quarters of fiscal year 2020, as well as the fourth quarter of fiscal year 2021. However, these temporary closures did not have a significant impact on ModusLink’s operations

More recently, an outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. In April and May 2022, there were further temporary lockdown orders which impacted several ModusLink facilities in China; however, ModusLink was able to resume operations on May 5, 2022 at one site and at another site on May 31, 2022. In July 2022, there were further temporary lockdown orders, which impacted one ModusLink facility in China. In September and October 2022, there were further temporary lockdown orders, which impacted several ModusLink facilities in China. The lockdowns in China have not had a significant impact to ModusLink’s operations through the filing of this Quarterly Report on Form 10-Q. If the situation continues at this level or worsens, however, it could result in a potential adverse impact on our business, results of operations and financial condition.

We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include the continued disruption to the demand for our businesses' products and services; disruptions in or closures of our business operations or those of our customers or suppliers; the impact of the global business and economic environment on liquidity and the availability of capital; increased costs and delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in the future is difficult to predict and will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; the extent and severity of the impact on our customers and suppliers; and U.S. and foreign government actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

Proposed Merger with Steel Holdings

On June 12, 2022, the Company, Steel Partners Holdings L.P. (“Steel Holdings”) and SP Merger Sub, Inc., a wholly owned subsidiary of Steel Holdings (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Steel Holdings. The Merger Agreement provided that each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by the Company, Steel Holdings or any of their respective subsidiaries) would, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest and (ii) one contingent value right to receive a pro rata share of the proceeds received by the Company, Steel Holdings or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within two years of the Merger’s closing date, to the extent such proceeds exceed $80.0 million plus certain related costs and expenses.

Steel Holdings and certain of its affiliates also entered into a Voting and Support Agreement, dated as of June 12, 2022 (the “Voting and Support Agreement”), pursuant to which, among other things, they agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company's Board of Directors (acting on the recommendation of the special committee (the “Special Committee”) of independent and disinterested directors formed to consider and negotiate the terms and conditions of the Merger and to make a recommendation to our Board of Directors).

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

On November 15, 2022, Steel Holdings terminated the Merger Agreement. The Merger Agreement was terminated following the 2021 Annual Meeting of Stockholders of the Company at which the proposal to adopt the Merger Agreement was (a) approved by the affirmative vote of the holders of (i) a majority of the outstanding shares of Series C Preferred Stock, par value $0.01 per share, of the Company and (ii) a majority in voting power of the issued and outstanding shares of common stock and Series C Preferred Stock (voting on an as converted to shares of common stock basis), voting together as a single class, but (b) not approved by a majority of the outstanding shares of common stock not owned, directly or indirectly, by Steel Holdings, and Merger Sub, any other officer or director of the Company or any other person having any equity interest in, or any right to acquire any equity interest in, Merger Sub or any person of which Merger Sub is a direct or indirect subsidiary as required under the Merger Agreement.

As a result of the termination of the Merger Agreement, the Voting and Support Agreement, dated as of June 12, 2022, by and among the Company, Steel Holdings and certain of its affiliates, automatically terminated pursuant to its terms.
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2022 (Fiscal Year 2022), which are contained in the Company's Fiscal Year 2022 Form 10-K filed. The results for the three months ended October 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the three months ended October 31, 2022, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed. Please refer to Note 18 - "Subsequent Events" for further details.
Reclassification
On the statement of cash flows for the three months ended October 31, 2022 and 2021, the Company reclassified bad debt expense (recovery) as a non-cash adjustment to net income (loss) which totaled $1.0 million and $(5.0) thousand from Accounts receivable, net to Bad debt expense (recovery). This reclassification was made to prior year balances to conform with current reporting and had no impact on net loss or stockholder's deficit.
(3)RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued and Not Yet Implemented

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Loses on Financial Instruments, an ASU that requires measurement and recognition of expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU will be effective for the Company beginning in the first quarter of the fiscal year ending July 31, 2024 on a modified retrospective basis, which requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.
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
Other new pronouncements issued but not effective until after October 31, 2022 are not expected to have a material impact on our financial condition, results of operations or liquidity.

(4)DISCONTINUED OPERATIONS

As discussed in Note 1 - "Nature of Operations", on February 25, 2022, the Company completed the disposition of IWCO Direct. The Company received no cash consideration for the disposition (the entire transaction being referred to as the “IWCO Direct Disposal”). As of the Disposal Date and subject to the terms and conditions of the Transaction Agreement, the parties entered into certain mutual releases as fully set forth in the Transaction Agreement. In addition, as part of the overall transaction, the Buyer issued a note in the principal amount of $6.9 million payable to the Company as consideration for intercompany obligations owed by IWCO Direct to the Company (the “Subordinated Note”). The Subordinated Note is subordinated to the obligations under the Financing Agreement (including any amendments or other modifications thereto) and matures on the date that is the earlier of (a) the later of (i) August 25, 2027 and (ii) the date that is six months after the maturity of the Financing Agreement, or (b) the date that is six months after repayment in full of the obligations under the Financing Agreement. Due to the subordinated nature of the Subordinated Note and the assessment of collectability, the Company determined the fair value of the Subordinated Note was zero.

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

A summary of the results of the discontinued operations is as follows:

Three months ended October 31,
2021
Net revenue	$81,059
Cost of revenue	75,185
Gross profit	5,874
Operating expenses:
Selling, general and administrative	13,170
Amortization of intangible assets	4,182
Total operating expenses	17,352
Operating loss	(11,478)
Other expense:
Interest expense	(7,033)
Total other expense, net	(7,033)
Loss from discontinued operations before income taxes	(18,511)
Income tax expense	—
Loss from discontinued operations, net of tax	$(18,511)

(5)INVENTORIES, NET

The table below presents the components of Inventories, net:

	October 31, 2022	July 31, 2022
	(In thousands)
Raw materials	$8,274	$7,330
Work-in-process	134	124
Finished goods	583	697
	$8,991	$8,151
(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	October 31, 2022	July 31, 2022
Accrued Expenses	(In thousands)
Accrued compensation	$5,781	$5,099
Accrued audit, tax and legal	3,841	4,564
Accrued taxes	3,385	3,344
Accrued occupancy costs	1,570	1,671
Accrued IT costs	1,160	1,108
Accrued contract labor	1,009	792
Accrued freight	1,023	782
Accrued other	9,516	11,036
Total accrued expenses	$27,285	$28,396
As of both October 31, 2022 and July 31, 2022, accrued other was primarily comprised of accrued price concessions for customer programs that have unit price or management fee true-ups based on their contract agreements.

	October 31, 2022	July 31, 2022
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$9,435	$9,435
Deferred revenue - current	2,357	2,705
Other	1,851	1,342
Total other current liabilities	$13,643	$13,482
As of both October 31, 2022 and July 31, 2022, the Company had accrued pricing liabilities of approximately $9.4 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ending on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of October 31, 2022 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.

(7)RESTRUCTURING

ModusLink Restructuring Activities

During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were primarily composed of employee termination costs. In November 2021, ModusLink amended its strategic plan to include reorganizing its supply chain operations and recorded a restructuring charge of approximately $0.9 million during the three months ended January 31, 2022. In July 2022, ModusLink reorganized its supply chain operations in Ireland and recorded a restructuring charge of approximately $0.6 million during the three months ended July 31, 2022. The restructuring charges recorded in fiscal year ended July 31, 2022 were primarily composed of employee termination costs. ModusLink did not incur any restructuring charges during the three months ended October 31, 2022 and October 31, 2021.

Changes to the restructuring liability during the three months ended October 31, 2022 were as follows:

(in thousands)
Balance as of July 31, 2022	$892
Costs incurred	—
Cash payments	(551)
Non-cash relief of accrual	—
Change in estimates	(25)
Balance as of October 31, 2022	$316

The restructuring liability is recorded as a component of accrued expenses in the condensed consolidated balance sheets.

(8)LEASES
The table below presents the components of the Company's lease expense:

	Three Months Ended October 31,
	2022	2021
	(In thousands)
Operating lease cost	$2,405	$2,510
Short-term lease expense	438	287
Variable lease cost	4	11
Interest on finance lease liabilities	—	1
	$2,847	$2,809
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Three Months Ended October 31,
	2022	2021
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,207	$2,498
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	$19	$18
(9)DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	October 31, 2022	July 31, 2022
	(In thousands)
Unsecured
7.50% Convertible Senior Note due March 1, 2024	$14,940	$14,940
Credit Facilities
Umpqua Revolver	—	—
Less: unamortized discounts and issuance costs(a)	(3,450)	(3,972)
Total debt, net	$11,490	$10,968
(a)Amounts include deferred debt issuance costs related to credit facilities of $67 thousand and $79 thousand as of October 31, 2022 and July 31, 2022, respectively, which are presented in Other Assets.
7.50% Convertible Senior Note

On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding March 1, 2024, the maturity date of the SPHG Note, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of October 31, 2022, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of October 31, 2022, the remaining period over which the unamortized discount will be amortized is 16 months. As of October 31, 2022 and July 31, 2022, the net carrying value of the SPHG Note was $11.6 million and $11.0 million, respectively. The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%. The following tables reflect the components of the SPHG Note:

	October 31, 2022	July 31, 2022
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(3,383)	(3,893)
Net carrying amount	$11,557	$11,047

	Three Months Ended October 31,
	2022	2021
	(In thousands)
Interest expense related to contractual interest coupon	$286	$286
Interest expense related to accretion of the discount	510	386
Interest expense related to revolving credit facilities (see below)	30	89
	$826	$761
Umpqua Revolver
On March 16, 2022, ModusLink, as borrower, entered into a new credit agreement with Umpqua Bank as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. Concurrent with signing the Umpqua Revolver ModusLink submitted a notice of termination to MidCap Financial Trust for its $12.5 million revolving credit facility (the “MidCap Credit Facility”), which was set to expire on December 31, 2022. There was no balance outstanding on the Midcap Credit Facility at the time of its termination. As of October 31, 2022, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of October 31, 2022, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million available for letters of credit.
(10)CONTINGENCIES
Legal Proceedings

On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board of Directors, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings, Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board of Directors (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted stockholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board of Directors made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. The defendants answered the complaint on September 6, 2019, denying all liability.

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

After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, the parties submitted an amendment to the Stipulation: (i) increasing the proposed total contribution of the insurers to $3.0 million, (ii) reducing Plaintiff’s counsel’s fee request to $1.6 million, and (iii) providing that if the then pending proposed Merger was consummated, the $3 million, minus fees awarded to Plaintiff’s counsel and costs of distribution of up to $125,000, would be distributed to the holders of eligible shares of Common Stock (as defined in the Merger Agreement governing the Merger), other than the Defendants; provided, however, that no distribution is required to be made to any holder whose proportionate share of the distribution would be less than $1.00. On September 23, 2022, the court ruled that it was denying approval of the settlement. At the court’s instruction, the parties provided a status report on October 24, 2022, reporting that the vote on the proposed Merger had been postponed to October 28, 2022, and proposing to file a revised status report on November 23, 2022. The parties filed the status report on November 23, 2022, reporting that due to the termination of the proposed Merger on November 15, 2022, the parties were conferring on the next steps, and therefore proposed providing another status report within 30 days, or on other such date as the court may order. On November 28, 2022, the court issued a minute order advising that no further status updates were required to be filed in the matter and noting that the court would remain available to hear requests for relief as needed. The possible recovery, if any, with respect to this dispute cannot be determined as of the date of this Quarterly Report on Form 10-Q.

(11)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended October 31,
	2022	2021
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$50,931	$43,942
Other	428	412
	$51,359	$44,354
Timing of Revenue Recognition
Services transferred over time	$51,359	$44,354
	$51,359	$44,354
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

The table below presents information for the Company's contract balances:

	October 31, 2022	July 31, 2022
	(In thousands)
Accounts receivable, trade, net	$35,680	$40,083
Contract assets	358	369

Deferred revenue - current	$2,357	$2,705
Deferred revenue - long-term	112	134
Total deferred revenue	$2,469	$2,839
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the three months ended October 31, 2022 and October 31, 2021, were as follows:

	Three Months Ended October 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$2,839	$2,320
Deferral of revenue	271	508
Recognition of deferred amounts upon satisfaction of performance obligation	(641)	(309)
Balance at end of period	$2,469	$2,519
The Company expects to recognize approximately $2.4 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(12)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2022, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of both October 31, 2022 and July 31, 2022, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.8 million.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15.0% corporate minimum tax rate applied to certain large corporations and a 1.0% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

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

As of October 31, 2022, the Company elected to defer the employer-paid portion of social security taxes, which is expected to provide the Company with approximately $0.3 million of additional liquidity. The remaining deferral is due by December 31, 2022. The Company does not expect the provisions of the CARES Act to have a significant impact on the income tax provision, income tax payable or deferred income tax positions of the Company.

Uncertain Tax Positions
In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of October 31, 2022 and July 31, 2022, the liabilities for interest expense related to uncertain tax positions were $0.01 million and $0.10 million, respectively. The Company expects $0.2 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2019 through July 31, 2022. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2014 through 2021 tax years remain subject to examination in most locations, while the Company's 2010 through 2021 tax years remain subject to examination in most Asia locations.
(13)EARNINGS (LOSS) PER SHARE
The following table reconciles net earnings (loss) per share for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
	2022	2021
	(In thousands, except per share data)
Reconciliation of net income (loss) to net income (loss) attributable to common stockholders after assumed conversions:
Net income (loss) from continuing operations	$4,957	$(983)
Loss from discontinued operations	—	(18,511)
Net income (loss)	4,957	(19,494)
Less: Preferred dividends on redeemable preferred stock	(537)	(537)
Net income (loss) attributable to common stockholders	$4,420	$(20,031)

Effect of dilutive securities:
Dividends on preferred stock	537	—
Net income (loss) attributable to common stockholders - assuming dilution	$4,957	$(20,031)

Net income (loss) per common share - basic
Net income (loss) from continuing operations	$0.07	$(0.02)
Net loss from discontinued operations	—	(0.31)
Net income (loss) attributable to common stockholders	$0.07	$(0.33)

Net income (loss) per common share - diluted
Net income (loss) from continuing operations	$0.06	$(0.02)
Net loss from discontinued operations	—	(0.31)
Net income attributable to common stockholders	$0.06	$(0.33)

Weighted average common shares outstanding - basic	60,050	60,307
Effect of dilutive securities:
Common stock equivalents - Restricted stock and restricted stock shares	523	—
Common stock equivalents - Preferred stock	17,857	—
Weighted average common shares outstanding - diluted	78,430	60,307
Basic net income (loss) per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method).
For the three months ended October 31, 2022, $0.8 million of interest expense, net of tax related to convertible debt was excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the three months ended October 31, 2021, $0.7 million of interest expense, net of tax impact related to convertible debt and $0.5 million of preferred dividends were excluded from the numerator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
For the three months ended October 31, 2022, 6.3 million common stock equivalent shares (including those related to convertible debt) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the three months ended October 31, 2021, 24.2 million common stock equivalent shares (including those related to convertible debt and convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
(14)COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2022	$6,063	$(1,923)	$4,140
Foreign currency translation adjustment	(2,837)	—	(2,837)
Pension liability adjustments	—	(1,078)	(1,078)
Net current-period other comprehensive income	(2,837)	(1,078)	(3,915)
Accumulated other comprehensive income (loss) as of October 31, 2022	$3,226	$(3,001)	$225

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2021	$9,762	$(2,600)	$7,162
Foreign currency translation adjustment	198	—	198
Net current-period other comprehensive income	198	—	198
Accumulated other comprehensive income (loss) as of October 31, 2021	$9,960	$(2,600)	$7,360

During the year ended July 31, 2020, a Netherlands defined benefit pension plan was amended, so that active participants no longer accrued benefits as of January 1, 2020, which resulted in a pre-tax curtailment gain of $2.4 million recognized in accumulated other comprehensive income (loss). At that time, the active plan participants were moved into a new defined benefit contribution pension plan. During the three months ended October 31, 2022, the Company recorded an increase of approximately $1.1 million to accrued pension liabilities for the defined benefit pension plan as it was determined plan participants are entitled to unconditional indexation of benefits for as long as they remain in active service with the Company.

(15)SEGMENT INFORMATION

Subsequent to the Company’s disposition of the Direct Marketing reportable segment in the IWCO Direct Disposal, the Company has one reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segment. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not allocated to the operations of the Company's operating segment. All significant intra-segment amounts have been eliminated. Management evaluates segment performance based on segment net revenue and operating income (loss).

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

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Three Months Ended October 31,
	2022	2021
	(In thousands)
Net revenue:
Supply Chain	$51,359	$44,354
Total segment net revenue	51,359	44,354
Operating income:
Supply Chain	5,851	1,973
Total segment operating income	5,851	1,973
Corporate-level activity	(1,972)	(1,402)
Total operating (loss) income	3,879	571
Total other income (expense), net	2,204	(1,239)
Income (loss) before income taxes	$6,083	$(668)

	October 31, 2022	July 31, 2022
	(In thousands)
Total assets:
Supply Chain	$105,849	$101,637
Corporate	32,085	36,112
Total assets	$137,934	$137,749
Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Three Months Ended October 31,
	2022	2021
	(In thousands)
Capital expenditures	$548	$363
Depreciation expense	459	630
Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended October 31,
	2022	2021
	(In thousands)
China	$17,965	$15,966
United States	12,172	10,446
Czech	5,760	2,767
Netherlands	5,351	5,649
Singapore	5,132	5,164
Other	4,979	4,362
	$51,359	$44,354
(16)RELATED PARTY TRANSACTIONS
As of October 31, 2022, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners Ltd., beneficially owned approximately 49.9% of our outstanding capital stock, including the if-converted value of the

SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director.
SPHG Note Transaction
On February 28, 2019, the Company entered into a SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note. As of both October 31, 2022 and July 31, 2022, SPHG Holdings held $14.9 million principal amount of the SPHG Note. As of October 31, 2022 and July 31, 2022, the net carrying value of the SPHG Note was $11.6 million and $11.0 million, respectively. During the three months ended October 31, 2022 and 2021, the Company recognized interest expense of $0.8 million and $0.7 million, respectively, associated with the SPHG Note.
Preferred Stock Transaction
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Series C Convertible Preferred Stock are set forth in the Series C Certificate of Designations, which has been filed with the Secretary of State of the State of Delaware. During each of the three months ended October 31, 2022 and 2021, the Company paid dividends of $0.5 million associated with the Series C Convertible Preferred Stock.
On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).
STCN Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "STCN Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Holdings. The Management Services Agreement was effective as of June 1, 2019. Pursuant to the STCN Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of certain employees, including certain executive officers and other corporate services. In connection with the IWCO Direct Disposal, the monthly fee under the STCN Management Services Agreement was reduced effective on the Disposal Date primarily for the portion of the fee attributable to IWCO Direct. Total expenses incurred related to the STCN Management Services Agreement for the three months ended October 31, 2022 and 2021 were $0.6 million and $0.8 million, respectively. As of October 31, 2022 and July 31, 2022, amounts due to Steel Services was $0.8 million and $1.0 million, respectively.
Termination of Proposed Merger with Steel Holdings

On November 15, 2022, Steel Holdings terminated the Merger Agreement with Steel Holdings. See Note 1 - "Nature of Operations" for further discussion.
(17)FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurement, provides that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires the Company to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets
Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs
Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants would price the assets or liabilities

The carrying value of cash and cash equivalents, accounts receivable, restricted cash, accounts payable, current liabilities and the revolving line of credit under the Umpqua Revolver approximate fair value because of the short maturity of these instruments. We believe that the carrying value of our long-term debt approximates fair value because the stated interest rates of this debt is consistent with current market rates. The carrying value of capital lease obligations approximates fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of October 31, 2022 and July 31, 2022, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	October 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds	$28,300	$28,300	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,756	$31,756	$—	$—
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

(18) SUBSEQUENT EVENT
The Company evaluated all events and transactions that occurred after October 31, 2022 up through the date the Company issued these consolidated financial statements. The Company owns 9.8% of a privately-held software company (the "Investee"), which was acquired in the early 2000s and whose book value was written down to zero in prior years. The Company was not required to account for this Investee as an equity method investment.

On November 11, 2022, the Investee entered into an asset purchase agreement to sell substantially all of its assets for $40.8 million (the "Purchase Price"). The sale is subject to a shareholder vote scheduled to be held on December 15, 2022. If approved, the sale is expected to be completed early in the first quarter of calendar 2023 after which the Company expects to receive an aggregate of approximately $4.0 million of cash proceeds. The first receipt of approximately $3.2 million is expected to occur before the end of the third quarter of the fiscal year ending July 31, 2023, with approximately $0.4 million expected to be received during each of the fiscal years ending July 31, 2024 and 2025. When received, the Company will recognize the cash proceeds as other income on the condensed consolidated statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this Quarterly Report on Form 10-Q and the risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 9, 2022, and other subsequent reports filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
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

Disposition of IWCO Direct Holdings, Inc. ("IWCO Direct" or "Direct Marketing")

Beginning in the second quarter of 2020, with the shutdown of the U.S. economy due to the COVID-19 pandemic, IWCO Direct’s business was significantly and adversely affected by a material reduction in customer mailing activities. Against this backdrop, the Company held, on behalf of IWCO Direct, extensive discussions with Cerberus about amending and extending IWCO Direct’s credit facility with Cerberus under which there was approximately $361 million outstanding as of January 31, 2022 that was to mature in December 2022. In addition, the Company’s Board of Directors considered a range of strategic options to address the impending maturity. In mid-January 2022, it became apparent that it would not be possible to extend or refinance the credit facility prior to its maturity. In addition, short-term funding under the revolving credit facility became unavailable. IWCO Direct was in the process of implementing the competitive improvement plan (“CIP”) intended to address the changing requirements of its customers and markets. Despite initial favorable outcomes and improving prospects from the CIP, the Company was unable to amend IWCO Direct's credit facility or identify alternatives to refinance IWCO Direct’s indebtedness given the magnitude of that indebtedness relative to the performance of IWCO Direct’s business.

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

The Company deconsolidated IWCO Direct as of February 25, 2022 as it no longer held a controlling financial interest as of that date. The results of IWCO Direct are presented as a discontinued operation in all periods reported. Refer to Note 1 - "Nature of Operations" and Note 4 - "Discontinued Operations" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the IWCO Direct Disposal.
Customers

Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the three months ended October 31, 2022 and 2021, the Company's ten largest clients accounted for approximately 79.7% and 75.3% of consolidated net revenue, respectively. Two clients accounted for 36.2% and 14.9% of the Company's consolidated net revenue for three months ended October 31, 2022. One client accounted for 25.5% of the Company's consolidated net revenue for three months ended October 31, 2021. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the three months ended October 31, 2022 or 2021.
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
Impact of COVID-19
The COVID-19 pandemic (in particular, the emergence of new variants of the virus across the globe) has caused, and may continue to cause, significant disruptions in the U.S. and global economies. Measures taken by national and local governments in the United States and around the world restricted, and in certain jurisdictions continue to restrict, individuals’ daily activities and curtail or cease many businesses’ normal operations. The COVID-19 pandemic has adversely impacted, and may further adversely impact, nearly all aspects of our business and markets, including our workforce and the operations of our clients, suppliers, and business partners. Beginning in March 2020, we experienced impacts to our customers' demand, facility operations, supply chain, availability and productivity of personnel, while also working to comply with rapidly evolving international, federal, state and local restrictions and recommendations on travel and workplace health and safety. We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in the third and fourth quarters of fiscal year 2020, as well as the fourth quarter of fiscal year 2021. However, these temporary closures did not have a significant impact on ModusLink’s operations

More recently, an outbreak in Mainland China forced temporary lockdown orders from March 14, 2022 to March 20, 2022 in several cities in which ModusLink operates. In April and May 2022, there were further temporary lockdown orders which impacted several ModusLink facilities in China; however, ModusLink was able to resume operations on May 5, 2022 at one site and at another site on May 31, 2022. In July 2022, there were further temporary lockdown orders, which impacted one ModusLink facility in China. In September and October 2022, there were further temporary lockdown orders, which impacted several ModusLink facilities in China. The lockdowns in China have not had a significant impact to ModusLink’s operations through the filing of this Quarterly Report on Form 10-Q. If the situation continues at this level or worsens, however, it could result in a potential adverse impact on our business, results of operations and financial condition.

We continue to closely monitor the impact of COVID-19 on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include the continued disruption to the demand for our businesses' products and services; disruptions in or closures of our business operations or those of our customers or suppliers; the impact of the global business and economic environment on liquidity and the availability of capital; increased costs and delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in the future is difficult to predict and will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the duration and severity of the virus and its current variants; the emergence of new variant strains; the widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; the extent and severity of the impact on our customers and suppliers; and U.S. and foreign government actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of the COVID-19 pandemic on the Company’s employees, business or operations.

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

Steel Holdings and certain of its affiliates also entered into a Voting and Support Agreement, dated as of June 12, 2022 (the “Voting and Support Agreement”), pursuant to which, among other things, they agreed to vote all shares of common stock and Series C Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company's Board of Directors (acting on the recommendation of the special committee (the “Special Committee”) of independent and disinterested directors formed to consider and negotiate the terms and conditions of the Merger and to make a recommendation to our Board of Directors).

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

On November 15, 2022, Steel Holdings terminated the Merger Agreement. The Merger Agreement was terminated following the 2021 Annual Meeting of Stockholders of the Company at which the proposal to adopt the Merger Agreement was (a) approved by the affirmative vote of the holders of (i) a majority of the outstanding shares of Series C Preferred Stock, par value $0.01 per share, of the Company and (ii) a majority in voting power of the issued and outstanding shares of common stock and Series C Preferred Stock (voting on an as converted to shares of common stock basis), voting together as a single class, but (b) not approved by a majority of the outstanding shares of common stock not owned, directly or indirectly, by Steel Holdings, and Merger Sub, any other officer or director of the Company or any other person having any equity interest in, or any right to acquire any equity interest in, Merger Sub or any person of which Merger Sub is a direct or indirect subsidiary as required under the Merger Agreement. As a result of the termination of the Merger Agreement, the Voting and Support Agreement, dated as of June 12, 2022, by and among the Company, Steel Holdings and certain of its affiliates, automatically terminated pursuant to its terms.
Basis of Presentation
The Company has one operating segment which is the same as its reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segment. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not allocated to the operations of the Company's operating segment. All significant intra-segment amounts have been eliminated.
Results of Operations

	Three Months Ended October 31,
	(unaudited in thousands)
	2022	2021	$ Change[1]	% Change[1]
Net revenue	$51,359	$44,354	$7,005	15.8%
Cost of revenue	(37,094)	(34,948)	(2,146)	(6.1)%
Gross profit	14,265	9,406	4,859	51.7%
Gross profit percentage	27.8%	21.2%	—	6.6%
Selling, general and administrative	(10,386)	(8,835)	(1,551)	(17.6)%
Interest expense, net	(826)	(761)	(65)	(8.5)%
Other gains (losses), net	3,030	(478)	3,508	733.9%
Income (loss) from continuing operations before income taxes	6,083	(668)	6,751	1010.6%
Income tax expense	(1,126)	(315)	(811)	(257.5)%
Net income (loss) from continuing operations	$4,957	$(983)	$5,940	604.3%
1 Favorable (unfavorable) change
Three months ended October 31, 2022 compared to the three months ended October 31, 2021

Net Revenue:
During the three months ended October 31, 2022, net revenue for the Supply Chain segment increased by approximately $7.0 million. This increase in net revenue was primarily driven by higher volume associated with clients in the computing and consumer electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended October 31, 2022, as compared to the same period in the prior year.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended October 31, 2022 included materials procured on behalf of our Supply Chain clients of $19.3 million, as compared to $19.1 million for the same period in the prior year, an increase of $0.2 million. Total cost of revenue increased by $2.1 for the three months ended October 31, 2022, as compared to the same period in the prior year, primarily due to an increase in material and labor costs as a result of higher revenue.

Gross Profit:

Gross profit percentage for the current quarter increased 700 basis points, to 27.8% as compared to 21.2% in the prior year quarter, driven by higher net revenues and favorable sales mix. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended October 31, 2022.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. Selling, general and administrative expenses during the three months ended October 31, 2022 increased by approximately $1.6 million as compared to the same period in the prior year.

Selling, general and administrative expenses for the Supply Chain segment increased $1.0 million primarily due to bad debt expense recorded for a client in the consumer products industry. Corporate-level activity increased $0.6 million, primarily due to an increase in professional fees. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the three months ended October 31, 2022.
Interest Expense:

Total interest expense during the three months ended October 31, 2022 did not change significantly as compared to the same period in the prior year.
Other Gains (Losses), Net:
Other gains (losses), net are primarily composed of foreign exchange gains (losses). The Company recorded $2.5 million of foreign exchange gains, compared to $0.5 million of foreign exchange losses during the three months ended October 31, 2022 and 2021, respectively.
Income Tax Expense:

During the three months ended October 31, 2022, the Company recorded income tax expense of approximately $1.1 million as compared to $0.3 million for the same period in the prior fiscal year. The increase in income tax expense is primarily due to higher taxable income in foreign jurisdictions, as compared to the prior year.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Income (Loss) from Continuing Operations:

Net income from continuing operations for the three months ended October 31, 2022 increased $5.9 million, as compared to the same period in the prior year. The increase in net income from continuing operations is primarily due an increase in foreign exchange gains and gross profit partially offset by an increase in SG&A expenses.
Loss from Discontinued Operations:
Net loss from discontinued operations for the three months ended October 31, 2021 was $18.5 million, and reflects the net loss for IWCO Direct. IWCO Direct was deconsolidated in February 2022, and as such, there was no activity from discontinued operations for the three months ended October 31, 2022. See Note 4 - "Discontinued Operations" to the consolidated financial statements in Part I, Item 1 included of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of it securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The following table summarizes our liquidity:

October 31, 2022
(In thousands)
Cash and cash equivalents	$59,948
Readily available borrowing capacity under Umpqua Revolver	11,890
$71,838
Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the three months ended October 31, 2022 relating to this aspect of the U.S. Tax Reform. In future years, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would not be material.
Consolidated excess working capital was $30.2 million as of October 31, 2022, as compared to $26.0 million at July 31, 2022. Included in excess working capital were cash and cash equivalents of $59.9 million as of October 31, 2022 and $53.1 million at July 31, 2022. The increase in excess working capital was primarily driven by higher cash and cash equivalents as a result of increased collections on accounts receivable. Sources and uses of cash for the three months ended October 31, 2022, as compared to the same period in the prior year, are as follows:

	Three Months Ended October 31,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$8,252	$(3,820)
Net cash used in investing activities	$(532)	$(363)
Net cash used in financing activities	$(556)	$(554)
Operating Activities: We generated cash of $8.3 million from operating activities during the three months ended October 31, 2022, an improvement of $12.1 million compared with $3.8 million used in operating activities during the three months ended October 31, 2021. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment. The change in cash provided by operating activities as compared to cash used in operating activities the prior fiscal year was primarily due to an increase in net income of $5.9 million and an increase in working capital of $4.1 million.
Investing Activities: Net cash used in investing activities was $0.5 million and $0.4 million during the three months ended October 31, 2022 and 2021, respectively, and was primarily related to capital expenditures. The slight increase was primarily due to lower capital spending in the prior year as the result of the COVID-19 pandemic.
Financing Activities: Net cash used in financing activities was $0.6 million during both the three months ended October 31, 2022 and 2021, and primarily consisted of $0.5 million of preferred dividend payments in both periods.
Debt and Financing Arrangements

Following is a summary of Company’s outstanding debt and financing agreements and preferred stock. Refer to Note 9 – “Debt” and Note 16 – “Related Party Transactions” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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

At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with Nasdaq Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date. As of October 31, 2022 and July 31, 2022, outstanding debt in both periods consisted of the $14.9 million 7.50% Convertible Senior Note due March 1, 2024. As of October 31, 2022 and July 31, 2022, the net carrying value of the SPHG Note was $11.6 million, and $11.0 million, respectively.

Umpqua Revolver

On March 16, 2022, ModusLink, as borrower, submitted a notice of termination to MidCap Financial Trust for its $12.5 million revolving credit facility and entered into a new credit agreement with Umpqua Bank as lender and as agent. There was no balance outstanding on the Midcap Credit Facility of at the time of its termination. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. Steel Connect, Inc. (“Parent”) is not a borrower or a guarantor under the Umpqua Revolver. Under the Umpqua Revolver, ModusLink is permitted to make distributions to the Parent, in an aggregate amount not to exceed $10.0 million in any fiscal year.
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
Steel Connect, Inc. (as parent company, the “Parent”)

The Parent believes it has access to adequate resources to meet its needs for normal operating costs, debt obligations and working capital for at least the next twelve months. Upon a redemption request of the holder of the Preferred Stock (as discussed above), the Parent believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations.

ModusLink believes that if dividends to the Parent are required, it would have access to adequate resources to meet its operating needs while remaining in compliance with the Umpqua Revolver's covenants over the next twelve months. However, there can be no assurances that ModusLink will continue to have access to its line of credit under the Umpqua Revolver if its financial performance does not satisfy the financial covenants set forth in its financing agreement, which could also result in the acceleration of its debt obligations by its lender, adversely affecting liquidity.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet financing arrangements.
Critical Accounting Policies Update
During the three months ended October 31, 2022, other than the adoption of accounting standards updates discussed in the Condensed Consolidated Financial Statements, there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

The Company's Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of October 31, 2022.
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
There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

The information set forth under Note 10 - "Contingencies" to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Item 1A. Risk Factors.
In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, particularly those disclosed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, see "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2022. There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a.None.
b.Not applicable.
c.None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended October 31, 20221 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 20221 and July 31, 20221, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 20221 and 2021,0 (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended October 31, 20221 and 20210, (iv) Unaudited Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three months ended October 31, 20221 and 20210, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 20221 and 20210 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: December 14, 2022	By:	/S/ JASON WONG
Jason Wong
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)