Form 10-Q
period 2023-01-31
Steel Connect, Inc.
filed 2023-03-15
CIK 914712

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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

As of March 7, 2023, there were 60,784,589 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31, 2023	July 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$62,427	$53,142
Accounts receivable, trade, net of allowance for doubtful accounts of $1,008 and $44 at January 31, 2023 and July 31, 2022, respectively	37,180	40,083
Inventories, net	8,916	8,151
Funds held for clients	4,354	4,903
Prepaid expenses and other current assets	5,223	3,551
Total current assets	118,100	109,830
Property and equipment, net	3,493	3,534
Operating lease right-of-use assets	30,538	19,655
Other assets	3,981	4,730
Total assets	$156,112	$137,749
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts payable	$32,805	$30,553
Accrued expenses	25,632	28,396
Funds held for clients	4,323	4,903
Current lease obligations	7,665	6,466
Other current liabilities	15,031	13,482
Total current liabilities	85,456	83,800
Convertible note payable	12,104	11,047
Long-term lease obligations	22,904	12,945
Other long-term liabilities	5,222	3,983
Total long-term liabilities	40,230	27,975
Total liabilities	125,686	111,775
Contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at January 31, 2023 and July 31, 2022	35,180	35,180
Stockholders' deficit:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at January 31, 2023 and July 31, 2022; zero shares issued and outstanding at January 31, 2023 and July 31, 2022	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,784,589 issued and outstanding shares at January 31, 2023; 60,529,558 issued and outstanding shares at July 31, 2022	607	605
Additional paid-in capital	7,479,719	7,479,366
Accumulated deficit	(7,489,960)	(7,493,317)
Accumulated other comprehensive income	4,880	4,140
Total stockholders' deficit	(4,754)	(9,206)
Total liabilities, contingently redeemable preferred stock and stockholders' deficit	$156,112	$137,749
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net revenue	$50,781	$54,322	$102,140	$98,676
Cost of revenue	37,719	43,421	74,813	78,369
Gross profit	13,062	10,901	27,327	20,307
Operating expenses:
Selling, general and administrative	10,459	9,994	20,845	18,829
Restructuring	—	856	—	856
Total operating expenses	10,459	10,850	20,845	19,685
Operating income	2,603	51	6,482	622
Other income (expense):
Interest income	332	1	476	5
Interest expense	(848)	(750)	(1,674)	(1,512)
Other losses, net	(2,959)	(65)	(74)	(546)
Total other expense, net	(3,475)	(814)	(1,272)	(2,053)
(Loss) income from continuing operations before income taxes	(872)	(763)	5,210	(1,431)
Income tax (benefit) expense	(346)	723	779	1,038
Net (loss) income from continuing operations	(526)	(1,486)	4,431	(2,469)
Net loss from discontinued operations	—	(21,491)	—	(40,002)
Net (loss) income	(526)	(22,977)	4,431	(42,471)
Less: Preferred dividends on redeemable preferred stock	(537)	(537)	(1,074)	(1,074)
Net (loss) income attributable to common stockholders	$(1,063)	$(23,514)	$3,357	$(43,545)

Net (loss) income per common shares - basic
Continuing operations	$(0.02)	$(0.03)	$0.06	$(0.06)
Discontinued operations	—	(0.36)	—	(0.67)
Net (loss) income attributable to common stockholders	$(0.02)	$(0.39)	$0.06	$(0.73)

Net (loss) income per common shares - diluted
Continuing operations	$(0.02)	$(0.03)	$0.06	$(0.06)
Discontinued operations	—	(0.36)	—	(0.67)
Net (loss) income attributable to common stockholders	$(0.02)	$(0.39)	$0.06	$(0.73)

Weighted-average number of common shares outstanding - basic	60,178	59,748	60,129	60,027
Weighted-average number of common shares outstanding - diluted	60,178	59,748	60,637	60,027
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
Net (loss) income	$(526)	$(22,977)	$4,431	$(42,471)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,655	(13)	1,818	185
Pension liability adjustments, net of tax	—	—	(1,078)	—
Other comprehensive income (loss)	4,655	(13)	740	185
Comprehensive income (loss)	$4,129	$(22,990)	$5,171	$(42,286)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at October 31, 2022	60,657,539	$606	$7,479,542	$(7,488,897)	$225	$(8,524)
Net loss	—	—	—	(526)	—	(526)
Preferred dividends	—	—	—	(537)	—	(537)
Restricted stock grants	127,050	1	(1)	—	—	—
Share-based compensation	—	—	178	—	—	178
Other comprehensive items	—	—	—	—	4,655	4,655
Balance at January 31, 2023	60,784,589	$607	$7,479,719	$(7,489,960)	$4,880	$(4,754)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at October 31, 2021	60,437,654	$605	$7,478,855	$(7,500,251)	$7,360	$(13,431)
Net loss	—	—	—	(22,977)	—	(22,977)
Preferred dividends	—	—	—	(537)	—	(537)
Issuance of common stock pursuant to employee stock purchase plan	331	—	—	—	—	—
Restricted stock grants, net of forfeitures	19,735	—	—	—	—	—
Share-based compensation	—	—	218	—	—	218
Other comprehensive items	—	—	—	—	(13)	(13)
Balance at January 31, 2022	60,457,720	$605	$7,479,073	$(7,523,765)	$7,347	$(36,740)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at July 31, 2022	60,529,558	$605	$7,479,366	$(7,493,317)	$4,140	$(9,206)
Net income	—	—	—	4,431	—	4,431
Preferred dividends	—	—	—	(1,074)	—	(1,074)
Restricted stock grants	255,031	2	(2)	—	—	—
Share-based compensation	—	—	355	—	—	355
Other comprehensive items	—	—	—	—	740	740
Balance at January 31, 2023	60,784,589	$607	$7,479,719	$(7,489,960)	$4,880	$(4,754)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
Balance at July 31, 2021	63,099,496	$632	$7,478,638	$(7,480,220)	$7,162	$6,212
Net loss	—	—	—	(42,471)	—	(42,471)
Preferred dividends	—	—	—	(1,074)	—	(1,074)
Issuance of common stock pursuant to employee stock purchase plan	499	—	—	—	—	—
Restricted stock grants, net of forfeitures	(2,642,275)	(27)	27	—	—	—
Share-based compensation	—	—	408	—	—	408
Other comprehensive items	—	—	—	—	185	185
Balance at January 31, 2022	60,457,720	$605	$7,479,073	$(7,523,765)	$7,347	$(36,740)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,431	$(42,471)
Less: Loss from discontinued operations, net of tax	—	(40,002)
Income (loss) from continuing operations	4,431	(2,469)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	924	1,175
Amortization of deferred financing costs	24	68
Accretion of debt discount	1,056	800
Share-based compensation	355	408
Non-cash lease expense	4,488	4,720
Bad debt expense (recovery)	964	(3)
Other losses, net	74	759
Changes in operating assets and liabilities:
Accounts receivable, net	2,734	(6,665)
Inventories, net	(493)	(1,661)
Prepaid expenses and other current assets	(1,536)	(476)
Accounts payable, accrued restructuring and accrued expenses	(1,016)	5,633
Refundable and accrued income taxes, net	(845)	(319)
Other assets and liabilities	(1,572)	(4,692)
Net cash provided by (used in) operating activities	9,588	(2,722)
Cash flows from investing activities:
Additions of property and equipment	(866)	(826)
Proceeds from the disposition of property and equipment	16	—
Net cash used in investing activities	(850)	(826)
Cash flows from financing activities:
Preferred dividend payments	(1,074)	(1,074)
Repayments on capital lease obligations	(38)	(36)
Net cash used in financing activities	(1,112)	(1,110)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	1,110	(395)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,736	(5,053)
Cash, cash equivalents and restricted cash, beginning of period	58,045	66,329
Cash, cash equivalents and restricted cash, end of period	$66,781	$61,276

Cash and cash equivalents, end of period	$62,427	$55,641
Restricted cash for funds held for clients, end of period	4,354	5,635
Cash, cash equivalents and restricted cash, end of period	$66,781	$61,276

Cash flows from discontinued operations:
Operating activities	$—	$(20,446)
Investing activities	—	(6,363)
Financing activities	—	(3,000)
Net cash used in discontinued operations	$—	$(29,809)

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)NATURE OF OPERATIONS
Steel Connect, Inc. (the "Company" or the "Parent"), is a holding company which operates through its wholly-owned subsidiary ModusLink Corporation ("ModusLink" or "Supply Chain").

ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, communications, computing, medical devices, software and retail. ModusLink designs and executes elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. ModusLink also produces and licenses an entitlement management solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products.

Disposition of IWCO Direct

On February 25, 2022 (the "Disposal Date"), the Company entered into a transaction agreement (the “Transaction Agreement”) with (a) IWCO Direct Holding Inc. (''IWCO Direct" or "Direct Marketing") and its indirect subsidiaries, (b) Cerberus Business Finance, LLC, in its capacities as collateral agent and administrative agent under a financing agreement (in such capacities, the “Agent”), dated as of December 15, 2017, between IWCO Direct, IWCO Direct’s direct and indirect subsidiaries, the Agent and the lenders party thereto (the “Lenders”) (the “Financing Agreement”), (c) the Lenders, (d) the Lenders or their respective designees listed on the signature pages to the Transaction Agreement under the caption “Participating Lender Purchasers” (the “Participating Lender Purchasers”), (e) SPH Group Holdings LLC (the “Sponsor”) and (f) Instant Web Holdings, LLC (the “Buyer”), an entity owned by the Participating Lender Purchasers. On the Effective Date (as defined in the Transaction Agreement) and pursuant to the terms of the Transaction Agreement, the Company transferred all of its interests in IWCO Direct to the Buyer as part of a negotiated restructuring of the capital structure and certain financial obligations of IWCO Direct under the Financing Agreement as contemplated by the Transaction Agreement. The results of operations of the IWCO Direct business are reported as discontinued operations for the prior year period presented. See Note 4 - "Discontinued Operations" for additional information.

All references made to financial data in this Quarterly Report on Form 10-Q are to the Company's continuing operations, unless otherwise specifically noted.

Liquidity and Capital Resources

Historically, the Parent financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sales of facilities that were not fully utilized. The Parent believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, debt obligations and working capital for at least the next twelve months. Upon a redemption request by the holder of the Series C Convertible Preferred Stock (as discussed in Note 16 - "Related Party Transactions" and in the Company's Fiscal Year 2022 Form 10-K filed), the Parent believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations.

As of January 31, 2023, these resources include cash and cash equivalents and ModusLink's credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. There was no balance outstanding on the Umpqua Revolver as of January 31, 2023. See Note 9 - "Debt" for further details regarding the Umpqua Revolver.

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

As of January 31, 2023 and July 31, 2022, the Company had cash and cash equivalents of $62.4 million and $53.1 million, respectively. As of January 31, 2023, the Company had excess working capital of $32.6 million.

COVID-19 Update

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

We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in 2020 and 2021; however, these temporary closures did not have a significant impact on ModusLink’s operations.

Outbreaks in Mainland China throughout 2022 (March to May, July and September to October) led to temporary lockdown orders impacting several ModusLink facilities in China; however, ModusLink was able to resume operations at all facilities and the lockdowns have not had a significant impact to ModusLink’s operations through the filing of this Quarterly Report on Form 10-Q. If the situation continues at this level or worsens, however, it could result in a potential adverse impact on our business, results of operations and financial condition.

We continue to closely monitor the impact of COVID-19 and other disease outbreaks on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include the continued disruption to the demand for our businesses' products and services; disruptions in or closures of our business operations or those of our customers or suppliers; the impact of the global business and economic environment on liquidity and the availability of capital; increased costs and delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in the future is difficult to predict and will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the emergence of new variant strains; the widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; the extent and severity of the impact on our customers and suppliers; and U.S. and foreign government actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of COVID-19 and other disease outbreaks on the Company’s employees, business or operations.

Terminated Merger with Steel Holdings

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

Steel Holdings and certain of its affiliates also entered into a Voting and Support Agreement, dated as of June 12, 2022 (the “Voting and Support Agreement”), pursuant to which, among other things, they agreed to vote all shares of common stock and Series C Convertible Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company's Board of Directors (acting on the recommendation of the special committee (the “Special Committee”) of independent and disinterested directors formed to consider and negotiate the terms and conditions of the Merger and to make a recommendation to our Board of Directors).

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

On November 15, 2022, Steel Holdings terminated the Merger Agreement. The Merger Agreement was terminated following the 2021 Annual Meeting of Stockholders of the Company at which the proposal to adopt the Merger Agreement was (a) approved by the affirmative vote of the holders of (i) a majority of the outstanding shares of Series C Convertible Preferred Stock, par value $0.01 per share, of the Company and (ii) a majority in voting power of the issued and outstanding shares of common stock and Series C Convertible Preferred Stock (voting on an as converted to shares of common stock basis), voting together as a single class, but (b) not approved by a majority of the outstanding shares of common stock not owned, directly or indirectly, by Steel Holdings, and Merger Sub, any other officer or director of the Company or any other person having any equity interest in, or any right to acquire any equity interest in, Merger Sub or any person of which Merger Sub is a direct or indirect subsidiary as required under the Merger Agreement.

As a result of the termination of the Merger Agreement, the Voting and Support Agreement, dated as of June 12, 2022, by and among the Company, Steel Holdings and certain of its affiliates, automatically terminated pursuant to its terms.
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2022 (Fiscal Year 2022), which are contained in the Company's Form 10-K for the Fiscal Year 2022. The results for the six months ended January 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the six months ended January 31, 2023, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed. Please refer to Note 18 - "Subsequent Events" for further details.
Reclassification
On the statement of cash flows for the six months ended January 31, 2022, the Company reclassified bad debt recovery as a non-cash adjustment to net loss which totaled $3.0 thousand from Accounts receivable, net to Bad debt recovery. This reclassification was made to prior year balances to conform with current reporting and had no impact on net loss or stockholder's deficit.
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
Other new pronouncements issued but not effective until after January 31, 2023 are not expected to have a material impact on our financial condition, results of operations or liquidity.

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

The Company deconsolidated IWCO Direct as of the Disposal Date as the Company no longer held a controlling financial interest in IWCO Direct as of that date. The Company did not have any amounts included in accumulated other comprehensive loss associated with IWCO Direct at the time of deconsolidation. The disposal of IWCO Direct represents a strategic shift to exit the direct marketing business and its results are reported as discontinued operations for the prior year periods presented.

A summary of the results of the discontinued operations is as follows:

	Three months ended January 31,	Six months ended January 31,
	2022	2022
Net revenue	$66,316	$147,375
Cost of revenue	63,617	138,802
Gross profit	2,699	8,573
Operating expenses:
Selling, general and administrative	12,523	25,355
Amortization of intangible assets	3,903	8,085
Restructuring	535	873
Total operating expenses	16,961	34,313
Operating loss	(14,262)	(25,740)
Other expense:
Interest expense	(7,229)	(14,262)
Total other expense, net	(7,229)	(14,262)
Loss from discontinued operations before income taxes	(21,491)	(40,002)
Income tax expense	—	—
Loss from discontinued operations, net of tax	$(21,491)	$(40,002)

(5)INVENTORIES, NET

The table below presents the components of Inventories, net:

	January 31, 2023	July 31, 2022
	(In thousands)
Raw materials	$7,965	$7,330
Work-in-process	145	124
Finished goods	806	697
	$8,916	$8,151
(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	January 31, 2023	July 31, 2022
Accrued Expenses	(In thousands)
Accrued compensation	$5,983	$5,099
Accrued audit, tax and legal	4,298	4,564
Accrued price concessions	2,884	4,539
Accrued taxes	2,847	3,344
Accrued occupancy costs	1,655	1,671
Accrued freight	796	782
Accrued IT costs	683	1,108
Accrued interest	476	476
Accrued contract labor	399	792
Accrued other	5,611	6,021
Total accrued expenses	$25,632	$28,396

	January 31, 2023	July 31, 2022
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$9,435	$9,435
Deferred revenue - current	3,489	2,705
Other	2,107	1,342
Total other current liabilities	$15,031	$13,482
As of both January 31, 2023 and July 31, 2022, the Company had accrued pricing liabilities of approximately $9.4 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ended on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of January 31, 2023 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.

(7) RESTRUCTURING

ModusLink Restructuring Activities

During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were primarily composed of employee termination costs. In November 2021, ModusLink amended its strategic plan to include reorganizing its supply chain operations and recorded a restructuring charge of approximately $0.9 million during the three months ended January 31, 2022. In July 2022, ModusLink reorganized its supply chain operations in Ireland and recorded a restructuring charge of approximately $0.6 million during the three months ended July 31, 2022, which reduced the restructuring liability at January 31, 2023. The restructuring charges recorded in fiscal year ended July 31, 2022 were primarily composed of employee termination costs.

The table below summarizes restructuring charges in the statements of operations for employee termination costs:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$—	$646	$—	$646
Selling, general and administrative	—	210	—	210
	$—	$856	$—	$856

Changes to the restructuring liability during the six months ended January 31, 2023 were as follows:

(in thousands)
Balance as of July 31, 2022	$892
Costs incurred	—
Cash payments	(722)
Non-cash relief of accrual	—
Change in estimates	(2)
Balance as of January 31, 2023	$168

The restructuring liability is recorded as a component of accrued expenses in the condensed consolidated balance sheets.

(8)LEASES
The table below presents the components of the Company's lease expense:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$2,497	$2,463	$4,902	$4,973
Short-term lease expense	437	452	875	739
Variable lease cost	3	4	7	15
Amortization of finance lease assets	—	—	—	—
Interest on finance lease liabilities	—	1	—	2
Sublease income	(291)	(213)	(564)	(213)
	$2,646	$2,707	$5,220	$5,516
Supplemental Cash Flow Information

Supplemental cash flow information related to the Company's leases was as follows:

	Six Months Ended January 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,826	$5,044
Operating cash flows from finance leases	$—	$2
Financing cash flows from finance leases	$38	$36
(9)DEBT
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	January 31, 2023	July 31, 2022
	(In thousands)
Unsecured
7.50% Convertible Senior Note due March 1, 2024	$14,940	$14,940
Credit Facilities
Umpqua Revolver	—	—
Less: unamortized discounts and issuance costs(a)	(2,892)	(3,972)
Total debt, net	$12,048	$10,968
(a)Amounts include deferred debt issuance costs related to credit facilities of $56 thousand and $79 thousand as of January 31, 2023 and July 31, 2022, respectively, which are presented in Prepaid expenses and other current assets and Other assets.
7.50% Convertible Senior Note

On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding March 1, 2024, the maturity date of the SPHG Note, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of January 31, 2023, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of January 31, 2023, the remaining period over which the unamortized discount will be amortized is 13 months. As of January 31, 2023 and July 31, 2022, the net carrying value of the SPHG Note was $12.1 million and $11.0 million, respectively. The effective interest rate on the SPHG Note, including accretion of the discount, is 27.8%. The following tables reflect the components of the SPHG Note:

	January 31, 2023	July 31, 2022
	(In thousands)
Carrying amount of equity component	$8,200	$8,200

Principal amount of note	$14,940	$14,940
Unamortized debt discount	(2,836)	(3,893)
Net carrying amount	$12,104	$11,047

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
	(In thousands)
Interest expense related to contractual interest coupon	$286	$286	$573	$572
Interest expense related to accretion of the discount	547	414	1,056	800
Interest expense related to revolving credit facilities (see below)	12	34	24	69
Other	3	16	21	71
Total interest expense	$848	$750	$1,674	$1,512
See Note 18 – “Subsequent Events” for additional information regarding the SPHG Note.
Umpqua Revolver
On March 16, 2022, ModusLink, as borrower, entered into a new credit agreement with Umpqua Bank as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. Concurrent with signing the Umpqua Revolver ModusLink submitted a notice of termination to MidCap Financial Trust for its $12.5 million revolving credit facility (the “MidCap Credit Facility”), which was set to expire on December 31, 2022. There was no balance outstanding on the Midcap Credit Facility at the time of its termination. As of January 31, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of January 31, 2023, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million available for letters of credit. See Note 18 – “Subsequent Events” for additional information regarding the Umpqua Revolver.
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

Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate 3.3 million shares that they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. On August 17, 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under the MOU, the Stipulation and their respective Surrender Agreements, and in December 2021 Mr. Fejes did the same. All such shares were subsequently cancelled. Pursuant to the MOU and Stipulation, the Company also agreed to pay the Plaintiff’s counsel legal fees for this matter in an amount up to $2.05 million, if approved by the court.

After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, the parties submitted an amendment to the Stipulation: (i) increasing the proposed total contribution of the insurers to $3.0 million, (ii) reducing Plaintiff’s counsel’s fee request to $1.6 million, and (iii) providing that if the then pending proposed Merger was consummated, the $3 million, minus fees awarded to Plaintiff’s counsel and costs of distribution of up to $125,000, would be distributed to the holders of eligible shares of Common Stock (as defined in the Merger Agreement governing the Merger), other than the Defendants; provided, however, that no distribution would be required to be made to any holder whose proportionate share of the distribution would be less than $1.00. On September 23, 2022, the court ruled that it was denying approval of the settlement. At the court’s instruction, the parties provided a status report on October 24, 2022, reporting that the vote on the proposed Merger had been postponed to October 28, 2022, and proposing to file a revised status report on November 23, 2022. The parties filed the status report on November 23, 2022, reporting that due to the termination of the proposed Merger on November 15, 2022, the parties were conferring on the next steps, and therefore proposed providing another status report within 30 days, or on other such date as the court may order. On November 28, 2022, the court issued a minute order advising that no further status updates were required to be filed in the matter and noting that the court would remain available to hear requests for relief as needed. No trial date or pretrial deadlines are currently scheduled. The possible recovery, if any, with respect to this dispute cannot be determined as of the date of this Quarterly Report on Form 10-Q.

(11)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$50,427	$53,719	101,358	97,661
Other	354	603	782	1,015
	$50,781	$54,322	$102,140	$98,676
Timing of Revenue Recognition
Services transferred over time	$50,781	$54,322	102,140	98,676
	$50,781	$54,322	$102,140	$98,676
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

The table below presents information for the Company's contract balances:

	January 31, 2023	July 31, 2022
	(In thousands)
Accounts receivable, trade, net	$37,180	$40,083
Contract assets	508	369

Deferred revenue - current	$3,489	$2,705
Deferred revenue - long-term	88	134
Total deferred revenue	$3,577	$2,839
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the six months ended January 31, 2023 and January 31, 2022, were as follows:

	Six Months Ended January 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$2,839	$2,320
Deferral of revenue	1,483	1,656
Recognition of deferred amounts upon satisfaction of performance obligation	(745)	(588)
Balance at end of period	$3,577	$3,388
The Company expects to recognize approximately $3.5 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(12)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the six months ended January 31, 2023, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of both January 31, 2023 and July 31, 2022, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.8 million.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15.0% corporate minimum tax rate on the adjusted financial statement income of certain large corporations and a 1.0% excise tax on corporate stock repurchases made after December 31, 2022 by U.S. publicly traded corporations and certain U.S. subsidiaries of non-U.S. publicly traded corporations, as well as significant enhancements of U.S. tax incentives relating to climate and energy investments. Although we do not expect the IRA to have a material impact on our consolidated financial statements, the full effect on us is uncertain.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES") Act into law, which is intended to respond to the COVID-19 pandemic and its impact on the economy, public health, state and local governments, individuals and businesses.

We do not expect the CARES Act to have a material impact on our consolidated financial statements.

Uncertain Tax Positions

In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of January 31, 2023 and July 31, 2022, the liabilities for interest expense related to uncertain tax positions were $0.01 million and $0.1 million, respectively. The Company expects $0.2 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2019 through July 31, 2022. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2014 through 2021 tax years remain subject to examination in most locations, while the Company's 2010 through 2021 tax years remain subject to examination in most Asia locations.

(13)EARNINGS (LOSS) PER SHARE
The following table reconciles net earnings (loss) per share for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(In thousands, except per share data)
Reconciliation of net (loss) income to net (loss) income attributable to common stockholders after assumed conversions:
Net (loss) income from continuing operations	$(526)	$(1,486)	$4,431	$(2,469)
Loss from discontinued operations	—	(21,491)	—	(40,002)
Net (loss) income	(526)	(22,977)	4,431	(42,471)
Less: Preferred dividends on redeemable preferred stock	(537)	(537)	(1,074)	(1,074)
Net (loss) income attributable to common stockholders	$(1,063)	$(23,514)	$3,357	$(43,545)

Net (loss) income per common share - basic
Net (loss) income from continuing operations	$(0.02)	$(0.03)	$0.06	$(0.06)
Net loss from discontinued operations	—	(0.36)	—	(0.67)
Net (loss) income attributable to common stockholders	$(0.02)	$(0.39)	$0.06	$(0.73)

Net (loss) income per common share - diluted
Net (loss) income from continuing operations	$(0.02)	$(0.03)	$0.06	$(0.06)
Net loss from discontinued operations	—	(0.36)	—	(0.67)
Net (loss) income attributable to common stockholders	$(0.02)	$(0.39)	$0.06	$(0.73)

Weighted average common shares outstanding - basic	60,178	59,748	60,129	60,027
Effect of dilutive securities:
Common stock equivalents - Restricted stock and restricted stock shares	—	—	508	—
Weighted average common shares outstanding - diluted	60,178	59,748	60,637	60,027
Basic net (loss) income per common share is calculated using the weighted average number of common shares outstanding during the period.

Diluted net (loss) income per common share considers the impact of potentially dilutive securities except in periods in which there is a net loss because the inclusion of the potential common shares would have an anti-dilutive effect. Diluted net (loss) income per common share, if any, gives effect to diluted stock options (calculated based on the treasury stock method), non-vested restricted stock shares purchased under the employee stock purchase plan and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method).
For the three months ended January 31, 2023, $0.8 million of interest expense, net of tax related to convertible debt and $0.5 million of preferred dividends were excluded from the numerator in the calculation of diluted net loss per share as their inclusion would have been antidilutive. For the three months ended January 31, 2022, $0.7 million of interest expense, net of tax impact related to convertible debt and $0.5 million of preferred dividends were excluded from the numerator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
For the three months ended January 31, 2023 and 2022, 24.7 million common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
For the six months ended January 31, 2023, $1.6 million of interest expense, net of tax related to convertible debt and $1.1 million of preferred dividends were excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the six months ended January 31, 2022, $1.4 million of interest expense, net of tax impact related to convertible debt and $1.1 million of preferred dividends were excluded from the numerator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.

For the six months ended January 31, 2023, 24.2 million common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the six months ended January 31, 2022, 24.7 million common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
(14)COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2022	$6,063	$(1,923)	$4,140
Foreign currency translation adjustment	1,818	—	1,818
Pension liability adjustments	—	(1,078)	(1,078)
Net current-period other comprehensive income	1,818	(1,078)	740
Accumulated other comprehensive income (loss) as of January 31, 2023	$7,881	$(3,001)	$4,880

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2021	$9,762	$(2,600)	$7,162
Foreign currency translation adjustment	185	—	185
Net current-period other comprehensive income	185	—	185
Accumulated other comprehensive income (loss) as of January 31, 2022	$9,947	$(2,600)	$7,347

During the year ended July 31, 2020, a Netherlands defined benefit pension plan was amended such that active participants no longer accrued benefits as of January 1, 2020, which resulted in a pre-tax curtailment gain of $2.4 million recognized in accumulated other comprehensive income (loss). At that time, the active plan participants were moved into a new defined benefit contribution pension plan. During the six months ended January 31, 2023, the Company recorded an increase of approximately $1.1 million to accrued pension liabilities for the defined benefit pension plan as it was determined that plan participants are entitled to unconditional indexation of benefits for as long as they remain in active service with the Company.

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

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(In thousands)
Net revenue:
Supply Chain	$50,781	$54,322	102,140	98,676
Total segment net revenue	50,781	54,322	$102,140	$98,676
Operating income:
Supply Chain	5,388	2,374	11,238	4,347
Total segment operating income	5,388	2,374	11,238	4,347
Corporate-level activity	(2,785)	(2,323)	(4,756)	(3,725)
Total operating income	2,603	51	6,482	622
Total other expense, net	(3,475)	(814)	(1,272)	(2,053)
(Loss) income before income taxes	$(872)	$(763)	$5,210	$(1,431)

	January 31, 2023	July 31, 2022
	(In thousands)
Total assets:
Supply Chain	$126,913	$101,637
Corporate	29,199	36,112
Total assets	$156,112	$137,749
Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(In thousands)
Capital expenditures	$318	$463	$866	$826
Depreciation expense	465	545	924	1,175
Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(In thousands)
Mainland China	$16,231	$19,424	$34,196	$35,390
United States	13,173	13,707	25,345	$24,153
Czech	7,535	3,990	13,295	6,757
Singapore	5,102	4,752	10,234	9,916
Netherlands	4,926	6,227	10,277	11,876
Other	3,814	6,222	8,793	10,584
	$50,781	$54,322	$102,140	$98,676
(16)RELATED PARTY TRANSACTIONS
As of January 31, 2023, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners Ltd., beneficially owned approximately 49.8% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director.
SPHG Note Transaction
On February 28, 2019, the Company entered into a SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note. As of both January 31, 2023 and July 31, 2022, SPHG Holdings held $14.9 million principal amount of the SPHG Note. As of January 31, 2023 and July 31, 2022, the net carrying value of the SPHG Note was $12.1 million and $11.0 million, respectively. During the three months ended January 31, 2023 and 2022, the Company recognized interest expense of $0.8 million and $0.7 million, respectively, associated with the SPHG Note. During the six months ended January 31, 2023 and 2022, the Company recognized interest expense of $1.6 million and $1.4 million, respectively, associated with the SPHG Note.
Preferred Stock Transaction
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Series C Convertible Preferred Stock are set forth in the Series C Certificate of Designations, which has been filed with the Secretary of State of the State of Delaware. During each of the three months ended January 31, 2023 and 2022, the Company paid dividends of $0.5 million associated with the Series C Convertible Preferred Stock. During each of the six months ended January 31, 2023 and 2022, the Company paid dividends of $1.1 million associated with the Series C Convertible Preferred Stock.
On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations), or approximately $35.2 million. As of January 31, 2023, this right had not been exercised by holders of the Preferred Stock.
STCN Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "STCN Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Holdings. The Management Services Agreement was effective as of June 1, 2019. Pursuant to the STCN Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of certain employees, including certain executive officers and other corporate services. In connection with the IWCO Direct Disposal, the monthly fee under the STCN Management Services Agreement was reduced effective on the Disposal Date primarily for the portion of the fee attributable to IWCO Direct. Total expenses incurred related to the STCN Management Services Agreement for the three months ended January 31, 2023 and 2022 were $0.6 million and $0.9 million, respectively. Total expenses incurred related to the STCN Management Services Agreement for the six months ended January 31, 2023 and 2022 were $1.2 million and $1.8 million, respectively. As of January 31, 2023 and July 31, 2022, amounts due to Steel Services was $0.5 million and $1.0 million, respectively.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of January 31, 2023 and July 31, 2022, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	January 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds	$25,435	$25,435	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,756	$31,756	$—	$—
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

(18) SUBSEQUENT EVENTS
SPHG Convertible Note Amendment
On March 9, 2023, the Company and SPHG Holdings entered into an amendment to the SPHG Note (the “SPHG Note Amendment”). Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months to September 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note and will be required to repay an additional $1.0 million principal amount of the note on the three month anniversary of the SPHG Note Amendment. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million.

Investment Sale

The Company owns 9.8% of a privately-held software company (the "Investee"), which was acquired in the early 2000s and whose book value was written down to zero in prior years. The Company was not required to account for this Investee as an equity method investment.

On November 11, 2022, the Investee entered into an asset purchase agreement to sell substantially all of its assets for $40.8 million (the "Purchase Price"). The sale was approved by shareholders on December 15, 2022 and closed in February 2023. The Company received the first distribution of approximately $1.9 million on March 10, 2023, which was communicated as 66.8% of the total distribution to the Company. The Investee also communicated that the total distribution to the Company would be approximately $2.8 million, with the remaining amounts to be distributed in the Summer of 2023, Spring of 2024 and the Fall of 2024. When received, the Company will recognize the cash proceeds as other income on the condensed consolidated statement of operations.

Umpqua Credit Facility Amendment

On March 13, 2023, ModusLink and Umpqua Bank entered into an amendment to the Umpqua Revolver (the "Umpqua Revolver Amendment") to extend the expiration date of the facility to March 31, 2025. There were no fees associated with the extension.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 9, 2022, and other subsequent reports filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview
Steel Connect, Inc. (the "Company") is a holding company operating through its wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which serves the supply chain management market.

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
Customers

Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the three months ended January 31, 2023 and 2022, the Company's ten largest clients accounted for approximately 85.9% and 81.5% of consolidated net revenue, respectively. Two clients accounted for 47.9% and 10.4% of the Company's consolidated net revenue for the three months ended January 31, 2023, and two clients accounted for 26.3% and 16.2% of the Company's consolidated net revenue for the three months ended January 31, 2022. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the three months ended January 31, 2023 or 2022.
For the six months ended January 31, 2023 and 2022, the Company's ten largest clients accounted for approximately 83.8% and 80.0% of consolidated net revenue, respectively. Two clients accounted for 42.1% and 12.7% of the Company's consolidated net revenue for six months ended January 31, 2023, and two clients accounted for 26.0% and 13.0% of the Company's consolidated net revenue for six months ended January 31, 2022. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the six months ended January 31, 2023 or 2022.
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
COVID-19 Update
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

We experienced disruptions to our business continuity as a result of temporary closures of certain of ModusLink’s facilities in 2020 and 2021; however, these temporary closures did not have a significant impact on ModusLink’s operations.

Outbreaks in Mainland China throughout 2022 (March to May, July and September to October) led to temporary lockdown orders impacting several ModusLink facilities in China; however, ModusLink was able to resume operations at all facilities and the lockdowns have not had a significant impact to ModusLink’s operations through the filing of this Quarterly Report on Form 10-Q. If the situation continues at this level or worsens, however, it could result in a potential adverse impact on our business, results of operations and financial condition.

We continue to closely monitor the impact of COVID-19 and other disease outbreaks on all aspects of our business and geographies, including its impact on our clients, employees, suppliers, vendors, business partners and distribution channels. We believe that such impacts could include the continued disruption to the demand for our businesses' products and services; disruptions in or closures of our business operations or those of our customers or suppliers; the impact of the global business and economic environment on liquidity and the availability of capital; increased costs and delays in payments of outstanding receivables beyond normal payment terms; supply chain disruptions; uncertain demand; and the effect of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers. Despite indications of economic recovery, the severity of the impact of the COVID-19 pandemic on the Company’s business in the future is difficult to predict and will depend on a number of uncertain factors and trends. Such factors and trends include, but are not limited to: the emergence of new variant strains; the widespread use of vaccines; the impact of the global business and economic environment on liquidity and the availability of capital; the extent and severity of the impact on our customers and suppliers; and U.S. and foreign government actions that have been taken, or may be taken in the future, to mitigate adverse economic or other impacts or to mitigate the spread of the virus and its variants. The Company continues to monitor for any developments or updates to COVID-19 guidelines from public health and governmental authorities, as well as the protection of the health and safety of its personnel, and is continuously working to ensure that its health and safety protocols, business continuity plans and crisis management protocols are in place to help mitigate any negative impacts of COVID-19 and other disease outbreaks on the Company’s employees, business or operations.

Terminated Merger with Steel Holdings

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

Steel Holdings and certain of its affiliates also entered into a Voting and Support Agreement, dated as of June 12, 2022 (the “Voting and Support Agreement”), pursuant to which, among other things, they agreed to vote all shares of common stock and Series C Convertible Preferred Stock beneficially owned by them in favor of the adoption of the Merger Agreement and the Merger and any alternative acquisition agreement approved by the Company's Board of Directors (acting on the recommendation of the special committee (the “Special Committee”) of independent and disinterested directors formed to consider and negotiate the terms and conditions of the Merger and to make a recommendation to our Board of Directors).

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

On November 15, 2022, Steel Holdings terminated the Merger Agreement. The Merger Agreement was terminated following the 2021 Annual Meeting of Stockholders of the Company at which the proposal to adopt the Merger Agreement was not approved by a majority of the outstanding shares of common stock not owned, directly or indirectly, by Steel Holdings, and Merger Sub, any other officer or director of the Company or any other person having any equity interest in, or any right to acquire any equity interest in, Merger Sub or any person of which Merger Sub is a direct or indirect subsidiary as required under the Merger Agreement. As a result of the termination of the Merger Agreement, the Voting and Support Agreement, dated as of June 12, 2022, by and among the Company, Steel Holdings and certain of its affiliates, automatically terminated pursuant to its terms.
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
Results of Operations

	Three Months Ended January 31,
	(unaudited in thousands)
	2023	2022	$ Change[1]	% Change[1]
Net revenue	$50,781	$54,322	$(3,541)	(6.5)%
Cost of revenue	(37,719)	(43,421)	5,702	13.1%
Gross profit	13,062	10,901	2,161	19.8%
Gross profit percentage	25.7%	20.1%	—	5.6%
Selling, general and administrative	(10,459)	(9,994)	(465)	(4.7)%
Restructuring	—	(856)	856	100.0%
Interest expense, net	(848)	(750)	(98)	(13.1)%
Other losses, net	(2,627)	(64)	(2,563)	(4004.7)%
Loss from continuing operations before income taxes	(872)	(763)	(109)	(14.3)%
Income tax benefit (expense)	346	(723)	1,069	147.9%
Net loss from continuing operations	$(526)	$(1,486)	$960	64.6%

1 Favorable (unfavorable) change
Three months ended January 31, 2023 compared to the three months ended January 31, 2022

Net Revenue:
During the three months ended January 31, 2023, net revenue for the Supply Chain segment decreased by approximately $3.5 million. The decrease in net revenue was driven by lower volumes associated with clients in the computing and consumer electronics markets during the three months ended January 31, 2023 as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended January 31, 2023, as compared to the same period in the prior year.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Total cost of revenue decreased by $5.7 million for the three months ended January 31, 2023, as compared to the same period in the prior year, primarily driven by a decrease in cost of materials as a result of the decrease in net revenue discussed above. Cost of revenue for the three months ended January 31, 2023 included materials procured on behalf of our Supply Chain clients of $21.1 million, as compared to $25.7 million for the same period in the prior year, a decrease of $4.6 million, driven by lower volumes for clients in the computing and consumer electronics market. The remaining $1.1 million decrease is driven by lower labor costs, such as a decrease in salaries and wages and production costs, and due to severance charges in the three months ended January 31, 2022 that did not recur.

Gross Profit:

Gross profit percentage for the current quarter increased 560 basis points, to 25.7% as compared to 20.1% in the prior year quarter, driven by higher value added revenue for a major client in the computing and consumer electronics market and to a lesser extent the impact of severance charges in the three months ended January 31, 2022 that did not recur. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended January 31, 2023 as compared to the same period in the prior year.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. Selling, general and administrative expenses during the three months ended January 31, 2023 increased by approximately $0.5 million as compared to the same period in the prior year due to an increase in legal fees for Corporate-level activity. Selling, general and administrative expenses during the three months ended January 31, 2023 for the Supply Chain segment did not change significantly as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the three months ended January 31, 2023 as compared to the same period in the prior year.

Restructuring:
During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were primarily composed of employee termination costs. In November 2021, ModusLink amended its strategic plan to include reorganizing its supply chain operations and recorded a restructuring charge of approximately $0.9 million during the three months ended January 31, 2022. There were no restructuring costs recorded during the three months ended January 31, 2023 which is driving the decrease in costs period over period.
Interest Expense:

Total interest expense increased by $0.1 million during the three months ended January 31, 2023 as compared to the same period in the prior year, primarily due to higher interest expense related to accretion of the discount on the 7.50% Convertible Senior Note due 2024 (the "SPHG Note").
Other Losses, Net:

Other losses, net are primarily composed of foreign exchange losses, interest income, and sublease income.
The $2.6 million increase in other losses, net is primarily driven by a $3.0 million increase in foreign exchange losses between the current year quarter and the prior year quarter. The Company recorded $3.3 million of foreign exchange losses compared to $0.3 million of foreign exchange losses during the three months ended January 31, 2023 and 2022, respectively. The increase in foreign exchange losses is primarily driven by unrealized losses incurred, particularly for changes in the China Renminbi and the Singapore Dollar.
Income Tax Benefit (Expense):

During the three months ended January 31, 2023, the Company recorded an income tax benefit of approximately $0.3 million as compared to $0.7 million in income tax expense for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year period.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Loss from Continuing Operations:

Net loss from continuing operations for the three months ended January 31, 2023 decreased $1.0 million as compared to the same period in the prior fiscal year, driven by the $1.1 million favorable change in income taxes. Refer to discussion above for further details.
Loss from Discontinued Operations:
Net loss from discontinued operations for the three months ended January 31, 2022 was $21.5 million, and reflects the net loss for IWCO Direct. IWCO Direct was deconsolidated in February 2022, and as such, there was no activity from discontinued operations for the three months ended January 31, 2023. See Note 4 - "Discontinued Operations" to the consolidated financial statements in Part I, Item 1 included of this Quarterly Report on Form 10-Q.

	Six Months Ended January 31,
	(unaudited in thousands)
	2023	2022	$ Change[1]	% Change[1]
Net revenue	$102,140	$98,676	$3,464	3.5%
Cost of revenue	(74,813)	(78,369)	3,556	4.5%
Gross profit	27,327	20,307	7,020	34.6%
Gross profit percentage	26.8%	20.6%	—	6.2%
Selling, general and administrative	(20,845)	(18,829)	(2,016)	(10.7)%
Restructuring	—	(856)	856	100.0%
Interest expense, net	(1,674)	(1,512)	(162)	(10.7)%
Other gains (losses), net	402	(541)	943	174.3%
Income (loss) from continuing operations before income taxes	5,210	(1,431)	6,641	464.1%
Income tax expense	(779)	(1,038)	259	25.0%
Net income (loss) from continuing operations	$4,431	$(2,469)	$6,900	279.5%
1 Favorable (unfavorable) change
Six months ended January 31, 2023 compared to the six months ended January 31, 2022
Net Revenue:
During the six months ended January 31, 2023, net revenue for the Supply Chain segment increased by approximately $3.5 million as compared to the same period in the prior year. This increase in net revenue was driven by overall higher volume associated with clients in the computing and consumer electronics markets as compared to the same period in the prior year, along with new business revenue. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the six months ended January 31, 2023, as compared to the same period in the prior year.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the six months ended January 31, 2023 included materials procured on behalf of our Supply Chain clients of $40.4 million, as compared to $44.7 million for the same period in the prior year, a decrease of $4.3 million, driven by lower costs on programs launched in the prior year period along with lower material costs related to programs that ended during the current year period. Total cost of revenue decreased by $3.6 million for the six months ended January 31, 2023, as compared to the same period in the prior year, primarily due to the decrease in material costs discussed above, offset partially by higher labor costs as a result of overall higher revenue volume.

Gross Profit:

Gross profit percentage for the six months ended January 31, 2023 increased 620 basis points, to 26.8% as compared to 20.6% for the six months ended January 31, 2022, driven by an increase in value added revenue for a major client in the computing and consumer electronics market. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the six months ended January 31, 2023.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. Selling, general and administrative expenses during the six months ended January 31, 2023 increased by approximately $2.0 million as compared to the same period in the prior year.

Selling, general and administrative expenses for the Supply Chain segment increased $1.0 million primarily due to bad debt expense recorded for a client in the consumer products industry in first quarter of fiscal year 2023. Corporate-level activity increased $1.0 million primarily due to an increase in legal and other professional fees. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the six months ended January 31, 2023, as compared to the same period in the prior year.

Restructuring:
During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were primarily composed of employee termination costs. In November 2021, ModusLink amended its strategic plan to include reorganizing its supply chain operations and recorded a restructuring charge of approximately $0.9 million during the six months ended January 31, 2022. There were no restructuring costs recorded during the six months ended January 31, 2023, which is driving the decrease in costs period over period.
Interest Expense:
Total interest expense during the six months ended January 31, 2023 increased $0.2 million as compared to the same period in the prior year, primarily due to higher interest expense related to accretion of the discount on the SPHG Note.
Other Gains (Losses), Net:
Other gains (losses), net are primarily composed of foreign exchange gains (losses), interest income and sublease income. The $0.9 million increase in other gains (losses), net is primarily driven by $0.5 million increase in interest income, and $0.4 million increase in sublease income in the six months ended January 31, 2023 as compared to the same period in the prior year. Foreign exchange gains (losses) did not change significantly as compared to the same period in the prior year.
Income Tax Expense:

During the six months ended January 31, 2023, the Company recorded income tax expense of approximately $0.8 million as compared to $1.0 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year period.

The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Income (Loss) from Continuing Operations:

Net income from continuing operations for the six months ended January 31, 2023 increased $6.9 million, as compared to the same period in the prior year. The increase in net income from continuing operations is primarily due to the increase in gross profit, a decrease in restructuring and income tax expense, and an increase in other gains, net, partially offset by an increase in SG&A expenses. Refer to explanations above for further details regarding specific increases or decreases.
Loss from Discontinued Operations:
Net loss from discontinued operations for the six months ended January 31, 2022 was $40.0 million, and reflects the net loss for IWCO Direct. IWCO Direct was deconsolidated in February 2022, and as such, there was no activity from discontinued operations for the six months ended January 31, 2023. See Note 4 - "Discontinued Operations" to the consolidated financial statements in Part I, Item 1 included of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of it securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The following table summarizes our liquidity:

January 31, 2023
(In thousands)
Cash and cash equivalents	$62,427
Readily available borrowing capacity under Umpqua Revolver	11,890
$74,317
Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the six months ended January 31, 2023 relating to this aspect of the U.S. Tax Reform. In future years, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would not be material.
Consolidated excess working capital was $32.6 million as of January 31, 2023, as compared to $26.0 million at July 31, 2022. Included in excess working capital were cash and cash equivalents of $62.4 million as of January 31, 2023 and $53.1 million at July 31, 2022. The increase in excess working capital was primarily driven by higher cash and cash equivalents as a result of increased collections on accounts receivable. Sources and uses of cash for the six months ended January 31, 2023, as compared to the same period in the prior year, are as follows:

	Six months ended January 31,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$9,588	$(2,722)
Net cash used in investing activities	$(850)	$(826)
Net cash used in financing activities	$(1,112)	$(1,110)
Operating Activities: We generated cash of $9.6 million from operating activities during the six months ended January 31, 2023, an improvement of $12.3 million compared with $2.7 million used in operating activities during the six months ended January 31, 2022. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment. The change in cash provided by operating activities as compared to cash used in operating activities the prior fiscal year was primarily due to an increase in net income of $6.9 million and an increase in accounts receivable collections of $9.4 million, offset by an increase in payments on outstanding accounts payable of $6.6 million.
Investing Activities: Net cash used in investing activities was $0.9 million and $0.8 million during the six months ended January 31, 2023 and 2022, respectively, and was primarily related to capital expenditures. The slight increase was primarily due to lower capital spending in the prior year as the result of the COVID-19 pandemic.
Financing Activities: Net cash used in financing activities was $1.1 million during both the six months ended January 31, 2023 and 2022, and primarily consisted of $1.1 million of preferred dividend payments in both periods.
Debt and Financing Arrangements

Following is a summary of Company’s outstanding debt and financing agreements and preferred stock. Refer to Note 9 – “Debt” and Note 16 – “Related Party Transactions” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
7.50% Convertible Senior Note

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings whereby SPHG Holdings loaned the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). The SPHG Note bears interest at the fixed rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. On March 9, 2023, the Company and SPHG Holdings entered into an amendment to the SPHG Note (the “SPHG Note Amendment”). Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months to September 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note and will be required to repay an additional $1.0 million principal amount of the note on the three month anniversary of the SPHG Note Amendment. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million. The SPHG Note will mature on September 1, 2024 (the "SPHG Note Maturity Date"), unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.

At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with Nasdaq Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date. As of January 31, 2023 and July 31, 2022, outstanding debt in both periods consisted of the $14.9 million 7.50% Convertible Senior Note due March 1, 2024. As of January 31, 2023 and July 31, 2022, the net carrying value of the SPHG Note was $12.1 million, and $11.0 million, respectively.

Umpqua Revolver

On March 16, 2022, ModusLink, as borrower, submitted a notice of termination to MidCap Financial Trust for its $12.5 million revolving credit facility and entered into a new credit agreement with Umpqua Bank as lender and as agent. There was no balance outstanding on the Midcap Credit Facility of at the time of its termination. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 16, 2024. Steel Connect, Inc. (“Parent”) is not a borrower or a guarantor under the Umpqua Revolver. Under the Umpqua Revolver, ModusLink is permitted to make distributions to the Parent, in an aggregate amount not to exceed $10.0 million in any fiscal year. On March 13, 2023, ModusLink and Umpqua Bank entered into an amendment to the Umpqua Revolver to extend its expiration date to March 30, 2025.
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

On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in the Series C Certificate of Designations), or approximately $35.2 million. If holders of the Preferred Stock exercise this right to require the Company to redeem all the Preferred Stock, the Company’s payment of the redemption price would likely adversely impact the Company’s liquidity and ability to finance its operations. As of January 31, 2023, this right had not been exercised by holders of the Preferred Stock.
Steel Connect, Inc.

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
Critical Accounting Estimates Update
During the three months ended January 31, 2023, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of January 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On March 9, 2023, the Company and SPHG Holdings entered into an amendment to the SPHG Note (the “SPHG Note Amendment”). Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months to September 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note and will be required to repay an additional $1.0 million principal amount of the note on the three month anniversary of the SPHG Note Amendment. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million. The foregoing summary of the SPHG Note Amendment is qualified by the SPHG Note Amendment which is attached as Exhibit 4.1 to this Form 10-Q.

On March 13, 2023, ModusLink and Umpqua Bank entered into an amendment to the Umpqua Revolver (the "Umpqua Revolver Amendment") to extend the expiration date of the facility to March 31, 2025. There were no costs associated with the extension. The foregoing summary of the Umpqua Revolver Amendment is qualified by the Umpqua Revolver Amendment which is attached as Exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

4.1*	Amendment No. 1 to Convertible Note dated March 9, 2023

10.1*	First Amendment to Credit Agreement dated March 13, 2023

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended January 31, 2023 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2023 and July 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended January 31, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three and six months ended January 31, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2023 and 2022 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: March 15, 2023	By:	/S/ JASON WONG
Jason Wong
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)