Form 10-Q
period 2023-04-30
Steel Connect, Inc.
filed 2023-06-12
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35319
_______________________
Steel Connect, Inc.
(Exact name of registrant as specified in its charter)
_______________________

Delaware (State or other jurisdiction of incorporation or organization)	04-2921333 (I.R.S. Employer Identification No.)

590 Madison Avenue New York, New York (Address of principal executive offices)	10022 (Zip Code)
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

As of June 1, 2023, there were 60,942,460 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 30, 2023	July 31, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$62,738	$53,142
Accounts receivable, trade, net of allowance for doubtful accounts of $1,177 and $44 at April 30, 2023 and July 31, 2022, respectively	36,948	40,083
Inventories, net	6,919	8,151
Funds held for clients	3,158	4,903
Prepaid expenses and other current assets	4,985	3,551
Total current assets	114,748	109,830
Property and equipment, net	3,401	3,534
Operating lease right-of-use assets	28,892	19,655
Other assets	3,899	4,730
Total assets	$150,940	$137,749
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts payable	$26,290	$30,553
Accrued expenses	29,154	28,396
Funds held for clients	3,064	4,903
Current lease obligations	7,994	6,466
Other current liabilities	13,760	13,482
Total current liabilities	80,262	83,800
Convertible note payable	11,586	11,047
Long-term lease obligations	21,260	12,945
Other long-term liabilities	5,546	3,983
Total long-term liabilities	38,392	27,975
Total liabilities	118,654	111,775
Series C redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at April 30, 2023 and July 31, 2022	35,175	35,180
Stockholders' deficit:
Series C convertible preferred stock, $0.01 par value per share. 4,965,000 shares authorized at April 30, 2023 and July 31, 2022; zero shares issued and outstanding at April 30, 2023 and July 31, 2022	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 60,942,460 issued and outstanding shares at April 30, 2023; 60,529,558 issued and outstanding shares at July 31, 2022	609	605
Additional paid-in capital	7,479,891	7,479,366
Accumulated deficit	(7,487,450)	(7,493,317)
Accumulated other comprehensive income	4,061	4,140
Total stockholders' deficit	(2,889)	(9,206)
Total liabilities, redeemable preferred stock and stockholders' deficit	$150,940	$137,749
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net revenue	$46,142	$51,548	$148,283	$150,223
Cost of revenue	33,218	42,303	108,031	120,672
Gross profit	12,924	9,245	40,252	29,551
Operating expenses:
Selling, general and administrative	12,619	9,214	33,463	28,899
Total operating expenses	12,619	9,214	33,463	28,899
Operating income	305	31	6,789	652
Other income (expense):
Interest income	452	3	928	9
Interest expense	(914)	(848)	(2,588)	(2,359)
Other income, net	4,037	2,151	3,961	1,605
Total other income (expense), net	3,575	1,306	2,301	(745)
Income (loss) from continuing operations before income taxes	3,880	1,337	9,090	(93)
Income tax expense	851	11,032	1,630	12,070
Net income (loss) from continuing operations	3,029	(9,695)	7,460	(12,163)
Net income (loss) from discontinued operations	—	39,895	—	(108)
Net income (loss)	3,029	30,200	7,460	(12,271)
Less: Preferred dividends on Series C redeemable preferred stock	(519)	(537)	(1,593)	(1,611)
Net income (loss) attributable to common stockholders	$2,510	$29,663	$5,867	$(13,882)

Net income (loss) per common shares - basic
Continuing operations	$0.04	$(0.17)	$0.10	$(0.23)
Discontinued operations	—	0.67	—	—
Net income (loss) attributable to common stockholders	$0.04	$0.50	$0.10	$(0.23)

Net income (loss) per common shares - diluted
Continuing operations	$0.04	$(0.17)	$0.09	$(0.23)
Discontinued operations	—	0.67	—	—
Net income (loss) attributable to common stockholders	$0.04	$0.50	$0.09	$(0.23)

Weighted-average number of common shares outstanding - basic	60,305	59,853	60,186	59,961
Weighted-average number of common shares outstanding - diluted	78,695	59,853	78,559	59,961
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net income (loss)	$3,029	$30,200	$7,460	$(12,271)
Other comprehensive income (loss):
Foreign currency translation adjustment	(819)	(2,461)	999	(2,276)
Pension liability adjustments, net of tax	—	—	(1,078)	—
Other comprehensive loss	(819)	(2,461)	(79)	(2,276)
Comprehensive income (loss)	$2,210	$27,739	$7,381	$(14,547)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at January 31, 2023	60,784,589	$607	$7,479,719	$(7,489,960)	$4,880	$(4,754)
Net income	—	—	—	3,029	—	3,029
Preferred dividends	—	—	—	(519)	—	(519)
Restricted stock grants	157,871	2	(2)	—	—	—
Share-based compensation	—	—	174	—	—	174
Other comprehensive items	—	—	—	—	(819)	(819)
Balance at April 30, 2023	60,942,460	$609	$7,479,891	$(7,487,450)	$4,061	$(2,889)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at January 31, 2022	60,457,720	$605	$7,479,073	$(7,523,765)	$7,347	$(36,740)
Net income	—	—	—	30,200	—	30,200
Preferred dividends	—	—	—	(537)	—	(537)
Restricted stock grants	141,064	1	(1)	—	—	—
Restricted stock forfeitures	(200,000)	(2)	2	—	—	—
Share-based compensation	—	—	111	—	—	111
Other comprehensive items	—	—	—	—	(2,461)	(2,461)
Balance at April 30, 2022	60,398,784	$604	$7,479,185	$(7,494,102)	$4,886	$(9,427)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at July 31, 2022	60,529,558	$605	$7,479,366	$(7,493,317)	$4,140	$(9,206)
Net income	—	—	—	7,460	—	7,460
Preferred dividends	—	—	—	(1,593)	—	(1,593)
Restricted stock grants	412,902	4	(4)	—	—	—
Share-based compensation	—	—	529	—	—	529
Other comprehensive items	—	—	—	—	(79)	(79)
Balance at April 30, 2023	60,942,460	$609	$7,479,891	$(7,487,450)	$4,061	$(2,889)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at July 31, 2021	63,099,496	$632	$7,478,638	$(7,480,220)	$7,162	$6,212
Net loss	—	—	—	(12,271)	—	(12,271)
Preferred dividends	—	—	—	(1,611)	—	(1,611)
Issuance of common stock pursuant to employee stock purchase plan	499	—	—	—	—	—
Restricted stock grants	348,789	3	(3)	—	—	—
Restricted stock forfeitures	(3,050,000)	(31)	31	—	—	—
Share-based compensation	—	—	519	—	—	519
Other comprehensive items	—	—	—	—	(2,276)	(2,276)
Balance at April 30, 2022	60,398,784	$604	$7,479,185	$(7,494,102)	$4,886	$(9,427)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$7,460	$(12,271)
Less: Loss from discontinued operations, net of tax	—	108
Income (loss) from continuing operations	7,460	(12,163)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	1,427	1,698
Amortization of deferred financing costs	36	102
Accretion of debt discount	1,510	1,229
Share-based compensation	529	519
Non-cash lease expense	6,760	7,083
Bad debt expense (recovery)	1,136	(3)
Other losses, net	(3,962)	(1,605)
Changes in operating assets and liabilities:
Accounts receivable, net	2,933	(8,783)
Inventories, net	1,440	(1,291)
Prepaid expenses and other current assets	(1,237)	240
Accounts payable, accrued restructuring and accrued expenses	(3,886)	2,076
Refundable and accrued income taxes, net	(829)	142
Other assets and liabilities	(4,317)	5,489
Net cash provided by (used in) operating activities	9,000	(5,267)
Cash flows from investing activities:
Additions of property and equipment	(1,311)	(1,142)
Proceeds from the disposition of property and equipment	166	—
Proceeds from sale of securities	1,881	—
Net cash provided by (used in) investing activities	736	(1,142)
Cash flows from financing activities:
Series C redeemable preferred stock dividend payments	(1,593)	(1,598)
Repayments on capital lease obligations	(38)	(54)
Repayments on convertible debt	(1,149)	—
Net cash used in financing activities	(2,780)	(1,652)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	895	(774)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,851	(8,835)
Cash, cash equivalents and restricted cash, beginning of period	58,045	66,329
Cash, cash equivalents and restricted cash, end of period	$65,896	$57,494

Cash and cash equivalents, end of period	$62,738	$49,914
Restricted cash for funds held for clients, end of period	3,158	7,580
Cash, cash equivalents and restricted cash, end of period	$65,896	$57,494

Cash flows from discontinued operations:
Operating activities	$—	$(6,738)
Investing activities	—	625
Financing activities	—	4,230
Net cash used in discontinued operations	$—	$(1,883)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)NATURE OF OPERATIONS
Steel Connect, Inc. (the "Company," "Steel Connect," "STCN," "we," "us" or the "Parent"), is a holding company which operates through its wholly-owned subsidiary ModusLink Corporation ("ModusLink" or "Supply Chain").

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

As of April 30, 2023, these resources include cash and cash equivalents and ModusLink's credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 31, 2025. There was no balance outstanding on the Umpqua Revolver as of April 30, 2023. See Note 9 - "Debt" for further details regarding the Umpqua Revolver.

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

In addition to the above, on April 30, 2023, the Company executed a series of agreements with Steel Partners Holdings L.P. (“Steel Partners”), in which Steel Partners and certain of its affiliates (the "Steel Partners Group") transferred certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the "Series E Convertible Preferred Stock", and such transfer and related transactions, the "Transaction"). The Transaction closed on May 1, 2023. The purpose of the Transaction is to provide Steel Connect with access to approximately

$203 million of new capital which will be used for working capital, complementary and strategic acquisitions, and general corporate purposes. See Note 16 - "Related Parties" and Note 18 - "Subsequent Events" for further details.

As of April 30, 2023 and July 31, 2022, the Company had cash and cash equivalents of $62.7 million and $53.1 million, respectively. As of April 30, 2023, the Company had excess working capital of $34.5 million.
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2022 (Fiscal Year 2022), which are contained in the Company's Form 10-K for the Fiscal Year 2022. The results for the nine months ended April 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the nine months ended April 30, 2023, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed. Please refer to Note 18 - "Subsequent Events" for further details.
Steel Partners and Steel Connect Exchange Transaction
On May 1, 2023, the Company and Steel Partners Group transferred certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). Following recent approval by the Steel Connect stockholders pursuant to NASDAQ Marketplace Rules, the Series E Convertible Preferred Stock is convertible into an aggregate of 184.9 million shares of Steel Connect common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Steel Connect common stock and participate in any dividends paid on the Steel Connect common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group would hold approximately 85% of the outstanding equity interests of Steel Connect. Steel Partners and certain of its affiliates which currently hold more than 50.0% ownership on a fully converted basis in Steel Connect upon the signing of the agreements related to the Exchange Transaction voted in favor of the stockholder proposal relating to the Series E Convertible Preferred Stock. Refer to Note 18 - "Subsequent Events" for further details.
Reclassifications
On the statement of cash flows for the nine months ended April 30, 2022, the Company reclassified bad debt recovery as a non-cash adjustment to net loss which totaled $3.0 thousand from Accounts receivable, net to Bad debt recovery. This reclassification was made to prior year balances to conform with current reporting and had no impact on net loss or stockholder's deficit.
(3)RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued and Not Yet Implemented

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Loses on Financial Instruments, an ASU that requires measurement and recognition of expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The ASU will be effective for the Company beginning in the first quarter of the fiscal year ending July 31, 2024 on a modified retrospective basis, which requires a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Early adoption is permitted. The Company is evaluating the potential impact of this guidance, but does not expect the new standard to have a material impact on its consolidated financial statements.

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
Other new pronouncements issued but not effective until after April 30, 2023 are not expected to have a material impact on our financial condition, results of operations or liquidity.

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

A summary of the results of the discontinued operations is as follows:

	Three months ended April 30,	Nine months ended April 30,
	2022	2022
Net revenue	$18,167	$165,542
Cost of revenue	17,894	156,697
Gross profit	273	8,845
Operating expenses:
Selling, general and administrative	4,517	30,744
Amortization of intangible assets	1,218	9,303
Total operating expenses	5,735	40,047
Operating loss	(5,462)	(31,202)
Other income:
Gain upon deconsolidation of IWCO Direct	38,043	38,043
Interest expense	(1,848)	(16,111)
Total other income, net	36,195	21,932
Income (loss) from discontinued operations before income taxes	30,733	(9,270)
Income tax benefit	(9,162)	(9,162)
Net income (loss) from discontinued operations	$39,895	$(108)

(5)INVENTORIES, NET

The table below presents the components of Inventories, net:

	April 30, 2023	July 31, 2022
	(In thousands)
Raw materials	$5,990	$7,330
Work-in-process	143	124
Finished goods	786	697
	$6,919	$8,151
(6)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	April 30, 2023	July 31, 2022
Accrued Expenses	(In thousands)
Accrued audit, tax and legal	$8,058	$4,564
Accrued compensation	6,585	5,099
Accrued taxes	2,929	3,344
Accrued price concessions	2,776	4,549
Accrued occupancy costs	1,639	1,671
Accrued IT costs	638	1,108
Accrued other	6,529	8,061
Total accrued expenses	$29,154	$28,396

	April 30, 2023	July 31, 2022
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$9,435	$9,435
Deferred revenue - current	2,949	2,705
Other	1,376	1,342
Total other current liabilities	$13,760	$13,482
As of both April 30, 2023 and July 31, 2022, the Company had accrued pricing liabilities of approximately $9.4 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ended on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities). The Company believes that it may not ultimately be required to pay all or any of the accrued pricing liabilities based upon the expiration of statutes of limitations, and due in part to the nature of the interactions with its clients. The remaining accrued pricing liabilities as of April 30, 2023 will be derecognized when there is sufficient information for the Company to conclude that such liabilities are not subject to escheatment and have been extinguished, which may occur through payment, legal release, or other legal or factual determination. The Company has not provided for any provision for interest and or penalties related to escheatment as it has concluded that such is not probable to occur, and any potential interest and penalties cannot be reasonably estimated.
(7) RESTRUCTURING

ModusLink Restructuring Activities

During the fiscal year ended July 31, 2021, ModusLink implemented a strategic plan to reorganize its sales function and the e-Business operations. The restructuring charges associated with this plan were primarily composed of employee termination costs. In November 2021, ModusLink amended its strategic plan to include reorganizing its supply chain operations and recorded a restructuring charge of approximately $0.1 million and $0.9 million during the three and nine months ended April 30, 2022. In February 2023, ModusLink reorganized its call center operations in the United States and recorded a restructuring charge of approximately $0.1 million during the three and nine months ended April 30, 2023. The restructuring charges recorded in three and nine months ended April 30, 2023 were primarily composed of employee termination costs.

The table below summarizes restructuring charges in the statements of operations for employee termination costs:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
	(In thousands)
Cost of revenue	$97	$(16)	$97	$664
Selling, general and administrative	—	134	—	310
	$97	$118	$97	$974

Changes to the restructuring liability during the nine months ended April 30, 2023 were as follows:

(in thousands)
Balance as of July 31, 2022	$892
Costs incurred	97
Cash payments	(733)
Non-cash relief of accrual	—
Change in estimates	—
Balance as of April 30, 2023	$256

The restructuring liability is recorded as a component of accrued expenses in the condensed consolidated balance sheets.

(8)LEASES
The table below presents the components of the Company's net lease expense:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$2,636	$2,596	$7,538	$7,569
Short-term lease expense	394	482	1,269	1,221
Variable lease cost	—	4	7	20
Interest on finance lease liabilities	—	1	—	2
Sublease income	(222)	(270)	(786)	(483)
	$2,808	$2,813	$8,028	$8,329
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Nine Months Ended April 30,
	2023	2022
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$7,224	$7,450
Operating cash flows from finance leases	$—	$2
Financing cash flows from finance leases	$38	$54
(9)DEBT
The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	April 30, 2023	July 31, 2022
	(In thousands)
Unsecured
7.50% Convertible Senior Note due September 1, 2024	$13,940	$14,940
Credit Facilities
Umpqua Revolver	—	—
Less: unamortized discounts and issuance costs(a)	(2,397)	(3,972)
Total debt, net	$11,543	$10,968
(a)Amounts include deferred debt issuance costs related to credit facilities of $43 thousand and $79 thousand as of April 30, 2023 and July 31, 2022, respectively, which are presented in Prepaid expenses and other current assets and Other assets.
7.50% Convertible Senior Note

On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note").
On March 9, 2023 (the "Amendment Date"), the Company and SPHG Holdings entered into an amendment to the SPHG Note (the “SPHG Note Amendment”). Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months from March 1, 2024 to September 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note on the Amendment Date, and will be required to repay an additional $1.0 million principal amount of the note on the three month anniversary of the SPHG Note Amendment, which occurred on June 9, 2023. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million, and derecognized $0.2 million of the debt discount in proportion to the reduction of the principal balance during the current period. No other changes were made to the terms of the SPHG Note besides the items discussed.

SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding September 1, 2024, the maturity date of the SPHG Note, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of April 30, 2023, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. As of April 30, 2023, the remaining period over which the unamortized discount will be amortized is 16 months. As of April 30, 2023 and July 31, 2022, the net carrying value of the SPHG Note was $11.6 million and $11.0 million, respectively. The effective interest rate on the SPHG Note, including accretion of the discount, prior to the SPHG Note Amendment was 27.8%, and the effective interest rate on the SPHG Note subsequent to the SPHG Note Amendment is 23.0%.

The following tables reflect the components of the SPHG Note:

	April 30, 2023	July 31, 2022
	(In thousands)
Carrying amount of equity component	$8,171	$8,200

Principal amount of note	$13,940	$14,940
Unamortized debt discount	(2,354)	(3,893)
Net carrying amount	$11,586	$11,047

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
	(In thousands)
Interest expense related to contractual interest coupon	$271	$277	$844	$849
Interest expense related to accretion of the discount	632	429	1,688	1,229
Interest expense related to revolving credit facilities (see below)	11	131	36	200
Other	—	11	20	81
Total interest expense	$914	$848	$2,588	$2,359

Umpqua Revolver
On March 16, 2022, ModusLink, as borrower, entered into a new credit agreement with Umpqua Bank as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 31, 2025. Concurrent with signing the Umpqua Revolver ModusLink submitted a notice of termination to MidCap Financial Trust for its $12.5 million revolving credit facility (the “MidCap Credit Facility”), which was set to expire on December 31, 2022. There was no balance outstanding on the Midcap Credit Facility at the time of its termination.
On March 13, 2023, ModusLink and Umpqua Bank entered into an amendment to the Umpqua Revolver (the "Umpqua Revolver Amendment") to extend the expiration date of the facility from March 16, 2024 to March 31, 2025. There were no fees associated with the extension.
As of April 30, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of April 30, 2023, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million available for letters of credit.
(10)CONTINGENCIES
Legal Proceedings

On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery (the “Reith litigation”). The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board of Directors, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Partners, Steel Partners, Ltd., SPHG Holdings, Handy & Harman Ltd. and WHX CS Corp. (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board of Directors (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted stockholders and therefore unjustly enriched Steel Partners, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board of Directors made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. The defendants answered the complaint on September 6, 2019, denying all liability.

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

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$45,826	$51,123	147,185	148,783
Other	316	425	1,098	1,440
	$46,142	$51,548	$148,283	$150,223
Timing of Revenue Recognition
Services transferred over time	$46,142	$51,548	148,283	150,223
	$46,142	$51,548	$148,283	$150,223

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

The table below presents information for the Company's contract balances:

	April 30, 2023	July 31, 2022
	(In thousands)
Accounts receivable, trade, net	$36,948	$40,083
Contract assets	685	369

Deferred revenue - current	$2,949	$2,705
Deferred revenue - long-term	124	134
Total deferred revenue	$3,073	$2,839
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the nine months ended April 30, 2023 and April 30, 2022, were as follows:

	Nine Months Ended April 30,
	2023	2022
	(In thousands)
Balance at beginning of period	$2,839	$2,320
Deferral of revenue	1,595	2,049
Recognition of deferred amounts upon satisfaction of performance obligation	(1,361)	(1,140)
Balance at end of period	$3,073	$3,229

The Company expects to recognize approximately $2.9 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(12)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the nine months ended April 30, 2023, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of both April 30, 2023 and July 31, 2022, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.8 million.
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

Uncertain Tax Positions

In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of April 30, 2023 and July 31, 2022, the liabilities for interest expense related to uncertain tax positions were $0.1 million and $0.1 million, respectively. The Company expects $0.2 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2019 through July 31, 2022. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2014 through 2021 tax years remain subject to examination in most locations, while the Company's 2010 through 2021 tax years remain subject to examination in most Asia locations.

(13)EARNINGS (LOSS) PER SHARE
The following table reconciles net earnings (loss) per share for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Reconciliation of net income (loss) to net income (loss) attributable to common stockholders after assumed conversions:
Net income (loss) from continuing operations	$3,029	$(9,695)	$7,460	$(12,163)
Income (loss) from discontinued operations	—	39,895	—	(108)
Net income (loss)	3,029	30,200	7,460	(12,271)
Less: Preferred dividends on redeemable preferred stock	(519)	(537)	(1,593)	(1,611)
Net income (loss) attributable to common stockholders	$2,510	$29,663	$5,867	$(13,882)

Effect of dilutive securities:
Dividends on preferred stock	519	—	1,593	—
Net income (loss) attributable to common stockholders - assuming dilution	$3,029	$29,663	$7,460	$(13,882)

Net income (loss) per common share - basic
Net income (loss) from continuing operations	$0.04	$(0.17)	$0.10	$(0.23)
Net income from discontinued operations	—	0.67	—	—
Net income (loss) attributable to common stockholders	$0.04	$0.50	$0.10	$(0.23)

Net income (loss) per common share - diluted
Net income (loss) from continuing operations	$0.04	$(0.17)	$0.09	$(0.23)
Net income from discontinued operations	—	0.67	—	—
Net income (loss) attributable to common stockholders	$0.04	$0.50	$0.09	$(0.23)

Weighted average common shares outstanding - basic	60,305	59,853	60,186	59,961
Effect of dilutive securities:
Common stock equivalents - Restricted stock and restricted stock shares	533	—	516	—
Common stock equivalents - Preferred stock	17,857	—	17,857	—
Weighted average common shares outstanding - diluted	78,695	59,853	78,559	59,961
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
For the three months ended April 30, 2023, $0.7 million of interest expense, net of tax related to convertible debt was excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the three months ended April 30, 2022, $0.7 million of interest expense, net of tax impact related to convertible debt and $0.5 million of preferred dividends were excluded from the numerator in the calculation of diluted net (loss) income per share as their inclusion would have been antidilutive.

For the three months ended April 30, 2023, 5.9 million common stock equivalent shares (including those related to convertible debt) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the three months ended April 30, 2022, 24.6 million common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net (loss) income per share as their inclusion would have been antidilutive.
For the nine months ended April 30, 2023, $2.3 million of interest expense, net of tax related to convertible debt was excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the nine months ended April 30, 2022, $2.1 million of interest expense, net of tax impact related to convertible debt and $1.6 million of preferred dividends were excluded from the numerator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
For the nine months ended April 30, 2023, 5.9 million common stock equivalent shares (including those related to convertible debt) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the nine months ended April 30, 2022, 24.6 million common stock equivalent shares (including those related to convertible debt and preferred stock) were excluded from the denominator in the calculation of diluted net loss per share as their inclusion would have been antidilutive.
(14)COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) combines net income (loss) and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2022	$6,063	$(1,923)	$4,140
Foreign currency translation adjustment	999	—	999
Pension liability adjustments	—	(1,078)	(1,078)
Net current-period other comprehensive income	999	(1,078)	(79)
Accumulated other comprehensive income (loss) as of April 30, 2023	$7,062	$(3,001)	$4,061

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of July 31, 2021	$9,762	$(2,600)	$7,162
Foreign currency translation adjustment	(2,276)	—	(2,276)
Net current-period other comprehensive income	(2,276)	—	(2,276)
Accumulated other comprehensive income (loss) as of April 30, 2022	$7,486	$(2,600)	$4,886

During the year ended July 31, 2020, a Netherlands defined benefit pension plan was amended such that active participants no longer accrued benefits as of January 1, 2020, which resulted in a pre-tax curtailment gain of $2.4 million recognized in accumulated other comprehensive income (loss). At that time, the active plan participants were moved into a new defined benefit contribution pension plan. During the nine months ended April 30, 2023, the Company recorded an increase of approximately $1.1 million to accrued pension liabilities for the defined benefit pension plan as it was determined that plan participants are entitled to unconditional indexation of benefits for as long as they remain in active service with the Company.

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

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(In thousands)
Net revenue:
Supply Chain	$46,142	$51,548	148,283	150,223
Total segment net revenue	46,142	51,548	$148,283	$150,223
Operating income:
Supply Chain	5,249	1,548	16,488	5,894
Total segment operating income	5,249	1,548	16,488	5,894
Corporate-level activity	(4,944)	(1,517)	(9,699)	(5,242)
Total operating income	305	31	6,789	652
Total other income (expense), net	3,575	1,306	2,301	(745)
Income (loss) before income taxes	$3,880	$1,337	$9,090	$(93)

	April 30, 2023	July 31, 2022
	(In thousands)
Total assets:
Supply Chain	$115,682	$101,637
Corporate	35,258	36,112
Total assets	$150,940	$137,749
Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(In thousands)
Capital expenditures	$445	$316	$1,311	$1,142
Depreciation expense	503	523	1,427	1,698

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(In thousands)
Mainland China	13,852	17,858	48,049	53,248
United States	12,917	13,183	38,262	37,336
Czech	6,202	5,004	19,497	11,761
Singapore	4,872	6,180	15,149	18,056
Netherlands	4,705	4,739	14,940	14,655
Other	3,594	4,584	12,386	15,167
	$46,142	$51,548	$148,283	$150,223
(16)RELATED PARTY TRANSACTIONS

As of April 30, 2023, SPHG Holdings and its affiliates, including Steel Partners, Handy & Harman Ltd. and Steel Partners Ltd., beneficially owned approximately 52.6% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Partners GP. Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director. Following the receipt of stockholder approval of the issuance of the Series E Convertible Preferred Stock on June 6, 2023, upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group (as defined above) would hold approximately 85% of the outstanding equity interests of Steel Connect. Refer to Note 18 - "Subsequent Events" for further details.
SPHG Note Transaction
On February 28, 2019, the Company entered into a SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note.
On March 9, 2023, the Company and SPHG Holdings entered into an amendment to the SPHG Note. Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months from March 1, 2024 to September 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note on the Amendment Date, and will be required to repay an additional $1.0 million principal amount of the note on the three month anniversary of the SPHG Note Amendment, which occurred on June 9, 2023. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million, and derecognized $0.2 million of the debt discount in proportion to the reduction of the principal balance during the current period. No other changes were made to the terms of the SPHG Note besides the items discussed.
As of April 30, 2023, SPHG Holdings held $13.9 million principal amount of the SPHG Note, compared to $14.9 million principal amount at July 31, 2022. As of April 30, 2023 and July 31, 2022, the net carrying value of the SPHG Note was $11.6 million and $11.0 million, respectively. During the three months ended April 30, 2023 and 2022, the Company recognized interest expense of $0.9 million and $0.7 million, respectively, associated with the SPHG Note. During the nine months ended April 30, 2023 and 2022, the Company recognized interest expense of $2.5 million and $2.1 million, respectively, associated with the SPHG Note.
Series C Convertible Preferred Stock Transaction
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Series C Convertible Preferred Stock are set forth in the Series C Certificate of Designations, which has been filed with the Secretary of State of the State of Delaware. During each of the three months ended April 30, 2023 and 2022, the Company paid dividends of $0.5 million associated with the Series C Convertible Preferred Stock. During each of the six months ended April 30, 2023 and 2022, the Company paid dividends of $1.6 million associated with the Series C Convertible Preferred Stock.
On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Series C Convertible Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of

Designations), or approximately $35.2 million. As of April 30, 2023, this right had not been exercised by holders of the Series C Convertible Preferred Stock.
Series E Convertible Preferred Stock Transaction
On April 30, 2023, the Company entered into a series of agreements with Steel Partners, in which the Steel Partners Group transferred certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock. The transfer and closing of the transaction was executed on May 1, 2023, making the transaction a subsequent event. As such, the Series E Convertible Preferred Stock are not included in the beneficial ownership calculation as of April 30, 2023 above. See Note 18 - "Subsequent Events" for further details.
STCN Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "STCN Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Partners. The Management Services Agreement was effective as of June 1, 2019. Pursuant to the STCN Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of certain employees, including certain executive officers and other corporate services. In connection with the IWCO Direct Disposal, the monthly fee under the STCN Management Services Agreement was reduced effective on the Disposal Date primarily for the portion of the fee attributable to IWCO Direct. Total expenses incurred related to the STCN Management Services Agreement for the three months ended April 30, 2023 and 2022 were $0.6 million and $0.8 million, respectively. Total expenses incurred related to the STCN Management Services Agreement for the nine months ended April 30, 2023 and 2022 were $1.7 million and $2.5 million, respectively. As of April 30, 2023 and July 31, 2022, amounts due to Steel Services was $0.7 million and $1.0 million, respectively.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets measured at fair value on a recurring basis as of April 30, 2023 and July 31, 2022, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(In thousands)	April 30, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,716	$31,716	$—	$—

		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,756	$31,756	$—	$—
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

(18) SUBSEQUENT EVENTS

Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Partners, Steel Excel, Inc. ("Steel Excel"), and Steel Partners' wholly-owned subsidiary WebFinancial Holding Corporation ("WebFinancial," and together with Steel Excel, the "Exchanging Parties"), entered into a Transfer and Exchange Agreement dated as of April 30, 2023 (the "Exchange Agreement"). Pursuant to the Exchange Agreement, on April 30, 2023, the Exchanging Parties exchanged an aggregate of 3.6 million shares of common stock, par value $0.10 per share, of Aerojet (the "Aerojet Shares") held by the Exchanging Parties for 3.5 million shares of newly created Series E Convertible Preferred Stock of the Company (the "Series E Convertible Preferred Stock," and such exchange and related transactions, the "Transaction") having a liquidation preference equal to $58.1087 per share. Pursuant to the Exchange Agreement, the Company held a special stockholders' meeting on June 6, 2023 to consider and vote upon the rights of the Series E Convertible Preferred Stock to vote and receive dividends together with the common stock (as defined below) on an as- converted basis and the issuance of common stock upon conversion of the Series E Convertible Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq (the "Nasdaq Proposal") and any other matters which, following the closing of the Transaction, the Company's board of directors (the "STCN Board,” “Board of Directors” or “Board") deemed appropriate to consider and vote upon at the special stockholders’ meeting. Following the approval of the issuance of the Series E Convertible Preferred Stock by the Company’s stockholders at the special stockholders' meeting, the Series E Convertible Preferred Stock is convertible into an aggregate of 184.9 million shares of common stock, subject to adjustment as set forth in the Series E Certificate of Designations, and will vote together with the common stock and participate in any dividends paid on the common stock (except as described below), in each case, on an as-converted basis.

The Exchange Transaction will be accounted for as of May 1, 2023, which is the date the consideration was exchanged between the Company and Steel Partners.

Stockholders' Agreement

Concurrently with the execution of the Exchange Agreement, the Company, Steel Partners, Steel Excel, WebFinancial, WHX CS, LLC, WF Asset Corp., Steel Partners Ltd., Warren G. Lichtenstein and Jack L. Howard (together, the "SP Investors") entered into a Stockholders' Agreement dated as of April 30, 2023 (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, the parties agreed to certain aspects of the Company's governance, including the maintenance of the Board size at seven directors and the creation of an Independent Audit Committee or Disinterested Audit Committee (as defined therein).

The Stockholders' Agreement further provides that (a) prior to September 1, 2025 the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the following: (i) a voluntary delisting of the common stock from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the common stock, STCN ceasing to be an SEC reporting company, or STCN filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment to the terms of the Management Services Agreement (the "Services Agreement") dated June 14, 2019, by and between STCN and Steel Services Ltd.; and (iii) any related party transaction between STCN and the SP Investors and their subsidiaries and affiliates; (b) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going private transaction pursuant to which Steel Partners or its subsidiaries or affiliates acquires the outstanding shares of common stock they do not own (or any alternative transaction that would have the same impact); and (c) until the Final Sunset Date, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between STCN and the SP Investors; or (ii) prior to any transfer of equity interests in STCN by the members of the SP Group (as defined in the Stockholders' Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in STCN that are held by the members of the SP Group being held by one corporate entity.

The Stockholders' Agreement also provides that 70% of the net proceeds received by the Company upon resolution of the Reith litigation will be distributed to the Company’s stockholders with the SP Investors agreeing to waive their portion of any such distribution to the extent of any shares of common stock held as of the date of the Stockholders’ Agreement or issuable upon conversion of the Series E Convertible Preferred Stock held by the SP Investors and the Series C Convertible Preferred Stock of STCN, and the SPHG Note. Any amendment to the Stockholders’ Agreement by the Company prior to the date that any person or group of related persons owns 100% of the equity securities of the Company requires the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable.

Voting Agreement

Concurrently with the execution of the Exchange Agreement, the SP Investors and the Company entered into a Voting Agreement, dated as of April 30, 2023 (the “Voting Agreement”). Pursuant to the terms and conditions set forth in the Voting

Agreement, each SP Investor agreed to (i) vote, or cause to be voted, all securities of the Company beneficially owned by each such SP Investor for the approval of the Nasdaq Proposal and against any transaction or proposal that may delay, impair or nullify the approval of the Nasdaq Proposal; (ii) not enter into an agreement to vote in a manner inconsistent with the foregoing; and (iii) not transfer such Shares of common stock and Subject Shares (as defined in the Stockholders' Agreement), without the prior consent of the Company’s audit committee, subject to certain standard exceptions. As the SP Investors already owned more than a majority of the voting power of the Company when they signed the Voting Agreement, approval of the Nasdaq Proposal was assured, and approval was received at a special meeting of stockholders held on June 6, 2023. The STCN Board, acting on the unanimous recommendation of a strategic planning committee of the STCN Board consisting solely of independent and disinterested directors of STCN (the "Strategic Planning Committee"), approved the Transaction. The Strategic Planning Committee exclusively negotiated the terms of the Transaction with Steel Partners, with the assistance of its independent legal counsel and financial advisors, which also issued a fairness opinion with respect to the Transaction.

Stockholder Approval of Reverse/Forward Stock Split

At the special stockholders meeting, the stockholders also approved proposals to amend the Company’s restated certificate of incorporation (the “Charter”), to effect a 1-for-3,500 reverse stock split of the Common Stock (the “Reverse Stock Split”), followed immediately by a 375-for-1 forward stock split of the Common Stock (the “Forward Stock Split,” and, together with the Reverse Stock Split, the “Reverse/Forward Stock Split”). On June 7, 2023, the Board approved the Reverse/Forward Stock Split, and as such, the Board directed the Company to file with the State of Delaware certificates of amendment to our Charter to effectuate the Reverse/Forward Stock Split. Each share of Common Stock held by a stockholder of record owning fewer than 3,500 shares of Common Stock immediately prior to the effective time of the Reverse Stock Split (the “effective time”) will be converted into the right to receive a payment in cash (without interest) equal to the fair value of such shares as of the time when those entitled to receive such payments are determined, which shall be an amount equal to such number of shares of Common Stock held multiplied by the average of the closing sales prices of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, and each share of Common Stock held by a stockholder of record owning 3,500 shares or more immediately prior to the effective time of the Reverse Stock Split will be converted into a new number of shares of Common Stock based on a ratio of 375 shares of Common Stock for each share of Common Stock owned immediately following the Reverse Stock Split, including any fractional shares owned following the Reverse Stock Split; however, with respect to any fractions of a share of Common Stock that may be held as a result of the Forward Stock Split, stockholders will receive a payment in cash (without interest) equal to the fair value of such fractions as of the time when those entitled to receive such fractions are determined, which shall be an amount equal to such fractions multiplied by the average of the closing sales prices of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

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
Overview
Steel Connect, Inc. (the "Company," “Steel Connect,” “STCN,” “we” or “us”) is a holding company operating through its wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which serves the supply chain management market.

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

Steel Connect and Steel Partners Exchange Transaction

Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Partners, Steel Excel, Inc. ("Steel Excel"), Steel Partners' wholly-owned subsidiary WebFinancial Holding Corporation ("WebFinancial," and together with Steel Excel, the "Exchanging Parties"), entered into a Transfer and Exchange Agreement dated as of April 30, 2023 (the "Exchange Agreement"). Pursuant to the Exchange Agreement, on April 30, 2023, the Exchanging Parties exchanged an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet (the "Aerojet Shares") held by the Exchanging Parties for 3,500,000 shares of newly created Series E convertible preferred stock of the Company (the "Series E Convertible Preferred Stock," and such exchange and related transactions, the "Transaction") having a liquidation preference equal to $58.1087 per share. Pursuant to the Exchange Agreement, the Company held a special stockholders' meeting on June 6, 2023 to consider and vote upon the rights of the Series E Convertible Preferred Stock to vote and receive dividends together with the common stock, par value $0.01 per share (the “common stock” or “Common Stock”) on an as- converted basis and the issuance of shares of common stock upon conversion of the Series E Convertible Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq (the "Nasdaq Proposal") and any other matters which, following the closing of the Transaction, the Company's board of directors (the "STCN Board," “Board of Directors” or “Board”) deemed appropriate to consider and vote upon at the special stockholders’ meeting. Following approval the issuance of the Series E Convertible Preferred Stock by the Company’s stockholders at the special stockholders’ meeting, the Series E Convertible Preferred Stock will be convertible into an aggregate of 184,891,318 shares of common stock, subject to adjustment as set forth in the Certificate of Designation, and will vote together with the common stock and participate in any dividends paid on the common stock (except as described below), in each case, on an as-converted basis.

The Exchange Transaction will be accounted for as of May 1, 2023, which is the date the consideration was exchanged between the Company and Steel Partners.

Stockholders' Agreement

Concurrently with the execution of the Exchange Agreement, the Company, Steel Partners, Steel Excel, WebFinancial, WHX CS, LLC, WF Asset Corp., Steel Partners Ltd., Warren G. Lichtenstein and Jack L. Howard (together, the "SP Investors") entered into a Stockholders' Agreement dated as of April 30, 2023 (the "Stockholders' Agreement"). Pursuant to the Stockholders'

Agreement, the parties agreed to certain aspects of the Company's governance, including the maintenance of the Board size at seven directors and the creation of an Independent Audit Committee or Disinterested Audit Committee (as defined therein).

The Stockholders' Agreement further provides that (A) prior to September 1, 2025 the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the following: (i) a voluntary delisting of the common stock from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the common stock, STCN ceasing to be an SEC reporting company, or STCN filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment to the terms of the Management Services Agreement (the "Services Agreement") dated June 14, 2019, by and between STCN and Steel Services Ltd.; and (iii) any related party transaction between STCN and the SP Investors and their subsidiaries and affiliates; (B) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going private transaction pursuant to which Steel Partners or its subsidiaries or affiliates acquires the outstanding Shares of common stock they do not own (or any alternative transaction that would have the same impact); and (C) until the Final Sunset Date, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between STCN and the SP Investors; or (ii) prior to any transfer of equity interests in STCN by the members of the SP Group (as defined in the Stockholders' Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in STCN that are held by the members of the SP Group being held by one corporate entity.

The Stockholders' Agreement also provides that 70% of the net proceeds received by the Company upon resolution of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action will be distributed to the Company’s stockholders with the SP Investors agreeing to waive their portion of any such distribution to the extent of any shares of common stock held as of the date of the Stockholders’ Agreement or issuable upon conversion of the Series E Convertible Preferred Stock held by the SP Investors and the Series C Convertible Preferred Stock, par value $0.01 per share, of STCN (the “Series C Convertible Preferred Stock”), and the 7.50% Convertible Senior Note due 2024 (the “SPHG Note”). Any amendment to the Stockholders’ Agreement by the Company prior to the date that any person or group of related persons owns 100% of the equity securities of the Company requires the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable.

Voting Agreement

Concurrently with the execution of the Exchange Agreement, the SP Investors and the Company entered into a Voting Agreement, dated as of April 30, 2023 (the “Voting Agreement”). Pursuant to the terms and conditions set forth in the Voting Agreement, each SP Investor has agreed to (i) vote, or cause to be voted, all securities of the Company beneficially owned by each such SP Investor for the approval of the Nasdaq Proposal and against any transaction or proposal that may delay, impair or nullify the approval of the Nasdaq Proposal; (ii) not enter into an agreement to vote in a manner inconsistent with the foregoing; and (iii) not transfer such common stock and Subject Shares (as defined in the Stockholders' Agreement), without the prior consent of the Company’s audit committee, subject to certain standard exceptions. As the SP Investors owned more than a majority of the voting power of the Company at the time of the signing of the Voting Agreement, approval of the Nasdaq Proposal was assured (and the Nasdaq Proposal was in fact approved at the special stockholders’ meeting held on June 6, 2023). The STCN Board, acting on the unanimous recommendation of a strategic planning committee of the STCN Board consisting solely of independent and disinterested directors of STCN (the "Strategic Planning Committee"), approved the Transaction. The Strategic Planning Committee exclusively negotiated the terms of the Transaction with Steel Partners, with the assistance of its independent legal counsel and financial advisors, which also issued a fairness opinion with respect to the Transaction.

Stockholder Approval of Reverse/Forward Stock Split

At the special stockholders meeting held on June 6, 2023, the stockholders also approved proposals to amend the Company’s restated certificate of incorporation (the “Charter”), to effect a 1-for-3,500 reverse stock split of the Common Stock (the “Reverse Stock Split”), followed immediately by a 375-for-1 forward stock split of the Common Stock (the “Forward Stock Split,” and, together with the Reverse Stock Split, the “Reverse/Forward Stock Split”). On June 7, 2023, the Board approved the Reverse/Forward Stock Split, and as such, the Board directed the Company to file with the State of Delaware certificates of amendment to our Charter to effectuate the Reverse/Forward Stock Split. Each share of Common Stock held by a stockholder of record owning fewer than 3,500 shares of Common Stock immediately prior to the effective time of the Reverse Stock Split (the “effective time”) will be converted into the right to receive a payment in cash (without interest) equal to the fair value of such shares as of the time when those entitled to receive such payments are determined, which shall be an amount equal to such number of shares of Common Stock held multiplied by the average of the closing sales prices of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, and each share of Common Stock held by a stockholder of record owning 3,500 shares or more immediately prior to the effective time of the Reverse Stock Split will be converted into a new number of shares of Common Stock based on a ratio of 375 shares of Common Stock for each share of Common Stock owned immediately following the Reverse Stock Split, including any fractional shares owned following the Reverse Stock Split; however, with respect to any fractions of a share of Common Stock that may be held as a result of the Forward Stock Split, stockholders will receive a payment in cash (without interest) equal to the fair value of such fractions as of the time when those entitled to receive such fractions are determined, which shall be an amount equal to such fractions multiplied by the average of the closing sales prices of the Common Stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

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
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the three months ended April 30, 2023 and 2022, the Company's ten largest clients accounted for approximately 85% and 80% of consolidated net revenue, respectively. Two clients accounted for approximately 45% and 11% of the Company's consolidated net revenue for the three months ended April 30, 2023, and two clients accounted for approximately 37% and 12% of the Company's consolidated net revenue for the three months ended April 30, 2022. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the three months ended April 30, 2023 or 2022.
For the nine months ended April 30, 2023 and 2022, the Company's ten largest clients accounted for approximately 84% and 77% of consolidated net revenue, respectively. Two clients accounted for approximately 43% and 12% of the Company's consolidated net revenue for nine months ended April 30, 2023, and two clients accounted for approximately 30% and 13% of the Company's consolidated net revenue for nine months ended April 30, 2022. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the nine months ended April 30, 2023 or 2022.
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
Results of Operations

	Three Months Ended April 30,
	(unaudited in thousands)
	2023	2022	$ Change[1]	% Change[1]
Net revenue	$46,142	$51,548	$(5,406)	(10.5)%
Cost of revenue	(33,218)	(42,303)	9,085	21.5%
Gross profit	12,924	9,245	3,679	39.8%
Gross profit percentage	28.0%	17.9%	—	1010 bpts
Selling, general and administrative	(12,619)	(9,214)	(3,405)	(37.0)%
Interest expense	(914)	(848)	(66)	(7.8)%
Other gains, net	4,489	2,154	2,335	(108.4)%
Income from continuing operations before income taxes	3,880	1,337	2,543	(190.2)%
Income tax expense	(851)	(11,032)	10,181	92.3%
Net income (loss) from continuing operations	$3,029	$(9,695)	$12,724	131.2%
1 Favorable (unfavorable) change

Three months ended April 30, 2023 compared to the three months ended April 30, 2022

Net Revenue:

During the three months ended April 30, 2023, net revenue for the Supply Chain segment decreased by approximately $5.4 million. The decrease in net revenue during the three months ended April 30, 2023 as compared to the same period in the prior year was driven by $4.6 million lower net revenue associated with certain clients in the computing and consumer electronics markets and the medical devices electronics markets due to lower volumes and demand, and loss of certain programs, partially offset by new business revenue. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended April 30, 2023, as compared to the same period in the prior year.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Total cost of revenue decreased by $9.1 million for the three months ended April 30, 2023, as compared to the same period in the prior year, primarily driven by a decrease in cost of materials as a result of the decrease in the amount of materials procured on behalf of Supply Chain clients. Cost of revenue for the three months ended April 30, 2023 included materials procured on behalf of our Supply Chain clients of $16.2 million, as compared to $24.3 million for the same period in the prior year, a decrease of $8.1 million. The remaining $1.0 million decrease is driven by lower labor costs, such as a decrease in salaries and wages and production costs, and a decrease in buildings and facilities costs.

Gross Profit:

Gross profit percentage for the current quarter increased 1,010 basis points, to 28.0% as compared to 17.9% in the prior year quarter, driven largely by changes in customer sales mix and the decrease in cost of revenue discussed above. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended April 30, 2023 as compared to the same period in the prior year.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. Selling, general and administrative expenses during the three months ended April 30, 2023 increased by approximately $3.4 million as compared to the same period in the prior year primarily due to higher professional and legal fees for Corporate related to the Exchange Transaction. Selling, general and administrative expenses during the three months ended April 30, 2023 for the Supply Chain segment did not change significantly as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the three months ended April 30, 2023 as compared to the same period in the prior year.
Interest Expense:

Total interest expense increased by $0.1 million during the three months ended April 30, 2023 as compared to the same period in the prior year, primarily due to higher interest expense related to accretion of the discount on the SPHG Note.
Other Gains, Net:
Other gains, net are primarily composed of foreign exchange gains (losses), interest income, sublease income, and other income (expense).

During the three months ended April 30, 2023 and 2022, the Company recorded Other gains, net of $4.5 million and $2.2 million, respectively.

Other gains, net for the three months ended April 30, 2023 was primarily due to: (1) $1.9 million gain from proceeds received from the sale of an investment in Tallan, Inc., (2) $1.4 million settlement with a client; (3) $0.5 million interest income; and (4) $0.3 million foreign exchange gains.
Other gains, net for the three months ended April 30, 2022 was primarily due to foreign exchange gains.
Income Tax Benefit (Expense):

During the three months ended April 30, 2023, the Company recorded income tax expense of approximately $0.9 million as compared to $11.0 million in income tax expense for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to the tax effect of the IWCO disposal during the three months ended April 30, 2022.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Net Income (Loss) from Continuing Operations:

Net income (loss) from continuing operations for the three months ended April 30, 2023 increased $12.7 million as compared to the same period in the prior fiscal year, driven by the $10.2 million favorable change in income taxes. Refer to discussion above for further details.
Net Income from Discontinued Operations:
Net income from discontinued operations for the three months ended April 30, 2022 was $39.9 million due to the gain on deconsolidation of IWCO Direct. IWCO Direct was deconsolidated in February 2022, and as such, there was no activity from discontinued operations for the three months ended April 30, 2023. See Note 4 - "Discontinued Operations" to the consolidated financial statements in Part I, Item 1 included of this Quarterly Report on Form 10-Q.

	Nine Months Ended April 30,
	(unaudited in thousands)
	2023	2022	$ Change[1]	% Change[1]
Net revenue	$148,283	$150,223	$(1,940)	(1.3)%
Cost of revenue	(108,031)	(120,672)	12,641	10.5%
Gross profit	40,252	29,551	10,701	36.2%
Gross profit percentage	27.1%	19.7%	—	740 bpts
Selling, general and administrative	(33,463)	(28,899)	(4,564)	(15.8)%
Interest expense	(2,588)	(2,359)	(229)	(9.7)%
Other gains, net	4,889	1,614	3,275	(202.9)%
Income (loss) from continuing operations before income taxes	9,090	(93)	9,183	9874.2%
Income tax expense	(1,630)	(12,070)	10,440	86.5%
Net income (loss) from continuing operations	$7,460	$(12,163)	$19,623	161.3%
1 Favorable (unfavorable) change
Nine months ended April 30, 2023 compared to the nine months ended April 30, 2022
Net Revenue:
During the nine months ended April 30, 2023, net revenue for the Supply Chain segment decreased by approximately $1.9 million as compared to the same period in the prior year. This decrease in net revenue was driven by overall lower volumes associated with clients in the computing and consumer electronics markets as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the nine months ended April 30, 2023, as compared to the same period in the prior year.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue decreased by $12.6 million for the nine months ended April 30, 2023, as compared to the same period in the prior year, driven by the decrease in cost of materials. Cost of revenue for the nine months ended April 30, 2023 included materials procured on behalf of our Supply Chain clients of $56.6 million, as compared to $69.1 million for the same period in the prior year, a decrease of $12.5 million, driven by overall lower volumes and lower costs on programs launched in the prior year period along with lower material costs related to programs that ended during the current year period.

Gross Profit:

Gross profit percentage for the nine months ended April 30, 2023 increased 740 basis points, to 27.1% as compared to 19.7% for the nine months ended April 30, 2022, driven largely by changes in customer sales mix and the decrease in cost of revenue discussed above. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the nine months ended April 30, 2023.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. Selling, general and administrative expenses during the nine months ended April 30, 2023 increased by approximately $4.6 million as compared to the same period in the prior year.

Corporate-level activity increased $4.5 million primarily due to higher professional and legal fees related to the Exchange Transaction. Selling, general and administrative expenses during the three months ended April 30, 2023 for the Supply Chain segment did not change significantly as compared to the same period in the prior year. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the nine months ended April 30, 2023, as compared to the same period in the prior year.
Interest Expense:
Total interest expense during the nine months ended April 30, 2023 increased $0.2 million as compared to the same period in the prior year, primarily due to higher interest expense related to accretion of the discount on the SPHG Note.
Other Gains, Net:
Other gains, net are primarily composed of foreign exchange gains (losses), interest income, sublease income, and other income (expense).
During the nine months ended April 30, 2023 and 2022, the Company recorded Other gains, net of $4.9 million and $1.6 million, respectively.
Other gains, net for the nine months ended April 30, 2023 was primarily due to: (1) $1.9 gain from proceeds received from the sale of an investment in Tallan, Inc., (2) $1.4 million settlement with a client, (3) $0.9 million interest income; and (4) $0.8 million sublease income. These gains were partially offset by $0.5 million foreign exchange losses.
Other gains, net for the nine months ended April 30, 2022 was primarily due to: (1) $1.0 million foreign exchange gains, and (2) $0.5 million sublease income.
Income Tax Expense:

During the nine months ended April 30, 2023, the Company recorded income tax expense of approximately $1.6 million as compared to $12.1 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to the tax effect of the IWCO disposal during the three months ended April 30, 2022.
The Company provides for income tax expense related to federal, state and foreign income taxes. The Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S. and certain of its foreign subsidiaries due to the uncertainty of realizing such benefits.
Net Income (Loss) from Continuing Operations:

Net income (loss) from continuing operations for the nine months ended April 30, 2023 increased $19.6 million, as compared to the same period in the prior year. The increase in net income from continuing operations is primarily due to the increase in gross profit, a decrease in income tax expense, and an increase in other gains, net, partially offset by an increase in SG&A expenses. Refer to explanations above for further details regarding specific increases or decreases.

Loss from Discontinued Operations:
Net loss from discontinued operations for the nine months ended April 30, 2022 was $0.1 million, and reflects the net loss for IWCO Direct. IWCO Direct was deconsolidated in February 2022, and as such, there was no activity from discontinued operations for the nine months ended April 30, 2023. See Note 4 - "Discontinued Operations" to the consolidated financial statements in Part I, Item 1 included of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of it securities, borrowings from lending institutions and sale of facilities that were not fully utilized. The following table summarizes our liquidity:

April 30, 2023
(In thousands)
Cash and cash equivalents	$62,738
Readily available borrowing capacity under Umpqua Revolver	11,890
$74,628
Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the nine months ended April 30, 2023 relating to this aspect of the U.S. Tax Reform. In future years, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would not be material.
Consolidated excess working capital was $34.5 million as of April 30, 2023, as compared to $26.0 million at July 31, 2022. Included in excess working capital were cash and cash equivalents of $62.7 million as of April 30, 2023 and $53.1 million at July 31, 2022. The increase in excess working capital was primarily driven by higher cash and cash equivalents due to improved cash provided by operating activities of $9.0 million. Sources and uses of cash for the nine months ended April 30, 2023, as compared to the same period in the prior year, are as follows:

	Nine months ended April 30,
	2023	2022
	(In thousands)
Net cash provided by (used in) operating activities	$9,000	$(5,267)
Net cash provided by (used in) investing activities	$736	$(1,142)
Net cash used in financing activities	$(2,780)	$(1,652)
Operating Activities: We generated cash of $9.0 million from operating activities during the nine months ended April 30, 2023, an improvement of $14.3 million compared with $5.3 million used in operating activities during the nine months ended April 30, 2022. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment. The change in cash provided by operating activities as compared to cash used in operating activities the prior fiscal year was primarily due to an increase in net income, adjusted for non-cash items, of $18.0 million and an increase in accounts receivable collections of $11.7 million, offset by an unfavorable change in other assets and liabilities activity of $9.8 million, and an increase in payments on outstanding accounts payable of $6.0 million.
Investing Activities: Net cash provided by investing activities was $0.7 million during the nine months ended April 30, 2023 and was related to $1.9 million in proceeds received from the sale of an investment in Tallan, Inc., offset by $1.3 million from spend on capital expenditures. Net cash used in investing activities was $1.1 million during the nine months ended April 30, 2022, and was primarily related to capital expenditures .
Financing Activities: Net cash used in financing activities was $2.8 million and $1.7 million during the nine months ended April 30, 2023 and 2022, respectively and primarily consisted of $1.6 million of preferred dividend payments in both periods, as well as $1.1 million of convertible debt repayments related to the SPHG Note during the nine months ended April 30, 2023.
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

On March 9, 2023, the Company and SPHG Holdings entered into the SPHG Note Amendment. Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months to September 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note and will be required to repay an additional $1.0 million principal amount of the note on the three month anniversary of the SPHG Note Amendment, which occurred on June 9, 2023. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million. The SPHG Note will mature on September 1, 2024, unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.

At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 421.2655 shares of common stock, which is equivalent to an initial conversion price of approximately $2.37 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with Nasdaq Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date. As of April 30, 2023, outstanding debt consisted of the $13.9 million 7.50% Convertible Senior Note due September 1, 2024. As of July 31, 2022, outstanding debt consisted of the $14.9 million 7.50% Convertible Senior Note due March 1, 2024. As of April 30, 2023 and July 31, 2022, the net carrying value of the SPHG Note was $11.6 million and $11.0 million, respectively.

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

On March 13, 2023, ModusLink and Umpqua Bank entered into an amendment to the Umpqua Revolver to extend its expiration date to March 30, 2025. There were no fees associated with the extension.
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
Series C Convertible Preferred Stock

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement (the "Purchase Agreement") with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock, par value $0.01 per shares (the "Series C Convertible Preferred Stock"), to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the "Preferred Stock Transaction"). The terms, rights, obligations and preferences of the Series C Convertible Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the "Series C Certificate of Designations"), which has been filed with the Secretary of State of the State of Delaware.

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the Company's common stock at an initial conversion price equal to $1.96 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Series C Convertible Preferred Stock will also receive dividends at 6% per annum payable, at the Company's option, in cash or common stock. If at any time the closing bid price of the Company's common stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Series C Convertible Preferred Stock into common stock.

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Series C Convertible Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) 100% of the stated value per share of Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock dividend, stock split, stock combination, reclassification or other similar transactions with respect to the Series C Convertible Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Preferred Stock, in each case as the date of the triggering event.

On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in the Series C Certificate of Designations), or approximately $35.2 million. If holders of the Series C Convertible Preferred Stock exercise this right to require the Company to redeem all the Series C Convertible Preferred Stock, the Company’s payment of the redemption price would likely adversely impact the Company’s liquidity and ability to finance its operations. As of April 30, 2023, this right had not been exercised by holders of the Series C Convertible Preferred Stock.
Series E Convertible Preferred Stock
The Company and Steel Partners Holdings L.P., (“Steel Partners”) executed a series of agreements in which Steel Partners and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to STCN in exchange for 3.5 million shares of Series E Convertible Preferred Stock of STCN (the “Series E Convertible

Preferred Stock”, and, such transfer the “Transfer and Exchange Agreement”). Upon approval by the STCN stockholders pursuant to NASDAQ Marketplace Rules (the “Stockholder Approval”), the Series E Convertible Preferred Stock will be convertible into an aggregate of 184,891,318 shares of the Company’s common stock (the “Common Stock”), and will vote together with the Common Stock and participate in any dividends paid on the Common Stock, in each case on an as-converted basis. As of April 30, 2023, Steel Partners and certain of its affiliates held more than 50% of the beneficial ownership in the Company, and agreed to vote, and did in fact vote at a special meeting of stockholders held on June 6, 2023, in favor of the stockholder proposal relating to the Series E Convertible Preferred Stock. The Series E Convertible Preferred Stock was transferred to the Steel Partners Group on May 1, 2023.
The terms, rights, obligations and preferences of the Series E Convertible Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (the “Series E Certificate of Designations”), which are summarized below:
Any holder of the Series E Convertible Preferred Stock (“Holder”), may, at its option, convert all or any shares of Series E Convertible Preferred Stock held by such Holder into Common Stock based on a conversion price of $1.10 (the “Conversion Price”) per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, or similar transaction by delivering to the Company a conversion notice.
Holders are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends or other distributions on the shares of Common Stock as if, immediately prior to each record date for payment of dividends or other distributions on the Common Stock, shares of the Series E Convertible Preferred Stock then outstanding were converted into shares of Common Stock. Dividends or other distributions payable will be payable on the same date that such dividends or other distributions are payable to holders of shares of Common Stock, and no dividends or other distributions will be payable to holders of shares of Common Stock unless dividends or such other distributions are also paid at the same time in respect of the Series E Convertible Preferred Stock.
Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, any merger or consolidation in which the Company is a constituent party or a Significant Subsidiary is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation such that the stockholders of the Company prior to such merger or consolidation hold less than 50.0% of the aggregate voting securities of the Corporation following such merger or consolidation, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary (collectively, or any of these, a “Liquidation Event(s)”), the holders of the Series E Convertible Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of Common Stock by reason of their ownership thereof, an amount per share in cash equal to $58.1087 (as adjusted for any stock split, stock dividend, stock combination or other similar transactions with respect to the Series E Convertible Preferred Stock (“the Series E Convertible Preferred Stock Liquidation Preference”). In the event that the Series E Convertible Preferred Stock Liquidation Preference is not paid with respect to any shares of Series E Convertible Preferred Stock as required to be paid, such shares shall continue to be entitled to dividends and all such shares shall remain outstanding and entitled to all the rights and preferences provided within the Series E Certificate of Designations.
The Company nor the Holder have any rights to redeem the Series E Convertible Preferred Stock.
Prior to obtaining the Stockholder Approval, the Series E Convertible Preferred Stock will be non-voting and will not have the right to vote on any matters presented to the stockholders of the Company. Following the date on which Stockholder Approval is obtained, each Holder shall be entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration (whether at a meeting of stockholders of the Company, by written action of stockholders in lieu of a meeting or otherwise), except as provided by law. In any such vote, each Holder shall be entitled to a number of votes equal to the largest number of whole shares of Common Stock into which all shares of Series E Convertible Preferred Stock held of record by such Holder is convertible as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent.
Steel Connect, Inc.

The Parent believes it has access to adequate resources to meet its needs for normal operating costs, debt obligations and working capital for at least the next twelve months. Upon a redemption request of the holder of the Series C Convertible Preferred Stock (as discussed above), the Parent believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations.

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
Critical Accounting Estimates Update
During the three months ended April 30, 2023, there were no significant changes to the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of April 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, particularly those disclosed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, see "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2022. There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2022, except as set forth below:

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

We may not be able to identify, manage, complete and integrate acquisitions and achieve anticipated synergies and benefits.

While we have not made any acquisitions recently, part of our business strategy historically has been to acquire businesses that we believe can complement our current business activities, both financially and strategically. Acquisitions involve many complexities and inherent risk, including, but not limited to: failure to achieve all or any projected synergies or other intended benefits of the acquisition; failure to integrate the purchased operations, technologies, products or services; substantial unanticipated integration costs; loss of key employees, including those of the acquired business; additional debt and/or assumption of unknown liabilities; loss of customers; and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. As a result, there is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. Additionally, following the issuance of the Series E Convertible Preferred Stock, which further consolidated control in Steel Partners Group, it may be more challenging for us to raise equity financing or to use our equity as acquisition consideration, which may in turn hamper our ability to complete acquisitions. For more information, see “RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY—We may have problems raising or accessing capital we need in the future” in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Steel Partners and its affiliates own the vast majority of the voting power of our capital stock and have control over our corporate decisions.

The Steel Partners Group (as defined above) beneficially owns 85.12% of the outstanding equity interests of the Company, taking into account 17,857,143 shares of Common Stock underlying Series C Convertible Preferred Stock and 184,891,318 shares of Common Stock underlying Series E Convertible Preferred Stock, which vote on an as-converted basis together with our Common Stock, and 5,872,441 shares of common stock underlying the SPHG Note, which do not vote on an as-converted basis together with our Common Stock. In addition, two of our board members include the Executive Chairman of the general partner of Steel Partners and the President of Steel Partners.

As a result of this board representation and ownership of our capital stock, Steel Partners and its affiliates control our management and affairs and/or control most matters requiring stockholder approval, including the election of directors, the removal of directors, the passage of a tax benefits preservation plan, a business combination and most and possibly all amendments to our organizational documents. In addition, because a business combination, such as a merger or consolidation, requires the affirmative vote of 75% of our outstanding voting stock, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our common stock. Additionally, minority stockholders could not call a special meeting, as this requires at least 20% of the total voting power of the Company. The Steel Partners Group may also have interests that are different from other shareholders and may vote in a way that may be adverse to our other stockholders' interests, conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of SPHG Holdings and its affiliates. See Note 16 of the accompanying notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

RISKS RELATED TO REVERSE/FORWARD STOCK SPLIT

We cannot assure you that the Reverse/Forward Stock Split will increase the price of our Common Stock and have the desired effect of maintaining compliance with Nasdaq.

Our Board of Directors expects that the Reverse/Forward Stock Split, which was approved by stockholders at the special stockholders’ meeting on June 6, 2023, will increase the market price of our Common Stock so that we are able to maintain compliance with the Nasdaq rules. However, the effect of the Reverse/Forward Stock Split upon the market price of our Common Stock cannot be predicted with any certainty, and the history of similar stock splits for companies in like circumstances is varied.

It is possible that (i) the per-share price of our Common Stock after the Reverse/Forward Stock Split will not rise in proportion to the reduction in the number of shares of our Common Stock outstanding resulting from the Reverse/Forward Stock Split, (ii) the market price per post-Reverse/Forward Stock Split share may ultimately not exceed or remain in excess of the $1.00 minimum bid price for a sustained period of time, or (iii) the Reverse/Forward Stock Split may not result in a per-share price that would attract brokers and investors who do not trade in lower priced stocks. Even if the Reverse/Forward Stock Split is implemented, the market price of our Common Stock may decrease due to factors unrelated to the Reverse/Forward Stock Split. In any case, the market price of our Common Stock will be based on other factors which may be unrelated to the number of shares outstanding, including our future performance, general market conditions and prospects for future success. If the trading price of our Common Stock declines after the Reverse/Forward Stock Split is implemented, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse/Forward Stock Split. Even if the market price per post-Reverse/Forward Stock Split share of our Common Stock remains in excess of $1.00 per share, we may be delisted due to a failure to meet other continued listing requirements, including Nasdaq rules related to the minimum market value of the public float.

A decline in the market price of our Common Stock after the Reverse/Forward Stock Split is implemented may result in a greater percentage decline than would occur in the absence of a reverse stock split.

If the market price of our Common Stock declines after the Reverse/Forward Stock Split, the percentage decline may be greater than would occur in the absence of the Reverse/Forward Stock Split. The market price of our Common Stock will, however, also be based upon our performance and other factors, which are unrelated to the number of shares of Common Stock outstanding.

The Reverse/Forward Stock Split may decrease the liquidity of our Common Stock.

Although our Board believes that the decrease in the number of shares of our Common Stock outstanding as a consequence of the Reverse/Forward Stock Split and the anticipated increase in the market price of our Common Stock could encourage interest in our Common Stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the Reverse/Forward Stock Split. The liquidity of our Common Stock may be harmed by the Reverse/Forward Stock Split given the reduced number of shares of Common Stock that would be outstanding after the Reverse/Forward Stock Split, particularly if the stock price does not increase as a result of the Reverse/Forward Stock Split.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a.None.
b.Not applicable.
c.None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
a.Not applicable.
b.Not applicable.
c.Not applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Steel Connect, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2023).

3.2	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Steel Connect, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2023).

4.1	Amendment No. 1 to Convertible Note dated March 9, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023).

10.1	First Amendment to Credit Agreement dated March 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2023).

10.2	Transfer and Exchange Agreement, dated as of April 30, 2023, by and among Steel Partners Holdings L.P., Steel Excel, Inc., WebFinancial Holding Corporation and Steel Connect, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2023).

10.3	Stockholders’ Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holdings L.P., and the other stockholders signatory therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2023).

10.4	Voting Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holding L.P., WebFinancial Holding Corporation, WHX CS, LLC, WF Asset Corp., Steel Partners, Ltd., Warren G. Lichtenstein, and Jack L. Howard (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2023).

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended April 30, 2023 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2023 and July 31, 2022, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended April 30, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Stockholders' (Deficit) Equity for the three and nine months ended April 30, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2023 and 2022 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: June 12, 2023	By:	/S/ JASON WONG
Jason Wong
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)