Form 10-K
period 2023-07-31
Steel Connect, Inc.
filed 2023-11-08
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                to

Commission file number: 001-35319
__________________________

Steel Connect, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware (State or other jurisdiction of incorporation or organization)	04-2921333 (I.R.S. Employer Identification No.)

590 Madison Ave. New York, New York (Address of principal executive offices)	10022 (Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes  ☐    No  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $80.2 million.

On October 16, 2023, the Registrant had 6,267,230 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Unless earlier included in an amendment to this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Company's 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

STEEL CONNECT, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JULY 31, 2023

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

PART I

FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." These statements appear in a number of places in this Report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. All statements other than statements of historical fact, including without limitation, those with respect to the Company's goals, plans, expectations and strategies set forth herein are forward-looking statements. The factors and uncertainties described in "Risk Factors" in Part I, Item 1A of this Report, among others, could cause actual results to differ materially from those described in these forward-looking statements.

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

The Company has approximately 1,000 employees worldwide.

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P. (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). Following approval by the Company's stockholders pursuant to NASDAQ Marketplace Rules, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Company's common stock and participate in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group would hold approximately 84.0% of the outstanding equity interests of the Company. The Exchange Transaction closed on May 1, 2023, which is the date that the consideration was exchanged between Steel Holdings and the Company.

On May 1, 2023, we completed the Exchange Transaction with Steel Holdings and are now a direct wholly owned subsidiary of Steel Holdings. We have elected pushdown accounting in which we use Steel Holdings' basis of accounting, which reflects the fair market value of our assets and liabilities at the date of the Exchange Transaction. As a result, we have reflected the required pushdown accounting adjustments in our consolidated financial statements. Due to the application of pushdown accounting, our consolidated financial statements and certain footnote disclosures are presented in two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 through July 31, 2023, includes the impact of pushdown accounting and is referred to as the "Successor" period. See Note 1 - "Nature of Operations" and Note 3 - "Exchange Transaction" for further information regarding the Exchange Transaction and our application of pushdown accounting.

Disposition of Interest in Aerojet Shares

As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was purchased when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash and had a receivable of $154.5 million for proceeds receivable, which was received in August 2023. The Company received total net proceeds of $207.8 million in exchange for all of its Aerojet shares.

Disposition of IWCO Direct

On February 25, 2022 ("the Disposal Date"), the Company entered into a transaction agreement (the “Transaction Agreement”) with (a) IWCO Direct Holding Inc. (''IWCO Direct" or "Direct Marketing") and its indirect subsidiaries, (b) Cerberus Business Finance, LLC, in its capacities as collateral agent and administrative agent under a financing agreement (in such capacities, the “Agent”), dated as of December 15, 2017, between IWCO Direct, IWCO Direct’s direct and indirect subsidiaries, the Agent and the lenders party thereto (the “Lenders”) (the “Financing Agreement”), (c) the Lenders, (d) the Lenders or their respective designees listed on the signature pages to the Transaction Agreement under the caption “Participating Lender Purchasers” (the “Participating Lender Purchasers”), (e) SPH Group Holdings LLC (the “Sponsor”) and (f) Instant Web Holdings, LLC (the “Buyer”), an entity owned by the Participating Lender Purchasers. On the Effective Date (as defined in the Transaction Agreement) and pursuant to the terms of the Transaction Agreement, the Company transferred all of its interests in IWCO Direct to the Buyer as part of a negotiated restructuring of the capital structure and certain financial obligations of IWCO Direct under the Financing Agreement as contemplated by the Transaction Agreement (the entire transaction being referred to as the “IWCO Direct Disposal”). The assets and liabilities and results of operations of the IWCO Direct business are reported as discontinued operations for all periods presented. See Note 1 - "Nature of Operations" and Note 4 - "Discontinued Operations" of the accompanying notes to the consolidated financial statements included in Item 8 in this Exhibit for further details regarding the disposition of IWCO Direct.

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

Reportable Segment

Subsequent to the Company’s disposition of the Direct Marketing reportable segment with the IWCO Direct, the Company has one reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segments. The Corporate-level balance sheet information includes cash and cash equivalents, notes payable, and other assets and liabilities, which are not identifiable to the operations of the Company's reportable segment. Certain reportable segment information, including revenue, profit (loss) and asset information, is set forth in Note 24 - "Segment Information" of the accompanying notes to consolidated financial statements included in Item 8 in this Report and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Clients

A limited number of clients account for a significant percentage of the Company's consolidated net revenue. For the fiscal years ended July 31, 2023 and 2022, the Company's 10 largest clients accounted for approximately 83% and 78% of consolidated net revenue, respectively. Two clients accounted for 41% and 13% of the Company's consolidated net revenue for the fiscal years ended July 31, 2023, and two clients accounted for 31% and 12% of the Company's consolidated net revenue for the fiscal year ended July 31, 2022. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal years ended July 31, 2023 and 2022. In general, the Company does not have many agreements which obligate any client to buy a material amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The Company sells its services to its clients primarily on a purchase order basis, which is subject to demand variability. As such, the loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive a majority of its consolidated operating revenue from sales to a small number of clients.

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

International Operations

In addition to its North American operations, ModusLink conducts business in several countries, including Mainland China, the Czech Republic, the Netherlands, Ireland and Singapore, among others. During the years ended July 31, 2023 and 2022, net revenues from our foreign operations accounted for approximately 75% and 75% of total net revenues, respectively.

The Company's international operations increase its exposure to U.S. and foreign laws, regulations and labor practices, which are often complex and subject to variation and unexpected changes with which the Company must comply. A substantial portion of our international business is conducted in Mainland China, where we face (i) the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in Mainland China by foreign companies, (ii) potential limitations on the repatriation of cash, (iii) and foreign currency fluctuation. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business, Operations and Industry—We conduct business outside of the U.S., which exposes the Company to additional risks not typically associated with companies that operate solely within the U.S.”

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

The Company's shares of common stock are listed on the Nasdaq Capital Market under the symbol "STCN." Our business address is 590 Madison Ave., New York, New York 10022, and our telephone number is (914) 461-1276. The Company's internet website is www.steelconnectinc.com. The Company makes available, free of charge, through its Internet website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed by directors and officers, and amendments to those reports, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC. The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company's website. Information contained on the Company's website is not included as part of, or incorporated by reference into, this Report.

ITEM 1A.— RISK FACTORS

Our business is subject to a number of risks. You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this Report, before you decide whether to purchase our common stock. These factors are not intended to represent a complete list of the general or specific risks that may affect us. It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you many lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY

Changes in our relationships with significant clients, including the loss or reduction in business from one or more of them, could have a material adverse impact on our business.

We depend on a small number of clients for a substantial portion of our business. For the fiscal years ended July 31, 2023 and 2022, the Company's 10 largest clients accounted for approximately 83% and 78% of consolidated net revenue, respectively. Two customers accounted for approximately 41% and 13% of the Company's consolidated net revenue for the fiscal year ended July 31, 2023, and two customers accounted for 31% and 12% of the Company's consolidated net revenue for the fiscal year ended July 31, 2022. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal years ended July 31, 2023 and 2022.

In general, the Company does not have any agreements which obligate any client to buy a material amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Changes in relationships with significant clients may require us to evaluate our other long-lived assets for impairment, which may require us to record an impairment charge. Decreases in client demand or volumes or loss of business from one or more of these clients could have a materially adverse impact on our business, financial condition or results from operations. For more information, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”

If the demand for supply chain management services declines, or if we are unable to or do not effectively integrate new or emerging marketing industry trends into our services and offerings, our revenue and results of operations could be adversely affected.

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

For the fiscal years ended July 31, 2023 and 2022, we reported an operating income from continuing operations of $8.4 million and $1.2 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future within both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, there can be no assurance that we will sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances, and our business could be materially adversely affected.

Because most of our contracts do not contain minimum purchase requirements and we sell primarily on a purchase order basis, we are subject to uncertainties and variability in demand by clients, which could materially decrease revenue and adversely affect our financial results.

Our contracts generally do not include minimum purchase requirements, and we sell primarily on a purchase order basis. Therefore, our sales are subject to unpredictable variability by our clients and have fluctuated historically. These fluctuations may continue, sometimes materially, from year to year and even from quarter to quarter. The level and timing of orders placed by these clients vary for a variety of reasons, including seasonal buying by end-users of Supply Chain customers, as well as individual client strategies, the introduction of new technologies, the desire of our clients to reduce their exposure to any single supplier and general economic conditions impacting our Supply Chain segment. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products or insufficient capacity at our sites, or alternatively, we may have excess inventory or excess capacity, either of which may have a materially adverse effect on our business, financial position and operating results.

Epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19, previously had, and may in the future have, an adverse effect on our business, results of operations, financial condition and cash flows.

Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, results of operations, financial condition and cash flows. These effects include a potentially negative impact on our business activity and limited availability and productivity among our workforce and suppliers. In particular, reduced customer demand for our products, disruption in or closures of our manufacturing operations or those of our customers and suppliers, delays and disruption in the supply chain, limited productivity and efficiency of our personnel, availability of qualified personnel and increased cybersecurity risks associated with remote working environments, among other consequences, could increase our costs for raw materials and commodity costs, limit our ability to meet customer demand or otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows. Precautionary measures that we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development may result in additional costs. In addition, such epidemics, pandemics, disease outbreaks or other public health developments may adversely affect economies and financial markets throughout the world, such as the effect that COVID-19 has had on world economies and financial markets, which may affect our ability to obtain additional financing for our businesses and demand for our products and services. The extent to which public health developments will impact our business and our financial results in the future will depend on various factors, which are highly uncertain and cannot be predicted. Such factors may include disease severity and spread, outbreak duration, extent of any reoccurrence or any evolutions or mutations of the virus, and availability, administration and effectiveness of vaccines and development of therapeutic treatments that can restore consumer and business economic confidence.
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

A large portion of our revenue comes from clients in the technology and consumer products sectors, which is intensely competitive and subject to rapid changes. A reduction or interruption in supply, including disruptions to our global supply chain as a result of the COVID-19 pandemic or a significant natural disaster (including as a result of climate change) or otherwise, a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs, or a decrease in demand for our services could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. There has been and may continue to be market shortages of semiconductor and other electrical component supplies, which has affected, and could further affect, our clients in the computing and consumer electrical markets and, consequently, their demand for our offerings. During periods of component shortages for our clients, we may also encounter reduced client demand, and accordingly, our revenue and profitability could suffer until other component sources can be developed.

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
Our ability to obtain particular products or components in the quantities required to fulfill client orders on a timely basis is critical to our success. We have no guaranteed price or delivery agreements with our suppliers. We may occasionally experience a supply shortage of some products as a result of strong demand or problems experienced by our suppliers. If shortages or delays persist, the price of those products may increase, or the products may not be available at all. Accordingly, an inability to secure and maintain an adequate supply of products, packaging materials or components to fulfill our client orders on a timely basis, or a failure to meet clients’ expectations, could result in lost revenue, lower client satisfaction, negative perceptions in the marketplace, and potential claims for damages, and could have a material adverse effect on our business.
We may have problems raising or accessing capital we need, or managing such capital once raised, in the future.
In recent years, we have financed our operations and met our capital requirements primarily through funds generated from operations, the sale of our securities, borrowings from lending institutions and sale of Company-owned facilities that were not being fully utilized. These funding sources may not be sufficient in the future and we may need to obtain additional funding from outside sources. Additionally, we may not be able to obtain such funding. Furthermore, even if we obtain outside funding sources, we may be required to issue to those outside sources securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional shares of common stock. If we experience difficulties raising needed capital in the future, our business could be materially adversely affected.
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
We may also need to pursue strategic transactions, such as joint ventures, private placements or the sale of our business or all or substantially all of our assets. These private financings and strategic transactions could in the future require significant management attention, disrupt our business, adversely affect our financial results, be unsuccessful or fail to achieve the desired results. We are in discussions from time to time with such possible sources of additional funding. Additionally, following the issuance of the Series E Convertible Preferred Stock, par value $0.01 per share (“Series E Preferred Stock”), in the Exchange Transaction, it may be more challenging for us to raise equity financing.
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
Finally, once we have raised capital, we face the risk of not using such capital effectively to increase the value of your investment. For example, there is no guarantee that the Company will be able to successfully deploy the cash received as a result of the Exchange Transaction in furtherance of our overall strategy.
We may encounter problems in our efforts to increase operational efficiencies.

Because the markets in which we operate are highly competitive, we continue to seek to identify ways to increase efficiencies and productivity and effect cost savings. Our business is continually employing programs to achieve efficiencies, which include investment in capital equipment and automation. We cannot assure you that these projects and capital investments will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects, do not achieve expected results, our business, financial position and operating results may be materially and adversely affected. In addition to already undertaken projects in our business designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system and the implementation of a model utilizing centralized “hub” locations to service multiple “spoke” locations across the Americas, Asia and Europe regions, our executive team is continuing its review across the organization designed to improve our operations.
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

While we have not made any acquisitions recently, part of our business strategy historically has been to acquire businesses that we believe can complement our current business activities, both financially and strategically. Acquisitions involve many complexities and inherent risk, including, but not limited to: failure to achieve all or any projected synergies or other intended benefits of the acquisition; failure to integrate the purchased operations, technologies, products or services; substantial unanticipated integration costs; loss of key employees, including those of the acquired business; additional debt and/or assumption of unknown liabilities; loss of customers; and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. As a result, there is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. Additionally, following the issuance of the Series E Convertible Preferred Stock, which further consolidated control in Steel Partners Group, it may be more challenging for us to raise equity financing or to use our equity as acquisition consideration, which may in turn hamper our ability to complete acquisitions. For more information, see “RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY—We may have problems raising or accessing capital we need in the future.”
We conduct business outside of the U.S., which exposes the Company to additional risks not typically associated with companies that operate solely within the U.S.
The majority of the operations of our business is in foreign countries, including Mainland China, the Netherlands, the Czech Republic, Ireland and Singapore. These operations have additional risks, including currency exchange, foreign exchange controls, difficulties and limitations on the repatriation of cash, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, pressure on the creditworthiness of sovereign nations where we have customers and a balance of cash and marketable securities, different or lesser protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property and possible imposition of non-U.S. taxes.
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
•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia and Russia's ongoing invasion of Ukraine;
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
A significant portion of our revenue historically has come from Mainland China, and our business in turn faces certain specific risks relating to operations in Mainland China and its complex and unpredictable political, economic and legal environment. Foreign businesses must navigate a complex set of licensing and tax requirements and restrictions affecting their conduct of business in Mainland China, and the Chinese government may in the future adopt additional measures favoring local businesses that make it more difficult for foreign businesses to operate on an equal footing. From time to time, the Chinese government also implements various corrective measures, including, but not limited to, controls on credit or prices and currency restrictions, to regulate growth and inflation. These and any other measures could adversely affect our ability to operate in Mainland China and/or inhibit economic activity in China and thereby harm the market for our products and services.
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

In the course of providing supply chain management services to our clients, we often have possession of or access to their physical and intellectual property, including consigned inventory, databases, software masters, certificates of authenticity and similar valuable physical or intellectual property. If this physical or intellectual property is damaged, misappropriated stolen or lost, we could suffer the following harmful consequences: claims under client agreements or applicable law, or other liability for damages; delayed or lost revenue due to adverse client reaction; negative publicity; and litigation that could be costly and time consuming and which may not be reimbursable by third party insurance coverages.

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
In addition, our information and operational technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, worms or other malicious software programs, security breaches, cyber-attacks, natural disasters, defects in design, employee malfeasance, and human or technological errors. Cybersecurity incidents in particular are evolving and include, but are not limited to, use of malicious software, attempts to gain unauthorized access to data or control of automated production systems, and other security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various procedures and controls to monitor, deter and mitigate these threats have been implemented. However, given the unpredictability of the timing, nature and scope of technology security incidents and disruptions, our business could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. We have experienced and expect to continue to experience actual or attempted cyber-attacks of our information technology systems or networks, yet none of these actual or attempted cyber-attacks has had a material effect on us, including on our operations or financial condition. Further, any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business. While we try to maintain cybersecurity insurance coverage that we believe is adequate for our business, such coverage may not cover all potential costs and expenses associated with any security incidents that may occur or may not be available at a reasonable cost in the marketplace in the future.
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
If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client, customer or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, litigation, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. State and federal laws could also require us to provide notice to affected individuals if their personal data became the subject of a security breach, which would impose costs and could lead to additional liability and negative publicity.
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
We are currently a party to various legal and other proceedings. See "Part I, Item 3. Legal Proceedings” of this Annual Report. Trends in litigation may include class actions involving consumers, stockholders or employees, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could result in material damages and/or other expenses, which could adversely affect our financial condition and results of operations. We can provide no assurances as to the outcome of any litigation.

RISKS RELATED TO TAXATION

We may be unable to realize the benefits of our remaining net operating loss carry-forwards and other tax benefits (collectively, "NOLs" or "Tax Benefits").

Our past operations generated significant NOLs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted in response to the COVID-19 pandemic which among, other things, amends the treatment of NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they expire for such purposes. Until they expire, we can carry forward NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021, we are allowed to carryback such NOLs to each of the five taxable years preceding the taxable year of such losses and generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely. For NOLs arising in tax years beginning after December 31, 2020, we generally can use such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely; however, any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2020 is limited to 80% of our taxable income for any tax year (computed without regard to the NOL deduction and subject to certain other adjustments). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as "Current NOLs." The Company had net NOL carryforwards for federal and state tax purposes of approximately $369.9 million and $138.8 million, respectively, at July 31, 2023. Of the total U.S. federal NOLs, $96.6 million do not expire and the remaining carry-forwards of $273.3 million will expire at various dates beginning in 2024 through 2038. We cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income.

Our ability to utilize our NOLs to offset future taxable income may be significantly limited if we experience an "ownership change," as determined under Section 382 of the Internal Revenue Code (the "Code" or "Internal Revenue Code"). Under Section 382, an "ownership change" occurs if one or more stockholders or groups of stockholders that each owns (or is deemed to own) at least 5% of our common stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of our NOLs that we can use to offset taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt rate in effect for the month of the ownership change. Several complex rules apply to calculating this annual limit.

If an ownership change is deemed to occur, the limitations imposed by Section 382 could significantly limit our ability to use our NOLs to reduce future income tax liability and result in a material amount of our Current NOLs expiring unused and, therefore, significantly impair the value of our Current NOLs. While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded securities make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred.

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

Although the Protective Amendment and the Tax Plan are intended to diminish the likelihood of an ownership change, we cannot assure you that it will be effective. The amount by which an ownership interest may change in the future could, for example, be affected by purchases and sales of common stock by stockholders holding five percent or more of our outstanding common stock, over which we have no control, and new issuances of shares of common stock by us, should we choose to do so.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service ("IRS"). The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced. In addition, determining whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of the Section 382 provisions and because of limitations on the knowledge that any publicly traded company can have about the ownership of, and transactions in, its securities on a timely basis. Therefore, we cannot assure you that the IRS or other taxing authority will not claim that we experienced an ownership change and attempt to reduce the benefit of the NOLs even if the Protective Amendment and Tax Plan are in place. Any of the above risks to our ability to use our NOLs could materially adversely affect the value of your investment.

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

We are subject to audits by taxing authorities in various jurisdictions with respect to income taxes and for various other taxes, including but not limited to value added tax ("VAT"), excise tax, sales and use tax, gross receipts tax and property tax. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our tax positions are not accepted by the auditing tax authority.

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
•the adverse resolution of issues affecting our business and arising from tax audits with various tax authorities;
•changes in the valuation of our deferred tax assets and liabilities;
•adjustments to estimated taxes upon finalization of various tax returns;
•increases in expenses not deductible for tax purposes;
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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Steel Partners Holdings, L.P. and its affiliates own the vast majority of the voting power of our capital stock and have control over our corporate decisions.

As of July 31, 2023, Steel Holdings, directly and indirectly, owned approximately 84.9% of our outstanding common stock (on an as-converted basis), and, when combined with its affiliated entities and individuals who are members of a Section 13(d) group with Steel Holdings and its affiliated entities, 85.9%, of our outstanding common stock (on an as-converted basis). This includes, in addition to shares of common stock held outright, all shares of common stock underlying the Series C Convertible Preferred Stock, par value $0.01 per share, and Series E Preferred Stock (which vote on an as-converted basis together with the holders of common stock), par value $0.01 per share, and 584,055 shares of common stock underlying the Company’s 7.50% Convertible Senior Note due 2024 (which are not entitled to vote, but are deemed to be beneficially owned by SPH Group Holdings LLC, which is controlled by Steel Holdings, based on their convertibility at the holder’s option). In addition, four of our board members include the Executive Chairman of the general partner of Steel Holdings, the President of Steel Holdings, an affiliate of Steel Holdings and the Chief Administrative Officer and Chief Legal Officer of Steel Holdings.

As a result of this board representation and ownership of our capital stock, Steel Holdings and its affiliates control our management and affairs and/or control most matters requiring stockholder approval, including the election of directors, the passage of a tax benefits preservation plan, a business combination and most and possibly all amendments to our organizational documents. In addition, because a business combination, such as a merger or consolidation, requires the affirmative vote of 75% of our outstanding voting stock, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our common stock. Additionally, minority stockholders could not call a special meeting, as this requires at least 20% of the total voting power of the Company. Steel Holdings and its affiliates may also have interests that are different from other shareholders and may vote in a way that may be adverse to our other stockholders' interests. Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of Steel Holdings and its affiliates See Note 25 - "Related Party Transactions" of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Members of our Board of Directors also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.

Some members of our Board of Directors also hold positions with Steel Holdings and its affiliates. Specifically, Warren G. Lichtenstein, our Interim Chief Executive Officer and Executive Chairman of the Board, is affiliated with Steel Holdings and is the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"). Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is affiliated with Steel Holdings and is an employee of Steel Services. Jack L. Howard, a director, is the President of Steel Holdings and a director of Steel Holdings GP. Joseph Martin, a director, is Chief Administrative Officer and Chief Legal Officer of Steel Holdings. See our definitive proxy statement on Schedule 14A filed August 1, 2023 for full biographical information for Messrs. Lichtenstein, Kassan, Howard and Martin.

As a result, these individuals may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as either an officer or as our directors that conflict with their fiduciary obligations to Steel Holdings and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders. While our contractual arrangements place restrictions on the parties' conduct in certain situations and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting Steel Holdings and affiliates.

RISKS RELATED TO REVERSE/FORWARD STOCK SPLIT

The reverse/forward stock split (the “Reverse/Forward Stock Split”) may decrease the liquidity of our Common Stock.

Although our Board believes that the decrease in the number of shares of our Common Stock outstanding as a consequence of the Reverse/Forward Stock Split and the subsequent increase in the market price of our Common Stock could encourage interest in our Common Stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the Reverse/Forward Stock Split. The liquidity of our Common Stock may ultimately be harmed by the Reverse/Forward Stock Split given the reduced number of shares of Common Stock outstanding after the Reverse/Forward Stock Split, particularly if the stock price does not continue to increase.

RISKS RELATED TO OUR INDEBTEDNESS

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

Our only outstanding debt is under our 7.50% Senior Convertible Notes, but indebtedness we incur in the future could have important consequences for us and our stockholders. For more information, see "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Financing Arrangements" of this Annual Report.
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

Such future debt agreements could also contain affirmative and negative covenants, including with regard to specified financial covenants, which limit and restrict our operations and may hamper our ability to engage in activities that may be in our long-term best interests. Events beyond our control could affect our ability to meet these and other covenants under the debt agreements. Our failure to comply with those covenants and other obligations under the debt agreements may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of future indebtedness. This could have serious consequences to our financial condition, operating results and business, and could cause us to become insolvent or enter into bankruptcy proceedings, and stockholders may lose all or a portion of their investment because of the priority of the claims of the creditors on the assets

Changes in reference interest rates could adversely affect our results from operations and financial condition.

An increase in prevailing interest rates would have an effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in reference interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM  2.— PROPERTIES

Our corporate headquarters are located in New York, New York. As of July 31, 2023, our Supply Chain business leased more than 20 sites in several countries from which we operate ModusLink, which consist of office and warehouse space and are located throughout the world, including, but not limited to, the United States, Mexico, the Netherlands, the Czech Republic, Ireland, Singapore, Japan, Australia and Mainland China.

We believe that our existing properties are suitable and adequate for our present purposes and provide sufficient capacity to meet our anticipated requirements, and that new facilities will be available in the event we need additional or new space.

ITEM 3.— LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 13 - "Commitments and Contingencies" to our consolidated financial statements and is incorporated by reference into this Item 3. For an additional discussion of certain risks associated with legal proceedings, also see “Part I, Item 1A. Risk Factors" of this Report.

ITEM 4.— MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of July 31, 2023, we had 6,250,493 shares of common stock issued and outstanding. Our common stock is traded on the Nasdaq Capital Market under the symbol "STCN."

Stockholders

As of July 31, 2023, there were approximately 20 holders of record of common stock of the Company. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividends

Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including our financial condition, operating results, any restrictions on payment of dividends under our credit facilities, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not make any purchases of its common stock during the year ended July 31, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company's equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

Performance Graph

Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this item.

ITEM 6.— SELECTED FINANCIAL DATA

RESERVED.

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

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P., (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). The Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participate in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group would hold approximately 84.0% of the outstanding equity interests of the Company. The Exchange Transaction closed on May 1, 2023, which is the date that the consideration was exchanged between Steel Holdings and the Company. Refer to Note 1 - "Nature of Operations" and Note 3 - "Exchange Transaction" to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Predecessor/Successor Reporting

On May 1, 2023, the Exchange Transaction resulted in Steel Holdings obtaining control of the Company for financial statement purposes. Steel Holdings does not consolidate the Company for Federal income tax purposes because the ownership in the Company is dispersed between different federal tax consolidation groups within Steel Holdings. The Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 through July 31, 2023, includes the impact of pushdown accounting and is referred to as the "Successor" period. Refer to Note 1 - "Nature of Operations" and Note 3 - "Exchange Transaction" to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information.

As it relates to the results of operations, while the 2023 Successor period and the 2023 Predecessor period are distinct reporting periods, the effects of the change of control for financial statement purposes did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted related to the impact from pushdown accounting. References to the combined 2023 period from August 1, 2022 to July 31, 2023 combine the period from August 1, 2022 to April 30, 2023 (Predecessor) and the period from May 1, 2023 to July 31, 2023 (Successor) (“the Combined Fiscal Year Ended July 31, 2023 Period”) to enhance the comparability of such information to the prior year.

Reverse/Forward Stock Split

At the special stockholders meeting held on June 6, 2023, the stockholders approved proposals to amend the Company’s restated certificate of incorporation (the “Charter”), to effect a 1-for-3,500 reverse stock split of the common stock (the “Reverse Stock Split”), followed immediately by a 375-for-1 forward stock split of the common stock (the “Forward Stock Split,” and, together with the Reverse Stock Split, the “Reverse/Forward Stock Split”). On June 7, 2023, the Board approved the Reverse/Forward Stock Split, and as such, the Board directed the Company to file with the State of Delaware certificates of amendment to our Charter to effectuate the Reverse/Forward Stock Split. The Reverse/Forward Stock Split was effective on June 21, 2023 (the “Effective Date”). The Company’s common stock began trading on a Reverse/Forward Stock Split-adjusted basis on the Nasdaq Capital Market when the market opened on June 22, 2023. The trading symbol for the Company’s common stock remains “STCN.”

No fractional shares were issued in connection with the Reverse/Forward Stock Split. Shares held by stockholders who held fewer than 3,500 of the Company’s common stock immediately prior to the Reverse Stock Split were converted into the right to receive a payment in cash (without interest) equal to the fair value of such shares as of the time when those entitled to receive such payments were determined, which shall be an amount equal to such number of shares of Company’s common stock held multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, and each share of Company’s common stock held by a stockholder of record owning 3,500 shares or more immediately prior to the effective time of the Reverse Stock Split were converted into a new number of shares of Company’s common stock based on a ratio of 375 shares of the Company’s common stock for each share of the Company’s common stock owned immediately following the Reverse

Stock Split, including any fractional shares owned following the Reverse Stock Split; however, with respect to any fractions of a share of Company Common Stock that may be held as a result of the Forward Stock Split, stockholders received a payment in cash (without interest) equal to the fair value of such fractions as of the time when those entitled to receive such fractions are determined, which was an amount equal to such fractions multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

The number of shares of authorized Company’s common stock did not change as a result of the Reverse/Forward Stock Split; however, the number of shares of outstanding Company’s common stock decreased as a result of the Reverse/Forward Stock Split.

Accordingly, all share and per-share amounts for the current period and prior periods have been adjusted to reflect the Reverse/Forward Stock Split.

The number of shares of Company’s common stock issuable upon the exercise of Series C Preferred Stock and the Series E Preferred Stock immediately prior to the Reverse/Forward Stock Split were proportionately decreased and the conversion price of the Series C Preferred Stock and the Series E Preferred Stock were proportionately increased, effective as of June 21, 2023, the close of business on the date of such Reverse/Forward Stock Split. Our authorized preferred stock was not affected by the reverse stock split and continues to be 3,535,000 shares of preferred stock, with a par value of $0.01 per share.

Disposition of Interest in Aerojet Shares

As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was purchased when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash and had a receivable of $154.5 million for proceeds receivable, which was received in August 2023. The Company received total net proceeds of $207.8 million in exchange for all of its Aerojet shares.

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

The Company deconsolidated IWCO Direct as of February 25, 2022 as it no longer held a controlling financial interest as of that date. The results of IWCO Direct are presented as a discontinued operation in all periods reported. Refer to Note 1 - "Nature of Operations" and Note 4 - "Discontinued Operations" to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information on the IWCO Direct Disposal.
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the Combined Fiscal Year Ended July 31, 2023 Period and the fiscal year ended July 31, 2022, the Company's 10 largest clients accounted for approximately 83% and 78% of consolidated net revenue from continuing operations, respectively. Two customers accounted for approximately 41% and 13% of the Company's consolidated net revenue from continuing operations for the Combined Fiscal Year Ended July 31, 2023 Period, and they accounted for 31% and 12% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2022. No other customers accounted for greater than 10% of consolidated net revenue in these periods.
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

The following summarizes the consolidated results of operations for the Predecessor and Successor periods, which relate to the periods preceding and period succeeding the Exchange Transaction with Steel Holdings, respectively. The results of operations for the Combined Fiscal Year Ended July 31, 2023 Period and the fiscal year ended July 31, 2022 are comparable unless otherwise noted that as a result of pushdown accounting the periods are not comparable.

Comparison of the Period from August 1, 2022 to April 30, 2023 (Predecessor) and the Period from May 1, 2023 to July 31, 2023 (Successor) to Fiscal Year Ended July 31, 2022 (Predecessor)

	Successor Period	Predecessor Period		Predecessor Period
	May 1 to July 31, 2023	August 1, 2022 to April 30, 2023	Combined Fiscal Year Ended July 31, 2023 Period	Fiscal Year Ended July 31, 2022	$ Change[1,2]	% Change[1,2]
	(In thousands)
Net revenue	$40,804	$148,283	$189,087	$203,272	$(14,185)	(7.0)%
Cost of revenue	(29,749)	(108,031)	(137,780)	(161,736)	23,956	14.8%
Gross profit	11,055	40,252	51,307	41,536	9,771	23.5%
Gross profit percentage	27.1%	27.1%	27.1%	20.4%	n/a	670	bpts
Selling, general and administrative	(8,523)	(33,463)	(41,986)	(40,373)	(1,613)	(4.0)%
Amortization expense	(911)	—	(911)	—	(911)	(100.0)%
Interest expense	(265)	(2,588)	(2,853)	(3,120)	267	8.6%
Other gains, net	6,395	4,889	11,284	4,089	7,195	176.0%
Income from continuing operations before income taxes	7,751	9,090	16,841	2,132	14,709	(689.9)%
Income tax benefit (expense)	398	(1,630)	(1,232)	(11,388)	10,156	89.2%
Net income (loss) from continuing operations	8,149	7,460	15,609	(9,256)	24,865	268.6%
Net loss from discontinued operations	—	—	—	(1,712)	1,712	100.0%
1 favorable (unfavorable) change
2 the change is calculated by comparing the results of operations for the Combined Fiscal Year Ended July 31, 2023 Period, to the results of operations for the fiscal year ended July 31, 2022

Net Revenue:

Consolidated net revenue from continuing operations, for the Combined Fiscal Year Ended July 31, 2023 Period, decreased by approximately $14.2 million, as compared to the fiscal year ended July 31, 2022. This decrease in net revenue was primarily driven by lower volumes, lower demand and loss of certain programs in the medical devices electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on the net revenue for the combined fiscal year ended July 31, 2023, as compared to the same period in the prior year.

Cost of Revenue:

Consolidated cost of revenue from continuing operations consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Supply Chain's cost of revenue decreased by $24.0 million for the Combined Fiscal Year Ended July 31, 2023 Period, as compared to the prior year, primarily due to a $22.4 million decrease in materials procured on behalf of clients. Fluctuations in foreign currency exchange rates had an insignificant impact on the cost of revenue for the Combined Fiscal Year Ended July 31, 2023 Period, as compared to the same period in the prior year.

Gross Profit:

Supply Chain's gross profit percentage for the Combined Fiscal Year Ended July 31, 2023 Period increased 670 basis points to 27.1% from 20.4% in the fiscal year ended July 31, 2022, primarily due to an increase in value added revenue of $8.2 million, driven by clients in the computing and consumer electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the Combined Fiscal Year Ended July 31, 2023 Period, as compared to the same period in the prior year.

Selling, General and Administrative:

Consolidated selling, general and administrative expenses ("SG&A") from continuing operations consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. SG&A expenses for the Combined Fiscal Year Ended July 31, 2023 Period increased by approximately $1.6 million, as compared to the same period in the prior year, primarily due to Corporate-level activity. Corporate-level activity increased by $1.3 million, primarily due to an increase in professional and legal fees related to the Exchange Transaction. Fluctuations in foreign currency exchange rates had an insignificant impact on SG&A expenses for the Combined Fiscal Year Ended July 31, 2023 Period as compared to the same period in the prior year.

Amortization Expense:

Amortization expense for the Combined Fiscal Year Ended July 31, 2023 Period was $0.9 million and was driven by the recognition of intangible assets in connection with the application of pushdown accounting as a result of the Exchange Transaction. The Exchange Transaction closed on May 1, 2023, and as such, there was no activity for the fiscal year ended July 31, 2022.

Interest Expense:

Total interest expense, net, for the Combined Fiscal Year Ended July 31, 2023 Period remained relatively flat compared to the fiscal year ended July 31, 2022.

Other Gains, Net:

Other gains, net are primarily composed of investment gains, foreign exchange gains (losses), interest income, and sublease income.

Other gains, net for the Combined Fiscal Year Ended July 31, 2023 Period and the fiscal year ended July 31, 2022 were $11.3 million and $4.1 million, respectively.

Other gains, net for the Combined Fiscal Year Ended July 31, 2023 Period was primarily due to: (1) $5.1 million realized gains on the disposition of the Aerojet shares received in the Exchange Transaction, (2) $2.3 million gain from proceeds received from the sale of an investment in Tallan, Inc., (3) $1.6 million interest income, primarily earned on money market funds, (4) $1.4 million settlement with a client, and (5) $1.0 million sublease income. This activity was partially offset by $0.5 million unrealized loss on the fair value remeasurement of the SPHG Note.

Other gains, net for the fiscal year ended July 31, 2022 included: (1) net realized and unrealized foreign exchange gains of $2.4 million, (2) gains of $0.9 million from the derecognition of accrued pricing liabilities, and (3) $0.7 million of sublease income.

Income Tax Expense:

The Company recorded income tax expense of approximately $1.2 million and $11.4 million for the Combined Fiscal Year Ended July 31, 2023 Period and the fiscal year ended July 31, 2022, respectively. The decrease in income tax expenses for the year ended July 31, 2023 is primarily due to the income tax expense incurred during the fiscal year ended July 31, 2022 associated with an increase in the valuation allowance recorded on deferred tax assets as a result of the IWCO Direct disposal.

Net Income from Continuing Operations:

Net income from continuing operations for the Combined Fiscal Year Ended July 31, 2023 Period increased $24.9 million, as compared to the same period in the prior year. The increase in net income from continuing operations is primarily due to: (1) $9.8 million increase in gross profit primarily driven by lower cost of materials and an increase in value added revenue, (2) $7.2 million increase in other gains, net, and (3) $10.2 million decrease in income tax expense. This activity was partially offset by $1.6 million increase in SG&A expenses, and $0.9 million of amortization expense related to intangibles recorded as a result of pushdown accounting. See above explanations for further details.

Net Loss from Discontinued Operations:

Net loss from discontinued operations for the fiscal year ended July 31, 2022 was $1.7 million, and reflects the net loss for IWCO Direct. IWCO Direct was deconsolidated in February 2022, and as such, there was no activity from discontinued operations for the Combined Fiscal Year Ended July 31, 2023 Period. See Note 4 - "Discontinued Operations" to the Consolidated Financial Statements in "Part II, Item 8. Financial Statements and Supplementary Data" included in this Annual Report.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized. As a result of the Exchange Transaction the Company received approximately $202.7 million of Aerojet common stock, all of which has been sold or settled in cash as a result of Aerojet being acquired by L3Harris Technologies, Inc. ("L3Harris”). As of July 31, 2023, the Company had a receivable of $154.5 million for proceeds from the L3Harris transaction, which were received in August 2023. The Company believes it has access to adequate resources to meet its needs for normal operating costs, debt obligations and working capital for at least the next twelve months from the date of filing this Form 10-K. The following table summarizes our liquidity:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Cash and cash equivalents	$121,372	$53,142
Readily available borrowing capacity under Umpqua Revolver	$11,890	11,890
	$133,262	$65,032

Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the fiscal year ended July 31, 2023 relating to this aspect of the U.S. Tax Reform. In future years, the Company believes that it will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would be minor. However, foreign laws may delay or add cost to any repatriation of cash from outside the U.S., which costs or delays may be significant.

Consolidated net working capital was $251.5 million at July 31, 2023, compared with $26.0 million at July 31, 2022. Included in net working capital were cash and cash equivalents of $121.4 million at July 31, 2023 and $53.1 million at July 31,

2022. The improvement in net working capital was primarily related to $202.7 million of Aerojet shares received in connection with the Exchange Transaction, which the Company sold all of its interest in as of July 31, 2023 for net proceeds of $207.8 million. The majority of Aerojet common stock were purchased when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company had received $53.3 million in cash, with the remaining $154.5 million as a receivable.

The following summarizes the sources and uses of cash for the Predecessor and Successor periods, which relate to the periods preceding and period succeeding the Exchange Transaction with Steel Holdings, respectively. The sources and uses of cash for the Combined Fiscal Year Ended July 31, 2023 Period and the fiscal year ended July 31, 2022 are comparable unless otherwise noted that as a result of pushdown accounting the periods are not comparable.

	Successor	Predecessor		Predecessor
	May 1 to July 31, 2023	August 1, 2022 to April 30, 2023	Combined Fiscal Year Ended July 31, 2023 Period	Fiscal Year Ended July 31, 2022	Change
	(In thousands)
Net cash provided by (used in) operating activities	$8,523	$9,000	$17,523	$(3,134)	$20,657
Net cash provided by (used in) investing activities	52,838	736	$53,574	(1,485)	55,059
Net cash used in financing activities	(3,825)	(2,780)	$(6,605)	(2,297)	(4,308)

Operating Activities: Net cash provided by operating activities was $17.5 million for the Combined Fiscal Year Ended July 31, 2023 Period, compared to $3.1 million net cash used by operating activities for the fiscal year ended July 31, 2022. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment. The increase in cash provided by operating activities compared to cash used in operating activities in the prior fiscal year was primarily due to more efficient accounts receivable management resulting in a favorable change of $16.6 million.

Investing Activities: Net cash provided by investing activities was $53.6 million for the Combined Fiscal Year Ended July 31, 2023 Period, and was driven primarily by proceeds from the sale of securities, specifically: (1) $53.3 million received for the disposal of the Company's interest in Aerojet; and (2) $2.3 million received related to the Company's previously held interest in Tallan, Inc. This activity was partially offset by $2.1 million in capital expenditures.

Net cash used in investing activities was $1.5 million for the fiscal year ended July 31, 2022 and is related to capital expenditures.

Financing Activities: The $6.6 million of cash used in financing activities for the Combined Fiscal Year Ended July 31, 2023 Period was related to: (1) $2.3 million payments for fractional shares resulting from Reverse/Forward Stock Split; (2) $2.0 million repayments on the SPHG Note and $0.1 million financing costs for the SPHG Note amendment; and (3) $2.1 million payment of preferred dividends.

The $2.3 million of cash used in financing activities during the fiscal year ended July 31, 2022 was primarily due to $2.1 million payment of preferred dividends.

Following is a summary of Company’s outstanding debt and financing agreements and preferred stock. Refer to Note 10 - "Debt" and Note 25 - "Related Party Transactions" to our consolidated financial statements for further information.

7.50% Convertible Senior Note

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings whereby SPHG Holdings loaned the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). The SPHG Note bears interest at the fixed rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. The SPHG Note was scheduled to mature on March 1, 2024 (the "original SPHG Note Maturity Date"), unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.

On March 9, 2023 (the "Amendment Date"), the Company and SPHG Holdings entered into the SPHG Note Amendment. Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months to September 1, 2024 (the "new SPHG Note Maturity Date"). In addition, the Company repaid $1.0 million in principal amount of the SPHG Note on the Amendment Date, and repaid an additional $1.0 million principal amount of the note on June 9, 2023. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million. The SPHG Note will mature on September 1, 2024, unless earlier repurchased by the Company or converted by the holder in accordance with its terms prior to such maturity date.

At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 45.1356 shares of common stock, which is equivalent to an initial conversion price of approximately $22.16 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with Nasdaq Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date.
On May 1, 2023, as a result of pushdown accounting related to the Exchange Transaction, the carrying value of the SPHG Note was remeasured to $13.0 million, which represents its fair value. As of May 1, 2023, the Company will now account for the SPHG Note under the fair value option, with changes in fair value recognized in earnings. As of July 31, 2023 the carrying value of the outstanding debt consisted of the $12.9 million SPHG Note due September 1, 2024. As of July 31, 2023, the fair value of the SPHG Note was $12.5 million. As of July 31, 2022, outstanding debt consisted of the $14.9 million SPHG Note due March 1, 2024. As of July 31, 2022, the net carrying value of the SPHG Note was $11.0 million.
The SPHG Note was not settled in connection with the Exchange Transaction and remains outstanding as of the date of the filing of this Annual Report.
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

On March 13, 2023, ModusLink and Umpqua Bank entered into an amendment to the Umpqua Revolver to extend its expiration date to March 31, 2025. There were no fees associated with the extension. As of April 30, 2023, there were $43.4 thousand of unamortized debt issuance costs recorded to other current assets, which were eliminated with the application of pushdown accounting. Refer to Note 3 - "Exchange Transaction" for further details.

As of July 31, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of July 31, 2023, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding for letters of credit.

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

Series C Preferred Stock

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

Under the Series C Certificate of Designations, each share of Preferred Stock can be converted into shares of the Company's Common Stock at an initial conversion price equal to $18.29 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Preferred Stock will also receive dividends at 6% per annum payable, at the Company's option, in cash or Common Stock. If at any time the closing bid price of the Company's Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Preferred Stock to convert all, or any whole number, of shares of the Preferred Stock into Common Stock.

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

On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in the Series C Certificate of Designations), or approximately $35.0 million. If holders of the Preferred Stock exercise this right to require the Company to redeem all the Preferred Stock, the Company may have insufficient liquidity to pay the redemption price, or the Company’s payment of the redemption price would likely adversely impact the Company’s liquidity and ability to finance its operations.

Series E Preferred Stock

On May 1, 2023, the Company and Steel Holdings executed a series of agreements in which the Steel Partners Group agreed to transfer certain marketable securities held by the Steel Partners Group to Steel Connect in exchange for 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock”, and, such transfer the “Transfer and Exchange Agreement”). Following the approval by the Company's stockholders at the special stockholders' meeting held on June 6, 2023 pursuant to NASDAQ Marketplace Rules (the “Stockholder Approval”), the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company’s common stock (the “Common Stock”), and will vote together with the Common Stock and participate in any dividends paid on the Common Stock, in each case on an as-converted basis.

The terms, rights, obligations and preferences of the Series E Convertible Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (the “Series E Certificate of Designations”), which are summarized below:

Any holder of the Series E Convertible Preferred Stock (“Holder”), may, at its option, convert all or any shares of Series E Convertible Preferred Stock held by such Holder into Common Stock based on a conversion price of $10.27 (the “Conversion Price”) per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, or similar transaction by delivering to the Company a conversion notice.

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

Neither the Company nor the Holder has any rights to redeem the Series E Convertible Preferred Stock.

Each Holder of the Series E Convertible Preferred Stock is entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration (whether at a meeting of stockholders of the Company, by written action of stockholders in lieu of a meeting or otherwise), except as provided by law. In any such vote, each Holder shall be entitled to a number of votes equal to the largest number of whole shares of Common Stock into which all shares of Series E Convertible Preferred Stock held of record by such Holder is convertible as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent.

The Company's stockholders approved the issuance of the Series E Convertible Preferred Stock at the special stockholders' meeting held on June 6, 2023.

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

Contractual Obligations

Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures and execute management’s strategic plans. As of July 31, 2023, we had contractual cash obligations to repay debt, make payments under operating leases, and make dividend payments. As of July 31, 2023, payments due under these long-term obligations are as follows:

	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
	(In thousands)
Debt(1)	$—	$12,940	$—	$—	$12,940
Interest payments(2)	1,019	496	—	—	1,515
Operating lease liabilities	9,256	13,684	6,386	544	29,870
Series C Preferred dividend payments	2,100	4,200	4,200	†	10,500

(1) Represents principal amount of debt and only includes scheduled principal payments.
(2) Represents expected interest payments on debt. Interest payments based on variable interest rates were determined using the interest rate in effect as of July 31, 2023.
† Holders of the Preferred Stock receive dividends at 6% per annum. In addition, beginning December 15, 2022, each holder of the Preferred Stock can require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 2 - "Summary of Significant Accounting Policies" to our audited consolidated financial statements. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to: (1) revenue recognition; (2) valuation allowances for trade and other receivables and inventories; (3) the valuation of long-lived assets; (4) contingencies, including litigation reserves; (5) restructuring charges and related severance expenses; (6) income taxes; (7) pension obligations; (8) business combinations; and (9) incremental borrowing rates to determine present value of lease payments. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: recognition of revenue; determining the valuation of inventory and related reserves; accounting for impairment of long-lived assets; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in estimates are reflected in the periods in which they become known. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to recoverability of assets; and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the critical accounting policies below contain the more significant judgments and estimates used in the preparation of our financial statements:

•Revenue recognition
•Income taxes
•Leases
•Acquisition accounting

Revenue Recognition

The Company recognizes revenue from its contracts with customers primarily from the sale of supply chain management services. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For ModusLink’s supply chain management services arrangements, the services are considered to be transferred over time as they are performed. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

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

Other

Other revenue consists of cloud-based software subscriptions, software maintenance and support service contracts, fees for professional services and fees for the sale of perpetual software licenses in ModusLink’s e-Business operations. Except for perpetual software licenses, revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement or over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract.

Performance Obligations and Standalone Selling Price

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

Principal Versus Agent Revenue Recognition

For revenue generated from contracts with customers involving another party, the Company considers whether it maintains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment and discretion in establishing price. Revenues are recognized on a gross basis if the Company is acting in the capacity of a principal and on a net basis if it’s acting in the capacity of an agent.

Income Taxes

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $369.9 million and $138.8 million, respectively, as of July 31, 2023. As of July 31, 2023, approximately $1.7 billion of net operating loss carryforwards for federal and state tax purposes expired. Income taxes are accounted for under the provisions of ASC 740, Income Taxes ("ASC 740"), using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. As of July 31, 2023 and 2022, a valuation allowance has been recorded against the deferred tax asset in the U.S. and certain of its foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In each reporting period, we evaluate the adequacy of our valuation allowance on our deferred tax assets. In the future, if the Company is able to demonstrate a consistent trend of pre-tax income, then at that time management may reduce its valuation allowance accordingly. The Company also performs a valuation allowance scheduling exercise based on the deferred tax assets and liabilities as of July 31, 2023.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2023.

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

Acquisition Accounting

The Exchange Transaction with Steel Holdings was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) with Steel Holdings being the accounting acquirer. The Company elected to apply pushdown accounting. As required by ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their respective fair values as of the business combination date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Significant judgement is required in determining the acquisition date fair value of the assets acquired and liabilities assumed predominantly with respect to debt and intangible assets. We use available information to make these fair value determinations and, when necessary, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Significant judgment may be used to determine these fair values, including the use of appraisals, discounted cash flow models, market value for similar purchases or other methods applicable to the circumstances. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations in the future. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired. Judgment is also required in determining the intangible asset’s useful life.

Recent Accounting Pronouncements

For a discussion of the Company's new or recently adopted accounting pronouncements, see Note 2 - "Summary of Significant Accounting Policies" to the consolidated financial statements found elsewhere in this Annual Report.

Tax Benefits Preservation Plan

Our past operations generated significant net operating losses, or NOLs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted in response to the COVID-19 pandemic which among, other things, amends the treatment of NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they "expire" for such purposes. Until they expire, we can "carry forward" NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021, we are allowed to carryback such NOLs to each of the five taxable years preceding the taxable year of such losses and generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely. For NOLs arising in tax years beginning after December 31, 2020, we generally can use such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely; however, any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2020 is limited to 80% of our taxable income for any tax year (computed without regard to the NOL deduction and subject to certain other adjustments). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as "Current NOLs." The Company had net NOL carryforwards for federal and state tax purposes of approximately $369.9 million and $138.8 million, respectively, at July 31, 2023. Of the total U.S. federal NOLs, $96.6 million does not expire and the remaining carry-forwards of $273.3 million will expire at various dates beginning in 2024 through 2038. We cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to Taxation—We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, the ‘NOLs’ or ‘Tax Benefits’).”

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

The federal NOLs will expire from fiscal year 2023 through 2038, and the state NOL will expire from fiscal year 2023 through 2041. The Company's ability to use its Tax Benefits would be substantially limited if the Company undergoes an Ownership Change. The Protective Amendment and Tax Plan are intended to prevent an Ownership Change of the Company that would impair the Company's ability to utilize its Tax Benefits.

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

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (Name: BDO USA, P.C.; New York, New York; PCAOB No. 243)	32
Consolidated Balance Sheets at July 31, 2023 and 2022	34
Consolidated Statements of Operations for the periods from May 1 to July 31, 2023 (Successor) and August 1, 2022 to April 30, 2023 (Predecessor) and for the year ended July 31, 2022 (Predecessor)	36
Consolidated Statements of Comprehensive Income (Loss) for the periods from May 1 to July 31, 2023 (Successor) and August 1, 2022 to April 30, 2023 (Predecessor) and for the year ended July 31, 2022 (Predecessor)	37
Consolidated Statements of Stockholders' Equity (Deficit) for the periods from May 1 to July 31, 2023 (Successor) and August 1, 2022 to April 30, 2023 (Predecessor) and for the year ended July 31, 2022 (Predecessor)	38
Consolidated Statements of Cash Flows for the periods from May 1 to July 31, 2023 (Successor) and August 1, 2022 to April 30, 2023 (Predecessor) and for the year ended July 31, 2022 (Predecessor)	39
Notes to Consolidated Financial Statements	41

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Steel Connect, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Connect, Inc. and subsidiaries (the “Company”) as of July 31, 2023 (Successor) and 2022 (Predecessor), the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the period from May 1, 2023 through July 1, 2023 (Successor), and the period from August 1, 2022 through April 30, 2023 and the year ended July 31, 2022 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2023 and 2022, and the results of its operations and its cash flows for the period from May 1, 2023 through July 1, 2023 (Successor), and the period from August 1, 2022 through April 30, 2023 and the year ended July 31, 2022 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination - Valuation of Intangible Assets

As described in Notes 1 and 3 to the consolidated financial statements, the Company and Steel Partners Holdings L.P., (“Steel Holdings”) executed a series of agreements in which Steel Holdings and certain of its affiliates transferred certain marketable securities to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Exchange Transaction”). The Exchange Transaction was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and, accordingly, the Company's results of operations were consolidated in Steel Holding's financial statements on the date of the Exchange Transaction. The Company elected pushdown accounting in which it uses Steel Holding's basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. The Company recognized a customer relationships intangible asset of $25.0 million and trade name intangible asset of $10.5 million in connection with the Exchange Transaction. The fair value of the trade name asset was determined using the relief-from-royalty method and the fair value of the customer relationships asset was determined using the excess earnings method. These income-based approaches included assumptions such as the amount and timing of projected cash flows and discount rate.

We identified the determination of fair values of the customer relationships and trade name intangible assets as a critical audit matter. The principal considerations for our determination are the significant and subjective judgments made by management in utilizing significant assumptions to determine the fair value of customer relationships and trade name intangible assets. For the customer relationships and trade name intangible assets, these significant assumptions were the projected revenue and discount rate. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedure we performed to address this critical audit matter included:

•Evaluating the reasonableness of projected revenue used in the determination of the fair value of the customer relationships and trade name intangible assets by comparing the projected revenue against historical financial results, guideline companies, and industry information.
•Utilizing personnel with specialized knowledge and skills in valuation to evaluate the reasonableness of the discount rate used in the determination of the fair value of the customer relationships and trade name intangible assets.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2014.

New York, NY
November 8, 2023

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor	Predecessor
	July 31, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$121,372	$53,142
Accounts receivable, trade, net of allowance for credit losses of $219 and $44 at July 31, 2023 and 2022, respectively	28,616	40,083
Inventories, net	8,569	8,151
Funds held for clients	2,031	4,903
Prepaid expenses and other current assets	158,686	3,551
Total current assets	319,274	109,830
Property and equipment, net	3,698	3,534
Operating lease right-of-use assets	27,098	19,655
Other intangible assets, net	34,589	—
Goodwill	22,785	—
Other assets	3,737	4,730
Total assets	$411,181	$137,749

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,514	$30,553
Accrued expenses	26,774	28,396
Funds held for clients	1,949	4,903
Current lease obligations	7,973	6,466
Other current liabilities	4,544	13,482
Total current liabilities	67,754	83,800
Convertible note payable	12,461	11,047
Long-term lease obligations	19,161	12,945
Other long-term liabilities	5,442	3,983
Total long-term liabilities	37,064	27,975
Total liabilities	104,818	111,775
Commitments and contingencies (Note 13)
Contingently redeemable preferred stock:
Series C contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at July 31, 2023 and 2022	35,006	35,180
Series E contingently redeemable preferred stock, $0.01 par value per share. 3,500,000 shares authorized, issued and outstanding at July 31, 2023	202,733	—
Total contingently redeemable preferred stock	237,739	35,180
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at July 31, 2023 and 2022; zero shares issued and outstanding at July 31, 2023 and 2022	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 6,250,493 issued and outstanding shares at July 31, 2023; 6,485,309 issued and outstanding shares at July 31, 2022	65	65
Additional paid-in capital	61,534	7,479,906
Accumulated earnings (deficit)	7,612	(7,493,317)
Accumulated other comprehensive (loss) income	(587)	4,140
Total stockholders' equity (deficit)	68,624	(9,206)
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$411,181	$137,749

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022

Net revenue	$40,804	$148,283	$203,272
Cost of revenue	29,749	108,031	161,736
Gross profit	11,055	40,252	41,536
Operating expenses:
Selling, general and administrative	8,523	33,463	40,373
Amortization	911	—	—
Total operating expenses	9,434	33,463	40,373
Operating income	1,621	6,789	1,163
Other income (expense):
Interest income	707	928	58
Interest expense	(265)	(2,588)	(3,120)
Other gains, net	5,688	3,961	4,031
Total other income	6,130	2,301	969
Income from continuing operations before income taxes	7,751	9,090	2,132
Income tax (benefit) expense	(398)	1,630	11,388
Net income (loss) from continuing operations	8,149	7,460	(9,256)
Net loss from discontinued operations	—	—	(1,712)
Net income (loss)	8,149	7,460	(10,968)
Less: Preferred dividends on redeemable preferred stock	(537)	(1,593)	(2,129)
Net income (loss) attributable to common stockholders	$7,612	$5,867	$(13,097)

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.29	$0.91	$(1.77)
Discontinued operations	—	—	(0.27)
Basic net income (loss) per share	$0.29	$0.91	$(2.04)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.29	$0.89	$(1.77)
Discontinued operations	—	—	(0.27)
Diluted net income (loss) per share	$0.29	$0.89	$(2.04)

Weighted-average number of common units outstanding - basic	6,177	6,449	6,425
Weighted-average number of common units outstanding - diluted	27,960	8,417	6,425

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor	Fiscal Year Ended	Predecessor
	May 1 to July 31,	Fiscal Year Ended	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023		2023	2022

Net income (loss)	$8,149		$7,460	$(10,968)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(623)		999	(3,699)
Pension liability adjustments, net of tax	36		(1,078)	677
Other comprehensive (loss) income	(587)		(79)	(3,022)
Comprehensive income (loss)	$7,562		$7,381	$(13,990)

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Predecessor: Balance at July 31, 2021	6,760,660	$68	$7,479,202	$(7,480,220)	$7,162	$6,212
Net loss	—	—	—	(10,968)	—	(10,968)
Preferred dividends	—	—	—	(2,129)	—	(2,129)
Issuance of common stock pursuant to employee stock purchase plan	53	—	—	—	—	—
Restricted stock grants	51,382	—	—	—	—	—
Restricted stock forfeitures	(326,786)	(3)	3	—	—	—
Share-based compensation	—	—	701	—	—	701
Other comprehensive items	—	—	—	—	(3,022)	(3,022)
Balance at July 31, 2022	6,485,309	65	7,479,906	(7,493,317)	4,140	(9,206)
Net income	—	—	—	7,460	—	7,460
Preferred dividends	—	—	—	(1,593)	—	(1,593)
Restricted stock grants	44,240	—	—	—	—	—
Share-based compensation	—	—	529	—	—	529
Other comprehensive items	—	—	—	—	(79)	(79)
Balance at April 30, 2023	6,529,549	65	7,480,435	(7,487,450)	4,061	(2,889)
Effect of Exchange Transaction (See Note 3)	—	—	(7,416,849)	7,487,450	(4,061)	66,540
Successor: Balance at May 1, 2023	6,529,549	65	63,586	—	—	63,651
Net income	—	—	—	8,149	—	8,149
Preferred dividends	—	—	—	(537)	—	(537)
Reverse/forward stock split settlement	(299,069)	—	(2,288)	—	—	(2,288)
Restricted stock grants	20,013	—	—	—	—	—
Share-based compensation	—	—	236	—	—	236
Other comprehensive items	—	—	—	—	(587)	(587)
Balance at July 31, 2023	6,250,493	$65	$61,534	$7,612	$(587)	$68,624

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Fiscal Year Ended	Predecessor
	May 1 to July 31,	Fiscal Year Ended	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023		2023	2022
Cash flows from operating activities:
Net income (loss)	$8,149		$7,460	$(10,968)
Loss from discontinued operations, net of tax	—		—	1,712
Income (loss) from continuing operations	8,149		7,460	(9,256)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	456		1,427	2,220
Amortization of intangible assets	911		—	—
Amortization of deferred financing costs	—		36	102
Accretion of debt discount	—		1,688	1,704
Share-based compensation	236		529	701
Deferred taxes	(250)		—	9,041
Non-cash lease expense	2,208		6,760	9,425
Bad debt expense (recovery)	(297)		1,136	(5)
Other gains, net	(5,687)		(3,962)	(4,087)
Non-cash impact of application of pushdown accounting	8,079		—	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,409		2,933	(5,251)
Inventories, net	(1,567)		1,440	323
Prepaid expenses and other current assets	905		(1,237)	1,065
Accounts payable and accrued expenses	(1,690)		(3,886)	801
Refundable and accrued income taxes, net	(214)		(829)	(471)
Other assets and liabilities	(11,125)		(4,495)	(9,446)
Net cash provided by (used in) operating activities	8,523		9,000	(3,134)
Cash flows from investing activities:
Additions to property and equipment	(807)		(1,311)	(1,485)
Proceeds from the disposition of property and equipment	1		166	—
Proceeds from the sale of securities	53,644		1,881	—
Net cash provided by (used in) investing activities	52,838		736	(1,485)
Cash flows from financing activities:
Series C redeemable preferred stock dividend payments	(537)		(1,593)	(2,129)
Payment of deferred financing costs	—		(149)	(95)
Repayments on capital lease obligations	—		(38)	(73)
Repayments on debt	(1,000)		(1,000)	—
Payments for fractional shares resulting from the Reverse/Forward stock split	(2,288)		—	—
Net cash used in financing activities	(3,825)		(2,780)	(2,297)
Net effect of exchange rate changes on cash and cash equivalents	(29)		895	(1,368)
Net increase (decrease) in cash, cash equivalents and restricted cash	57,507		7,851	(8,284)
Cash, cash equivalents and restricted cash, beginning of period	65,896		58,045	66,329
Cash, cash equivalents and restricted cash, end of period	$123,403		$65,896	$58,045

Cash flows from discontinued operations:
Operating activities	$—	$—	$(6,738)
Investing activities	—	—	625
Financing activities	—	—	4,230
Net cash (used in) provided by discontinued operations	$—	$—	$(1,883)

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)NATURE OF OPERATIONS

Steel Connect, Inc., (the "Company" or "Steel Connect"), is a holding company which operates through its wholly-owned subsidiary ModusLink Corporation ("ModusLink" or "Supply Chain").

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

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P., (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). Following approval on June 6, 2023 by the Company's stockholders, pursuant to NASDAQ Marketplace Rules, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and will vote together with the Company's common stock and participate in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group would hold approximately 84.0% of the outstanding equity interests of the Company. The Exchange Transaction closed on May 1, 2023, which is the date that the consideration was exchanged between Steel Holdings and the Company.

Predecessor/Successor Reporting

On May 1, 2023, the Exchange Transaction resulted in Steel Holdings obtaining control of the Company for financial statement consolidation purposes. Steel Holdings does not consolidate the Company for Federal income tax purposes because the ownership in the Company is dispersed between different federal tax consolidation groups within Steel Holdings. The Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre- exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 through July 31, 2023, includes the impact of pushdown accounting and is referred to as the "Successor" period. See Note 3 - "Exchange Transaction" for further information regarding the Exchange Transaction and the application of pushdown accounting.

Disposition of Interest in Aerojet Shares

As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was purchased when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash and had a receivable of $154.5 million for proceeds receivable, which was received in August 2023. The Company received total net proceeds of $207.8 million in exchange for all of its Aerojet shares.

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

All references made to financial data in this Annual Report are to the Company's continuing operations, unless otherwise specifically noted.

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

Reverse/Forward Stock Split

At the special stockholders meeting held on June 6, 2023, the stockholders approved proposals to amend the Company’s restated certificate of incorporation (the “Charter”), to effect a 1-for-3,500 reverse stock split of the common stock (the “Reverse Stock Split”), followed immediately by a 375-for-1 forward stock split of the common stock (the “Forward Stock Split,” and, together with the Reverse Stock Split, the “Reverse/Forward Stock Split”). On June 7, 2023, the Board approved the Reverse/Forward Stock Split, and as such, the Board directed the Company to file with the State of Delaware certificates of amendment to our Charter to effectuate the Reverse/Forward Stock Split. The Reverse/Forward Stock Split was effective on June 21, 2023 (the “Effective Date”). The Company’s common stock began trading on a Reverse/Forward Stock Split-adjusted basis on the Nasdaq Capital Market when the market opened on June 22, 2023. The trading symbol for the Company’s common stock remains “STCN.”

No fractional shares were issued in connection with the Reverse/Forward Stock Split. Shares held by stockholders who held fewer than 3,500 of the Company’s common stock immediately prior to the Reverse Stock Split were converted into the right to receive a payment in cash (without interest) equal to the fair value of such shares as of the time when those entitled to receive such payments were determined, which shall be an amount equal to such number of shares of Company’s common stock held multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, and each share of Company’s common stock held by a stockholder of record owning 3,500 shares or more immediately prior to the effective time of the Reverse Stock Split were converted into a new number of shares of Company’s common stock based on a ratio of 375 shares of the Company’s common stock for each share of the Company’s common stock owned immediately following the Reverse Stock Split, including any fractional shares owned following the Reverse Stock Split; however, with respect to any fractions of a share of Company Common Stock that may be held as a result of the Forward Stock Split, stockholders received a payment in cash (without interest) equal to the fair value of such fractions as of the time when those entitled to receive such fractions are determined, which was an amount equal to such fractions multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split). The Company made payments of $2.3 million related to fractional shares as a result of the Reverse/Forward Stock Split, which were recorded to additional paid-in capital on the consolidated balance sheets for the fiscal year ended July 31, 2023.

The number of shares of authorized Company’s common stock did not change as a result of the Reverse/Forward Stock Split; however, the number of shares of outstanding Company’s common stock decreased as a result of the Reverse/Forward Stock Split.

Accordingly, all share and per-share amounts for the current period and prior periods have been adjusted to reflect the Reverse/Forward Stock Split.

The number of shares of Company’s common stock issuable upon the exercise of Series C Preferred Stock and the Series E Preferred Stock immediately prior to the Reverse/Forward Stock Split were proportionately decreased and the conversion price of the Series C Preferred Stock and the Series E Preferred Stock were proportionately increased, effective as of June 21, 2023, the close of business on the date of such Reverse/Forward Stock Split. Our authorized preferred stock was not affected by the reverse stock split and continues to be 3,535,000 shares of preferred stock, with a par value of $0.01 per share.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to: (1) revenue recognition; (2) valuation allowances for trade and other receivables; (3) the valuation of long-lived assets; (4) contingencies, including litigation reserves; (5) restructuring charges and related severance expenses; (6) income taxes; (7) pension obligations; (8) business combinations; and (9) incremental borrowing rate to determine present value of lease payments. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

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

Other

Other revenue consists of cloud-based software subscriptions, software maintenance and support service contracts, and fees for professional services in ModusLink's e-Business operations. Revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement or over the term of the agreement in proportion to the costs incurred in satisfying the obligations under the contract.

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

Accounts Receivable and Allowance for Expected Credit Losses

The Company's unsecured accounts receivable are stated at original invoice amount less an estimate made for expected credit losses based on a monthly review of all outstanding amounts. Management determines the allowance for expected credit losses by regularly evaluating individual customer receivables and considering each customer's financial condition, credit history, current economic conditions, whether any amounts are currently past due and the length of time accounts may be past due. The Company writes off accounts receivable when management deems them uncollectible and records recoveries of accounts receivable previously written off when received. When accounts receivable are considered past due, the Company generally does not charge interest on past due balances.

The allowance for expected credit losses consisted of the following:

	Successor	Predecessor
	May 1 to July 31, 2023	August 1, 2022 to April 30, 2023	July 31, 2022
	(In thousands)
Balance at beginning of period	$1,180	$44	$49
Application of pushdown accounting(a)	(1,180)	—	—
Provisions charged to expense	219	1,136	—
Accounts written off	—	—
Recovered	—	—	(5)
Balance at end of period	$219	$1,180	$44
(a) As part of pushdown accounting, the allowance for expected credit losses balance was eliminated to establish the new cost basis in the Company's accounts receivables as of May 1, 2023.

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

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Investments with maturities greater than three months to twelve months at the time of purchase are considered short-term investments. Cash and cash equivalents consisted of the following:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Cash and bank deposits	$90,282	$21,386
Money market funds	31,090	31,756
	$121,372	$53,142

Fair Value Measurements

The Company measures certain assets and liabilities at fair value (see Note 23 - "Fair Value Measurements"). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available and may include data developed by the Company.

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

The Company calculates lease ROU assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. When discount rates implicit in leases cannot be readily determined, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The determination of incremental borrowing rates involves judgment by management. The weighted average interest rate used for operating leases for the year ended July 31, 2023 and July 31, 2022 was 5.2% and 3.9%, respectively. The weighted average interest rate used for finance leases for the year ended July 31, 2022 was 3.9%. There were no finance leases as of the year ended July 31, 2023.

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

Income tax accounting standards prescribe: (1) a minimum recognition threshold that an income tax benefit arising from an uncertain income tax position taken, or expected to be taken, on an income tax return is required to meet before being recognized in the financial statements and (2) the measurement of the income tax benefits recognized from such positions. The Company's accounting policy is to classify uncertain income tax positions that are not expected to be resolved in one year as non-current income tax liabilities and to classify potential interest and penalties on uncertain income tax positions as elements of the provision for income taxes in its financial statements. See Note 18 - "Income Taxes," for additional information.

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

Share-Based Compensation Plans

All share-based payment awards to employees and directors are measured based upon their grant date fair values and expensed over the period during which the employee or director is required to provide service in exchange for the award (the vesting period). The Company accounts for forfeitures in the period in which they occur.

Acquisition Accounting

The Exchange Transaction with Steel Holdings was accounted for as a business combination under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) with Steel Holdings being the accounting acquirer. The Company elected to apply pushdown accounting. As required by ASC 805, assets acquired and liabilities assumed in a business combination are recorded at their respective fair values as of the business combination date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Significant judgement is required in determining the acquisition date fair value of the assets acquired and liabilities assumed predominantly with respect to debt and intangible assets. We use available information to make these fair value determinations and, when necessary, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Significant judgment may be used to determine these fair values, including the use of appraisals, discounted cash flow models, market value for similar purchases or other methods applicable to the circumstances. The assumptions and judgments made by the Company when recording business combinations will have an impact on reported results of operations in the future. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Earnings per Common Share

The Company calculates earnings (loss) per common share using the two-class method required for participating securities. Accordingly, the Company's Series E Convertible Preferred Stock, which the holders of are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends or other distributions on the shares of Common Stock, are included as participating securities in the calculation of earnings (loss) per common share ("EPS") pursuant to the two-class method.

The two-class method provides for an allocation of net income (loss) between common stock and other participating securities based on their respective participation rights to share in dividends. Basic EPS is calculated by dividing net income available to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Net income available to common stockholders for the period includes dividends paid to common stockholders during the period plus a proportionate share of undistributed net income allocable to common stockholders for the period; the proportionate share of undistributed net income allocable to common stockholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of restricted common stock (calculated based on the treasury stock method) and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method), using the more dilutive of either the two-class method or as-converted stock method.

Major Clients and Concentration of Credit Risk

For the fiscal years ended July 31, 2023 and 2022, the Company's 10 largest clients accounted for approximately 83% and 78% of consolidated net revenue from continuing operations, respectively. Two customers accounted for approximately 41% and 13% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2023, and two customers accounted for 31% and 12% of the Company's consolidated net revenue from continuing operations for the fiscal year ended July 31, 2022. No other customers accounted for greater than 10% of consolidated net revenue in these periods. Four clients, associated with the Supply Chain segment, accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2023. The first, second, third, and fourth client accounted for approximately 28%, 14%, 12%, and 10%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2023. Three clients, associated with the Supply Chain segment, accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2022. The first, second, and third client accounted for approximately 31%, 18%, and 17%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2022.

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

Adoption of New Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Loses on Financial Instruments, an ASU that requires measurement and recognition of expected credit losses for financial instruments, including trade receivables, based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. As a result of the Exchange Transaction, the Company elected to early adopt ASU 2016-13 as of the date of the Exchange Transaction, or May 1, 2023, in order to conform with Steel Holdings' accounting policies. The adoption did not have a material effect on the Company’s consolidated financial statements. The Company did not identify any other accounting standards that would require early adoption in order to conform to Steel Holdings' accounting policies.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The ASU requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This guidance is effective for all entities for annual periods beginning after December 15, 2021 and early adoption is permitted. The new guidance was effective for the Company's fiscal year ended July 31, 2023 (Fiscal Year 2023). The adoption of this new guidance did not have any impact on the Company's consolidated financial statements and disclosures.

Accounting Standards Issued and Not Yet Implemented

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

Other new pronouncements issued but not effective until after July 31, 2023 are not expected to have a material impact on our financial condition, results of operations or liquidity.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the fiscal year ended July 31, 2023, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3)EXCHANGE TRANSACTION

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, the Company and Steel Holdings executed a series of agreements, in which Steel Holdings and the Steel Partners Group transferred an aggregate of 3.6 million shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to the Company in exchange for 3.5 million shares of newly created Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following approval by the Company's stockholders pursuant to the rules of The Nasdaq Stock Market LLC at a special meeting of stockholders held on June 6, 2023, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participates in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group would hold approximately 84.0% of the outstanding equity interests of the Company, and the Company became a consolidated subsidiary of Steel Holdings for financial statement purposes. The Company is not consolidated by Steel Holdings for Federal income tax purposes because Steel Holdings' ownership in the Company is dispersed between different federal tax consolidation groups. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Holdings. The Company's assets and liabilities have been included in Steel Holdings' consolidated balance sheet as of May 1, 2023, with a related noncontrolling interest of 16.0% of the Company's common stock. Prior to May 1, 2023, Steel Holdings held a 49.6% ownership interest in the Company and accounted for its investment in the Company in accordance with the equity method of accounting. Steel Holdings remeasured the previously held equity method investment to its fair value based upon a valuation of the Company, as of the date of the Exchange Transaction. The Exchange Transaction accomplishes Steel Holdings' objective, which is to increase ownership in the Company in order to benefit from future earnings and growth and strengthens the Company's balance sheet to permit it to do acquisitions.

The Exchange Transaction was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and, accordingly, the Company's results of operations were consolidated in Steel Holdings' financial statements on the date of the Exchange Transaction. Steel Holdings recorded a preliminary allocation of the Exchange Transaction to assets acquired and liabilities assumed based on their estimated fair values as of May 1, 2023. The final Exchange

Transaction allocation, which is expected to be completed by December 31, 2023, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. Steel Holdings does not expect that differences between the preliminary and final Exchange Transaction allocation will have a material impact on its results of operations or financial position. As discussed in Note 1 - "Nature of Operations, the Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction.

The following table summarizes the total Exchange Transaction consideration:

(in thousands)	May 1, 2023
Fair value of Aerojet common stock	$202,733
Fair value of Steel Holdings' previously held interests in Steel Connect and Steel Holdings' noncontrolling interest	111,816
Less: cash acquired from Steel Connect	(65,896)
Total estimated consideration, less cash acquired	$248,653

The following represents the preliminary calculation of goodwill and fair value amounts recognized:

(in thousands)	May 1, 2023
Assets
Accounts receivable, trade	$36,900
Inventories, net	6,900
Prepaid expenses and other current assets	4,957
Other intangible assets	35,500
Other assets	3,900
Property and equipment, net	3,400
Operating lease right-of-use assets	29,250
Investments	202,733
Estimated fair value of total assets acquired by Steel Holdings	323,540
Liabilities
Accounts payable	26,300
Accrued expenses	29,100
Current lease obligations	7,994
Other current liabilities	7,236
Long-term lease obligations	21,300
Other long-term liabilities	5,742
Estimated fair value of total liabilities assumed by Steel Holdings	97,672
Fair value of identifiable net assets	225,868
Goodwill attributable to Steel Connect	$22,785

The following table summarizes the significant adjustments recognized by the Company as of the Exchange date for each major class of assets and liabilities as a result of pushdown accounting:

	Exchange Date Carrying Value	Adjustments	Exchange Date Fair Value
(in thousands)
Goodwill	$—	22,785	$22,785
Other intangible assets	$—	35,500	$35,500
Operating lease right-of-use assets	$28,900	350	$29,250
Prepaid and other current assets	$5,000	(43)	$4,957
Convertible note payable	$(11,586)	(1,420)	$(13,006)
Other current liabilities	$(16,671)	9,435	$(7,236)
Other long-term liabilities	$(5,500)	(242)	$(5,742)

As part of pushdown accounting, the Company calculated the amount of goodwill recognized based on the excess of the Exchange Transaction consideration over the fair value of net identifiable assets acquired and liabilities assumed. Goodwill is primarily attributable to expected synergies and the assembled workforce of the Company. The goodwill recognized will not be deductible for income tax purposes.

The recorded identifiable intangible assets at their estimated fair value as of the date of the Exchange Transaction. The fair value of the trade name asset was determined using the relief-from-royalty method and the fair value of the customer relationships asset was determined using the excess earnings method. These income-based approaches included assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of the asset’s life cycle. The estimated fair value and estimated remaining useful lives of identifiable intangible assets as of the Exchange Transaction date were as follows:

(in thousands)	Useful Life (Years)	Amount
Customer relationships	7	$25,000
Trade name	Indefinite	10,500
Estimated fair value of identifiable intangible assets		$35,500

The Company recorded a $0.4 million favorable adjustment to operating lease right-of-use assets for the favorable leasehold interest asset identified as part of purchase accounting. The fair value of the favorable leasehold interest asset was determined by analyzing any favorable or unfavorable leasehold interest inherent in the lease contracts, and comparing the annual lease contract rent over the remaining contractual term to a market rental rate cash flow stream in applying the income approach to estimate any favorable or unfavorable leasehold interest. The difference between the contractual and market-based cash flows was then discounted to present value to estimate the fair value of the favorable leasehold interest asset.

The Company wrote off the remaining $43.4 thousand related to deferred financing costs for the Umpqua Revolver in other current assets as part of pushdown accounting.

The carrying value of the SPHG Note was increased by $1.4 million to reflect its fair value at the Exchange Date. The value of the SPHG Note was calculated using the Goldman Sachs Binomial Lattice Model.

Other current liabilities was decreased by $9.4 million related to the accrued pricing liability. The accrued pricing liability was reduced to zero to reflect its fair value at the Exchange Date. Refer to Note 9 - "Accrued Expenses and Other Current Liabilities" for further information.

Other non-current liabilities was increased by net $0.2 million. The Company booked $0.8 million deferred tax liability related to the ModusLink trade name intangible. This was partially offset by $0.5 million decrease to the non-current pension liability as a result of the fair value measurement of the Company's defined benefit plans as of the Exchange Date.

The Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect as part of the Exchange Transaction. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was purchased when L3 Harris closed its merger with Aerojet. The Company received total net proceeds of $207.8 million in exchange for all of its Aerojet shares, and recorded a gain of $5.1 million to Other gains, net in the Consolidated Statements of Operations in the Successor Period. See Note 16 - "Other gains, net"

for more information. As of July 31, 2023, the Company had a receivable of $154.5 million for proceeds receivable, which is recorded as a component of prepaid expenses and other current assets within the consolidated balance sheets and was received in August 2023.

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

A summary of the results of the discontinued operations is as follows:

Fiscal Year Ended July 31,
2022
Net revenue	$165,542
Cost of revenue	156,697
Gross profit	8,845
Operating expenses:
Selling, general and administrative	30,744
Amortization of intangible assets(a)	9,303
Total operating expenses	40,047
Operating loss	(31,202)
Other income (expense):
Gain upon deconsolidation of IWCO Direct	35,457
Interest expense	(16,111)
Total other income (expense), net	19,346
Loss from discontinued operations before income taxes	(11,856)
Income tax benefit	10,144
Loss from discontinued operations, net of tax	$(1,712)
(a) During the fiscal year ended July 31, 2022, the Company recorded $9.3 million of amortization expense for the former Direct Marketing reporting unit.

(5)PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, net consisted of the following:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Aerojet common stock proceeds receivable	$154,500	$—
Prepaid expenses	2,217	2,085
Other current assets	1,969	1,466
	$158,686	$3,551

As discussed in Note 3 - "Exchange Transaction", the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect as part of the Exchange Transaction. Prior to July 31, 2023, the Company disposed of all its holdings in Aerojet common stock for a total of $207.8 million. The majority of Aerojet common stock were purchased when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company had a receivable of $154.5 million for unsettled proceeds from the disposition of the Aerojet shares. The proceeds were received in August 2023.

(6)INVENTORIES

Inventories, net consisted of the following:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Raw materials	$4,805	$7,330
Work-in-process	239	124
Finished goods	3,525	697
	$8,569	$8,151

(7)GOODWILL AND OTHER INTANGIBLE ASSETS, NET

In connection with the application of pushdown accounting, the Company recorded intangible assets for goodwill, customer relationships and tradenames. There were no indicators of impairment of goodwill and other intangible assets during the Successor period. A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

Supply Chain
Balance at May 1, 2023 (Successor)
Application of pushdown accounting(a)	$22,785
Balance at July 31, 2023 (Successor)
Gross goodwill	22,785
Accumulated impairments	—
Net goodwill	$22,785
(a) Related to the Exchange Transaction with Steel Holdings. See Note 3 - "Exchange Transaction" for further details.

A summary of Other intangible assets, net is as follows:

	Successor
	July 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$25,000	$911	$24,089
Trade name	10,500	—	10,500
Total	$35,500	$911	$34,589

The trade name intangible asset has an indefinite useful life. Customer relationships are amortized on a straight-line basis. Amortization expense related to intangible assets was $0.9 million for the fiscal year ended July 31, 2023. The Exchange Transaction closed on May 1, 2023, and as such, there was no intangible assets or related amortization expense for the fiscal year ended July 31, 2022.

Based on gross carrying amounts at July 31, 2023, the Company's estimate of amortization expense for each of the five succeeding years and thereafter is as follows:

	Fiscal Year Ending July 31,
	2024	2025	2026	2027	2028	Thereafter
Estimated amortization expense	$3,555	$3,571	$3,571	$3,571	$3,571	$6,250

(8)PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Machinery and equipment	1,388	12,632
Leasehold improvements	606	9,994
Software	1,133	34,161
Computer hardware	400	5,317
Other	627	2,475
	4,154	64,579
Less: accumulated depreciation and amortization	(456)	(61,045)
Property and equipment, net	$3,698	$3,534

As part of pushdown accounting, the accumulated depreciation of property and equipment balances were eliminated to establish the new cost basis in the Company’s property and equipment as of May 1, 2023.

(9)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	Successor	Predecessor
	July 31, 2023	July 31, 2022
Accrued Expenses	(In thousands)
Accrued compensation	$6,891	$5,099
Accrued audit, tax and legal	5,696	4,564
Accrued taxes	2,811	3,344
Accrued price concessions	2,981	4,549
Accrued occupancy costs	1,412	1,671
Accrued IT costs	831	1,108
Accrued other	6,152	8,061
Total accrued expenses	$26,774	$28,396

	Successor	Predecessor
	July 31, 2023	July 31, 2022
Other Current Liabilities	(In thousands)
Accrued pricing liabilities	$—	$9,435
Deferred revenue - current	2,574	2,705
Other	1,970	1,342
Total other current liabilities	$4,544	$13,482

As of July 31, 2022, the Company had accrued pricing liabilities of approximately $9.4 million. As previously reported by the Company, several principal adjustments were made to its historic financial statements for periods ended on or before January 31, 2012, the most significant of which related to the treatment of vendor rebates in its pricing policies. Where the retention of a rebate or a mark-up was determined to have been inconsistent with a client contract, the Company concluded that these amounts were not properly recorded as revenue. Accordingly, revenue was reduced by an equivalent amount for the period that the rebate was estimated to have been affected. A corresponding liability for the same amount was recorded in that period (referred to as accrued pricing liabilities).

The Company’s historical practice has been to derecognize the accrued pricing liabilities by customer depending upon which state the customer or former customer is located in and that state’s applicable statutes of limitations and escheatment laws. The amounts previously derecognized were recorded in Other gains, net in the Company’s consolidated statements of operations.

In connection with the Exchange Transaction discussed in Note 1 - "Nature of Operations", Steel Holdings recognized the Company's assets and liabilities acquired at fair value in accordance with ASC 805. As of the acquisition date, Steel Holdings determined the fair value of the accrued pricing liability to be zero as Steel Holdings believes it is remote there would be any potential payments to the Company's customers or former customers for the rebates. As such, as of July 31, 2023, the balance of accrued pricing liabilities was reduced to zero with a corresponding offset to goodwill recognized in connection with pushdown accounting.

(10)DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Unsecured
7.50% Convertible Senior Note due September 1, 2024	$12,461	$14,940
Credit Facilities
Umpqua Revolver	—	—
Less: unamortized discounts and issuance costs(a)(b)	—	(3,972)
Total debt, net	$12,461	$10,968
(a) As of May 1, 2023, the Company will account for the SPHG Note under the fair value option.
(b) Amounts include deferred debt issuance costs related to credit facilities of $79 thousand as of July 31, 2022, which are presented in Other Assets.

7.50% Convertible Senior Note
On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note").
On March 9, 2023 (the "Amendment Date"), the Company and SPHG Holdings entered into an amendment to the SPHG Note (the “SPHG Note Amendment”). Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months from March 1, 2024 to September 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note on the Amendment Date, and repaid an additional $1.0 million principal amount of the note on June 9, 2023. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million, and derecognized $0.2 million of the debt discount in proportion to the reduction of the principal balance in the third quarter of fiscal 2023. No other changes were made to the terms of the SPHG Note besides the items discussed.
SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the maturity date of the SPHG Note, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 45.1356 shares of common stock, which is equivalent to an initial conversion price of approximately $22.16 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of July 31, 2023, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note.
The below discusses the components of the SPHG Note as of July 31, 2023 and July 31, 2022:
On May 1, 2023, as a result of pushdown accounting related to the Exchange Transaction, the carrying value of the SPHG Note was remeasured to $13.0 million, which represents its fair value. As of May 1, 2023, the Company will now account for the SPHG Note under the fair value option in order to conform with Steel Holdings' basis of accounting, with changes in fair value recognized in earnings. Refer to Note 3 - "Exchange Transaction" and Note 23 - "Fair Value Measurements" for further information.
As of July 31, 2023, the principal amount of the SPHG note was $12.9 million. The fair value of the SPHG note was $12.5 million.
As of July 31, 2022, the principal amount of the SPHG note was $14.9 million and the net carrying value of the SPHG note was $11.0 million. As of July 31, 2022, the effective interest rate on the SPHG Note, including accretion of the discount, was 27.8%, which was the effective interest rate prior to the SPHG Note Amendment. The effective interest rate subsequent to the SPHG Note Amendment was 23.0%.

Predecessor
July 31, 2022

Carrying amount of equity component	$8,200

Principal amount of note	$14,940
Unamortized debt discount	(3,893)
Net carrying amount	$11,047

Below is a reconciliation of interest expense related to the SPHG Note to total interest expense:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Interest expense related to contractual interest coupon on the SPHG Note	$261	$844	$1,136
Interest expense related to accretion of the discount on the SPHG Note	—	1,688	1,704
Interest expense related to revolving credit facilities (see below)	—	36	212
Other	4	20	68
Total interest expense	$265	$2,588	$3,120
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
On March 13, 2023, ModusLink and Umpqua Bank entered into an amendment to the Umpqua Revolver (the "Umpqua Revolver Amendment") to extend the expiration date of the facility from March 16, 2024 to March 31, 2025. There were no fees associated with the extension. As of April 30, 2023, there were $43.4 thousand of unamortized debt issuance costs recorded to other current assets, which were written off with the application of pushdown accounting. Refer to Note 3 - "Exchange Transaction" for further details.
As of July 31, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months. As of July 31, 2023, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding for letters of credit.

(11)LEASES

The Company has operating and finance leases for office space, office equipment, warehouse space and automobiles. The leases have remaining terms of up to six years, some of which include options to purchase, extend or terminate the leases, and management has assessed such terms when determining the lease term for accounting purposes. The Company's current lease arrangements expire through fiscal year 2029.

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

Lease Expense

The components of the Company's lease expense are presented below:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Operating lease cost	$2,565	$7,538	$9,973
Short-term lease expense	444	1,269	1,488
Sublease income	(171)	(786)	(748)
Variable lease cost	—	7	24
Interest on finance lease liabilities	—	—	3
	$2,838	$8,028	$10,740

Lease Commitments

The Company's future minimum lease payments required under operating leases that have commenced as of July 31, 2023 were as follows:

Operating Leases
(In thousands)
2024	$9,256
2025	8,054
2026	5,630
2027	4,298
2028	2,088
Thereafter	544
Total lease payments	29,870
Less: imputed interest	2,736
Present value of lease payments	27,134
Less: current lease obligations	7,973
Long-term lease obligations	$19,161

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

Additional Lease Information

Additional information related to the Company's leases as of July 31, 2023 was as follows:

Weighted average remaining lease term:
Operating leases	3.7	years

Weighted average discount rate:
Operating leases		5.2%

Supplemental Cash Flow Information

Supplemental cash flow information related to the cash paid for amounts included in measurement of lease liabilities during the fiscal year ended July 31, 2023 and 2022 was as follows:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Operating cash flows from operating leases	$2,494	$7,224	$9,653
Operating cash flows from finance leases	$—	$—	$3
Financing cash flows from finance leases	$—	$38	$73

(12)RESTRUCTURING ACTIVITIES

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

In February 2023, ModusLink reorganized its call center operations in the United States and recorded a restructuring charge of approximately $0.1 million during the three months ended April 30, 2023. The restructuring charges recorded in three months ended April 30, 2023 were primarily composed of employee termination costs. In the three months ended July 2023, ModusLink completed its Ireland and United States strategic reorganization plan and reversed approximately $0.1 million of restructuring accrual. The reversal of unused restructuring charges recorded in the three months ended July 31, 2023 were primarily related to employee termination costs.

The table below summarizes restructuring charges in the statements of operations for employee termination costs:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
(in thousands)	2023	2023	2022
Cost of revenue	(62)	97	$1,200
Selling, general and administrative	—	—	313
	(62)	97	$1,513

Changes to the restructuring liability during the fiscal year ended July 31, 2023 were as follows:

(in thousands)
Balance as of July 31, 2022	$892
Costs incurred	35
Cash payments	(925)
Change in estimates	(2)
Balance as of July 31, 2023	$—

(13)COMMITMENTS AND CONTINGENCIES

Donald Reith v. Warren G. Lichtenstein, et al.

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

After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, the parties submitted an amendment to the Stipulation: (i) increasing the proposed total contribution of the insurers to $3.0 million, (ii) reducing Plaintiff’s counsel’s fee request to $1.6 million, and (iii) providing that if the then pending proposed Merger was consummated, the $3.0 million, minus fees awarded to Plaintiff’s counsel and costs of distribution of up to $125,000, would be distributed to the holders of eligible shares of Common Stock (as defined in the Merger Agreement governing the Merger), other than the Defendants;

provided, however, that no distribution would be required to be made to any holder whose proportionate share of the distribution would be less than $1.00. On September 23, 2022, the court ruled that it was denying approval of the settlement. On September 12, 2023, the court approved a stipulated pretrial and trial schedule culminating in a trial scheduled for September 2024. The possible liability, if any, with respect to this dispute cannot be determined.

On June 6, 2023, the Company received a books and records demand from Reith under Delaware General Corporation Law Section 220 which requests an array of documents for the purported purposes of investigating potential wrongdoing in connection with the April 30, 2023 transaction between Steel Holdings and Steel Connect. The Company is responding to this demand. The possible liability, if any, with respect to this dispute cannot be determined.

Mohammad Ladjevardian v. Warren G. Lichtenstein, et al.

On September 1, 2023, a purported stockholder, Mohammad Ladjevardian, filed a verified complaint alleging a single direct claim for breach of fiduciary duty against members of Steel Connect’s Board of Directors, Steel Holdings, Steel Excel, Inc., and WebFinancial Corporation in connection with the Exchange Transaction. Directors named in the complaint are Warren Lichtenstein, Glen Kassan, and Jack Howard. The complaint alleges that although the challenged transaction was approved by the independent Strategic Planning Committee, the committee failed to obtain a “control premium” or to consider the dilutive effect that the Series E issuance had on the plaintiff’s holdings. Remedies requested include rescission of the Series E shares and a judicially imposed requirement that all future transactions involving Steel Holdings and its affiliates be subject to minority stockholder approval. On September 27, 2023, the entity defendants moved to dismiss the complaint. On October 5, 2023, the individual defendants moved to dismiss the complaint. The possible liability, if any, with respect to this dispute cannot be determined as of this date.

(14)DEFINED BENEFIT PENSION PLANS

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

The plan assets of the two defined benefit plans associated with the ModusLink's Netherlands facility consist of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2023 and 2022, classified by fair value hierarchy:

	Successor		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2023	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$14,926	97%	$—	$—	$14,926
Other investments	388	3%	—	—	388
	$15,314	100%	$—	$—	$15,314

	Predecessor		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2022	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$17,560	98%	$—	$—	$17,560
Other investments	416	2%	—	—	416
	$17,976	100%	$—	$—	$17,976

The following table summarizes the changes in benefit obligation, plan assets and funded status for these plans:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$21,103	$33,584
Adjustment related to unconditional indexation of benefits	1,077	—
Service cost	10	11
Interest cost	679	462
Actuarial gain	(4,885)	(8,674)
Benefits and administrative expenses paid	(275)	(227)
Settlements	(109)	—
Currency translation	1,519	(4,053)
Benefit obligation at end of year	$19,119	$21,103

Change in plan assets
Fair value of plan assets at beginning of year	$17,976	$29,223
Actual return on plan assets	(3,759)	(7,544)
Employer contributions, net	225	5
Settlements	(108)	—
Benefits and administrative expenses paid	(275)	(227)
Currency translation	1,255	(3,481)
Fair value of plan assets at end of year	$15,314	$17,976

Funded status
Current liabilities	$(9)	$(11)
Noncurrent liabilities	(3,796)	(3,116)
Net amounts recognized on the consolidated balance sheets	$(3,805)	$(3,127)
As discussed above, during the year ended July 31, 2020, a Netherlands defined benefit pension plan was amended such that active participants no longer accrued benefits as of January 1, 2020. At that time, the active plan participants were moved into a new defined benefit contribution pension plan. During the fiscal year ended July 31, 2023, the Company recorded an increase of approximately $1.1 million to accrued pension liabilities for the defined benefit pension plan as it was determined that plan participants are entitled to unconditional indexation of benefits for as long as they remain in active service with the Company.
Additionally, as discussed in Note 3 - "Exchange Transaction", the defined benefit pension plan assets were remeasured at fair value as of the date of the Exchange Transaction, which resulted in a $0.5 million decrease to the pension liability, with the offset to goodwill. The incremental decrease of $36.2 thousand to the pension liability was booked to accumulated other comprehensive income in July 2023 based off of the fair value of the defined benefit pension plan assets as of July 31, 2023.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Projected benefit obligation	$19,119	$21,103
Accumulated benefit obligation	$19,119	$21,103
Fair value of plan assets	$15,314	$17,976

The following table summarizes the components of net periodic pension cost:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Service cost	$10	$11
Interest costs	679	462
Expected return on plan assets	(574)	(407)
Amortization of net actuarial loss	9	4
Net periodic pension costs	$124	$70

Assumptions

The table below summarizes the weighted average assumptions used to determine benefit obligations:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
Discount rate	4.21%	2.96%
Rate of compensation increase	—%	—%

The table below summarizes weighted average assumptions used to determine net periodic pension cost:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
Discount rate	3.91%	2.58%
Expected long-term rate of return on plan assets	3.88%	2.51%
Rate of compensation increase	—%	—%

The discount rate reflects the Company's best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as of July 31, 2023 for the appropriate duration of the plan.

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

Benefit Payments

The following table summarizes expected benefit payments from the plans through fiscal year 2032. Actual benefit payments may differ from expected benefit payments. The minimum employer required contributions to the plans are expected to be approximately $0.6 million in fiscal year 2024.

Pension Benefit Payments
(In thousands)
For the fiscal year ending July 31:
2024	$340
2025	372
2026	463
2027	444
2028	509
Thereafter	3,451

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

(15)REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents the Company's revenues from customers with contracts disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Service Lines
Supply chain management services	$40,467	$147,185	$201,344
Other	337	1,098	1,928
	$40,804	$148,283	$203,272
Timing of Revenue Recognition
Services transferred over time	$40,804	$148,283	$203,272
	$40,804	$148,283	$203,272

The table below presents information for the Company's contract balances:

	Successor	Predecessor
	July 31, 2023	July 31, 2022	August 1, 2021
	(In thousands)
Accounts receivable, trade, net	$28,616	$40,083	$36,547
Contract assets	439	369	627

Deferred revenue - current	$2,574	$2,705	$2,212
Deferred revenue - long-term	144	134	108
Total deferred revenue	$2,718	$2,839	$2,320

Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the fiscal years ended July 31, 2023 and 2022 were as follows:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Balance at beginning of period	$3,073	$2,839	$2,320
Deferral of revenue	245	1,595	2,368
Recognition of deferred amounts upon satisfaction of performance obligation	(600)	(1,361)	(1,849)
Balance at end of period	$2,718	$3,073	$2,839

The Company expects to recognize approximately $2.6 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.

(16)OTHER GAINS, NET

The following table presents the components of "Other gains, net":

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Foreign currency exchange gains (losses), net	$446	$(510)	$2,389
Derecognition of accrued pricing liabilities(a)	—	—	860
Other gains, net	5,242	4,471	782
	$5,688	$3,961	$4,031
(a) Refer to Note 3 - "Exchange Transaction" and Note 9 - "Accrued Expenses and Other Current Liabilities" for information on the derecognition of the accrued pricing liabilities.

Other gains, net for the May 1 to July 31, 2023 Successor Period is primarily made up of $5.1 million realized gains recognized on the disposition of the Aerojet shares. See Note 3 - "Exchange Transaction" for more information. Other gains, net for the August 1, 2022 to April 30, 2023 Predecessor Period was primarily due to: (1) $1.9 million gain from proceeds received from the sale of an investment in Tallan, Inc., (2) $1.4 million settlement with a client, and (3) $0.9 million interest income.

(17)SHARE-BASED PAYMENTS

Share-Based Compensation Plans

The Company has adopted share-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. Where applicable, the disclosures below have been adjusted to reflect the Reverse/Forward Stock Split effective June 21, 2023.

On June 12, 2020, the Company's Board of Directors adopted, subject to stockholder approval, the Steel Connect, Inc. 2020 Stock Incentive Compensation Plan ("2020 Incentive Plan"), and on July 23, 2020, the 2020 Incentive Plan was approved. The 2020 Incentive Plan provides that the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and other cash based-awards. The 2020 Incentive Plan replaced the 2010 Incentive Award Plan, as amended (the "2010 Incentive Plan"). The Company also has a 2005 Non-Employee Director Plan (the "2005 Director Plan"). As of July 23, 2020, no additional grants may be issued under the 2010 Incentive Plan. Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan. Under the 2020 Incentive Plan, the Company may grant up to 529,821 shares of common stock of the Company in addition to (i) 393,015 shares of common stock previously available for issuance under the 2010 Incentive Plan and (ii) up to 113,627 shares of common stock subject to outstanding awards under the 2010 Incentive Plan, which if forfeited or lapse unexercised or are settled in cash and are not issued under the prior plan for any reason, may be issued under the 2020 Incentive Plan. As of July 31, 2023, 808,285 shares were available for future issuance under the 2020 Incentive Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board of Directors or to certain officers of the Company in accordance with Securities and Exchange Commission ("SEC") regulations and applicable Delaware law.

During the fiscal year ended July 31, 2023 and 2022, the Company awarded stock-based compensation under the 2020 Incentive Plan.

On December 15, 2017, under the 2010 Incentive Plan, the Board, upon the recommendation of the Special Committee and the Company's Compensation Committee, approved 4.0 million restricted stock grants and 1.5 million market based restricted stock grants to non-employee directors of the Company. The 4.0 million restricted stock vested immediately on the grant date. The 1.5 million market based restricted stock grants do not expire and vest upon the attainment of target stock price hurdles. As of July 31, 2020, 1.0 million of the market based restricted stock grants had met the target stock price hurdles. The restricted stock grants and market based restricted stock grants were fully expensed as of July 31, 2021. As discussed in Note 13 - "Commitments and Contingencies", on August 13, 2021 and February 22, 2022, respectively the Company, together with certain of its current and former directors of the Board, entered into a memorandum of understanding and stipulation of settlement with Donald Reith in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ

(Del. Ch. 2018) class and derivative action. Under the MOU, the stipulation and separate letter agreements between the Company and recipients of the 5.5 million restricted stock and market based restricted stock awards granted In December 2017, the non-employee directors surrendered to the Company an aggregate 2.9 million vested shares and 0.5 million unvested shares.

For the May 1 to July 31, 2023 Successor Period, $0.2 million of share-based compensation expense was recorded in SG&A expenses in the consolidated statements of operations. For the August 1, 2022 to April 30, 2023 Predecessor Period, and the fiscal year ended July 31, 2022 Predecessor Period, $0.5 million and $0.7 million, respectively, of share-based compensation expense was recorded in SG&A expenses in the consolidated statements of operations.

Restricted Stock

Restricted stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance conditions placed on the restricted stock, in which case the restricted stock is expensed using graded vesting. Restricted stock compensation expense for the fiscal years ended July 31, 2023 and 2022 was $0.8 million and $0.7 million, respectively.

A summary of the activity of the Company's restricted stock for the fiscal year ended July 31, 2023, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Share amounts in thousands)
Nonvested stock outstanding, July 31, 2022	51	$13.95
Granted	64	10.97
Vested	(61)	13.32
Forfeited	—	—
Nonvested stock outstanding, July 31, 2023	54	$10.97

The fair value of restricted shares is determined based on the market price of the Company's common stock on the grant date. The total grant date fair value of restricted stock that vested during the fiscal years ended July 31, 2023 and 2022 was approximately $0.8 million and $0.6 million, respectively. As of July 31, 2023, there was approximately $0.3 million of total unrecognized compensation cost related to restricted stock to be recognized over a weighted average period of 0.7 years.

Employee Stock Purchase Plan

The Company offers to its employees an Employee Stock Purchase Plan (the "ESPP") under which an aggregate of 64,286 shares of the Company's stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal year ended July 31, 2023, the Company issued zero shares under the ESPP. During the fiscal year ended July 31, 2022, the Company issued approximately 53 shares under the ESPP. Approximately 8,284 shares are available for future issuance as of July 31, 2023.

(18)INCOME TAXES

The components of income (loss) before provision for income taxes are as follows:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Income (loss) from operations before income taxes:
U.S.	$9,866	$2,021	$(5,189)
Foreign	(2,115)	7,069	7,321
Total income (loss) from operations before income taxes	$7,751	$9,090	$2,132

The components of income tax expense from operations consist of the following:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Current (benefit) provision:
Federal	$72	$487	$—
State	(110)	48	429
Foreign	(110)	1,095	1,918
	(148)	1,630	2,347
Deferred (benefit) provision:
Federal	—	—	8,849
State	—	—	76
Foreign	(250)	—	116
	(250)	—	9,041
Total tax (benefit) provision	$(398)	$1,630	$11,388

As of July 31, 2023, the Company recorded a non-current deferred tax asset of $0.3 and a non-current deferred tax liability of $0.8 million in "Other Assets" and "Other Long-term Liabilities", respectively. As of July 31, 2022, the Company recorded a non-current deferred tax asset of $0.1 million and a non-current deferred tax liability of $0.1 million in "Other Assets" and "Other Long-term Liabilities," respectively. The components of deferred tax assets and liabilities are as follows:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Deferred tax assets:
Accruals and reserves	$2,645	$4,295
Tax basis in excess of financial basis for intangible and fixed assets	175	901
Lease liability	3,574	2,288
Interest expense disallowance	—	2,357
Credit carry forwards	25	25
Net operating loss and capital loss carry forwards	95,832	474,496
Total gross deferred tax assets	102,251	484,362
Less: valuation allowance	(90,436)	(481,178)
Net deferred tax assets	$11,815	$3,184
Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	$(8,446)	$(69)
Right of use asset	(3,454)	(2,154)
Convertible debt	(404)	(917)
Total gross deferred tax liabilities	(12,304)	(3,140)
Net deferred tax liabilities	$(489)	$44

The net change in the total valuation allowance for the fiscal year ended July 31, 2023 was an decrease of approximately $390.7 million. This decrease is primarily due to the U.S. valuation allowance. A valuation allowance has been recorded against the gross deferred tax asset in the U.S and certain foreign subsidiaries since management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2022 was an increase of approximately $24.6 million.

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

The Company determined that the beginning balances related to its deferred tax accounts for both the cumulative net operating loss carryover along with valuation allowance balances needed to be updated due to an immaterial error associated with the return to provision true up. The return to provision true up adjustment related to the calculation of the Company’s stock basis for the IWCO worthless stock deduction. The net impact of the reduction to the beginning balances for the net operating losses and valuation allowances was approximately $4.0 million and did not change any amounts recognized in the consolidated balance sheets or consolidated statements of operations.

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

The Company has estimated its fiscal year 2023 global intangible low-taxed income ("GILTI") inclusion based on its current year foreign activity. The foreign entities have minor earnings and profit adjustments that will be factored in as part of the tax return filing. These amounts are not material and will not have a significant impact on the overall tax provision or disclosure. Due to the net operating losses available in the U.S., the Company is not entitled to a Section 250 deduction, which is why the total income amount has been recorded as the GILTI inclusion. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided in GILTI inclusions of future foreign subsidiary earnings.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $369.9 million and $138.8 million, respectively, at July 31, 2023. As of July 31, 2023, approximately $1.7 billion of net operating loss carryforwards for federal and state tax purposes expired. $273.3 million of the company's federal net operating losses will expire from the fiscal year ending July 31, 2024 through the fiscal year ended July 31, 2038 and the remainder federal net operating losses of $96.6 million has an indefinite carryforward period. The state net operating losses will expire from the fiscal year ended July 31, 2024 through the fiscal year ended July 31, 2042. The Company has a foreign net operating loss carryforward of approximately $69.8 million, of which $67.2 million has an indefinite carryforward period.

Income tax expense attributable to income from continuing operations differs from the expense computed by applying the U.S. federal income tax rate of 21.0% to (loss) income from continuing operations before income taxes as a result of the following:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
		(In thousands)
Computed "expected" income tax expense (benefit)	$1,627	$1,909	$448
Increase (decrease) in income tax expense resulting from:
Change in valuation allowance	(350,469)	(424)	21,703
Foreign tax rate differential	(255)	(50)	56
Nondeductible expenses	459	—	159
Foreign withholding taxes	245	147	134
Foreign other adjustments	(246)	—	951
GILTI	1,141	—	4,775
Addition of uncertain tax position reserves	(430)	11	58
Worthless stock deduction	—	—	(16,860)
State income taxes, net of federal benefit	(1,916)	37	(603)
Expiration of net operating loss	347,462	—	—
Deferred true-up	1,786	—	751
Other	198	—	(184)
Actual income tax (benefit) expense	$(398)	$1,630	$11,388

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. At July 31, 2023 and 2022, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $0.4 million and $0.8 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense. The Company expects that there will be a $0.3 million reduction of the unrecognized tax benefits in the next twelve months related to the U.S. state income tax exposure as a result of a lapse in the applicable statute of limitations.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2020 through July 31, 2023. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2015 through 2022 tax years remain subject to examination in most locations while the Company's 2011 through 2022 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Balance as of beginning of year	$571	$2,140
Additions for current year tax positions	—	—
Currency translation	—	(4)
Reductions for lapses in statute of limitations	(297)	(67)
Reductions for member leaving consolidated group	—	(1,498)
Balance as of end of year	$274	$571

In accordance with the Company's accounting policy, interest related to income taxes is included in the provision for income taxes line of the consolidated statements of operations. For the fiscal years ended July 31, 2023 and 2022, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2023 and 2022, the Company had recorded liabilities for increases in interest expense related to uncertain tax positions for an immaterial amount. The Company expects $0.3 million of unrecognized tax benefits and related interest will reverse in the next twelve months.

(19)EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share

As discussed in Note 2 - "Summary of Significant Accounting Policies", the Reverse/Forward Stock Split was effective on June 21, 2023. The Company’s shares of outstanding common stock and earnings (loss) per share amounts have been retroactively restated for all periods presented for the Reverse/Forward Stock Split. The following table reconciles net income (loss) per share for the periods below:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands, except per share data)
Reconciliation of net income (loss) to net income (loss) attributable to common stockholders after assumed conversions:
Net income (loss) from continuing operations	$8,149	$7,460	$(9,256)
Loss from discontinued operations	—	—	(1,712)
Net income (loss)	8,149	7,460	(10,968)
Less: Preferred dividends on Series C preferred stock	(537)	(1,593)	(2,129)
Net income (loss) available to common stockholders	7,612	5,867	(13,097)
Less: Undistributed earnings allocated to participating securities	(5,803)	—	—
Net income (loss) attributable to common stockholders	$1,809	$5,867	$(13,097)

Effect of dilutive securities:
Dividends on Series C preferred stock	537	1,593	—
Undistributed earnings allocated to Series E preferred stock	5,803	—	—
Net income (loss) attributable to common stockholders - assuming dilution	$8,149	$7,460	$(13,097)

Net income (loss) per common share - basic
Net income (loss) from continuing operations	$0.29	$0.91	$(1.77)
Net loss from discontinued operations	—	—	(0.27)
Net income (loss) attributable to common stockholders	$0.29	$0.91	$(2.04)

Net income (loss) per common share - diluted
Net income (loss) from continuing operations	$0.29	$0.89	$(1.77)
Net loss from discontinued operations	—	—	(0.27)
Net income (loss) attributable to common stockholders	$0.29	$0.89	$(2.04)

Weighted average common shares outstanding - basic	6,177	6,449	6,425
Effect of dilutive securities:
Common stock equivalents - Restricted stock and restricted stock shares	60	55	—
Common stock equivalents - Series C Preferred Stock	1,913	1,913	—
Common stock equivalents - Series E Preferred Stock	19,810	—	—
Weighted average common shares outstanding - diluted	27,960	8,417	6,425

As of July 31, 2023, the Company calculates basic and diluted net income (loss) per common share using the two-class method, as the Series E Convertible Preferred Stock issued in the Exchange Transaction meets the definition of a participating security. The two-class method is an allocation formula that determines net income (loss) per common share for each share of common stock and Series E Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series E Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Series E Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends or other distributions on the shares of Common Stock as if, immediately prior to each record date for payment of dividends or other distributions on the Common Stock, shares of Series E Preferred Stock then outstanding were converted into shares of Common Stock. Basic net income (loss) per common share is computed by dividing net income (loss) allocated to common stockholders for the period by the weighted average number of common shares outstanding for the period. Net income (loss) available to common stockholders for the period includes dividends paid to common stockholders during the period plus a proportionate share of undistributed net income (loss) allocable to common stockholders for the period; the proportionate share of undistributed net income allocable to common stockholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of restricted common stock (calculated based on the treasury stock method) and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method), using the more dilutive of either the two-class method or as-converted stock method.

The Company was not required to apply the two-class method during the Predecessor Period as there were no participating securities, and as such, there were no changes to the Predecessor Period other than the retroactive restatement for the Reverse/Forward Stock Split discussed previously.

For the fiscal year ended July 31, 2022 Predecessor Period during which the Company recorded a net loss, diluted net loss per share is equal to basic net loss per share because the effect of dilutive securities outstanding is anti-dilutive. The below details certain exclusions from the calculation of diluted net income per share for the May 1 to July 31, 2023 Successor Period and the August 1, 2022 to April 30, 2023 Predecessor Period as their inclusion would have been antidilutive:

For the May 1 to July 31, 2023 Successor Period, $0.2 million of interest expense, net of tax impact related to the SPHG Note was excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive.

For the August 1, 2022 to April 30, 2023 Predecessor Period, $2.3 million of interest expense, net of tax impact related to the SPHG Note were excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive.

For the May 1 to July 31, 2023 Successor Period, 0.6 million common stock equivalent shares (including those related to the SPHG Note) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive.

For the August 1, 2022 to April 30, 2023 Predecessor Period, 0.6 million common stock equivalent shares (including those related to the SPHG Note) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive.

(20)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) represents the cumulative other comprehensive income (loss) items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income (Loss).

As discussed in Note 1, "Nature of Operations", we have elected to apply push-down accounting as of the Exchange Transaction date, May 1, 2023. As part of this election, the Company's accumulated other comprehensive income (loss) was reset to zero at the Exchange Transaction date.

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2021 (Predecessor)	$9,762	$(2,600)	$7,162
Foreign currency translation adjustment	(3,699)	—	(3,699)
Pension liability adjustments	—	677	677
Net current-period other comprehensive (loss) income	(3,699)	677	(3,022)
Accumulated other comprehensive income (loss) at July 31, 2022 (Predecessor)	6,063	(1,923)	4,140
Foreign currency translation adjustment	999	—	999
Pension liability adjustments	—	(1,078)	(1,078)
Net current-period other comprehensive income (loss)	999	(1,078)	(79)
Accumulated other comprehensive income (loss) at April 30, 2023 (Predecessor)	7,062	(3,001)	4,061
Application of pushdown accounting	(7,062)	3,001	(4,061)
Accumulated other comprehensive income (loss) at May 1, 2023 (Successor)	—	—	—
Foreign currency translation adjustment	(623)	—	(623)
Pension liability adjustments	—	36	36
Net current-period other comprehensive (loss) income	(623)	36	(587)
Accumulated other comprehensive income (loss) at July 31, 2023 (Successor)	$(623)	$36	$(587)

In both the fiscal years ended July 31, 2023 and 2022, the Company recorded an immaterial amount in taxes related to other comprehensive income (loss).

(21)STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The amount of cash, cash equivalents and restricted cash as of July 31, 2023 and 2022 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Cash and cash equivalents	$121,372	$53,142
Funds held for clients	2,031	4,903
Cash, cash equivalents and restricted cash	$123,403	$58,045

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
		(In thousands)
Cash paid for interest	$9	$1,145	$1,237
Cash paid for income taxes	$3,008	$—	$2,364

Cash paid for taxes can be lower than income tax expense as shown on the Company's consolidated statements of operations due to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-Cash Activities

Non-cash investing activities during the Successor Period included $154.5 million for unsettled proceeds from the disposition of the Aerojet shares. The proceeds were received in August 2023.

Non-cash financing activities during the Successor Period included the issuance of $202.7 million of Series E Preferred Stock in exchange for 3.6 million shares of common stock, par value $0.10 per share, of Aerojet held by Steel Holdings in the Exchange Transaction. Additionally, non-cash financing activities during the fiscal years ended July 31, 2023 and 2022 included the issuance of approximately 0.1 million and 0.1 million shares, respectively, of non-vested common stock, valued at approximately $0.7 million and $0.7 million, respectively, to certain employees and non-employees of the Company. The Company also approved $57.4 thousand of accelerated compensation cost related to unvested shares that were approved to vest.

(22)STOCKHOLDERS' EQUITY

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

Series C Preferred Stock

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement (the "Purchase Agreement") with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock, par value $0.01 per share (the "Series C Convertible Preferred Stock"), to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the "Series C Convertible Preferred Stock Transaction"). The terms, rights, obligations and preferences of the Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the "Series C Certificate of Designations"), which has been filed with the Secretary of State of the State of Delaware.

Under the Series C Certificate of Designations, each share of Series C Convertible Preferred Stock can be converted into shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), at an initial conversion price equal to $18.29 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Series C Convertible Preferred Stock will also receive dividends at 6% per annum payable, at the Company's option, in cash or Common Stock. If at any time the closing bid price of the Company's Common Stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Series C Convertible Preferred Stock to convert all, or any whole number, of shares of the Series C Convertible Preferred Stock into Common Stock.

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Series C Convertible Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Series C Convertible Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) 100% of the stated value per share of Series C Convertible Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock dividend, stock split, stock combination, reclassification or other similar transactions with respect to the Series C Convertible Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Series C Convertible Preferred Stock, in each case as the date of the triggering event.

On or after December 15, 2022, each holder of Series C Convertible Preferred Stock can also require the Company to redeem its Series C Convertible Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).

Each holder of Series C Convertible Preferred Stock has a vote equal to the number of shares of Common Stock into which its Series C Convertible Preferred Stock would be convertible as of the record date, provided that the number of shares voted is based upon a conversion price which is no less than the greater of the book or market value of the Common Stock on the closing date of the purchase of the Series C Convertible Preferred Stock. In addition, for so long as the Series C Convertible Preferred Stock remains outstanding, the Company will not, directly or indirectly, and including in each case with respect to any significant subsidiary, without the affirmative vote of the holders of a majority of the Series C Convertible Preferred Stock (i) liquidate, dissolve or wind up the Company or any significant subsidiary; (ii) consummate any transaction that would constitute or result in a Liquidation Event (as defined in the Series C Certificate of Designations); (iii) effect or consummate any Prohibited Issuance (as defined in the Series C Certificate of Designations); or (iv) create, incur, assume or suffer to exist any Indebtedness (as defined in the Series C Certificate of Designations) of any kind, other than certain existing Indebtedness of the Company and any replacement financing thereto, unless any such replacement financing is on substantially similar terms as such existing Indebtedness.

The Purchase Agreement provides that the Company will use its commercially reasonable efforts to effect the piggyback registration of the Common Stock issuable on the conversion of the Series C Convertible Preferred Stock and any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing, with the SEC in the manner reasonably requested by the holder and the qualification of the securities in all states reasonably requested by the holder, in each case, in accordance with certain enumerated conditions. The Purchase Agreement also contains other representations, warranties and covenants, customary for an issuance of Series C Convertible Preferred Stock in a private placement of this nature.

The Series C Convertible Preferred Stock Transaction was approved and recommended to the Board of Directors by the Special Committee of the Board of Directors consisting of independent directors not affiliated with Steel Holdings GP, which controls the power to vote and dispose of the securities held by SPHG Holdings and its affiliates.

Series E Preferred Stock

On May 1, 2023, the Company and Steel Holdings executed a series of agreements in which the Steel Partners Group agreed to transfer certain marketable securities held by the Steel Partners Group to Steel Connect in exchange for 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock”, and, such transfer the “Transfer and Exchange Agreement”). Pursuant to the Transfer and Exchange Agreement, the Company held a special stockholders’ meeting on June 6, 2023 (the “Special Meeting”) to consider and vote upon the rights of the Series E Preferred Stock to vote and receive dividends together with the Common Stock on an as-converted basis and the issuance of the Company's common stock (the "Common Stock") upon conversion of the Series E Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq (the “Nasdaq Proposal”). Following approval of the Nasdaq Proposal by the Steel Connect stockholders (the “Stockholder Approval”), the Series E Convertible Preferred Stock became convertible into an aggregate of 19.8 million shares of the Common Stock, and votes together with the Common Stock and participates in any dividends paid on the Common Stock, in each case on an as-converted basis. Refer to Note 25 - "Related Party Transactions" for more information on the Voting Agreement.

The terms, rights, obligations and preferences of the Series E Convertible Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (the “Series E Certificate of Designations”), which are summarized below:

Any holder of the Series E Convertible Preferred Stock (“Holder”), may, at its option, convert all or any shares of Series E Convertible Preferred Stock held by such Holder into Common Stock based on a conversion price of $10.27 (the “Conversion Price”) per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, or similar transaction by delivering to the Company a conversion notice.

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

Prior to obtaining the Stockholder Approval, the Series E Convertible Preferred Stock was non-voting and did not have the right to vote on any matters presented to the stockholders of the Company. Following the date on which Stockholder Approval was obtained, which was approved by the Company's stockholders at the special stockholders' meeting held on June 6, 2023, each Holder is now entitled to vote with holders of outstanding shares of Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration (whether at a meeting of stockholders of the Company, by written action of stockholders in lieu of a meeting or otherwise), except as provided by law. In any such vote, each Holder is entitled to a number of votes equal to the largest number of whole shares of Common Stock into which all shares of Series E Convertible Preferred Stock held of record by such Holder is convertible as of the record date for such vote or written consent or, if there is no specified record date, as of the date of such vote or written consent.

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

Reverse/Forward Stock Split

At the special stockholders meeting held on June 6, 2023, the stockholders approved proposals to amend the Company’s restated certificate of incorporation (the “Charter”), to effect a 1-for-3,500 reverse stock split of the common stock (the “Reverse Stock Split”), followed immediately by a 375-for-1 forward stock split of the common stock (the “Forward Stock Split,” and, together with the Reverse Stock Split, the “Reverse/Forward Stock Split”). On June 7, 2023, the Board approved the Reverse/Forward Stock Split, and as such, the Board directed the Company to file with the State of Delaware certificates of amendment to our Charter to effectuate the Reverse/Forward Stock Split. The Reverse/Forward Stock Split was effective on June 21, 2023 (the “Effective Date”). The Company’s common stock began trading on a Reverse/Forward Stock Split-adjusted basis on the Nasdaq Capital Market when the market opened on June 22, 2023. The trading symbol for the Company’s common stock remains “STCN.”

No fractional shares were issued in connection with the Reverse/Forward Stock Split. Shares held by stockholders who held fewer than 3,500 of the Company’s common stock immediately prior to the Reverse Stock Split were converted into the right to receive a payment in cash (without interest) equal to the fair value of such shares as of the time when those entitled to receive such payments were determined, which shall be an amount equal to such number of shares of Company’s common stock held multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, and each share of Company’s common stock held by a stockholder of record owning 3,500 shares or more immediately prior to the effective time of the Reverse Stock Split were converted into a new number of shares of Company’s common stock based on a ratio of 375 shares of the Company’s common stock for each share of the Company’s common stock owned immediately following the Reverse Stock Split, including any fractional shares owned following the Reverse Stock Split; however, with respect to any fractions of a share of Company Common Stock that may be held as a result of the Forward Stock Split, stockholders received a payment in cash (without interest) equal to the fair value of such fractions as of the time when those entitled to receive such fractions are determined, which was an amount equal to such fractions multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

The number of shares of authorized Company’s common stock did not change as a result of the Reverse/Forward Stock Split; however, the number of shares of outstanding Company’s common stock decreased as a result of the Reverse/Forward Stock Split.

Accordingly, all share and per-share amounts for the current period and prior periods have been adjusted to reflect the Reverse/Forward Stock Split.

The number of shares of Company’s common stock issuable upon the exercise of Series C Preferred Stock and the Series E Preferred Stock immediately prior to the Reverse/Forward Stock Split were proportionately decreased and the conversion price of the Series C Preferred Stock and the Series E Preferred Stock were proportionately increased, effective as of June 21, 2023, the close of business on the date of such Reverse/Forward Stock Split. Our authorized preferred stock was not affected by the reverse stock split and continues to be 3,535,000 shares of preferred stock, with a par value of $0.01 per share. For details of the effects of the Exchange Transaction see Note 3, "Exchange Transaction".

(23)FAIR VALUE MEASUREMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2023 and 2022, classified by fair value hierarchy:

	Successor	Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,090	$31,090	$—	$—

Liabilities:
SPHG Note	$12,461	$—	$—	$12,461

	Predecessor	Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2022	Level 1	Level 2	Level 3
Assets:
Money market funds	$31,756	$31,756	$—	$—

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
As of July 31, 2022, the Company did not measure the fair value of the SPHG Note on a recurring basis, as the assumption was that the carrying value of the liability component of the SPHG Note approximated fair value because the stated interest rate of this debt was consistent with current market rates. In conjunction with the application of pushdown accounting, the Company will now measure the fair value of the SPHG on a recurring basis. Refer to Note 3 - "Exchange Transaction" and Note 10 - "Debt" for further details. The Company estimates the value of the SPHG Note using a Binomial Lattice Model. Key inputs in the valuation include the trading price and volatility of Steel Connect's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The Company recognized $0.5 million in unrealized losses in Other gains, net within the consolidated statements of operations for the Successor Period as a result of the fair value measurement performed at July 31, 2023.
Following is a summary of changes in the SPHG Note measured using Level 3 inputs:

Balance as of May 1, 2023 (Successor):	$13,006
Principal repayment	(1,000)
Unrealized losses	455
Balance as of July 31, 2023 (Successor)	$12,461
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets are money market funds. These are valued at quoted market prices in active markets.

(24)SEGMENT INFORMATION

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

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Net revenue:
Supply Chain	$40,804	$148,283	$203,272
Total segment net revenue	$40,804	$148,283	$203,272
Operating income:
Supply Chain	3,328	16,488	11,318
Total segment operating income	3,328	16,488	11,318
Corporate-level activity	(1,707)	(9,699)	(10,155)
Total operating (loss) income	1,621	6,789	1,163
Total other income	6,130	2,301	969
Income before income taxes	$7,751	$9,090	$2,132

	Successor	Predecessor
	July 31, 2023	July 31, 2022
	(In thousands)
Total assets:
Supply Chain	$146,614	$101,637
Corporate	264,567	36,112
Total assets	$411,181	$137,749

Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Capital expenditures	$807	$1,311	$1,485
Depreciation expense	456	1,427	2,220

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Mainland China	$14,649	$48,049	$72,210
United States	8,800	38,262	50,426
Netherlands	5,774	15,149	24,483
Singapore	4,448	14,940	19,903
Czech	3,336	19,497	16,342
Other	3,797	12,386	19,908
Total consolidated net revenue	$40,804	$148,283	$203,272

(25)RELATED PARTY TRANSACTIONS

As of July 31, 2023, SPHG Holdings and its affiliates, including Steel Holdings, HNH and SPL, beneficially owned approximately 85.9% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our Common Stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director.

Upon closing of the Exchange Transaction on May 1, 2023, the Company became a consolidated subsidiary of Steel Holdings as described in Note 1 - "Nature of Operations" and Note 3 - "Exchange Transaction". After May 1, 2023, transactions between Steel Holdings and the Company are eliminated in consolidation by Steel Holdings.

SPHG Note Transaction

On February 28, 2019, the Company entered into that certain SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due March 1, 2024.

On March 9, 2023 (the "Amendment Date"), the Company and SPHG Holdings entered into an amendment to the SPHG Note. Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months from March 1, 2024 to September 1, 2024. The Company repaid $1.0 million in principal amount of the SPHG Note on the Amendment Date, and repaid an additional $1.0 million principal amount of the note on June 9, 2023. In connection with the SPHG Note Amendment, the Company also paid SPHG Holdings a cash amendment fee of $0.1 million, and derecognized $0.2 million of the debt discount in proportion to the reduction of the principal balance on the Amendment Date in the fiscal third quarter. No other changes were made to the terms of the SPHG Note besides the items discussed.

As of July 31, 2023, SPHG Holdings held $12.9 million principal amount of the SPHG Note, compared to $14.9 million principal amount at July 31, 2022. As of July 31, 2023 and 2022, the net carrying value of the SPHG Note was $12.5 million and $11.0 million, respectively. Refer to Note 10 – “Debt” and Note 23 - "Fair Value Measurements" for further information. During the May 1 to July 31, 2023 Successor Period, the Company recognized interest expense of $0.3 million associated with the SPHG Note. During the August 1, 2022 to April 30, 2023 Predecessor Period, and the fiscal year ended July 31, 2022 Predecessor Period, the Company recognized interest expense of $2.5 million and $2.8 million, respectively, associated with the SPHG Note.

Preferred Stock Transactions

Refer to Note 22 – “Stockholders’ Equity” for information on the Series C Preferred Stock Purchase Agreement with SPHG Holdings. During each of the fiscal years ended July 31, 2023 and 2022, the Company paid dividends of $2.1 million and $2.1 million, respectively, associated with the Series C Convertible Preferred Stock.

Refer to Note 22 – “Stockholders’ Equity” for information on the Transfer and Exchange Agreement with the Steel Partners Group, where the Company exchanged 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect for certain marketable securities held by the Steel Partners Group.

Stockholders' Agreement

Concurrently with the execution of the Transfer and Exchange Agreement, the Company, Steel Holdings, Steel Excel, WebFinancial, WHX CS, LLC, WF Asset Corp., Steel Partners Ltd., Warren G. Lichtenstein and Jack L. Howard (together, the "SP Investors") entered into a Stockholders' Agreement dated as of April 30, 2023 (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, the parties agreed to certain aspects of the Company's governance, including the maintenance of the Board size at seven directors and the creation of an Independent Audit Committee or Disinterested Audit Committee (as defined therein).

The Stockholders' Agreement further provides that (a) prior to September 1, 2025 the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the following: (i) a voluntary delisting of the common stock from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the common stock, Steel Connect ceasing to be an SEC reporting company, or Steel Connect filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment to the terms of the Management

Services Agreement (the "Services Agreement") dated June 14, 2019, by and between Steel Connect and Steel Services Ltd.; and (iii) any related party transaction between Steel Connect and the SP Investors and their subsidiaries and affiliates; (b) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going private transaction pursuant to which Steel Holdings or its subsidiaries or affiliates acquires the outstanding shares of common stock they do not own (or any alternative transaction that would have the same impact); and (c) until the Final Sunset Date, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between Steel Connect and the SP Investors; or (ii) prior to any transfer of equity interests in Steel Connect by the members of the SP Group (as defined in the Stockholders' Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in Steel Connect that are held by the members of the SP Group being held by one corporate entity.

The Stockholders' Agreement also provides that 70% of the net proceeds received by the Company upon resolution of the Reith litigation will be distributed to the Company’s stockholders with the SP Investors agreeing to waive their portion of any such distribution to the extent of any shares of common stock held as of the date of the Stockholders’ Agreement or issuable upon conversion of the Series E Convertible Preferred Stock held by the SP Investors and the Series C Convertible Preferred Stock of Steel Connect, and the SPHG Note. Any amendment to the Stockholders’ Agreement by the Company prior to the date that any person or group of related persons owns 100% of the equity securities of the Company requires the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable.

Voting Agreement

Concurrently with the execution of the Transfer and Exchange Agreement, the SP Investors and the Company entered into a Voting Agreement, dated as of April 30, 2023 (the “Voting Agreement”). Pursuant to the terms and conditions set forth in the Voting Agreement, each SP Investor agreed to (i) vote, or cause to be voted, all securities of the Company beneficially owned by each such SP Investor for the approval of the Nasdaq Proposal and against any transaction or proposal that may delay, impair or nullify the approval of the Nasdaq Proposal; (ii) not enter into an agreement to vote in a manner inconsistent with the foregoing; and (iii) not transfer such Shares of common stock and Subject Shares (as defined in the Stockholders' Agreement), without the prior consent of the Company’s audit committee, subject to certain standard exceptions. As the SP Investors already owned more than a majority of the voting power of the Company when they signed the Voting Agreement, approval of the Nasdaq Proposal was assured, and approval was received at a special meeting of stockholders held on June 6, 2023. The Steel Connect Board, acting on the unanimous recommendation of a strategic planning committee of the Steel Connect Board consisting solely of independent and disinterested directors of Steel Connect , approved the Transaction. Refer to Note 22 – “Stockholders’ Equity” for more information on the Transfer and Exchange Agreement with the Steel Partners Group.

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

Total expenses incurred related to the management services agreement for the Successor and Predecessor periods are below and are recorded within the consolidated statements of operations to Selling, general and administrative expense:

	Successor	Predecessor
	May 1 to July 31,	August 1, 2022 to April 30,	Fiscal Year Ended July 31,
	2023	2023	2022
	(In thousands)
Management services agreement expenses	$617	$1,736	$3,008

As of July 31, 2023 and 2022, amounts due to Steel Services were $0.7 million and $1.0 million, respectively and are recorded within the consolidated balance sheets as a component of Accounts payable.

ITEM 9.— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of July 31, 2023.

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

Under the supervision of and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal year ended July 31, 2023, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our definitive proxy statement on Schedule 14A filed with the SEC on July 31, 2023.

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

Equity Compensation Plan Information as of July 31, 2023

The following table sets forth certain information regarding the Company's equity compensation plans as of July 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	816,569	(1)(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	816,569
_____________
(1)Includes:
▪Approximately 8,284 shares available for issuance under the Company's Amended and Restated 1995 Employee Stock Purchase Plan, as amended.
▪808,285 shares available for future issuance under the 2020 Stock Incentive Compensation Plan.
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

(a) 3. Exhibits.

The exhibits listed in the Exhibit Index are filed, furnished or incorporated by reference in this Annual Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1†
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

3.12
Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Steel Connect, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with on May 1, 2023.

3.13
Certificate of Elimination of the Series A Junior Participating Preferred Stock of Steel Connect, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2023.

3.14
Certificate of Amendment to the Restated Certificate of Incorporation of Steel Connect, Inc., filed with the Secretary of State of the State of Delaware on June 21, 2023 is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2023.

3.15
Certificate of Amendment to the Restated Certificate of Incorporation of Steel Connect, Inc., filed with the Secretary of State of the State of Delaware on June 21, 2023 is incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 22, 2023.

4.1	Specimen stock certificate representing the Registrant’s Common Stock is incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2015.

4.2	Description of Registrant's Securities is incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed on October 15, 2019.

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

4.6
Amendment No. 1 to Convertible Note dated March 9, 2023 is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2023.

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

10.10	Amendment No. 1 to Management Services Agreement, dated as of October 27, 2022, between Steel Services Ltd. and Steel Connect, Inc.

10.11**	Amendment No. 2 to Management Services Agreement, dated as of October 25, 2023, between Steel Services Ltd. and Steel Connect, Inc.

10.12**	Management Services Agreement, dated as of October 25, 2023, between Steel Services Ltd. and ModusLink Corporation.

10.13*	Steel Connect, Inc. 2020 Stock Incentive Compensation Plan is incorporated herein by reference to Appendix II of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on June 29, 2020.

10.14*
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

10.17
First Amendment to Credit Agreement dated March 13, 2023 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2023.

10.18
Transfer and Exchange Agreement, dated as of April 30, 2023, by and among Steel Partners Holdings L.P., Steel Excel, Inc., WebFinancial Holding Corporation and Steel Connect, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2023.

10.19
Stockholders’ Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holdings L.P., and the other stockholders signatory therein is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2023.

10.20
Voting Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holding L.P., WebFinancial Holding Corporation, WHX CS, LLC, WF Asset Corp., Steel Partners, Ltd., Warren G. Lichtenstein, and Jack L. Howard is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 1, 2023.

10.21*	ModusLink Corporation Long Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

10.22*	Form of Award Agreement Under the ModusLink Corporation Long Term Incentive Plan is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 31, 2023.

21**	Subsidiaries of the Registrant.

23.1**	Consent of BDO USA, P.C.

24.1**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Steel Connect Inc. Policy for the Recovery of Erroneously Awarded Compensation

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Audited Consolidated Balance Sheet as of July 31, 2023, (ii) Audited Consolidated Statement of Operations for the fiscal year ended July 31, 2023, (iii) Audited Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended July 31, 2023, (iv) Audited Consolidated Statement of Stockholders' Equity (Deficit) for the fiscal year ended July 31, 2023, (v) Audited Consolidated Statement of Cash Flows for the fiscal year ended July 31, 2023 and (vi) Notes to Audited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

STEEL CONNECT, INC.

Date: November 8, 2023	By:	/S/ WARREN G. LICHTENSTEIN
Warren G. Lichtenstein
Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Warren G. Lichtenstein and Ryan O'Herrin, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ WARREN G. LICHTENSTEIN	Interim Chief Executive Officer, Executive Chairman of the Board and Director	November 8, 2023
Warren G. Lichtenstein	(Principal Executive Officer)

/S/ RYAN O'HERRIN	Chief Financial Officer	November 8, 2023
Ryan O'Herrin	(Principal Financial Officer)

/S/ GARY W. TANKARD	Chief Accounting Officer	November 8, 2023
Gary W. Tankard	(Principal Accounting Officer)

/S/ JEFFREY J. FENTON	Director	November 8, 2023
Jeffrey J. Fenton

/S/ GLEN M. KASSAN	Vice Chairman and Director	November 8, 2023
Glen M. Kassan

/S/ JOSEPH MARTIN	Director	November 8, 2023
Joseph Martin

/S/ JEFFREY S. WALD	Director	November 8, 2023
Jeffrey S. Wald

/S/ JACK L. HOWARD	Director	November 8, 2023
Jack L. Howard

/S/ RENATA SIMRIL	Director	November 8, 2023
Renata Simril