Form 10-K/A
period 2023-07-31
Steel Connect, Inc.
filed 2023-11-28
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number: 001-35319

Steel Connect, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(914) 461-1276

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	STCN	Nasdaq Capital Market
Rights to Purchase Series D Junior Participating Preferred Stock	--	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $76.8 million.

On November 13, 2023, the Registrant had 6,267,230 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
BDO USA, P.C.	New York, NY	243

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Steel Connect, Inc. (the “Company”) for the year ended July 31, 2023 (“Fiscal 2023”), filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2023 (the “Original Form 10-K”), is to include the information required by Part III, Items 10 through 14. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors and filed no later than 120 days after an issuer’s fiscal year end. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to a proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

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

STOCK SPLIT

On June 21, 2023, the Company filed a certificate of amendment to the Company’s restated certificate of incorporation (the “Charter”) with the Secretary of State of the State of Delaware to effect a 1-for-3,500 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), followed immediately by the filing of a certificate of amendment to the Charter with the Secretary of State of the State of Delaware to effect a 375-for-1 forward stock split of the Common Stock (the “Forward Stock Split,” and, together with the Reverse Stock Split, the “Reverse/Forward Stock Split”). On a net basis, the Reverse/Forward Stock Split resulted in an approximate 1-for-9.333 reverse stock split. The Common Stock began trading on a Reverse/Forward Stock Split-adjusted basis on The Nasdaq Stock Market LLC (“Nasdaq”) when the market opened on June 22, 2023. As a result, except as otherwise noted, all share numbers in this Amendment have been adjusted to reflect the Reverse/Forward Stock Split.

i

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About our Board of Directors

Set forth below are the names of the directors (“Directors”) of the Company and their principal occupations at present and for the past five years. Our Board of Directors (the “Board”) currently has seven members and is divided into three classes, with a class of Directors elected each year for a three-year term. No family relationships exist between any Directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Current Position with the Company	Director Since
Warren G. Lichtenstein	Class I Director, Interim Chief Executive Officer and Executive Chairman	March 2013
Glen M. Kassan	Class I Director	March 2013
Jack L. Howard	Class II Director	December 2017
Joseph Martin	Class II Director	September 2023
*Jeffrey J. Fenton(1)(2)	Class III Director	November 2010
*Jeffrey S. Wald(1)(2)(3)	Class III Director	February 2012
*Renata Simril(2)(3)	Class III Director	October 2020

+	As of November 13, 2023.
*	Independent
(1)	Member of the Organization and Compensation Committee of the Board (the “Compensation Committee”).
(2)	Member of the Audit Committee of the Board (the “Audit Committee”).
(3)	Member of the Nominating and Corporate Governance Committee of the Board (the “Governance Committee”).

As used below, the term “2024 Annual Meeting of Stockholders” refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2024, the term “2025 Annual Meeting of Stockholders” refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2025 and the term “2026 Annual Meeting of Stockholders” refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2026.

Class III Directors Continuing in Office until the 2024 Annual Meeting of Stockholders

Jeffrey J. Fenton. Mr. Fenton, age 66, has served as a Director of the Company since November 2010. Mr. Fenton was initially appointed to the Board pursuant to a Settlement Agreement among the Company, LCV Capital Management, LLC, Raging Capital Management, LLC and certain of their affiliates, dated October 20, 2010. He served as Senior Vice President, Business Development of United Rentals, Inc., a construction and industrial equipment rental company, from January 2013 to June 2022. Since March 2004, Mr. Fenton has served as a principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. Mr. Fenton previously served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services, Global Motorsports Group, Inc. and Transamerica Trailer Leasing Co. Mr. Fenton earned a Bachelor of Science degree in Mechanical Engineering from Northeastern University and a Master of Science degree in Management from Massachusetts Institute of Technology. Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.

Jeffrey S. Wald. Mr. Wald, age 49, has served as a Director of the Company since February 2012. Mr. Wald was elected to the Board at the Company’s 2011 annual meeting of stockholders after being nominated for election by Peerless Systems Corporation. Mr. Wald is currently the Founder and CEO of Boomerang Intelligence, an enterprise software platform that enables companies to engage with their former workers. From May 2010 until September 2020, Mr. Wald was the President, Chief Operating Officer and Chief Financial Officer of Work Market, Inc., an enterprise software platform that enables companies to manage their on-demand labor (sold to Automated Data Processing, Inc. in January 2018), and of which he was the Founder. From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P., an activist hedge fund manager. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company (sold to Buddy Media Corporation), of which he is also the Founder. From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm that invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co. From 2010 to 2022, Mr. Wald served as a director of CoStar Technologies, Inc., where he also served on the audit committee. From 2010 to 2012, Mr. Wald served as a director of Peerless Systems Corporation, and from 2009 to 2010 he served on the board of directors of Register.com. Mr. Wald holds a Master of Business Administration from Harvard University and a Master of Science and Bachelor of Science from Cornell University. Mr. Wald brings to the Board substantial experience in the areas of technology, principal investing and operations, as well as his knowledge of corporate governance, accounting and financial expertise.

Renata Simril. Ms. Simril, age 55, has served as a Director of the Company since October 2020. Since January 2016, Ms. Simril has served as the President and Chief Executive Officer of the LA84 Foundation, a non-profit organization supporting youth sports and the legacy of the 1984 Summer Olympics in Los Angeles. Ms. Simril is also President of the Los Angeles City Recreation and Park Commission, and serves on the board of the Los Angeles Sports and Entertainment Commission, and the board and audit committee of the Los Angeles Dodgers Foundation. Before joining the LA84 Foundation, Ms. Simril served as Senior Vice President and Chief of Staff to the publisher of the Los Angeles Times from November 2014 to September 2015, where she oversaw staff operations and budgeting for the newsroom and business operations with over 900 employees. Her earlier career included three seasons with the Los Angeles Dodgers, a major league baseball team, where she served as Senior Vice President of External Affairs and managed the team’s community relations and charitable foundation. Ms. Simril also worked for over a decade in real estate development with Jones Lang LaSalle Incorporated, a commercial real estate services company, Forest City Enterprise, a previously publicly traded commercial real estate company, and LCOR, Inc., a real estate investment and development firm, where she managed the acquisition, entitlement, finance and development of multi-million dollars projects. Ms. Simril has a bachelor’s degree in urban studies from Loyola Marymount University and a master’s degree in real estate development from the University of Southern California. Ms. Simril brings to the Board more than 25 years of diversified experience in all areas of economic development policy, municipal finance, real estate finance and development, sports and philanthropy.

Class I Directors Continuing in Office until the 2025 Annual Meeting of Stockholders

Warren G. Lichtenstein. Mr. Lichtenstein, age 58, has served as the Chairman of the Board and as a Director of the Company since March 2013, and as its Executive Chairman since June 2016. Effective December 4, 2018, Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company. Mr. Lichtenstein had previously served as the Company’s Interim Chief Executive Officer from March 2016 until June 2016. Mr. Lichtenstein has served as Executive Chairman of the Board of Steel Partners Holdings GP Inc. (“Steel Holdings GP”) since February 2013 and had previously served as its Chief Executive Officer and Chairman from July 2009 to February 2013. Steel Holdings GP is the general partner of Steel Partners Holdings L.P. (“Steel Holdings”), a diversified holding company listed on the New York Stock Exchange that engages in multiple businesses. Mr. Lichtenstein has been associated with Steel Holdings and its predecessors and affiliates since 1990. He previously served as Chairman of the Board of Handy & Harman Ltd. (“HNH”), a wholly-owned subsidiary of Steel Holdings and previously a Nasdaq-listed company. He has served on the board of PCS-Mosaic Holdings LLC, a systems, software and training national security company, since April 2022. Mr. Lichtenstein served as a director of Aerojet Rocketdyne Holdings, Inc., a New York Stock Exchange-listed manufacturer of aerospace and defense products with a real estate business segment, from March 2008 until July 2022, including as the chairman of its board March 2013 to June 2016 and its Executive Chairman from June 2016 until July 2022. Mr. Lichtenstein served as a director of Steel Excel, a diversified holding company and wholly-owned subsidiary of Steel Holdings and previously a Nasdaq-listed company, from October 2010 until April 2021. Mr. Lichtenstein served as a director of SL Industries, Inc. (“SLI”), a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment, from March 2010 until it was acquired by HNH in June 2016. SLI was listed on the New York Stock Exchange until its acquisition as a wholly-owned subsidiary of Steel Holdings. Mr. Lichtenstein is also a director of the Steel Partners Foundation and of the Federal Law Enforcement Foundation. Mr. Lichtenstein studied at Tulane University and the University of Pennsylvania, receiving a Bachelor of Arts in Economics from the latter. Mr. Lichtenstein brings to the Board extensive experience in corporate finance, executive management and investing, deep knowledge from serving as a director and advisor to a diverse group of public companies, and significant operations experience in manufacturing, aerospace, defense, banking and the Steel Business System (the methodology used by Steel Holdings to invest and to manage its businesses).

Glen M. Kassan. Mr. Kassan, age 80, has served as a Director of the Company since March 2013. He served as the Company’s Chief Administrative Officer from May 2014 until January 2015. Mr. Kassan served as a director of HNH from July 2005 until May 2015, including as vice chairman of its board from October 2005 until May 2015. He served as HNH’s Chief Executive Officer from October 2005 until December 2012. He has been associated with Steel Holdings and its affiliates since August 1999, and is currently an employee of Steel Services, Ltd. (“Steel Services”). Steel Services is an indirect wholly-owned subsidiary of Steel Holdings. He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of Steel Holdings from June 2000 to April 2007. He served as a director of SLI from January 2002, and the chairman of its board from May 2008, until SLI was acquired by HNH in June 2016. He previously served as the vice chairman of SLI’s board from August 2005 to May 2008, its President from February 2002 to August 2005, its interim Chief Executive Officer in June 2010 and its interim Chief Financial Officer from June 2010 to August 2010. Mr. Kassan brings to the Board his years of experience and record of success in leadership positions in industrial and other public companies having attributes similar to the Company, as well as the expertise in capital markets and corporate finance.

Class II Directors Continuing in Office until the 2026 Annual Meeting of Stockholders

Jack L. Howard. Mr. Howard, age 62, has served as a Director of the Company since December 2017. He has served as President of Steel Holdings since July 15, 2009, and has been a member of board of directors of the general partner of Steel Holdings since October 2011. Mr. Howard also served as the Assistant Secretary of Steel Holdings from July 2009 until September 2011 and as Secretary from September 2011 until January 2012. Mr. Howard has been associated with Steel Holdings and its predecessors and affiliates since 1993. Mr. Howard has been a Financial Industry Regulatory Authority registered broker-dealer since 1989. Mr. Howard has been a director of HNH since July 2005, and previously served as Vice Chairman of the HNH board and as HNH’s Principal Executive Officer. Mr. Howard has been a director of Steel Excel Inc. (“Steel Excel”) since December 2007, and previously served as Vice Chairman of Steel Excel’s board of directors and Principal Executive Officer of Steel Excel. Since February 2018, Mr. Howard has been the Executive Chairman of WebBank, a state-chartered industrial bank and wholly-owned subsidiary of Steel Holdings. He is the President of SP General Services, LLC, an affiliate of Steel Holdings. He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63. Mr. Howard graduated from the University of Oregon with a bachelor’s degree in finance. Mr. Howard brings to the Board managerial and investing experience in a broad range of businesses, as well as his service on the boards of directors and committees of both public and private companies.

Joseph Martin. Joseph Martin, age 46, has served as a Director of the Company since September 2023. Mr. Martin has been Chief Administrative Officer and Chief Legal Officer of Steel Holdings since June 2023. He previously served as the General Counsel and Corporate Secretary of Clover Health Investments, Corp. from March 2022 until June 2023 where he oversaw the legal, compliance, business development and cyber security functions. From August 2020 to March 2022, Mr. Martin served as General Counsel of Steel Holdings and General Counsel and Chief Compliance Officer of the Company, where, in each case, he oversaw the legal and compliance functions. Mr. Martin also held several legal and compliance-focused positions at Louisiana-Pacific Corporation from September 2018 to August 2019, including Interim General Counsel and Secretary from May 2019 to August 2019, and General Counsel for the OSB and EWP division from September 2018 to May 2019. From July 2009 to September 2018, Mr. Martin held several positions at Georgia-Pacific LLC, including Assistant General Counsel and Assistant Secretary. Mr. Martin holds a B.A. in Economics and History from the University of California, Berkeley, and a J.D. from Harvard Law School. Mr. Martin brings to the Board significant legal and compliance experience.

Information About our Executive Officers

Our executive officers are elected annually by the Board and serve at the discretion of the Board. Set forth below are the names of the executive officers of the Company and their principal occupations at present and for at least the past five years.

Name	Position
Warren G. Lichtenstein(1)	Interim Chief Executive Officer, Director and Executive Chairman
Ryan O’Herrin	Chief Financial Officer
Fawaz Khalil	President, Chief Executive Officer of ModusLink Corporation (“ModusLink”)

+	As of November 13, 2023.
(1)	Mr. Lichtenstein’s biographical information is provided above in the section titled “Class I Directors Continuing in Office until the 2025 Annual Meeting of Stockholders.”

Ryan O’Herrin. Mr. O’Herrin, age 45, was appointed as Chief Financial Officer of the Company effective August 7, 2023. Mr. O’Herrin has also served as the Chief Financial Officer of Steel Holdings since August 7, 2023. Prior to that appointment, Mr. O’Herrin had served as Division Finance Director of Eastman Chemical Company since 2022. Prior to that role, he served as Division CFO for Genus PLC from 2016 to 2022. Before that, Mr. O’Herrin had a robust 13-year career with Weir Group, where his roles spanned IT, finance and strategy, culminating in his last role as EVP of Strategy and Information Technology for the Minerals North America Region. Mr. O’Herrin graduated from the Advanced Management Program of Harvard Business School in 2018, and holds a Bachelor of Science in Computer Science and a Master of Business Administration from the University of Wisconsin–Madison.

Fawaz Khalil. Mr. Khalil, age 54, has served as President and Chief Executive Officer of ModusLink, our wholly-owned subsidiary, since June 11, 2020. From May 2017 to November 2019, Mr. Khalil was President and Chief Executive Officer of Halco Lighting Technologies, a lighting solutions company. From November 2015 to April 2017, Mr. Khalil was President of Purafil, Inc. and Universal Air Filters (part of The Filtration Group, a global filtration company). From February 2013 to November 2015, Mr. Khalil was Vice President and General Manager of Acuity Brands Lighting Inc., a lighting technology solutions and services company. Mr. Khalil received his Bachelor of Science in Computer Science from the National University of Computing and Emerging Sciences Karachi, a Master of Business Administration in Finance and Banking from the Institute of Business Administration at University of Karachi and a Master in Business Administration in General Management & Strategy from the Darden Graduate School of Business at the University of Virginia.

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

Director Nomination Procedures

There have been no other material changes to the procedures by which stockholders may recommend nominees to our Board since they were last described in our most recent definitive proxy statement on Schedule 14A, filed August 1, 2023 (the “2022 Proxy Statement”), and all information in the 2022 Proxy Statement on this topic, including the deadline for submitting Director nominations under the Bylaws, remains the same.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

This section sets forth certain information required by the rules of the SEC regarding the Fiscal 2023 and fiscal year ended July 31, 2022 (“Fiscal 2022”) compensation of our Named Executive Officers (defined as (i) all individuals who served as, or acted in the capacity of, the Company’s principal executive officer for Fiscal 2023, (ii) the Company’s two most highly compensated executive officers, other than anyone who acted as our principal executive officer, who were serving as executive officers at the end of Fiscal 2023, and (iii) up to two additional individuals who would qualify as the Company’s two most highly compensated executive officers for Fiscal 2023, but for the fact that they were not serving as executive officers at the end of Fiscal 2023). Our Named Executive Officers are as follows:

Name	Principal Position
Warren G. Lichtenstein	Interim Chief Executive Officer, Director and Executive Chairman
Jason Wong(1)	Chief Financial Officer
Fawaz Khalil	President, Chief Executive Officer of ModusLink

(1)	Mr. Wong resigned as Chief Financial Officer and was succeeded by Mr. O’Herrin in August 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)		Total ($)
Warren G. Lichtenstein(2)	2023	-	-	100,671	-	124,000		224,671
Interim Chief Executive Officer, Director and Executive Chairman	2022	-	-	100,000	-	125,000		225,000

Jason Wong(3)	2023	-	-	-	-	-		-
Chief Financial Officer	2022	-	-	-	-	-		-

Fawaz Khalil(4)	2023	334,750	40,625	-	218,006	3,802	(6)	597,183
President, Chief Executive Officer of ModusLink	2022	325,000	169,000	-	-	5,992		499,992

(1)	Represents the grant date fair value of restricted stock awards, which are calculated in accordance with FASB ASC Topic 718 using the Company’s stock price on the grant date, as discussed in Note 2 to the Consolidated Financial Statements in the Original Form 10-K.
(2)	Mr. Lichtenstein is not separately compensated by the Company as its Interim Chief Executive Officer. Mr. Lichtenstein is compensated only for his service as a Director and the Executive Chairman of the Company. For more information, see “Narrative Disclosure to Summary Compensation Table-Messrs. Lichtenstein and Wong.” For the years in this table, Mr. Lichtenstein’s reported compensation as a Director and the Executive Chairman consists of the following: (a) stock awards shown in the “Stock Awards” column in the amount of $100,671 for Fiscal 2023 (for 9,177 shares of restricted Common Stock granted to all Directors); and (b) director fees shown in the “All Other Compensation” column of $124,000 for Fiscal 2023. For more information, see “Director Compensation-Director Compensation Program.”
(3)	Mr. Wong was not separately compensated by the Company for his service as its Chief Financial Officer, because his services in that role were provided to the Company pursuant to the STCN Management Services Agreement. For more information, see “Narrative Disclosure to Summary Compensation Table-Messrs. Lichtenstein and Wong.”
(4)	For more information, see “Narrative Disclosure to Summary Compensation Table-Mr. Khalil.”
(5)	We reimburse Steel Services (a wholly-owned subsidiary of Steel Holdings) for expenses for business-related air travel of certain of our executive officers whose services are provided to us under the STCN Management Services Agreement. From time to time, family members or other guests may accompany these executive officers on this business-related air travel. No amounts are included in this table for travel by family members and/or other guests since it did not create any reportable incremental cost to the Company.
(6)	Represents (i) payments for life insurance of $1,242 and (ii) employer 401(k) matching cash contributions of $2,560.

Narrative Disclosure to Summary Compensation Table

Messrs. Lichtenstein and Wong

Mr. Lichtenstein is not separately compensated by us as our Interim Chief Executive Officer. Additionally, Mr. Wong, whose services as our Chief Financial Officer were provided to us by our manager Steel Services pursuant to the STCN Management Services Agreement and who was employed and compensated by Steel Services, was not separately compensated by us as our Chief Financial Officer. For more information, see, “Item 13. Certain Relationships and Related Transactions, and Director Independence-Certain Relationships and Related Person Transactions-STCN Management Services Agreement.” Steel Services has informed us that it cannot identify the portion of the cash compensation paid by Steel Services to each of Mr. Lichtenstein or Mr. Wong relating solely to his service as an executive officer to us, as Steel Services does not provide cash compensation to its employees specifically for such service. Subject to the discretion of our Board and/or Compensation Committee, however, Mr. Lichtenstein may receive compensation from us for service payable in future years. Additionally, Mr. Lichtenstein receives compensation from us for his service as our Director and the Executive Chairman, pursuant to our director compensation program, as described below under the section titled “Director Compensation-Director Compensation Program.”

Mr. Khalil

The compensation paid to Mr. Khalil during Fiscal 2023 included a base salary and cash bonuses. As with other individuals we employ to provide services to us, the base salary payable to Mr. Khalil is intended to provide a fixed component of compensation reflecting his skill set, experience, role and responsibilities. Mr. Khalil was eligible to participate in Fiscal 2023 in the ModusLink Corporation Short Term Incentive Plan (the “ModusLink 2023 STIP”). The ModusLink 2023 STIP was designed to provide a cash bonus to employees and other service providers at the ModusLink level. Under the ModusLink 2023 STIP, Mr. Khalil received a target bonus opportunity of 50% of his salary ($334,750), to be paid out as a multiple of that target, based 80% on corporate performance of ModusLink (i.e., 50% on Adjusted EBITDA of ModusLink, 15% on net new annualized VAR of ModusLink, and a combined 15% on the operational and service level performance for certain key customers) and 20% on his individual performance. Net new annualized VAR was defined as value-added revenue (net revenue, less cost of materials) gained from new projects minus value-added revenue lost from customer exits during the year. For each of the corporate performance metrics, a threshold payout would be made with respect to the metric (to the extent of its weighting) between 90% and 100% of target, if a threshold level of performance was met (i.e., 90% of target performance for Adjusted EBITDA, 80% of target performance for net new annualized VAR, and 100% of target performance for the key customers metrics). Additionally, for the Adjusted EBITDA metric and the net new annualized VAR metric, a maximum payout could be achieved with respect to the metric (to the extent of its weighting) of 150% of target, if an oversized level of performance was met (i.e., 125% or more of target performance for Adjusted EBITDA and 120% or more of target performance for net new annualized VAR). Performance above 100% of target performance for the key customers metrics would not yield a payout with respect to those metrics (to the extent of their weighting) beyond 100% of target. Based on Adjusted EBITDA of $26.8 million, net new annualized VAR of $11.4 million and between 100% and 10% attainment of the key customers performance goals, as well as Mr. Khalil’s individual performance, in each case, in Fiscal 2023, Mr. Khalil received a bonus for Fiscal 2023 equal to 130.3% of target ($218,005.94).

Additionally, Mr. Khalil received an additional discretionary cash bonus of $40,625, determined by the Compensation Committee in its discretion, based on both his individual performance and the overall performance of the Company.

We do not have any agreements with Mr. Khalil that guarantee employment for a set term, and accordingly, he is an employee at will.

Potential Payments Upon Termination or Change-in-Control

There were no agreements or arrangements providing for payments or benefits in the event of termination of employment of any of our Named Executive Officers as of July 31, 2023. For the effect of termination on Mr. Lichtenstein’s outstanding restricted stock awards as a Director and the Executive Chairman of the Company, see “Director Compensation-Director Compensation Program.” Additionally, Mr. Khalil is a participant in the ModusLink Corporation Long Term Incentive Plan (the “ModusLink LTIP”), which provides an award based on a specified dollar amount (for Mr. Khalil, $243,750) and paid out based on certain metrics measured over a three-year performance period lasting until July 31, 2025. For more information, see the Company’s current report on Form 8-K filed with the SEC on August 1, 2023. While payout under the ModusLink LTIP is contingent upon a participant being employed as of the payout date, the Compensation Committee may exercise discretion to pay out an award following termination under certain circumstances, including involuntary termination of employment due to a reduction-in-force, cost reduction or restructure, or in the event of the participant’s death, disability or retirement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested shares of the Common Stock, held by each Named Executive Officer as of July 31, 2023. The market values of the Common Stock reported in this table are calculated based on the closing market price of the Common Stock on Nasdaq on July 31, 2023 (the last trading day of Fiscal 2023), which was $9.78 per share.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Warren G. Lichtenstein	9,177	(1)	89,751	—	—
Jason Wong	—		—	—	—
Fawaz Khalil	—		—	—	—

(1)	Represents 9,177 shares of restricted stock granted to Mr. Lichtenstein in Fiscal 2023 for his service on our Board. The same number of shares of restricted stock was granted to all Directors in Fiscal 2023. For more information, including the vesting terms, see “Director Compensation-Director Compensation Program.”

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following information about the relationship between (i) executive compensation “actually paid” (as computed in accordance with SEC rules) to our named executive officers and (ii) certain aspects of financial performance of the Company. The Compensation Committee does not in practice use “compensation actually paid” as the basis for making compensation decisions. For further information concerning the Company’s pay for performance philosophy and how the Company aligns executive compensation with the Company’s performance, refer to “Executive Compensation.” The below disclosure is provided only to comply with applicable SEC rules. Additionally, we have opted to comply with the rules applicable to “smaller reporting companies,” as such term is defined in Rule 12b-2 under the Exchange Act.

Pay versus Performance Table

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO(3)	Average Summary Compensation Table Total for non-PEO Named Executive Officers(2)	Average Compensation Actually Paid to non-PEO Named Executive Officers(3)	Value of Initial Fixed $100 Investment Based On:(4) Total Shareholder Return	Net Income (Loss) (in thousands)
2023	$224,671	$102,032	$597,183	$597,183	$97.71	$15,609
2022	$225,000	$86,983	$499,992	$471,992	$154.72	$(10,968)
2021	$199,500	$188,619	$444,170	$705,513	$258.49	$(44,391)

(1)	During Fiscal 2023, Fiscal 2022 and Fiscal 2021, our principal executive officer (“PEO”) was Warren G. Lichtenstein.

(2)	Our non-PEO named executive officers during Fiscal 2023 and Fiscal 2022 were Jason Wong and Fawaz Khalil. Our non-PEO named executive officers during Fiscal 2021 were John Ashe and Joseph B. Sherk.
(3)	Compensation “actually paid” (“CAP”) is calculated in accordance with Item 402(v) of Regulation S-K. For Messrs. Lichtenstein, Khalil and Ashe, the adjustments in the table below were made to their total compensation reported in the Summary Compensation Table for each year to determine the CAP (although no adjustments were made to Mr. Khalil’s compensation reported in the Summary Compensation Table for 2023, as he did not have any outstanding equity awards during that year.) No adjustments were made to Messrs. Wong and Sherk’s compensation reported in the Summary Compensation Table to calculate the CAP, as they did not have any outstanding equity awards during the covered years. In the table below, the unvested equity values are computed in accordance with the methodology also used for financial reporting purposes.
(4)	Total shareholder return (“TSR”) is cumulative for the measurement periods beginning on July 31, 2020 and ending on July 31 of each of 2021, 2022 and 2023, respectively. The TSR assumes $100 invested in our Common Stock at the close of business on July 31, 2020, and assumes the reinvestment of all dividends, if any.

Adjustments to Determine Compensation “Actually Paid”	2023–PEO	2022–PEO	2021–PEO	2023–non-PEO	2022–non-PEO	2021–non-PEO
Deduction for amounts reported under the “Stock Awards” column in the Summary Compensation Table	$(100,671)	$(100,000)	$(75,000)	—	—	—
Increase for fair value of awards granted during year that remain outstanding as of covered year end	$(10,909)	$(8,399)	$28,264	—	—	—
Increase/deduction for change in fair value from prior year-end to covered year-end of awards granted prior to covered year that were outstanding and unvested as of year-end	—	—	—	—	—	$274,000
Increase/deduction for change in fair value from prior year-end to vesting date of awards granted prior to covered year that vested during covered year	$(11,059)	$(29,618)	$35,855	—	$(28,000)	$294,000
Total adjustments	$(122,639)	$(138,017)	$(10,881)	—	$(28,000)	$568,000

Relationship between “Compensation Actually Paid” and Performance

The following graphs address the relationship between “compensation actually paid” as disclosed in the Pay Versus Performance Table and:

●	the Company’s cumulative TSR; and

●	the Company’s net loss.

Director Compensation

Director Compensation Table

The table below sets forth certain information concerning the Fiscal 2023 compensation of our Directors then serving. For information regarding Mr. Lichtenstein’s Fiscal 2023 compensation as a Director, see the “Summary Compensation Table,” and for his outstanding equity awards of the end of Fiscal 2023, see “Outstanding Equity Awards at Fiscal-Year End.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Jeffrey J. Fenton	$70,000	$100,671	—	$170,671
Glen M. Kassan	$59,000	$100,671	—	$159,671
Maria U. Molland(2)	$68,000	$100,671	—	$168,671
Jeffrey S. Wald	$72,000	$100,671	—	$172,671
Renata Simril	$61,500	$100,671	—	$162,171
Jack L. Howard	$58,000	$100,671	—	$158,671

(1)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock awards, which are calculated in accordance with FASB ASC Topic 718 using the Company’s stock price on the grant date, as discussed in Note 2 to the Consolidated Financial Statements in the Original Form 10-K. Each Director received 9,177 shares of restricted Common Stock for Fiscal 2023, which consisted of four grants made on each of October 1, 2022, January 1, 2023, April 1, 2023 and July 1, 2023 pursuant to the 2020 Incentive Plan. Each of these grants was unvested as of July 31, 2023, and vests a year from the grant date, provided that the individual remains a director of the Company through the vesting date. For more information, see “Director Compensation Program.” As a result, as of July 31, 2023, the Directors held outstanding awards of unvested restricted stock in the following amounts: Mr. Fenton: 9,177; Mr. Kassan: 9,177; Ms. Molland: 9,177; Mr. Wald: 9,177; Ms. Simril: 9,177; and Mr. Howard: 9,177. The Compensation Committee, in its discretion, accelerated the vesting of all of Ms. Molland's outstanding equity awards immediately prior to the termination of her service at the annual meeting held on September 11, 2023.

(2)	Ms. Molland did not stand for reelection at the annual meeting of stockholders held on September 11, 2023. The Board nominated Mr. Martin, who was then elected to the Board at that same meeting.

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

Each participating Director who serves as a Director during any fiscal quarter receives a payment for such quarter of $12,500, with a pro rata fee applicable to service for less than a whole quarter (provided, however, that any Director who serves as the non-executive Chairman of the Board during any fiscal quarter receives a payment for such quarter of $28,750 instead of $12,500, with a pro rata fee applicable to service for less than a whole quarter). Each participating Director who serves as the chairperson of a committee of the Board during any fiscal quarter receives a payment of $1,250 (provided, however, that the chairperson of the Audit Committee during any fiscal quarter receives a payment of $2,500, in each such case with a pro rata fee applicable to service for less than a whole quarter). Each participating Director who attends a telephonic meeting of the Board or a committee thereof receives a meeting fee of $500. Each participating Director who attends a meeting of the Board or a committee thereof, where a majority of the Directors attend such meeting in person, receives a meeting fee of $1,000. In addition, each Director receives restricted stock awards for shares of Common Stock with an aggregate fair market value equal to approximately $100,000 per year, divided in equal quarterly grants, provided that such Director is serving as a Director on the applicable grant date. The number of shares underlying each grant is determined based on the volume weighted average of the closing sale prices of our Common Stock on Nasdaq for the 20-trading-day period ending immediately prior to the grant date. These awards vest on the first anniversary of the grant date, provided that the Director remains a director of the Company on the applicable vesting date. Notwithstanding the foregoing, if a Director’s service terminates, all unvested awards will be forfeited immediately (except if due to death or disability, in which case all unvested awards will become immediately vested), unless otherwise determined by the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of November 13, 2023, with respect to the beneficial ownership of shares of all classes of the Company’s voting securities by: (i) each person known to us (based on a review of Schedule 13D and Schedule 13G filings made with the SEC) to beneficially own 5% or more of the outstanding securities of any such class; (ii) the Directors of the Company; (iii) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (iv) all current executive officers and Directors, as a group. This table does not reflect events occurring after November 13, 2023.

Name of Beneficial Owner	Number of Shares of Common Stock(1)	Percent of Class(2)
5% Stockholders
Steel Partners Holdings L.P.(3)	24,255,251	84.9%

Directors
Jeffrey J. Fenton(4)	62,077	*
Glen M. Kassan(5)	57,175	*
Joseph Martin(6)	2,391	*
Warren G. Lichtenstein(7)	188,954	*
Jeffrey S. Wald(8)	59,130	*
Jack L. Howard(9)	105,055	*
Renata Simril(10)	28.210	*

Named Executive Officers
Jason Wong(11)	—	—
Fawaz Khalil(12)	7,459	*

All current executive officers and directors, as a group (9 persons)(13)	510,451	1.8%

*	Less than 1%

(1)	Pursuant to the rules of the SEC, this table shows beneficial ownership by the enumerated persons of all of the Company’s outstanding voting securities, which include the Common Stock and the Series C Convertible Preferred Stock, par value $0.01 per share (the “Series C Preferred Stock”) and the Series E Convertible Preferred Stock, par value $0.01 per share (the “Series E Preferred Stock”) issued pursuant to that certain Transfer and Exchange Agreement, dated as of April 30, 2023. The holder of the Series C Preferred Stock and Series E Preferred Stock is entitled to vote such stock on each matter brought before an annual meeting of stockholders on an as-converted basis, together with the holders of the Common Stock. Within 60 days of November 13, 2023, such shares of Series C Preferred Stock were convertible into 1,913,265 shares of Common Stock and such shares of Series E Preferred Stock were convertible into 19,809,784 shares of Common Stock, and such shares of the Company’s 7.50% Convertible Senior Note due 2024 (the “Convertible Senior Note”) were convertible into 584,055 shares of Common Stock. Thus, the shares of Series C Preferred Stock and Series E Preferred Stock are shown as being beneficially owned pursuant only to that class of voting securities.

For purposes of this table, beneficial ownership is determined by rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares of Common Stock not issued and outstanding that the person has the right to acquire within 60 days after November 13, 2023, including, in the case of an executive officer or Director, shares acquirable upon termination of such individual’s service other than for death, disability or involuntary termination (“Presently Exercisable Rights”). Additionally, for awards of restricted stock, which are considered issued and outstanding following grant but remain subject to vesting conditions, the number of shares of Common Stock beneficially owned includes shares over which the executive officer or Director may currently exercise full voting rights, regardless of the vesting timeline. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The Company believes that each person named in the table has sole voting power and investment power (or shares such power with his or her spouse) and direct ownership with respect to all shares of Common Stock, Series C Preferred Stock or Series E Preferred Stock listed as owned by such person, unless noted otherwise. Unless otherwise indicated, the address of each person listed in the table is c/o Steel Connect, Inc., 590 Madison Ave., 32nd Floor, New York, New York 10022.

(2)	Number of shares deemed outstanding consists of 6,267,230 shares of Common Stock issued and outstanding as of November 13, 2023 (which includes all shares of restricted Common Stock), plus, for computation purposes only for the person in question, any shares subject to Presently Exercisable Rights held by that person.

(3)	Based on information provided in the Schedule 13D/A filed by HNH, WHX CS Corp., a Delaware corporation (“WHX CS”), Steel Excel, WF Asset Corp., a Delaware corporation (“WF Asset”), WebFinancial, Steel Holdings, SPH Group LLC, a Delaware limited liability company (“SPHG”), SPH Group Holdings LLC (“SPHG Holdings”), Steel Holdings GP, Mr. Lichtenstein, Steel Partners, Ltd., a Delaware corporation (“SPL”), and Mr. Howard filed as of April 30, 2023, updated for any additional subsequent activities, including as indicated in Form 4 filings.

●	HNH owns 100% of the outstanding shares of common stock of WHX CS. Steel Excel owns 100% of the outstanding shares of common stock of HNH and is a majority shareholder of WF Asset. SPHG Holdings owns 100% of the outstanding shares of common stock of Steel Excel. Accordingly, each of Steel Holdings, SPHG, SPHG Holdings and Steel Holdings GP may be deemed to beneficially own the Common Stock beneficially owned by Steel Excel; each of Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP and Steel Excel may be deemed to beneficially own the 1,311,700 shares of Common Stock owned directly by WF Asset; and, each of Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP, Steel Excel and HNH may be deemed to beneficially own the Shares owned directly by WHX CS. Each of Steel Holdings, SPHG, SPHG Holdings and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by HNH.

●	SPHG beneficially owns, on an as-converted basis, an additional (i) 1,913,265 shares of Common Stock underlying the Series C Preferred Stock (directly owned by WebFinancial), (ii) 634,156 shares of Common Stock underlying the Series E Preferred Stock (directly owned by SPHG Holdings) and (iii) 584,055 shares of Common Stock underlying the Convertible Senior Note. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings and owns 100% of the outstanding shares of WebFinancial (which directly owns, on an as-converted basis, 19,175,628 shares of Common Stock underlying shares of Series E Preferred Stock). Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue the relationships discussed above, each of Steel Holdings, SPHG and Steel Holdings GP (i) may be deemed to beneficially own, and share voting and dispositive power over, the shares of Common Stock owned directly by SPHG Holdings and (ii) may be deemed to beneficially own the shares of Common Stock underlying the Series E Preferred Stock. Each of SPHG, Steel Holdings and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly and beneficially by SPHG Holdings except to the extent of its pecuniary interest therein.

●	WHX CS directly owns 636,447 shares of Common Stock. HNH owns the majority of the outstanding shares of WHX CS, SPHG Holdings owns 100% of the outstanding shares of Steel Excel, and Steel Excel owns 100% of the outstanding shares of HNH. Steel Holdings owns 99% of the membership interests of SPHG. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Accordingly, by virtue of the relationships described above, each of HNH, SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP may be deemed to beneficially own, and share voting and dispositive power over, the shares of Common Stock owned directly by WHX CS. Each of HNH, SPHG Holdings, Steel Holdings, SPHG, Steel Excel and Steel Holdings GP disclaims beneficial ownership of the shares of Common Stock owned directly by WHX CS.

●	Steel Holdings beneficially owns shares of Common Stock and includes 1,913,265 shares of Common Stock underlying Series C Preferred Stock, 19,809,784 shares of Common Stock underlying Series E Preferred Stock and 584,055 shares of Common Stock underlying the Convertible Senior Note. As the general partner of Steel Holdings, Steel Holdings GP may be deemed to beneficially own, and shares voting and dispositive power over, the shares of Common Stock owned directly by Steel Holdings.

●	SPL directly owns 6,428 shares of Common Stock. As the CEO of SPL, Mr. Lichtenstein may be deemed to beneficially own, and shares voting and dispositive power over, the shares of Common Stock owned directly by SPL.

●	According to filings made pursuant to Section 13(d) and 16 of the Exchange Act, Messrs. Lichtenstein and Howard are members of a Section 13(d) group with respect the shares of Common Stock described in this Footnote 3, pursuant to which they collectively and beneficially own 35.8% of our outstanding shares of Common Stock. For more information, see Footnotes 7 and 9.

(4)	Mr. Fenton owns 62,077 shares of Common Stock, including 9,610 shares of restricted stock that will vest one year from their grant date, provided that Mr. Fenton remains a director on such vesting date.

(5)	Mr. Kassan owns 57,175 shares of Common Stock, including 9,610 shares of restricted stock that will vest one year from their grant date, provided that Mr. Kassan remains a director on such vesting date.

(6)	Mr. Martin owns 2,391 shares of Common Stock, all of which are shares of restricted stock that will vest one year from their grant date, provided that Mr. Martin remains a director on such vesting date.

(7)	Mr. Lichtenstein owns 188,954 shares of Common Stock, including 9,610 shares of restricted stock that will vest one year from their grant date, provided that Mr. Lichtenstein remains a director on such vesting date. The reported number also includes 6,428 shares of Common Stock owned directly by SPL, of which Mr. Lichtenstein is the Chief Executive Officer and a control person. Accordingly, by virtue of Mr. Lichtenstein’s relationship with SPL, Mr. Lichtenstein may be deemed to beneficially own the shares of Common Stock of the Company owned directly by SPL. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by SPL, except to the extent of his pecuniary interest therein. Mr. Lichtenstein is also a member of the Section 13(d) group described in Footnote 3 above. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group, except to the extent of his pecuniary interest therein.

(8)	Mr. Wald owns 59,130 shares of Common Stock, including 9,610 shares of restricted stock that will vest one year from their grant date, provided that Mr. Wald remains a director on such vesting date.

(9)	Mr. Howard owns 105,055 shares of Common Stock, including 9,610 shares of restricted stock that will vest one year from their grant date, provided that Mr. Howard remains a director on such vesting date. Mr. Howard is a member of the Section 13(d) group described in Footnote 3. Mr. Howard disclaims beneficial ownership of the shares of Common Stock of the Company owned directly by the other members of the Section 13(d) group, except to the extent of his pecuniary interest therein.

(10)	Ms. Simril owns 28,210 shares of Common Stock, including 9,610 shares of restricted stock that will vest one year from their grant date, provided that Ms. Simril remains a director on such vesting date.

(11)	Mr. Wong owns no shares of Common Stock.

(12)	Mr. Khalil owns 7,459 shares of Common Stock.

(13)	Consists of shares of Common Stock owned as of November 13, 2023 by all current executive officers, which includes Messrs. Khalil, Lichtenstein (who is also a Director) and O’Herrin, and all Directors. For more information on our executive officers, see “Item 10. Directors, Executive Officers and Corporate Governance-Information About our Executive Officers.”

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2023:

	(a)	(b)	(c)
Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	816,569	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	816,569

(1)	Includes the following: (a) approximately 8,284 shares of Common Stock available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended; and (b) 808,285 shares of Common Stock available for future issuance under the 2020 Incentive Plan. The 2020 Incentive Plan replaced the 2010 Incentive Award Plan, as amended (the “2010 Incentive Plan”). Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

We describe in this section all reportable related person transactions to which we were or have been party since August 1, 2021. As of November 13, 2023, Steel Holdings, directly and indirectly, owned approximately 84.9%, and, when combined with its affiliated entities and individuals who are members of a Section 13(d) group with Steel Holdings and its affiliated entities, 85.9%, of our outstanding Common Stock (in each case, assuming conversion of the Convertible Senior Note, the Series C Preferred Stock and the Series E Preferred Stock). Each of Mr. Lichtenstein, our Interim Chief Executive Officer, a Director and the Executive Chairman of our Board, and Mr. Howard, a member of our Board, is a member of this Section 13(d) group. For more information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Additionally, Mr. Lichtenstein is the Executive Chairman of Steel Holdings GP and Mr. Howard is the President and a director of Steel Holdings GP.

Transactions Relating to the Series E Preferred Stock

Transfer and Exchange Agreement

On April 30, 2023, the Company and Steel Holdings, Steel Excel, and WebFinancial (together with Steel Excel, the “Exchanging Parties”), entered into a Transfer and Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, on May 1, 2023, the Exchanging Parties exchanged an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. (the “Aerojet Shares”) held by the Exchanging Parties for 3,500,000 shares of newly created Series E Preferred Stock (such exchange and related transactions, the “Transaction”).

Pursuant to the Exchange Agreement, the Company held a special stockholders’ meeting on June 6, 2023 (the “Special Meeting”) to consider and vote upon the rights of the Series E Preferred Stock to vote and receive dividends together with the Common Stock on an as-converted basis and the issuance of the Common Stock upon conversion of the Series E Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq (the “Nasdaq Proposal”). Upon approval of the Nasdaq Proposal by the Company’s stockholders at the Special Meeting, the Series E Preferred Stock became convertible into an aggregate of 19,809,784 shares of Common Stock, subject to adjustment as set forth in the Certificate of Designations (as defined below), and now votes together with the Common Stock and participates in any dividends paid on the Common Stock (except as described below), in each case, on an as-converted basis.

Stockholders’ Agreement

Concurrently with the execution of the Exchange Agreement, the Company, Steel Holdings, Steel Excel, WebFinancial, WHX CS, LLC, WF Asset Corp., Steel Partners Ltd., Warren G. Lichtenstein and Jack L. Howard (together, the “SP Investors”) entered into a Stockholders’ Agreement dated as of April 30, 2023 (the “Stockholders’ Agreement”).

Pursuant to the Stockholders’ Agreement, the parties agreed to the following relating to the governance of the Company:

(i)	the Board shall consist of seven directors;

(ii)	the Board shall maintain such committees as may be required by SEC rules and regulations and the applicable rules and listing standards of the applicable stock exchange, including an audit committee consisting of at least three independent directors (the “Independent Audit Committee”);

(iii)	if the Company ceases to be an SEC reporting company prior to the date that any person or group of related persons owns 100% of equity securities of the Company (the “Final Sunset Date”), the Board shall have an audit committee comprised of at least three directors, with at least one member that qualifies as an independent director under SEC and applicable exchange requirements, and all remaining directors must not be affiliated with the reporting persons (the “Disinterested Audit Committee”);

(iv)	the Company will create a transaction committee comprised of directors and senior management of the Company that will propose, consider and evaluate potential strategic transactions for the Company that increase stockholder value; and

(v)	the charter and bylaws of the Company shall not be amended in any manner inconsistent with, or which would nullify or impair the terms of, the Stockholders’ Agreement prior to the date specified in the Stockholders’ Agreement without the prior approval of the Independent Audit Committee or Disinterested Audit Committee, as applicable.

The Stockholders’ Agreement further provides that (A) prior to September 1, 2025, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the following: (i) a voluntary delisting of the Common Stock from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the Common Stock, the Company ceasing to be an SEC reporting company, or the Company filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment of the STCN Management Services Agreement (as defined below); and (iii) any related party transaction between the Company and the SP Investors and their subsidiaries and affiliates; (B) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going-private transaction pursuant to which Steel Holdings or its subsidiaries or affiliates acquires the outstanding Common Stock they do not own (or any alternative transaction that would have the same impact); and (C) until the Final Sunset Date, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between the Company and the SP Investors; or (ii) prior to any transfer of equity interests in the Company by the members of the SP Group (as defined in the Stockholders’ Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in the Company that are held by the members of the SP Group being held by one corporate entity.

The Stockholders’ Agreement also provides that 70% of the net proceeds received by the Company upon resolution of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action will be distributed to the Company’s stockholders, with the SP Investors agreeing to waive their portion of any such distribution to the extent of any Common Stock held as of the date of the Stockholders’ Agreement or issuable upon conversion of the Series E Preferred Stock held by the SP Investors and the Series C Preferred Stock and the Convertible Senior Note.

Any amendment of the Stockholders’ Agreement by the Company prior to the Final Sunset Date requires the approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable.

Voting Agreement

Concurrently with the execution of the Exchange Agreement, the Company and the SP Investors entered into a Voting Agreement, dated as of April 30, 2023 (the “Voting Agreement”). Pursuant to the terms and conditions set forth in the Voting Agreement, each SP Investor agreed to do the following: (i) vote, or cause to be voted, at the Special Meeting all securities of the Company beneficially owned by each such SP Investor for the approval of the Nasdaq Proposal and against any transaction or proposal that may delay, impair or nullify the approval of the Nasdaq Proposal; (ii) not enter into an agreement to vote in a manner inconsistent with the foregoing; and (iii) not transfer such Common Stock and Subject Shares (as defined in the Stockholders’ Agreement), without the prior consent of the Company’s audit committee, subject to certain standard exceptions. The SP Investors approved the Nasdaq Proposal at the Special Meeting, whereupon the Voting Agreement terminated in accordance with its terms.

Series E Preferred Stock

The powers, designations, preferences and other rights of the shares of the Series E Preferred Stock are set forth in the Certificate of Designation establishing the Series E Preferred Stock (the “Certificate of Designations”), filed by the Company with the Delaware Secretary of State on May 1, 2023.

The Series E Preferred Stock has a liquidation preference equal to $58.1087 per share. Holders of shares of Series E Preferred Stock (the “Holders” and each, a “Holder”) are not entitled to receive any dividends or other distributions from the Company. Following the date on which stockholder approval is obtained at the Company Stockholder Meeting, the Holders are entitled to participate equally and ratably with the holders of shares of the Common Stock in all dividends or other distributions on the shares of the Common Stock.

The Company does not have any right to redeem the Series E Preferred Stock and the Holders do not have any right to cause the Company to redeem the Series E Preferred Stock.

Each Holder may, at their option, convert all or any shares of Series E Preferred Stock held by such Holder into the Common Stock based on a conversion price of $10.2667 for the Series E Preferred Stock.

Prior to receipt of stockholder approval for the Nasdaq Proposal at the Special Meeting, the Series E Preferred Stock was non-voting and did not have the right to vote on any matters presented to the stockholders of the Company. Following stockholder approval of the Nasdaq Proposal at the Special Meeting, each Holder became entitled to vote with holders of the Common Stock, voting together as a single class, with respect to any and all matters presented to the stockholders of the Company for their action or consideration. In any such vote, each holder of the Series E Preferred Stock is entitled to a number of votes equal to the largest number of whole shares of the Common Stock into which all shares of the Series E Preferred Stock held of record by such Holder is convertible as of the record date for such vote.

The Board, acting on the unanimous recommendation of a strategic planning committee consisting solely of independent and disinterested directors of the Company (the “Strategic Planning Committee”), approved the Transaction. The Strategic Planning Committee exclusively negotiated the terms of the Transaction with Steel Holdings, with the assistance of its independent legal counsel and financial advisors, which also issued a fairness opinion with respect to the Transaction.

Convertible Senior Note Transaction

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings, whereby SPHG Holdings (which is controlled by Steel Holdings) agreed to loan the Company $14.9 million in exchange for the Convertible Senior Note, issued to SPHG Holdings (the “Convertible Senior Note Transaction”). The Convertible Senior Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. On March 9, 2023, the Convertible Senior Note was amended (the “Convertible Senior Note Amendment”). Pursuant to the Convertible Senior Note Amendment, the maturity date of the Convertible Senior Note was extended six months to September 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the Convertible Senior Note and repaid an additional $1.0 million principal amount of the note on the three-month anniversary of the Convertible Senior Note Amendment. In connection with the Convertible Senior Note Amendment, the Company paid a cash amendment fee of $0.1 million. As of April 30, 2023, the Company had made interest payments in the amounts of $4.5 million and had $14.9 million in aggregate principal amount outstanding.

The Convertible Senior Note is convertible into shares of the Company’s Common Stock at a conversion rate of 5.1356 shares of Common Stock per $1,000 principal amount of the Convertible Senior Note (which is equivalent to a conversion price of approximately $22.1555 per share), subject to adjustment upon the occurrence of certain events. The conversion price represents a conversion premium of 25% over the volume weighted average price of the Company’s Common Stock for the 20-trading-day-period ending February 27, 2019.

The holder of the Convertible Senior Note has the right to require the Company to repurchase the Convertible Senior Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the Convertible Senior Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the Convertible Senior Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions, including that the stock price of the Company exceeds a certain threshold.

Our Board established a special committee, consisting solely of independent directors not affiliated with Steel Holdings, to review and consider a financing transaction including a transaction with Steel Holdings. The terms and conditions of the Convertible Senior Note Transaction were determined by the special committee to be fair and in the best interests of the Company, and the special committee recommended that the Board approve the Convertible Senior Note Transaction and the transactions contemplated thereby.

Abandoned Merger with Steel Holdings

On June 12, 2022, the Company, Steel Holdings and SP Merger Sub, Inc., a wholly owned subsidiary of Steel Holdings (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which Merger Sub would merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Steel Holdings. The Merger Agreement provided that each share of the Company’s Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than dissenting shares and shares owned by the Company, Steel Holdings or any of their respective subsidiaries) would, subject to the terms and conditions set forth in the Merger Agreement, be converted into the right to receive (i) $1.35 in cash, without interest (on a pre-Reverse/Forward Stock Split basis), and (ii) one contingent value right to receive a pro rata share of the proceeds received by the Company, Steel Holdings or any of their affiliates with respect to the sale, transfer or other disposition of all or any portion of the assets currently owned by ModusLink within two years of the Merger’s closing date, to the extent such proceeds exceeded $80 million plus certain related costs and expenses.

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

Our Board, acting on the unanimous recommendation of the Special Committee, and the Board of Steel Holdings GP (the general partner of Steel Holdings) approved the Merger Agreement and the transactions contemplated by the Merger Agreement (such transactions, collectively, the “Transactions”) and resolved to recommend that the stockholders adopt the Merger Agreement and approve the Transactions. The Special Committee, which was comprised solely of independent and disinterested directors of the Company who were unaffiliated with Steel Holdings, exclusively negotiated the terms of the Merger Agreement with Steel Holdings, with the assistance of its independent financial and legal advisors.

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

STCN Management Services Agreement

On June 14, 2019, the Company entered into a management services agreement (as amended, the “STCN Management Services Agreement”) with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings, effective as of June 1, 2019. The STCN Management Services Agreement superseded all prior agreements between the Company and Steel Services. Pursuant to the STCN Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of a person or people to serve in various positions or functions, and perform duties normally associated with those specific or substantially equivalent positions or functions for the Company, including legal and environmental, health and safety, management (including CEO services), finance, tax and treasury, human resources, “lean,” internal audit, mergers and acquisitions (including business development), and information technology (the “Services”).

The STCN Management Services Agreement provides that the Company will pay Steel Services a fixed monthly fee in consideration of the Services and will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services. Additionally, Steel Services shall, to the extent legally permissible, earn a reasonable success fee to be mutually agreed upon by the parties for any acquisition, divestiture, or financing transaction completed by the Company during the term of the STCN Management Services Agreement. The fixed monthly fee was originally $282,000. Effective February 25, 2022, following the disposition of IWCO Direct Holding Inc. and its indirect subsidiaries (“IWCO Direct”) (as described in “Item 1. Business-Disposition of IWCO Direct” in the 2022 Annual Report), the parties agreed to amend the monthly fee by the portion of the fee attributable to IWCO Direct, thus reducing it to $101,920, as reflected in Amendment No. 1 to the STCN Management Services Agreement, dated October 27, 2022. Additionally, on October 25, 2023, in Amendment No. 2 to the STCN Management Services Agreement, the parties agreed to increase the monthly fee to $131,000 effective as of January 1, 2024, primarily to reflect an increase in M&A staffing.

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

The STCN Management Services Agreement provides that we will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services. Steel Services incurred reimbursable expenses of approximately $2.3 million for Fiscal 2023 and $3.1 million for Fiscal 2022 under the STCN Management Services Agreement. For Fiscal 2023, amounts due to Steel Services (which were the fixed monthly fees) were $0.7 million, and for Fiscal 2022, amounts due to Steel Services (which were the fixed monthly fees) were $1.0 million.

ModusLink Management Services Agreement

On October 25, 2023, ModusLink entered into a management services agreement (as amended, the “ModusLink Management Services Agreement”) with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings, effective as of January 1, 2024. Pursuant to the ModusLink Management Services Agreement, Steel Services provides ModusLink and its subsidiaries with the same Services as described above under “STCN Management Services Agreement”.

The ModusLink Management Services Agreement provides that ModusLink will pay Steel Services a fixed monthly fee of $80,000 in consideration of the Services and will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services.

The ModusLink Management Services Agreement will automatically renew for successive one-year periods (each such period, a “Term”) unless and until terminated: (i) by either party, effective on the last day of the current Term, upon not less than 90 days’ written notice to the other; (ii) by ModusLink, at any time, on less than 90 days’ notice (provided that, in the case of (i) or (ii), ModusLink pays a termination fee to Steel Services as provided in the ModusLink Management Services Agreement, which fee shall equal 125% of the fees due under the ModusLink Management Services Agreement from and including the termination date until the 90th day following the date of such termination); (iii) immediately upon the bankruptcy or dissolution of Steel Services; (iv) promptly by ModusLink upon a material breach of the ModusLink Management Services Agreement by Steel Services; or (v) immediately by ModusLink for Cause (as defined in the ModusLink Management Services Agreement).

The Audit Committee reviewed, considered and recommended for approval by the Board the ModusLink Management Services Agreement, which was subsequently approved by the Board, with directors affiliated with Steel Services or its affiliates abstaining. In performing the Services, Steel Services is subject to the supervision and control of the Audit Committee and is to report to the Audit Committee and/or such other person designated by the Audit Committee.

The ModusLink Management Services Agreement provides that ModusLink will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services.

Air Travel

We also reimburse SP General Services, LLC (an affiliate of Steel Holdings), rather than Steel Services, for expenses for business-related air travel, which relates to services provided to us by Mr. Lichtenstein as Interim Chief Executive Officer as well as certain of our executive officers whose services are provided to us under the STCN Management Services Agreement. For Fiscal 2023 and Fiscal 2022, SP General Services, LLC did not incur any reportable expenses for such business-related air travel.

Delaware Litigation Settlement

On April 13, 2018, a purported shareholder, Donald Reith (“Plaintiff’), filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery. The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald, and stockholders Steel Holdings, SPL, SPHG Holdings, Handy & Harman Ltd. and WHX CS (collectively, the “Steel Parties”) in connection with the acquisition of $35.0 million of the Series C Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the “Challenged Transactions”). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a special committee consisting of the independent members of the Board (Messrs. Fenton and Wald, as well as Mr. Philip E. Lengyel), the Steel Parties dominated and controlled the special committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted stockholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board made misleading disclosures in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the court denied most of the motion to dismiss allowing the matter to proceed. The defendants answered the complaint on September 6, 2019, denying all liability.

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

Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate 3.3 million shares of Common Stock that they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts (not reflecting the Reverse/Forward Split): for Mr. Lichtenstein, 1,833,333 vested shares and 300,000 unvested shares; for Mr. Howard, 916,667 vested shares and 150,000 unvested shares; and for Mr. Fejes, 100,000 vested shares. In August 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under the MOU, the Stipulation and their respective Surrender Agreements, and in December 2021, Mr. Fejes did the same. All such shares were subsequently cancelled. Pursuant to the MOU and Stipulation, the Company has also agreed to pay the Plaintiff’s counsel legal fees for this matter in an amount up to $2.05 million, if approved by the court.

After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, the parties submitted an amendment to the Stipulation: (i) increasing the proposed total contribution of the insurers to $3 million; (ii) reducing Plaintiff’s counsel’s fee request to $1.6 million; and (iii) providing that if the then-pending proposed Merger was consummated, the $3 million, minus fees awarded to Plaintiff’s counsel and costs of distribution of up to $125,000, would be distributed to the holders of eligible shares of Common Stock (as defined in the Merger Agreement governing the Merger), other than the Defendants; provided, however, that no distribution is required to be made to any holder whose proportionate share of the distribution would be less than $1.00. On September 23, 2022, the court ruled that it was denying approval of the settlement. On September 12, 2023, the court approved a stipulated pretrial and trial schedule culminating in a trial scheduled for September 2024. The possible recovery, if any, with respect to this dispute cannot be determined as of the date of this Amendment.

On June 6, 2023, the Company received a books and records demand from Plaintiff under Delaware General Corporation Law Section 220, which requests an array of documents for the purported purposes of investigating potential wrongdoing in connection with the April 30, 2023 transaction between Steel Holdings and the Company. The Company is responding to this demand. The possible liability, if any, with respect to this dispute cannot be determined as of the date of this Amendment.

Employment of Mr. Martin

From August 2020 until March 2022, Mr. Martin was General Counsel and Chief Compliance Officer of the Company. Mr. Martin, whose services as our General Counsel and Chief Compliance Officer were provided to us by our manager Steel Services pursuant to the STCN Management Services Agreement and who was employed and compensated by Steel Services, was not separately compensated by us in this role. Steel Services has informed us that it cannot identify the portion of the cash compensation paid by Steel Services to Mr. Martin that relates solely to his service as a former executive officer to us, as Steel Services does not provide cash compensation to its employees specifically for such service.

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

Director Independence

Board Independence

The Board has determined that each of Messrs. Fenton and Wald and Ms. Simril satisfies the criteria for being an “independent director” in accordance with the applicable Nasdaq Rules and has no material relationship with the Company other than by virtue of his or her service on the Board. A full list of current Directors is set forth in “Item 10. Directors, Executive Officers and Corporate Governance-Information About our Directors.”

Committee Independence

The Audit Committee currently consists of Mr. Fenton, Ms. Simril and Mr. Wald, as chairman, each of whom is independent for purposes of membership on that committee, as determined in accordance with the applicable Nasdaq Rules and Rule 10A-3 under the Exchange Act. The Compensation Committee currently consists of Mr. Fenton, as chairman, and Mr. Wald, each of whom is an independent director for purposes of membership on that committee, as determined in accordance with the Compensation Committee charter and applicable Nasdaq Rules. The Governance Committee currently consists of Mr. Wald, as chairman, and Ms. Simril, each of whom is independent, as determined in accordance with the applicable Nasdaq Rules.

Controlled Company Status

As of November 13, 2023, 2023, Steel Holdings, directly and indirectly, owned approximately 84.9%, and, when combined with its affiliated entities and individuals who are members of a Section 13(d) group with Steel Holdings and its affiliated entities, 85.9%, of our outstanding Common Stock (in each case, assuming conversion of the Convertible Senior Note, the Series C Preferred Stock and the Series E Preferred Stock). Each of Mr. Lichtenstein, our Interim Chief Executive Officer, a Director and the Executive Chairman of our Board, and Mr. Howard, a member of our Board, is a member of this Section 13(d) group. For more information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

As a result, we are a “controlled company” within the meaning of the applicable Nasdaq Rules. Under the Nasdaq Rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including: (i) the requirement that a majority of the Board consist of independent directors; (ii) the requirement that we have director nominees selected or recommended for the Board’s selection, either by a majority vote of only the independent directors or by a nomination committee comprised solely of independent directors, with a written charter or Board resolution addressing the nominations process; and (iii) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We currently rely on this exemption only with respect to our Board; a majority of our Board is not independent. While we do not plan to rely on any of the other exemptions, we may do so in the future. Currently, each of our Audit Committee, Compensation Committee and Governance Committee is fully independent and has its own charter and maintain charters in line with the Nasdaq Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services and other services rendered by the Company’s independent registered public accounting firm for Fiscal 2023 and Fiscal 2022:

Fee Category	Fiscal 2023 Fees	Fiscal 2022 Fees
Audit Fees(1)	$1,878,756	$2,007,375
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,878,756	$2,007,375

(1)	Audit Fees. Audit fees for Fiscal 2023 and Fiscal 2022 consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements.

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

Date: November 28, 2023

STEEL CONNECT, INC.

By:	/s/ Ryan O’Herrin
	Name:	Ryan O’Herrin
	Title:	Chief Financial Officer (Principal Financial Officer)