Form 10-Q
period 2023-10-31
Steel Connect, Inc.
filed 2023-12-14
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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

As of December 1, 2023, there were 6,267,230 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	Successor
	October 31, 2023	July 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$276,705	$121,372
Accounts receivable, trade, net of allowance for credit losses of $211 and $219 at October 31, 2023 and July 31, 2023, respectively	27,974	28,616
Inventories, net	6,756	8,569
Funds held for clients	1,946	2,031
Prepaid expenses and other current assets	4,402	158,686
Total current assets	317,783	319,274
Property and equipment, net	3,724	3,698
Operating lease right-of-use assets	25,997	27,098
Investments	3,443	—
Other intangible assets, net	33,714	34,589
Goodwill	22,785	22,785
Other assets	3,149	3,737
Total assets	$410,595	$411,181
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Accounts payable	$24,889	$26,514
Accrued expenses	26,198	26,774
Funds held for clients	1,902	1,949
Current lease obligations	8,680	7,973
Convertible note payable	12,327	—
Other current liabilities	3,902	4,544
Total current liabilities	77,898	67,754
Convertible note payable	—	12,461
Long-term lease obligations	17,818	19,161
Other long-term liabilities	5,475	5,442
Total long-term liabilities	23,293	37,064
Total liabilities	101,191	104,818
Series C contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at October 31, 2023 and July 31, 2023	35,006	35,006
Series E contingently redeemable preferred stock, $0.01 par value per share. 3,500,000 shares authorized, issued and outstanding at October 31, 2023 and July 31, 2023	202,733	202,733
Total contingently redeemable preferred stock	237,739	237,739
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at October 31, 2023 and July 31, 2023; zero shares issued and outstanding at October 31, 2023 and July 31, 2023	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 6,267,230 issued and outstanding shares at October 31, 2023; 6,250,493 issued and outstanding shares at July 31, 2023	65	65
Additional paid-in capital	61,671	61,534
Accumulated earnings	11,512	7,612
Accumulated other comprehensive loss	(1,583)	(587)
Total stockholders' equity	71,665	68,624
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$410,595	$411,181
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
Net revenue	$41,341	$51,359
Cost of revenue	29,866	37,094
Gross profit	11,475	14,265
Operating expenses:
Selling, general and administrative	8,795	10,386
Amortization	875	—
Total operating expenses	9,670	10,386
Operating income	1,805	3,879
Other income (expense):
Interest income	3,219	144
Interest expense	(247)	(826)
Other gains, net	330	2,886
Total other income, net	3,302	2,204
Income before income taxes	5,107	6,083
Income tax expense	671	1,126
Net income	4,436	4,957
Less: Preferred dividends on Series C redeemable preferred stock	(536)	(537)
Net income attributable to common stockholders	$3,900	$4,420

Net income per common shares - basic	$0.15	$0.69

Net income per common shares - diluted	$0.15	$0.59

Weighted-average number of common shares outstanding - basic	6,199	6,434
Weighted-average number of common shares outstanding - diluted	26,066	8,403
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
Net income	$4,436	$4,957
Other comprehensive loss:
Foreign currency translation adjustment	(996)	(2,837)
Pension liability adjustments, net of tax	—	(1,078)
Other comprehensive loss	(996)	(3,915)
Comprehensive income	$3,440	$1,042
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at 7/31/2023 (Successor)	6,250,493	$65	$61,534	$7,612	$(587)	$68,624
Net income	—	—	—	4,436	—	4,436
Preferred dividends	—	—	—	(536)	—	(536)
Restricted stock grants	16,737	—	—	—	—	—
Share-based compensation	—	—	137	—	—	137
Other comprehensive items	—	—	—	—	(996)	(996)
Balance at 10/31/2023 (Successor)	6,267,230	$65	$61,671	$11,512	$(1,583)	$71,665

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at 7/31/2022 (Predecessor)	6,485,309	$65	$7,479,906	$(7,493,317)	$4,140	$(9,206)
Net income	—	—	—	4,957	—	4,957
Preferred dividends	—	—	—	(537)	—	(537)
Restricted stock grants	13,712	—	—	—	—	—
Share-based compensation	—	—	177	—	—	177
Other comprehensive items	—	—	—	—	(3,915)	(3,915)
Balance at 10/31/2022 (Predecessor)	6,499,021	$65	$7,480,083	$(7,488,897)	$225	$(8,524)
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,436	$4,957
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	435	459
Amortization of finite-lived intangible assets	875	—
Amortization of deferred financing costs	—	12
Accretion of debt discount	—	510
Share-based compensation	137	177
Non-cash lease expense	2,197	2,230
Bad debt (recovery) expense	(8)	960
Other gains, net	(330)	(2,885)
Changes in operating assets and liabilities:
Accounts receivable, net	238	3,026
Inventories, net	1,525	(1,077)
Prepaid expenses and other current assets	(367)	(168)
Accounts payable, accrued restructuring and accrued expenses	(1,351)	1,553
Refundable and accrued income taxes, net	312	118
Other assets and liabilities	(1,516)	(1,620)
Net cash provided by operating activities	6,583	8,252
Cash flows from investing activities:
Purchases of investments	(3,890)	—
Proceeds from disposition of securities	154,526	—
Additions of property and equipment	(552)	(548)
Proceeds from the disposition of property and equipment	—	16
Net cash provided by (used in) investing activities	150,084	(532)
Cash flows from financing activities:
Preferred dividend payments	(536)	(537)
Repayments on capital lease obligations	—	(19)
Net cash used in financing activities	(536)	(556)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(884)	(405)
Net increase in cash, cash equivalents and restricted cash	155,247	6,759
Cash, cash equivalents and restricted cash, beginning of period	123,404	58,045
Cash, cash equivalents and restricted cash, end of period	$278,651	$64,804

Cash and cash equivalents, end of period	$276,705	$59,948
Restricted cash for funds held for clients, end of period	1,946	4,856
Cash, cash equivalents and restricted cash, end of period	$278,651	$64,804
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1)NATURE OF OPERATIONS
Steel Connect, Inc. (the "Company" or "Steel Company"), is a holding company which operates through its wholly-owned subsidiary ModusLink Corporation ("ModusLink" or "Supply Chain").

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
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2023 (Fiscal Year 2023), which are contained in the Company's Fiscal Year 2023 Form 10-K filed. The results for the three months ended October 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Predecessor/Successor Reporting

On May 1, 2023, the Exchange Transaction resulted in Steel Holdings obtaining control of the Company for financial statement consolidation purposes. Steel Holdings does not consolidate the Company for Federal income tax purposes because the ownership in the Company is dispersed between different federal tax consolidation groups within Steel Holdings. As of May 1, 2023, the Company elected pushdown accounting in which it used Steel Holdings' basis of accounting, which reflected the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre- exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. As such for purposes of this quarterly report, all references to the three months ended October 31, 2023 are for the Successor period, and all references to the three months ended October 31, 2022 are for the Predecessor period. See Note 4 - "Exchange Transaction" for further information regarding the Exchange Transaction and the application of pushdown accounting.
Reverse/Forward Stock Split
At the special stockholders meeting held on June 6, 2023, the stockholders approved proposals to amend the Company’s restated certificate of incorporation (the “Charter”), to effect a 1-for-3,500 reverse stock split of the common stock (the “Reverse Stock Split”), followed immediately by a 375-for-1 forward stock split of the common stock (the “Forward Stock Split,” and, together with the Reverse Stock Split, the “Reverse/Forward Stock Split”). On June 7, 2023, Steel Connect's Board of Directors ("the Board") approved the Reverse/Forward Stock Split, and as such, the Board directed the Company to file with the State of Delaware certificates of amendment to our Charter to effectuate the Reverse/Forward Stock Split. The Reverse/Forward Stock

Split was effective on June 21, 2023 (the “Effective Date”). The Company’s common stock began trading on a Reverse/Forward Stock Split-adjusted basis on the Nasdaq Capital Market when the market opened on June 22, 2023. The trading symbol for the Company’s common stock remains “STCN.” Accordingly, all share and per-share amounts for the current period and prior periods have been adjusted to reflect the Reverse/Forward Stock Split.
All significant intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the three months ended October 31, 2023, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
(3)RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued and Not Yet Implemented

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. We are currently evaluating the impacts of the new standard.

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
Other new pronouncements issued but not effective until after October 31, 2023 are not expected to have a material impact on our financial condition, results of operations or liquidity.

(4)EXCHANGE TRANSACTION
Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, the Company and Steel Holdings executed a series of agreements, in which Steel Holdings and the Steel Partners Group transferred an aggregate of 3.6 million shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to the Company in exchange for 3.5 million shares of newly created Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following approval by the Company's stockholders pursuant to the rules of The Nasdaq Stock Market LLC at a special meeting of stockholders held on June 6, 2023, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participates in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, the Steel Partners Group would hold approximately 84.0% of the outstanding equity interests of the Company as of May 1, 2023, and the Company became a consolidated subsidiary of Steel Holdings for financial statement purposes. The Company is not consolidated by Steel Holdings for Federal income tax purposes because Steel Holdings' ownership in the Company is dispersed between different federal tax consolidation groups. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Holdings. The Company's assets and liabilities have been included in Steel Holdings' consolidated balance sheet as of May 1, 2023, with a related noncontrolling interest of 16.0% of the Company's common stock. Prior to May 1, 2023, Steel Holdings held a 49.6% ownership interest in the Company and accounted for its investment in the Company in accordance with the equity method of accounting. As of the date of the Exchange Transaction, Steel Holdings remeasured the previously held equity method investment to its fair value based upon a valuation of the Company. The Exchange Transaction accomplishes Steel Holdings' objective, which is to increase ownership in the Company in order to benefit from future earnings and growth and strengthens the Company's balance sheet to permit it to do acquisitions.

The Exchange Transaction was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and, accordingly, the Company's results of operations were consolidated in Steel Holdings' financial statements on the date of the Exchange Transaction. Steel Holdings recorded a preliminary allocation of the Exchange Transaction to assets acquired and liabilities assumed based on their estimated fair values as of May 1, 2023. The final Exchange Transaction allocation, which is expected to be completed by December 31, 2023, will be based on final appraisals and other analysis of fair values of acquired assets and liabilities. Steel Holdings does not expect that differences between the preliminary and final Exchange Transaction allocation will have a material impact on its results of operations or financial position. As discussed in Note 2 - "Basis of Presentation", the Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction.

The following table summarizes the total Exchange Transaction consideration:

(in thousands)	May 1, 2023
Fair value of Aerojet common stock	$202,733
Fair value of Steel Holdings' previously held interests in Steel Connect and Steel Holdings' noncontrolling interest	111,816
Less: cash acquired from Steel Connect	(65,896)
Total estimated consideration, less cash acquired	$248,653

The following represents the initial calculation of goodwill and fair value amounts recognized. The Company notes that there were no measurement period adjustments made in the current period that would result in an updated preliminary fair value allocation.

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

Identifiable intangible assets were recognized at their estimated fair value as of the date of the Exchange Transaction. The fair value of the trade name asset was determined using the relief-from-royalty method and the fair value of the customer relationships asset was determined using the excess earnings method. These income-based approaches included assumptions such as the amount and timing of projected cash flows, growth rates, customer attrition rates, discount rates, and the assessment of the asset’s life cycle. The estimated fair value and estimated remaining useful lives of identifiable intangible assets as of the Exchange Transaction date were as follows:

(in thousands)	Useful Life (Years)	Amount
Customer relationships	7	$25,000
Trade name	Indefinite	10,500
Estimated fair value of identifiable intangible assets		$35,500
(5)GOODWILL AND OTHER INTANGIBLE ASSETS, NET

In connection with the application of pushdown accounting, the Company recorded intangible assets for goodwill, customer relationships and tradenames. A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

Supply Chain
Balance at July 31, 2023 (Successor)
Gross goodwill	$22,785
Accumulated impairments	—
Net goodwill	$22,785
Balance at October 31, 2023 (Successor)
Gross goodwill	$22,785
Accumulated impairments	—
Net goodwill	$22,785

A summary of Other intangible assets, net is as follows:

	Successor
	October 31, 2023			July 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$25,000	$1,786	$23,214	$25,000	$911	$24,089
Trade name	10,500	—	10,500	10,500	—	10,500
Total	$35,500	$1,786	$33,714	$35,500	$911	$34,589

The trade name intangible asset has an indefinite useful life. Customer relationships are amortized on a straight-line basis. Amortization expense related to intangible assets was $0.9 million for the three months ended October 31, 2023. The Exchange Transaction closed on May 1, 2023, and as such, there was no intangible assets or related amortization expense for the three months ended October 31, 2022.

Based on gross carrying amounts at October 31, 2023, the Company's estimate of amortization expense for identifiable intangible assets for the remainder of fiscal year ending July 31, 2024, and fiscal years 2025 through 2028 and thereafter is presented in the table below:

	Fiscal Year Ending July 31,
	2024	2025	2026	2027	2028	Thereafter
Estimated amortization expense	$2,679	$3,571	$3,571	$3,571	$3,571	$6,251

(6)INVENTORIES, NET

The table below presents the components of Inventories, net:

	Successor
	October 31, 2023	July 31, 2023
	(In thousands)
Raw materials	$3,680	$4,805
Work-in-process	71	239
Finished goods	3,005	3,525
	$6,756	$8,569

(7)INVESTMENTS
Long-term investments consist of debt and equity securities. The Company determines the appropriate classifications of its investments at the acquisition date and re-evaluates the classifications at each balance sheet date.
Equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value, with any changes recognized in Other gains (losses), net in the consolidated statements of operations in accordance with ASC Topic 321, Investments - Equity Securities. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair value.
Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recognized in accumulated other comprehensive income or loss as a separate component of the Company's stockholders' equity in accordance with ASC Topic 320, Investments - Debt Securities. To the extent that debt securities meet the definition of a hybrid security under ASC 815, Derivatives and Hedging, the Company may elect the fair value option under ASC 825, Financial Instruments to measure the entire hybrid instrument, with changes in fair value recorded in the Company's consolidated statements of operations.
Interest income is recognized when earned.
The following table summarizes the Company's investments as of October 31, 2023. There were no investments as of July 31, 2023.

Successor
October 31, 2023
Convertible loan note investment(a)	$1,227
Other investments(b)	2,216
Total	$3,443

(a)    The Company entered into a new convertible loan note on October 13, 2023, which matures on March 31, 2025. The Company paid 1.0 million GBP (approximately $1.2 million) to subscribe for an amount of £1.0 million (the "loan principal") of 11.0% 2025 unsecured convertible loan notes issued by the investee (the "CLN Instrument Agreement"). Contemporaneous with the execution of the CLN Instrument Agreement, the Company executed the Equity Warrant Instrument Agreement (“Warrant Agreement”), which provides the Company with the option to convert the outstanding balance into equity shares of the investee at any time before repayment of the outstanding loan principal balance. The Company’s £1.0 million investment in the £20.0 million GBP 11.0% unsecured convertible loan notes provides it with an approximate 5.0% ownership interest on an if-converted basis. The cost basis of the convertible loan note investment was $1.2 million as of October 31, 2023, which also approximates its fair value. Changes in fair value will be recorded in the Company's consolidated statements of operations as the Company elected the fair value option under ASC 825 to account for this investment.
(b)    The balance consists of multiple common stock investments of public companies. All were accounted for under ASC 321.
The amount of net unrealized losses for the three months ended October 31, 2023 that relate to equity securities still held as of October 31, 2023 are as follows:

Successor
Three months ended October 31,
2023
Unrealized losses recognized during the period on equity securities still held at the end of the period	$447
Unrealized losses are recorded in Other gains, net on the condensed consolidated statements of operations. There was no investment activity for the three months ended October 31, 2022.

(8)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities".

	Successor
	October 31, 2023	July 31, 2023
Accrued Expenses	(In thousands)
Accrued compensation	$8,500	$6,891
Accrued audit, tax and legal	4,577	5,696
Accrued price concessions	2,740	2,981
Accrued taxes	2,715	2,811
Accrued occupancy costs	1,345	1,412
Accrued IT costs	871	831
Accrued other	5,450	6,152
Total accrued expenses	$26,198	$26,774

	Successor
	October 31, 2023	July 31, 2023
Other Current Liabilities	(In thousands)
Deferred revenue - current	2,540	2,574
Other	1,362	1,970
Total other current liabilities	$3,902	$4,544
(9)LEASES
The table below presents the components of the Company's lease expense:

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
	(In thousands)
Operating lease cost	$2,546	$2,405
Short-term lease expense	451	438
Variable lease cost	—	4
Sublease income	(167)	(273)
Total lease expense	$2,830	$2,574
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,292	$2,207
Financing cash flows from finance leases	$—	$19
(10)DEBT
The components of debt are presented in the table below:

	Successor
	October 31, 2023	July 31, 2023
	(In thousands)
Unsecured
7.50% Convertible Senior Note due September 1, 2024	$12,327	$12,461
Credit Facilities
Umpqua Revolver	—	—
Total debt, net	$12,327	$12,461
7.50% Convertible Senior Note

On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note").
On March 9, 2023 (the "Amendment Date"), the Company and SPHG Holdings entered into an amendment to the SPHG Note (the “SPHG Note Amendment”). Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended to September 1, 2024 from its original maturity date of March 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note on the Amendment Date, and repaid an additional $1.0 million principal amount of the note on June 9, 2023. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million, and derecognized $0.2 million of the debt discount in proportion to the reduction of the principal balance in the third quarter of fiscal year 2023. No other changes were made to the terms of the SPHG Note besides the items discussed.

SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the maturity date of the SPHG Note, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 45.1356 shares of common stock, which is equivalent to an initial conversion price of approximately $22.16 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of October 31, 2023, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note.
As of May 1, 2023, or the date of the Exchange Transaction, the Company accounts for the SPHG Note under the fair value option in order to conform with Steel Holdings' basis of accounting, with changes in fair value recognized in earnings. Refer to Note 18 - "Fair Value Measurements" for further information.

The below discusses the components of the SPHG Note as of October 31, 2023 and July 31, 2023:

As of October 31, 2023 and July 31, 2023, the principal amount of the note was $12.9 million, respectively. As of October 31, 2023 and July 31, 2023, the fair value of the SPHG Note was $12.3 million and $12.5 million, respectively. The fair value of the SPHG Note was reported as a current liability on the condensed consolidated balance sheets as of October 31, 2023, as its maturity is less than twelve months as of October 31, 2023.

Below is a reconciliation of interest expense related to the SPHG Note to total interest expense:

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
	(In thousands)
Interest expense related to contractual interest coupon on the SPHG Note	$247	$286
Interest expense related to accretion of the discount on the SPHG Note(a)	—	510
Interest expense related to revolving credit facilities (see below)	—	11
Other	—	19
Total interest expense	$247	$826
(a) Prior to the date of the Exchange Transaction, the discount on the SPHG Note was amortized using the effective interest rate method. The effective interest rate on the SPHG Note was 27.80% prior to the SPHG Note Amendment.
Umpqua Revolver
On March 16, 2022, ModusLink, as borrower, entered into a new credit agreement with Umpqua Bank as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 31, 2025.
On March 13, 2023, ModusLink and Umpqua Bank entered into an amendment to the Umpqua Revolver (the "Umpqua Revolver Amendment") to extend the expiration date of the facility to March 31, 2025 from its original expiration date of March 16, 2024. There were no fees associated with the extension.
As of October 31, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the filing of this Form 10-Q. As of October 31, 2023, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million available for letters of credit.
(11)CONTINGENCIES
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

Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate 353,571 shares that they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 196,429 vested shares and 32,143 unvested shares; for Mr. Howard, 98,214 vested shares and 16,071 unvested shares; and for Mr. Fejes, 10,714 vested shares. On August 17, 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under the MOU, the Stipulation and their respective Surrender Agreements, and in December 2021 Mr. Fejes did the same. All such shares were subsequently cancelled. Pursuant to the MOU and Stipulation, the Company also agreed to pay the Plaintiff’s counsel legal fees for this matter in an amount up to $2.05 million, if approved by the court.

After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, the parties submitted an amendment to the Stipulation: (i) increasing the proposed total contribution of the insurers to $3.0 million, (ii) reducing Plaintiff’s counsel’s fee request to $1.6 million, and (iii) providing that if the then pending proposed Merger was consummated, the $3.0 million, minus fees awarded to Plaintiff’s counsel and costs of distribution of up to $125,000, would be distributed to the holders of eligible shares of Common Stock (as defined in the Merger Agreement governing the Merger), other than the Defendants; provided, however, that no distribution would be required to be made to any holder whose proportionate share of the distribution would be less than $1.00. On September 23, 2022, the court ruled that it was denying approval of the settlement. On September 12, 2023, the court approved a stipulated pretrial and trial schedule culminating in a trial scheduled for September 2024. The possible liability, if any, with respect to this matter cannot be determined.

On June 6, 2023, the Company received a books and records demand from Reith under Delaware General Corporation Law Section 220 which requests an array of documents for the purported purposes of investigating potential wrongdoing in connection with the April 30, 2023 transaction between Steel Holdings and Steel Connect. The Company is responding to this demand. The possible liability, if any, with respect to this matter cannot be determined.

Mohammad Ladjevardian v. Warren G. Lichtenstein, et al.

On September 1, 2023, a purported stockholder, Mohammad Ladjevardian, filed a verified complaint alleging a single direct claim for breach of fiduciary duty against members of Steel Connect’s Board of Directors, Steel Holdings, Steel Excel, Inc., and WebFinancial Corporation in connection with the Exchange Transaction. Directors named in the complaint are Warren Lichtenstein, Glen Kassan, and Jack Howard. The complaint alleges that although the challenged transaction was approved by the independent Strategic Planning Committee, the committee failed to obtain a “control premium” or to consider the dilutive effect that the Series E issuance had on the plaintiff’s holdings. Remedies requested include rescission of the Series E shares and a judicially imposed requirement that all future transactions involving Steel Holdings and its affiliates be subject to minority stockholder approval. On September 27, 2023, the entity defendants moved to dismiss the complaint. On October 5, 2023, the individual defendants moved to dismiss the complaint. The possible liability, if any, with respect to this matter cannot be determined as of this date.
(12)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$41,005	$50,931
Other	336	428
	$41,341	$51,359
Timing of Revenue Recognition
Services transferred over time	$41,341	$51,359
	$41,341	$51,359
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

The table below presents information for the Company's contract balances:

	Successor		Predecessor
	October 31, 2023	July 31, 2023	August 1, 2022
	(In thousands)
Accounts receivable, trade, net	$27,974	$28,616	$40,083
Contract assets	464	439	369

Deferred revenue - current	$2,540	$2,574	$2,705
Deferred revenue - long-term	108	144	134
Total deferred revenue	$2,648	$2,718	$2,839
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the three months ended October 31, 2023 and October 31, 2022, were as follows:

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$2,718	$2,839
Deferral of revenue	301	271
Recognition of deferred amounts upon satisfaction of performance obligation	(371)	(641)
Balance at end of period	$2,648	$2,469
The Company expects to recognize approximately $2.5 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(13)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2023, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of both October 31, 2023 and July 31, 2023, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million.

Uncertain Tax Positions

In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of both October 31, 2023 and July 31, 2023, the liabilities for interest expense related to uncertain tax positions was $0.1 million. The Company expects $0.3 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2020 through July 31, 2023. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2015 through 2022 tax years remain subject to examination in most locations, while the Company's 2010 through 2021 tax years remain subject to examination in most Asia locations.

(14)EARNINGS PER SHARE
As discussed in Note 2 - "Basis of Presentation", the Reverse/Forward Stock Split was effective on June 21, 2023. The Company’s shares of outstanding common stock and earnings per share amounts have been retroactively restated for all periods presented for the Reverse/Forward Stock Split. The following table reconciles net earnings per share for the three months ended October 31, 2023 and 2022:

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
	(In thousands, except per share data)
Reconciliation of net income to net income attributable to common stockholders after assumed conversions:
Net income	$4,436	$4,957
Less: Preferred dividends on Series C redeemable preferred stock	(536)	(537)
Net income available to common stockholders	3,900	4,420
Less: Undistributed earnings allocated to participating securities	(2,970)	—
Net income attributable to common stockholders	$930	$4,420

Effect of dilutive securities:
Dividends on Series C preferred stock	—	537
Undistributed earnings allocated to Series E preferred stock	2,970	—
Net income attributable to common stockholders - assuming dilution	$3,900	$4,957

Net income per common share - basic	$0.15	$0.69

Net income per common share - diluted	$0.15	$0.59

Weighted average common shares outstanding - basic	6,199	6,434
Effect of dilutive securities:
Common stock equivalents - Restricted stock and restricted stock shares	57	56
Common stock equivalents - Series C Preferred stock	—	1,913
Common stock equivalents - Series E Preferred stock	19,810	—
Weighted average common shares outstanding - diluted	26,066	8,403
For the three months ended October 31, 2023, the Company calculated basic and diluted net income per common share using the two-class method, as the Series E Convertible Preferred Stock meets the definition of a participating security. The two-class method is an allocation formula that determines net income per common share for each share of common stock and Series E Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series E Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Series E Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends or other distributions on the shares of Common Stock as if, immediately prior to each record date for payment of dividends or other distributions on the Common Stock, shares of Series E Preferred Stock then outstanding were converted into shares of Common Stock. Basic net income per common share is computed by dividing net income allocated to common stockholders for the period by the weighted average number of common shares outstanding for the period. Net income available to common stockholders for the period includes dividends paid to common stockholders during the period plus a proportionate share of undistributed net income allocable to common stockholders for the period; the proportionate share of undistributed net income allocable to common stockholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period. Diluted net income per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of restricted common stock

(calculated based on the treasury stock method) and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method), using the more dilutive of either the two-class method or as-converted stock method.

The Company was not required to apply the two-class method during the Predecessor Period as there were no participating securities, and as such, there were no changes to the Predecessor Period other than the retrospective restatement for the Reverse/Forward Stock Split discussed previously.
For the three months ended October 31, 2023, $0.2 million of interest expense, net of tax related to the SPHG Note, and $0.5 million of Series C preferred dividends were excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the three months ended October 31, 2022, $0.8 million of interest expense, net of tax impact related to the SPHG Note was excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive.
For the three months ended October 31, 2023, 2.5 million common stock equivalent shares (including those related to the SPHG Note and the Series C Preferred stock) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the three months ended October 31, 2022, 0.7 million common stock equivalent shares (including those related to the SPHG Note) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive.
(15)COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive (loss) income as of 7/31/2023 (Successor)	$(623)	$36	$(587)
Foreign currency translation adjustment	(996)	—	(996)
Net current-period other comprehensive loss	(996)	—	(996)
Accumulated other comprehensive (loss) income as of 10/31/2023 (Successor)	$(1,619)	$36	$(1,583)

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive income (loss) as of 7/31/2022 (Predecessor)	$6,063	$(1,923)	$4,140
Foreign currency translation adjustment	(2,837)	—	(2,837)
Pension liability adjustments, net of tax	—	(1,078)	(1,078)
Net current-period other comprehensive loss	(2,837)	(1,078)	(3,915)
Accumulated other comprehensive income (loss) as of 10/31/2022 (Predecessor)	$3,226	$(3,001)	$225

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
(16)SEGMENT INFORMATION

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

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
	(In thousands)
Net revenue:
Supply Chain	$41,341	$51,359
Total segment net revenue	41,341	51,359
Operating income:
Supply Chain	2,675	5,851
Total segment operating income	2,675	5,851
Corporate-level activity	(870)	(1,972)
Total operating income	1,805	3,879
Total other income, net	3,302	2,204
Income before income taxes	$5,107	$6,083

	Successor
	October 31, 2023	July 31, 2023
	(In thousands)
Total assets:
Supply Chain	$143,654	$146,614
Corporate	266,941	264,567
Total assets	$410,595	$411,181
Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
	(In thousands)
Capital expenditures	$552	$548
Depreciation expense	$435	$459

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	2023	2022
	(In thousands)
United States	$15,197	$12,172
Mainland China	14,384	17,965
Netherlands	5,298	5,351
Czech Republic	2,630	5,760
Singapore	1,460	5,132
Other	2,372	4,979
Total consolidated net revenue	$41,341	$51,359
(17)RELATED PARTY TRANSACTIONS
As of October 31, 2023, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners Ltd., beneficially owned approximately 85.9% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director.
Upon closing of the Exchange Transaction on May 1, 2023, the Company became a consolidated subsidiary of Steel Holdings as described in Note 1 - "Nature of Operations", Note 2 - "Basis of Presentation", and Note 4 - "Exchange Transaction". After May 1, 2023, transactions between Steel Holdings and the Company are eliminated in consolidation by Steel Holdings.
SPHG Note Transaction
On February 28, 2019, the Company entered into a SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note.
On March 9, 2023 (the "Amendment Date"), the Company and SPHG Holdings entered into an amendment to the SPHG Note. Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended six months from March 1, 2024 to September 1, 2024. The Company repaid $1.0 million in principal amount of the SPHG Note on the Amendment Date, and repaid an additional $1.0 million principal amount of the note on June 9, 2023. In connection with the SPHG Note Amendment, the Company also paid SPHG Holdings a cash amendment fee of $0.1 million, and derecognized $0.2 million of the debt discount in proportion to the reduction of the principal balance on the Amendment Date in the third quarter of fiscal year 2023. No other changes were made to the terms of the SPHG Note besides the items discussed.
As of both October 31, 2023 and July 31, 2023, SPHG Holdings held $12.9 million principal amount of the SPHG Note. As of October 31, 2023 and July 31, 2023, the fair value of the SPHG Note was $12.3 million and $12.5 million, respectively. During the three months ended October 31, 2023 and 2022, the Company recognized interest expense of $0.2 million and $0.8 million, respectively, associated with the SPHG Note.
Series C Preferred Stock Transaction
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Series C Convertible Preferred Stock are set forth in the Series C Certificate of Designations, which has been filed with the Secretary of State of the State of Delaware. During each of the three months ended October 31, 2023 and 2022, the Company paid dividends of $0.5 million associated with the Series C Convertible Preferred Stock.
On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).

Series E Preferred Stock Transaction
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
The terms, rights, obligations and preferences of the Series E Convertible Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (the “Series E Certificate of Designations”).
Stockholders' Agreement

Concurrently with the execution of the Transfer and Exchange Agreement, the Company, Steel Holdings, Steel Excel, WebFinancial, WHX CS, LLC, WF Asset Corp., Steel Partners Ltd., Warren G. Lichtenstein and Jack L. Howard (together, the "SP Investors") entered into a Stockholders' Agreement dated as of April 30, 2023 (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, the parties agreed to certain aspects of the Company's governance, including the maintenance of the Board size at seven directors and the creation of an audit committee consisting of at least three independent directors under SEC and applicable stock exchange rules (an "Independent Audit Committee") or one consisting of at least three directors, at least one of whom qualifies as independent under SEC and applicable stock exchange rules and the remainder of whom are not affiliated, as described in the Stockholders’ Agreement, with the Company or the SP Investors or their subsidiaries or affiliates (the “Disinterested Audit Committee”).

The Stockholders' Agreement further provides that (a) prior to September 1, 2025 the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the following: (i) a voluntary delisting of the common stock from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the common stock, Steel Connect ceasing to be an SEC reporting company, or Steel Connect filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment to the terms of the STCN Management Services Agreement (the "Services Agreement") dated June 14, 2019, by and between Steel Connect and Steel Services Ltd.; and (iii) any related party transaction between Steel Connect and the SP Investors and their subsidiaries and affiliates; (b) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going private transaction pursuant to which Steel Holdings or its subsidiaries or affiliates acquires the outstanding shares of common stock they do not own (or any alternative transaction that would have the same impact); and (c) until the Final Sunset Date, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between Steel Connect and the SP Investors; or (ii) prior to any transfer of equity interests in Steel Connect by the members of the SP Group (as defined in the Stockholders' Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in Steel Connect that are held by the members of the SP Group being held by one corporate entity.

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
Steel Connect Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "STCN Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Holdings. The STCN Management Services Agreement was effective as of June 1, 2019. Pursuant to the STCN Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of certain employees, including certain executive officers (including chief financial officer and general counsel services) and other corporate services. Total expenses incurred related to the STCN

Management Services Agreement for the three months ended October 31, 2023 and 2022 were $0.6 million and $0.6 million, respectively. As of October 31, 2023 and July 31, 2023, amounts due to Steel Services was $0.2 million and $0.7 million, respectively, and are recorded within the consolidated balance sheets as a component of Accounts payable.

On October 25, 2023, in Amendment No. 2 to the STCN Management Services Agreement, the parties agreed to increase the monthly fee to $0.1 million effective as of January 1, 2024, primarily to increase the business development and mergers and acquisition staffing needed to originate, analyze and pursue strategic acquisitions and investments with the additional liquidity resulting from the Exchange Transaction.

ModusLink Management Services Agreement

On October 25, 2023, ModusLink entered into a management services agreement (as amended, the “ModusLink Management Services Agreement”) with Steel Services, an indirect wholly-owned subsidiary of Steel Holdings, effective as of January 1, 2024. Pursuant to the ModusLink Management Services Agreement, Steel Services provides ModusLink with the non-exclusive services of a person or people to serve in various positions or functions and to perform duties normally associated with those specific to (or substantially equivalent positions or functions for) ModusLink based on its particular needs, including legal and environmental, health and safety, management (including chief financial officer and general counsel services), finance, tax and treasury, human resources, “lean,” internal audit, mergers and acquisitions, and information technology (the “Services”). SEC and Nasdaq reporting services and M&A business development services, among other services, are provided only under the STCN Management Services Agreement.

The ModusLink Management Services Agreement provides that ModusLink will pay Steel Services a fixed monthly fee of $80.0 thousand in consideration of the Services and will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services. The ModusLink Management Services Agreement will automatically renew for successive one-year periods (each such period, a “Term”) unless and until terminated: (i) by either party, effective on the last day of the current Term, upon not less than 90 days’ written notice to the other; (ii) by ModusLink, at any time, on less than 90 days’ notice (provided that, in the case of (i) or (ii), ModusLink pays a termination fee to Steel Services as provided in the ModusLink Management Services Agreement, which fee shall equal 125% of the fees due under the ModusLink Management Services Agreement from and including the termination date until the 90th day following the date of such termination); (iii) immediately upon the bankruptcy or dissolution of Steel Services; (iv) promptly by ModusLink upon a material breach of the ModusLink Management Services Agreement by Steel Services; or (v) immediately by ModusLink for Cause (as defined in the ModusLink Management Services Agreement). The ModusLink Management Services Agreement provides that ModusLink will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services.

Air Travel

The Company reimburses SP General Services, LLC (an affiliate of Steel Holdings), rather than Steel Services, for expenses for business-related air travel, which relates to services provided to the Company by Warren G. Lichtenstein as Interim Chief Executive Officer as well as certain of the Company’s executive officers whose services are provided to the Company under the STCN Management Services Agreement. For the three months ended October 31, 2023 and October 31, 2022, SP General Services, LLC did not incur any reportable expenses for such business-related air travel.
(18)FAIR VALUE MEASUREMENTS
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liability measured at fair value on a recurring basis as of October 31, 2023 and July 31, 2023, classified by fair value hierarchy:

	Successor	Fair Value Measurements at Reporting Date Using
(In thousands)	October 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds	$238,090	$238,090	$—	$—
Convertible loan note investment	$1,227	$—	$—	$1,227
Other investments	$2,216	$2,216	$—	$—

Liabilities:
SPHG Note	$12,327	$—	$—	$12,327

	Successor	Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,269	$85,269	$—	$—

Liabilities:
SPHG Note	$12,461	$—	$—	$12,461
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
Fair Value of Financial Instruments
The Company's financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, accounts receivable, customer deposits, accounts payable, and restricted cash, and are reflected in the consolidated financial statements at carrying value. Carrying value approximates fair value for these items due to their short-term nature. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets are money market funds. These are valued at quoted market prices in active markets.
Subsequent to the issuance of fiscal year 2023 financial statements, the Company determined that the money market funds balance as of July 31, 2023 in the above table, was understated by $54.2 million. The Company corrected this immaterial error in the table above as of July 31, 2023. This disclosure change did not have any impact to amounts recognized in the consolidated balance sheets.

Prior to the date of the Exchange Transaction, the Company did not measure the fair value of the SPHG Note on a recurring basis, as the assumption was that the carrying value of the liability component of the SPHG Note approximated fair value because the stated interest rate of this debt was consistent with current market rates. In conjunction with the application of pushdown accounting, the Company now measures the fair value of the SPHG on a recurring basis. Refer to Note 10 - "Debt" for further details. The Company estimates the value of the SPHG Note using a Binomial Lattice Model. Key inputs in the valuation include the trading price and volatility of Steel Connect's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The Company recognized $0.1 million in unrealized gains in Other gains, net within the consolidated statements of operations for the Successor Period as a result of the fair value measurement performed at October 31, 2023.
Following is a summary of changes in the SPHG Note measured using Level 3 inputs:

Balance as of July 31, 2023 (Successor)	$12,461
Change in fair value	(134)
Balance as of October 31, 2023 (Successor)	$12,327
As discussed in Note 7 - "Investments", the Company elected the fair value option to account for their convertible loan note investment. The Company believes the cost basis of the investment to approximate its fair value as of October 31, 2023. As such, there were no unrealized gains or losses recorded to the consolidated statement of operations for the Successor Period. There were no unrealized gains or losses recorded to the consolidated statement of operations for the Predecessor Period, as the convertible loan note investment was a new investment in October 2023.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this Quarterly Report on Form 10-Q and the risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 8, 2023, and other subsequent reports filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview
Steel Connect, Inc. (the "Company" or "Steel Connect") is a holding company which operates through its wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which serves the supply chain management market.

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

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P., (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). The Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participate in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock on the date of the Exchange Transaction, the Steel Partners Group would hold approximately 84.0% of the outstanding equity interests of the Company. The Exchange Transaction closed on May 1, 2023, which is the date that the consideration was exchanged between Steel Holdings and the Company. Refer to Note 1 - "Nature of Operations" and Note 4 - "Exchange Transaction" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Predecessor/Successor Reporting

On May 1, 2023, the Exchange Transaction resulted in Steel Holdings obtaining control of the Company for financial statement purposes. Steel Holdings does not consolidate the Company for Federal income tax purposes because the ownership in the Company is dispersed between different federal tax consolidation groups within Steel Holdings. The Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre- exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. As such for purposes of this quarterly report, all references to the three months ended October 31, 2023 are for the Successor period, and all references to the three months ended October 31, 2022 are for the Predecessor period. Refer to Note 2 - "Basis of Presentation" and Note 4 - "Exchange Transaction" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

As it relates to the results of operations, while the 2024 Successor period and the 2023 Predecessor period are distinct reporting periods, the effects of the change of control for financial statement purposes did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted related to the impact from pushdown accounting.

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

The number of shares of Company’s common stock issuable upon the exercise of Series C Preferred Stock and the Series E Preferred Stock immediately prior to the Reverse/Forward Stock Split were proportionately decreased and the conversion price of the Series C Preferred Stock and the Series E Preferred Stock were proportionately increased, effective as of June 21, 2023, the close of business on the date of such Reverse/Forward Stock Split. Our authorized preferred stock was not affected by the reverse stock split and continues to be 3,535,000 shares of preferred stock, with a par value of $0.01 per share. Refer to Note 2 - "Basis of Presentation" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Disposition of Interest in Aerojet Shares

As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was purchased when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash out of the total net proceeds of $207.8 million. As of October 31, 2023, the Company received the remaining $154.5 million proceeds in cash and there was a corresponding decrease in prepaid expenses and other current assets within the consolidated balance sheet at the time of this cash receipt. Refer to Note 1 - "Nature of Operations" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Customers

Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the three months ended October 31, 2023 and 2022, the Company's ten largest clients accounted for approximately 78.6% and 79.7% of consolidated net revenue, respectively. Two clients accounted for 32.4% and 18.5% of the Company's consolidated net revenue for three months ended October 31, 2023. Two clients accounted for 36.2% and 14.9% of the Company's consolidated net revenue for three months ended October 31, 2022. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the three months ended October 31, 2023 or 2022.
Four clients, associated with the Supply Chain segment, accounted for greater than 10.0% of the Company's consolidated net accounts receivables as of October 31, 2023. The first, second, third, and fourth client accounted for approximately 31.3%, 12.5%, 10.8%, and 10.6%, respectively, of the Company's consolidated net accounts receivable balance as of October 31, 2023. Four clients, associated with the Supply Chain segment, accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2023. The first, second, third, and fourth client accounted for approximately 28.0%, 14.0%, 12.0%, and 10.0%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2023.
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
The Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. As such for purposes of this quarterly report, all references to the three months ended October 31, 2023 are for the Successor period, and all references to the three months ended October 31, 2022 are for the Predecessor period.
All share and per-share amounts for the current period and prior periods have been adjusted to reflect the Reverse/Forward Stock Split.
Results of Operations
The following summarizes the consolidated results of operations for the Successor and Predecessor periods, which relate to the period succeeding and period preceding the Exchange Transaction with Steel Holdings, respectively. The results of operations for the Successor and Predecessor periods are comparable unless otherwise noted that as a result of pushdown accounting the periods are not comparable.

	Successor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,
	(unaudited in thousands)
	2023	2022	$ Change[1]	% Change[1]
Net revenue	$41,341	$51,359	$(10,018)	(19.5)%
Cost of revenue	(29,866)	(37,094)	7,228	19.5%
Gross profit	11,475	14,265	(2,790)	(19.6)%
Gross profit percentage	27.8%	27.8%	—	—	bpts
Selling, general and administrative	(8,795)	(10,386)	1,591	15.3%
Amortization	(875)	—	(875)	(100.0)%
Interest expense, net	(247)	(826)	579	70.1%
Other gains, net	3,549	3,030	519	17.1%
Income before income taxes	5,107	6,083	(976)	(16.0)%
Income tax expense	(671)	(1,126)	455	40.4%
Net income	$4,436	$4,957	$(521)	(10.5)%
1 Favorable (unfavorable) change
Three months ended October 31, 2023 compared to the three months ended October 31, 2022

Net Revenue:
During the three months ended October 31, 2023, net revenue for the Supply Chain segment decreased by approximately $10.0 million. This decrease in net revenue was primarily driven by lower volumes associated with clients in the computing and consumer electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on the Supply Chain segment's net revenues for the three months ended October 31, 2023, as compared to the same period in the prior year.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue for the three months ended October 31, 2023 included materials procured on behalf of our Supply Chain clients of $13.5 million, as compared to $19.3 million for the same period in the prior year, a decrease of $5.8 million. Total cost of revenue decreased by $7.2 million for the three months ended October 31, 2023, as compared to the same period in the prior year, primarily due to an decrease in material and labor costs as a result of lower revenue.

Gross Profit:

Gross profit decreased by approximately $2.8 million mainly driven by lower sales volume discussed above. The gross profit percentage remained relatively unchanged from the prior period. Fluctuations in foreign currency exchange rates had an insignificant impact on Supply Chain's gross margin for the three months ended October 31, 2023.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. Selling, general and administrative expenses during the three months ended October 31, 2023 decreased by approximately $1.6 million as compared to the same period in the prior year.

Selling, general and administrative expenses for the Supply Chain segment decreased by $0.5 million primarily due to bad debt expense recorded for a client in the consumer products industry in the prior year quarter that did not reoccur in the current year quarter. Corporate-level activity decreased by $1.1 million, primarily due to a decrease in legal and other professional fees. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the three months ended October 31, 2023.
Amortization Expense:
Amortization expense for the three months ended October 31, 2023 was $0.9 million and was driven by the recognition of intangible assets in connection with the application of pushdown accounting as a result of the Exchange Transaction. The Exchange Transaction closed on May 1, 2023, and as such, there was no activity for the three months ended October 31, 2022.
Interest Expense:
Total interest expense during the three months ended October 31, 2023 decreased $0.6 million as compared to the same period in the prior year, primarily due to the cessation of the amortization of the discount on the SPHG Note as of May 1, 2023, the date of the Exchange Transaction.
Other Gains, Net:
Other gains, net are primarily composed of investment gains (losses), foreign exchange gains (losses), interest income, and sublease income.
The Company recorded $3.5 million to Other gains, net for the three months ended October 31, 2023, primarily due to: (1) $3.2 million interest income on money market funds, (2) $0.4 million foreign exchange net gains, and (3) $0.2 million sublease income, offset partially by $0.4 million unrealized losses on investments in equity securities.
The Company recorded $3.0 million to Other gains, net, for the three months ended October 31, 2022 primarily due to $2.5 million in foreign exchange gains.
Income Tax Expense:

During the three months ended October 31, 2023, the Company recorded income tax expense of approximately $0.7 million as compared to $1.1 million for the same period in the prior fiscal year. The decrease in income tax expense is primarily due to lower taxable income in foreign jurisdictions, as compared to the prior year.
Net Income:

Net income for the three months ended October 31, 2023 decreased $0.5 million, as compared to the same period in the prior year. The decrease in net income is primarily due lower gross profit, offset partially by lower operating expenses and non-operating expenses. Refer to above explanations for further details.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of it securities, borrowings from lending institutions and sale of facilities that were not fully utilized.
As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was disposed of when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash out of the total net proceeds of $207.8 million. During the three months ended October 31, 2023, the Company received the remaining $154.5 million proceeds in cash. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, debt obligations and working capital for at least the next twelve months from the date of filing this Form 10-Q. Upon a redemption request by the holder of the Preferred Stock (as discussed in Note 17 - "Related Party Transactions" and in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023), the Parent believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations.
As of October 31, 2023, these resources include cash and cash equivalents and ModusLink's credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 31, 2025. There was no balance outstanding on the Umpqua Revolver as of October 31, 2023. See Note 10 - "Debt" for further details regarding the Umpqua Revolver.
The following table summarizes our liquidity:

October 31, 2023
(In thousands)
Cash and cash equivalents	$276,705
Readily available borrowing capacity under Umpqua Revolver	11,890
$288,595
Due to the changes reflected in the U.S. Tax Cuts and Jobs Act in December 2017 ("U.S. Tax Reform"), there is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the three months ended October 31, 2023 relating to this aspect of the U.S. Tax Reform. In future years, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would not be material.
Consolidated working capital was $239.9 million as of October 31, 2023, as compared to $251.5 million at July 31, 2023. Included in working capital were cash and cash equivalents of $276.7 million as of October 31, 2023 and $121.4 million at July 31, 2023. Sources and uses of cash for the three months ended October 31, 2023, as compared to the same period in the prior year, are as follows:

	Three Months Ended October 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$6,583	$8,252
Net cash provided by (used in) investing activities	$150,084	$(532)
Net cash used in financing activities	$(536)	$(556)
Operating Activities: We generated cash of $6.6 million from operating activities during the three months ended October 31, 2023, a decrease of $1.7 million compared with $8.3 million provided by operating activities during the three months ended October 31, 2022. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment.
Investing Activities: Net cash provided by investing activities was $150.1 million during the three months ended October 31, 2023 as compared to net cash used in investing activities of $0.5 million during the three months ended October 31, 2022. The increase for the current fiscal year quarter was driven by the $154.5 million cash receipt in August 2023 for the remaining proceeds receivable from the disposition of the Aerojet shares in the prior fiscal year.
Financing Activities: Net cash used in financing activities was $0.5 million during both the three months ended October 31, 2023 and 2022 for the payment of dividends on the Series C Convertible Preferred Stock.
Debt and Financing Arrangements

Following is a summary of Company’s outstanding debt and financing agreements and preferred stock. Refer to Note 10 – “Debt” and Note 17 – “Related Party Transactions” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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
On March 9, 2023 (the "Amendment Date"), the Company and SPHG Holdings entered into an amendment to the SPHG Note (the “SPHG Note Amendment”). Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended to its current maturity date of September 1, 2024 from its original maturity date of March 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note on the Amendment Date, and repaid an additional $1.0 million principal amount of the note on June 9, 2023. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million, and derecognized $0.2 million of the debt discount in proportion to the reduction of the principal balance in the third quarter of fiscal year 2023. No other changes were made to the terms of the SPHG Note besides the items discussed.

At its election, the Company may pay some or all of the interest due on each interest payment date by increasing the principal amount of the SPHG Note in the amount of such interest due or any portion thereof (such payment of interest by increasing the principal amount of the SPHG Note referred to as "PIK Interest"), with the remaining portion of the interest due on such interest payment date (or, at the Company's election, the entire amount of interest then due) to be paid in cash by the Company. Following an increase in the principal amount of the SPHG Note as a result of a payment of PIK Interest, the SPHG Note will bear interest on such increased principal amount from and after the date of such payment of PIK Interest. SPHG Holdings has the right to require the Company to repurchase the SPHG Note upon the occurrence of certain fundamental changes, subject to certain conditions, at a repurchase price equal to 100% of the principal amount of the SPHG Note plus accrued and unpaid interest. The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 45.1356 shares of common stock, which is equivalent to an initial conversion price of approximately $22.16 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note. For any conversion of the SPHG Note, if the Company is required to obtain and has not received approval from its stockholders in accordance with Nasdaq Stock Market Rule 5635 to issue 20% or more of the total shares of common stock outstanding upon conversion (including upon any mandatory conversion) of the SPHG Note prior to the relevant conversion date (or, if earlier, the 45th scheduled trading day immediately preceding the SPHG Note Maturity Date), the Company shall deliver to the converting holder, in respect of each $1,000 principal amount of the SPHG Note being converted, a number of shares of common stock determined by reference to the Conversion Rate, together with a cash payment, if applicable, in lieu of delivering any fractional share of common stock based on the volume weighted average price (VWAP) of its common stock on the relevant conversion date, on the third business day immediately following the relevant conversion date. As of October 31, 2023 and July 31, 2023, outstanding debt in both periods consisted of the $12.9 million 7.50% Convertible Senior Note due September 1, 2024. As of October 31, 2023 and July 31, 2023, the fair value of the SPHG Note was $12.3 million and $12.5 million, respectively.

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
On March 13, 2023, ModusLink and Umpqua Bank entered into an amendment to the Umpqua Revolver (the "Umpqua Revolver Amendment") to extend the expiration date of the facility to March 31, 2025 from its original expiration date of March 16, 2024. There were no fees associated with the extension.
As of October 31, 2023, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the date of filing this Form 10-Q. As of October 31, 2023, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million available for letters of credit.
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
Steel Connect, Inc. (as parent company, the “Parent”)

The Parent believes it has access to adequate resources to meet its needs for normal operating costs, debt obligations and working capital for at least the next twelve months from the date of filing this Form 10-Q. Upon a redemption request of the holder of the Preferred Stock (as discussed above), the Parent believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations.

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
Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet financing arrangements.
Critical Accounting Estimates Update
During the three months ended October 31, 2023, the Company added the following critical accounting estimate:
Goodwill and Other Intangible Assets, Net
Goodwill, which is not amortized, represents the difference between the purchase price and the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment at a reporting unit level, and all of the Company’s goodwill is assigned to its reporting units. Reporting units are determined based upon the Company’s organizational structure in place at the date of the goodwill impairment testing and are generally one level below the operating segment level. The Company tests goodwill annually for impairment, and additionally on an interim basis, if events occur or circumstances change that would indicate the carrying amount may be impaired. Examples of such events would include pertinent macroeconomic conditions, industry and market considerations, overall financial performance and other factors. An entity can choose between using a qualitative impairment test often referred to as “Step 0” or a quantitative impairment test often referred to as “Step 1”.

For the Step 0 approach, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the Step 0 assessment for any reporting unit in any period and proceed directly to performing a Step 1 of the goodwill impairment test. An entity may resume performing the Step 0 assessment in any subsequent period. For the Step 1 approach, which is a quantitative approach, the Company will calculate the fair value of a reporting unit and compare it to its carrying amount. There are several methods that may be used to estimate a reporting unit's fair value, including the income approach, the market approach and/or the cost approach. The amount of impairment, if any, is determined by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit.
For finite-lived intangible assets, the Company evaluates the carrying amount of such assets when circumstances indicate the carrying amount may not be recoverable. Conditions that could have an adverse impact on the cash flows and fair value of the long-lived assets are deteriorating business climate, condition of the asset or plans to dispose of the asset before the end of its useful life. If the assets' carrying amounts exceed the sum of the undiscounted cash flows, an impairment charge is recognized in the amount by which the carrying amounts exceeds their fair values. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level, operating company level or the reporting unit level, depending on the level of interdependencies in the Company's operations.
Indefinite-lived intangible assets are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. There were no impairments of goodwill or other intangible assets for the three months ended October 31, 2023 or for the fiscal year ended July 31, 2023.
The above critical accounting estimate should be read in conjunction with the items that we disclosed as our critical accounting policies and estimates in the "Critical Accounting Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

The Company's Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of October 31, 2023.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

The information set forth under Note 11 - "Contingencies" to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Item 1A. Risk Factors.
In addition to the risks and uncertainties discussed in this Quarterly Report on Form 10-Q, particularly those disclosed in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, see "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal year ended July 31, 2023. There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a.None.
b.Not applicable.
c.None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Amendment No. 2 to Management Services Agreement, dated as October 25, 2023, between Steel Services Ltd. and Steel Connect, Inc. is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on November 8, 2023.

10.2
Management Services Agreement, dated as of October 25, 2023, between Steel Services Ltd. and ModusLink Corporation is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on November 8, 2023.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended October 31, 2023 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2023 and July 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 2023 and 2022, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Loss for the three months ended October 31, 2023 and 2022, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended October 31, 2023 and 2022, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2023 and 2022 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: December 14, 2023	By:	/S/ RYAN O'HERRIN
Ryan O'Herrin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)