Form 10-Q
period 2024-01-31
Steel Connect, Inc.
filed 2024-03-15
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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

As of March 1, 2024, there were 6,285,591 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	Successor
	January 31, 2024	July 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$276,422	$121,372
Accounts receivable, trade, net of allowance for credit losses of $216 and $219 at January 31, 2024 and July 31, 2023, respectively	29,179	28,616
Inventories, net	7,742	8,569
Funds held for clients	2,479	2,031
Prepaid expenses and other current assets	5,550	158,686
Total current assets	321,372	319,274
Property and equipment, net	4,433	3,698
Operating lease right-of-use assets	24,813	27,098
Investments	3,174	—
Other intangible assets, net	32,821	34,589
Goodwill	22,785	22,785
Other assets	3,317	3,737
Total assets	$412,715	$411,181
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$25,463	$26,514
Accrued expenses	21,936	26,774
Funds held for clients	2,445	1,949
Current lease obligations	9,027	7,973
Convertible note payable	12,903	—
Other current liabilities	3,843	4,544
Total current liabilities	75,617	67,754
Convertible note payable	—	12,461
Long-term lease obligations	16,135	19,161
Other long-term liabilities	5,867	5,442
Total long-term liabilities	22,002	37,064
Total liabilities	97,619	104,818
Series C contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at January 31, 2024 and July 31, 2023	35,006	35,006
Series E contingently redeemable preferred stock, $0.01 par value per share. 3,500,000 shares authorized, issued and outstanding at January 31, 2024 and July 31, 2023	202,733	202,733
Total contingently redeemable preferred stock	237,739	237,739
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at January 31, 2024 and July 31, 2023; zero shares issued and outstanding at January 31, 2024 and July 31, 2023	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 6,285,591 issued and outstanding shares at January 31, 2024; 6,250,493 issued and outstanding shares at July 31, 2023	65	65
Additional paid-in capital	61,831	61,534
Accumulated earnings	16,321	7,612
Accumulated other comprehensive loss	(860)	(587)
Total stockholders' equity	77,357	68,624
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$412,715	$411,181
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023	2024	2023
Net revenue	$43,045	$50,781	$84,386	$102,140
Cost of revenue	31,698	37,719	61,564	74,813
Gross profit	11,347	13,062	22,822	27,327
Operating expenses:
Selling, general and administrative	8,732	10,459	17,527	20,845
Amortization	893	—	1,768	—
Total operating expenses	9,625	10,459	19,295	20,845
Operating income	1,722	2,603	3,527	6,482
Other income (expense):
Interest income	3,499	332	6,718	476
Interest expense	(249)	(848)	(496)	(1,674)
Other gains (losses), net	568	(2,959)	898	(74)
Total other income (expense), net	3,818	(3,475)	7,120	(1,272)
Income (loss) before income taxes	5,540	(872)	10,647	5,210
Income tax expense (benefit)	194	(346)	865	779
Net income (loss)	5,346	(526)	9,782	4,431
Less: Preferred dividends on Series C redeemable preferred stock	(537)	(537)	(1,073)	(1,074)
Net income (loss) available to common stockholders	$4,809	$(1,063)	$8,709	$3,357

Net income (loss) per common shares - basic	$0.18	$(0.16)	$0.33	$0.52

Net income (loss) per common shares - diluted	$0.18	$(0.16)	$0.33	$0.52

Weighted-average number of common shares outstanding - basic	6,211	6,448	6,205	6,442
Weighted-average number of common shares outstanding - diluted	26,083	6,448	26,075	6,496
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023	2024	2023
Net income (loss)	$5,346	$(526)	$9,782	$4,431
Other comprehensive income (loss):
Foreign currency translation adjustment	723	4,655	(273)	1,818
Pension liability adjustments, net of tax	—	—	—	(1,078)
Other comprehensive income (loss)	723	4,655	(273)	740
Comprehensive income	$6,069	$4,129	$9,509	$5,171
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at October 31, 2023 (Successor)	6,267,230	$65	$61,671	$11,512	$(1,583)	$71,665
Net income	—	—	—	5,346	—	5,346
Preferred dividends	—	—	—	(537)	—	(537)
Restricted stock grants	18,361	—	—	—	—	—
Share-based compensation	—	—	160	—	—	160
Other comprehensive items	—	—	—	—	723	723
Balance at January 31, 2024 (Successor)	6,285,591	$65	$61,831	$16,321	$(860)	$77,357

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at October 31, 2022 (Predecessor)	6,499,021	$65	$7,480,083	$(7,488,897)	$225	$(8,524)
Net loss	—	—	—	(526)	—	(526)
Preferred dividends	—	—	—	(537)	—	(537)
Restricted stock grants	13,612	—	—	—	—	—
Share-based compensation	—	—	178	—	—	178
Other comprehensive items	—	—	—	—	4,655	4,655
Balance at January 31, 2023 (Predecessor)	6,512,633	$65	$7,480,261	$(7,489,960)	$4,880	$(4,754)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at July 31, 2023 (Successor)	6,250,493	$65	$61,534	$7,612	$(587)	$68,624
Net income	—	—	—	9,782	—	9,782
Preferred dividends	—	—	—	(1,073)	—	(1,073)
Restricted stock grants	35,098	—	—	—	—	—
Share-based compensation	—	—	297	—	—	297
Other comprehensive items	—	—	—	—	(273)	(273)
Balance at January 31, 2024 (Successor)	6,285,591	$65	$61,831	$16,321	$(860)	$77,357

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at July 31, 2022 (Predecessor)	6,485,309	$65	$7,479,906	$(7,493,317)	$4,140	$(9,206)
Net income	—	—	—	4,431	—	4,431
Preferred dividends	—	—	—	(1,074)	—	(1,074)
Restricted stock grants	27,324	—	—	—	—	—
Share-based compensation	—	—	355	—	—	355
Other comprehensive items	—	—	—	—	740	740
Balance at January 31, 2023 (Predecessor)	6,512,633	$65	$7,480,261	$(7,489,960)	$4,880	$(4,754)

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net income	$9,782	$4,431
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	885	924
Amortization of finite-lived intangible assets	1,768	—
Amortization of deferred financing costs	—	24
Accretion of debt discount	—	1,056
Share-based compensation	297	355
Non-cash lease expense	4,479	4,488
Bad debt expense	—	964
Other (gains) losses, net	(898)	74
Changes in operating assets and liabilities:
Accounts receivable, net	(802)	2,734
Inventories, net	640	(493)
Prepaid expenses and other current assets	(1,449)	(1,536)
Accounts payable and accrued expenses	(4,868)	(1,016)
Refundable and accrued income taxes, net	(510)	(845)
Other assets and liabilities	(2,663)	(1,572)
Net cash provided by operating activities	6,661	9,588
Cash flows from investing activities:
Purchases of investments	(5,519)	—
Proceeds from sales of investments	157,468	—
Additions of property and equipment	(1,700)	(866)
Proceeds from the disposition of property and equipment	—	16
Net cash provided by (used in) investing activities	150,249	(850)
Cash flows from financing activities:
Preferred dividend payments	(1,073)	(1,074)
Repayments on capital lease obligations	—	(38)
Net cash used in financing activities	(1,073)	(1,112)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(339)	1,110
Net increase in cash, cash equivalents and restricted cash	155,498	8,736
Cash, cash equivalents and restricted cash, beginning of period	123,403	58,045
Cash, cash equivalents and restricted cash, end of period	$278,901	$66,781

Cash and cash equivalents, end of period	$276,422	$62,427
Restricted cash for funds held for clients, end of period	2,479	4,354
Cash, cash equivalents and restricted cash, end of period	$278,901	$66,781
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
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2023 (Fiscal Year 2023), which are contained in the Company's Fiscal Year 2023 Form 10-K filed. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the six months ended January 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Predecessor/Successor Reporting

On May 1, 2023, the Exchange Transaction resulted in Steel Holdings obtaining control of the Company for financial statement consolidation purposes. Steel Holdings does not consolidate the Company for Federal income tax purposes because the ownership in the Company is dispersed between different federal tax consolidation groups within Steel Holdings. As of May 1, 2023, the Company elected pushdown accounting in which it used Steel Holdings' basis of accounting, which reflected the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre- exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. As such for purposes of this quarterly report, all references to the three and six months ended January 31, 2024 are for the Successor period, and all references to the three and six months ended January 31, 2023 are for the Predecessor period. See Note 4 - "Exchange Transaction" for further information regarding the Exchange Transaction and the application of pushdown accounting.
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
Summary of Significant Accounting Policies
The following significant accounting policy has been added from the policies described in the Fiscal Year 2023 Form 10-K:
Investments
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
All intercompany transactions and balances have been eliminated in consolidation.
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the six months ended January 31, 2024, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
(3)RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued and Not Yet Implemented

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption and retrospective application permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption is not expected to impact its consolidated balance sheets or statement of operations.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The new guidance requires a public entity to disclose significant expenses and other segment items that are regularly reported to the chief operating decision maker ("CODM") and the nature of segment expense information used to manage operations. Additionally, it requires a public entity to disclose the title and position of the CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption is not expected to impact its consolidated balance sheets or statements of operations.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning in our fiscal year ending July 31, 2025, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements; however, adoption is not expected to impact its consolidated balance sheets or statements of operations.
Other new pronouncements issued but not effective until after January 31, 2024 are not expected to have a material impact on our financial condition, results of operations or liquidity.

(4)EXCHANGE TRANSACTION
Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, the Company and Steel Holdings executed a series of agreements, in which the Steel Partners Group transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to the Company in exchange for 3.5 million shares of the Company's newly created Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following the approval by the Company's stockholders on June 6, 2023, pursuant to the rules of The Nasdaq Stock Market LLC, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participates in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with the Steel Connect common stock, the 7.50% Convertible Senior Note, if converted, and the Steel Connect Series C Convertible Preferred Stock, also if converted, owned by Steel Holdings, would result in Steel Holdings holding approximately 85.0% of the outstanding equity interests of the Company as of May 1, 2023.

The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Holdings, and as of that date the Company became a consolidated subsidiary of Steel Holdings for financial statement purposes. The Company is not consolidated by Steel Holdings for Federal income tax purposes because Steel Holdings' ownership in the Company is dispersed between different federal tax consolidation groups. The Company's assets and liabilities have been included in Steel Holdings' consolidated balance sheet, with a related noncontrolling interest of 15.0% of the Company's common stock. Prior to May 1, 2023, Steel Holdings held a 49.6% ownership interest in the Company and accounted for its investment in the Company in accordance with the equity method of accounting. As of the date of the Exchange Transaction, Steel Holdings remeasured the previously held equity method investment to its fair value based upon a valuation of the Company. The Exchange Transaction accomplishes Steel Holdings' objective, which is to increase ownership in the Company in order to benefit from future earnings and growth and strengthens the Company's balance sheet to permit it to do acquisitions.

The Exchange Transaction was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and, accordingly, the Company's results of operations were consolidated in Steel Holdings' financial statements on the date of the Exchange Transaction. Steel Holdings recorded a preliminary allocation of the Exchange Transaction to assets acquired and liabilities assumed based on their estimated fair values as of May 1, 2023. Steel Holdings final Exchange Transaction allocation was finalized as of December 31, 2023, with no significant changes to preliminary amounts. As discussed in Note 2 - "Basis of Presentation", the Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction.

The following table summarizes the total Exchange Transaction consideration:

(in thousands)	May 1, 2023
Fair value of Aerojet common stock	$202,733

Fair value of previously held interest in Steel Connect and noncontrolling interest	111,816

Less: cash acquired from Steel Connect	(65,896)
Total estimated consideration, less cash acquired	$248,653

The following represents the final calculation of goodwill and fair value amounts recognized. The Company notes that there were no measurement period adjustments made in the current period that would result in an updated preliminary fair value allocation.

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

In connection with the application of pushdown accounting, the Company calculated the amount of goodwill recognized based on the excess of the Exchange Transaction consideration over the fair value of net identifiable assets acquired and liabilities assumed. Goodwill is primarily attributable to expected synergies and the assembled workforce of the Company. The goodwill recognized will not be deductible for income tax purposes.

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
(5)GOODWILL AND OTHER INTANGIBLE ASSETS, NET

In connection with the application of pushdown accounting, the Company recorded intangible assets for goodwill, customer relationships and tradenames. A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

(in thousands)	Supply Chain
Balance at July 31, 2023 (Successor)
Gross goodwill	$22,785
Accumulated impairments	—
Net goodwill	$22,785
Balance at January 31, 2024 (Successor)
Gross goodwill	$22,785
Accumulated impairments	—
Net goodwill	$22,785

A summary of Other intangible assets, net is as follows:

	Successor
	January 31, 2024			July 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$25,000	$2,679	$22,321	$25,000	$911	$24,089
Trade name	10,500	—	10,500	10,500	—	10,500
Total	$35,500	$2,679	$32,821	$35,500	$911	$34,589

The trade name intangible asset has an indefinite useful life. Customer relationships are amortized on a straight-line basis. Amortization expense related to intangible assets was $0.9 million and $1.8 million for the three and six months ended January 31, 2024, respectively. The Exchange Transaction closed on May 1, 2023, and as such, there was no intangible assets or related amortization expense for the three and six months ended January 31, 2023.

Based on gross carrying amounts at January 31, 2024, the Company's projection of amortization expense for identifiable intangible assets for the remainder of fiscal year ending July 31, 2024, and fiscal years 2025 through 2028 and thereafter is presented in the table below:

	Fiscal Year Ending July 31,
(in thousands)	2024	2025	2026	2027	2028	Thereafter
Projected amortization expense	$1,786	$3,571	$3,571	$3,571	$3,571	$6,251

(6)INVENTORIES, NET

The table below presents the components of Inventories, net:

	Successor
	January 31, 2024	July 31, 2023
	(in thousands)
Raw materials	$6,635	$4,805
Work-in-process	219	239
Finished goods	888	3,525
	$7,742	$8,569

(7)INVESTMENTS
The following table summarizes the Company's investments as of January 31, 2024. There were no investments as of July 31, 2023.

Successor
(in thousands)	January 31, 2024
Convertible loan note investment(a)	$1,227
Other investments(b)	1,947
Total	$3,174

(a)    The Company entered into a new convertible loan note on October 13, 2023, which matures on March 31, 2025. The Company paid 1.0 million GBP (approximately $1.2 million) to subscribe for an amount of £1.0 million (the "loan principal") of 11.0% 2025 unsecured convertible loan notes issued by the investee (the "CLN Instrument Agreement"). Contemporaneous with the execution of the CLN Instrument Agreement, the Company executed the Equity Warrant Instrument Agreement (“Warrant Agreement”), which provides the Company with the option to convert the outstanding balance into equity shares of the investee at any time before repayment of the outstanding loan principal balance. The Company’s £1.0 million investment in the £20.0 million GBP 11.0% unsecured convertible loan notes provides it with an approximate 5.0% ownership interest on an if-converted basis. The cost basis of the convertible loan note investment was $1.2 million as of January 31, 2024, which also approximates its fair value. Changes in fair value will be recorded in the Company's consolidated statements of operations as the Company elected the fair value option under ASC 825 to account for this investment. In March 2024, the investee reported losses and the need for future financing which may impact the fair value and recoverability of the Company's investment.

(b)    The balance consists of multiple common stock investments of public companies.
The amount of net unrealized gains for the three and six months ended January 31, 2024 that relate to equity securities still held as of January 31, 2024 are as follows:

	Successor
	Three months ended January 31,	Six months ended January 31,
(in thousands)	2024	2024
Net gains recognized during the period on equity securities	$1,043	$596
Less: Net gains recognized during the period on equity securities sold during the period	859	393
Unrealized net gains recognized during the period on equity securities still held at the end of the period	$184	$203
Unrealized gains are recorded in Other gains (losses), net on the condensed consolidated statements of operations. There was no investment activity for the three and six months ended January 31, 2023.

(8)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities".

	Successor
	January 31, 2024	July 31, 2023
Accrued Expenses	(in thousands)
Accrued compensation	$5,348	$6,891
Accrued audit, tax and legal	3,814	5,696
Accrued price concessions	2,464	2,981
Accrued occupancy costs	1,728	1,412
Accrued taxes	1,597	2,811
Accrued IT costs	709	831
Accrued contract labor	543	517
Accrued freight	520	502
Accrued other	5,213	5,133
Total accrued expenses	$21,936	$26,774

	Successor
	January 31, 2024	July 31, 2023
Other Current Liabilities	(in thousands)
Deferred revenue - current	2,947	2,574
Other	896	1,970
Total other current liabilities	$3,843	$4,544
(9)LEASES
The table below presents the components of the Company's lease expense:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31, 2024	Six Months Ended January 31, 2023
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$2,612	$2,497	$5,158	$4,902
Short-term lease expense	427	437	878	875
Variable lease cost	—	3	—	7
Amortization of finance lease assets	—	—	—	—
Interest on finance lease liabilities	—	—	—	—
Sublease income	$(124)	$(291)	$(291)	$(564)
Total lease expense	$2,915	$2,646	$5,745	$5,220
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Successor	Predecessor
	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$5,019	$4,826
Financing cash flows from finance leases	$—	$38
(10)DEBT
The components of debt are presented in the table below:

	Successor
	January 31, 2024	July 31, 2023
	(in thousands)
Unsecured
7.50% Convertible Senior Note due September 1, 2024	$12,903	$12,461
Credit Facility
Umpqua Revolver	—	—
Total debt, net	$12,903	$12,461
7.50% Convertible Senior Note

On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). The SPHG Note was amended on March 9, 2023 (the "Amendment Date"), to extend the maturity date to September 1, 2024. In addition, the Company repaid $2.0 million in principal amount of the SPHG Note during fiscal year 2023. Refer to Note 18 - "Fair Value Measurements" for further information.

As of both January 31, 2024 and July 31, 2023, the principal amount of the note was $12.9 million. As of May 1, 2023, or the date of the Exchange Transaction, the Company accounts for the SPHG Note under the fair value option in order to conform with Steel Holdings' basis of accounting, with changes in fair value recognized in earnings. Refer to Note 18 - "Fair Value Measurements" for further information. The fair value of the SPHG Note was reported as a current liability on the condensed consolidated balance sheets beginning in the first quarter of fiscal year 2024, as its maturity is less than twelve months.

Below is a reconciliation of interest expense related to the SPHG Note to total interest expense:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Interest expense related to contractual interest coupon on the SPHG Note	$249	$286	$496	$573
Interest expense related to accretion of the discount on the SPHG Note(a)	—	547	—	1,056
Interest expense related to revolving credit facilities (see below)	—	12	—	24
Other	—	3	—	21
Total interest expense	$249	$848	$496	$1,674

(a) Prior to the date of the Exchange Transaction, the discount on the SPHG Note was accreted using the effective interest rate method. The effective interest rate on the SPHG Note was 27.80% prior to the SPHG Note Amendment.
Umpqua Revolver
ModusLink, as borrower, is party to a revolving credit agreement with Umpqua Bank as lender and as agent, which provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit (collectively, the "Umpqua Revolver"). The credit agreement expires on March 31, 2025.
As of January 31, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the filing of this Form 10-Q. As of January 31, 2024, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding letters of credit.
(11)CONTINGENCIES
Donald Reith v. Warren G. Lichtenstein, et al.

On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery (the “Reith litigation”). The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against the Board of Directors, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings and several of its affiliated companies (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board of Directors (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted stockholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board of Directors made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages. On June 8, 2018, defendants moved to dismiss the complaint for failure to plead demand futility and failure to state a claim. On June 28, 2019, the Court denied most of the motion to dismiss allowing the matter to proceed. The defendants answered the complaint on September 6, 2019, denying all liability.

On August 13, 2021, the Company, together with certain of its current and former directors of the Board, Warren Lichtenstein, Glen Kassan, William Fejes, Jr., Jack Howard, Jeffrey Fenton and Jeffrey Wald, as well as other named defendants (collectively, the “Defendants”), entered into a memorandum of understanding (the “MOU”) with Donald Reith (the “Plaintiff”) in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. A definitive Stipulation of Settlement (the “Stipulation”) incorporating the terms of the MOU was filed with the Court on February 18, 2022. Pursuant to the MOU and Stipulation, and contingent on approval of the terms by the court, the Defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to the Company $2.8 million in cash. The Company's insurance carrier agreed to pay $1.7 million and Steel Holdings' insurance carrier agreed to pay $1.1 million of the settlement.

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

After the parties filed papers in support of court approval of the settlement, and an objector filed papers in opposition to approval of the settlement, and after hearings held on August 12 and August 18, 2022, the parties submitted an amendment to the Stipulation: (i) increasing the proposed total contribution of the insurers to $3.0 million, (ii) reducing Plaintiff’s counsel’s fee request to $1.6 million, and (iii) providing that if the then pending proposed Merger was consummated, the $3.0 million, minus fees awarded to Plaintiff’s counsel and costs of distribution of up to $0.1 million, would be distributed to the holders of eligible shares of Common Stock (as defined in the Merger Agreement governing the Merger), other than the Defendants; provided, however, that no distribution would be required to be made to any holder whose proportionate share of the distribution would be less than $1.00. On September 23, 2022, the court ruled that it was denying approval of the settlement. On September 12, 2023, the court approved a stipulated pretrial and trial schedule culminating in a trial scheduled for September 2024. The possible liability, if any, with respect to this matter cannot be determined.

On June 6, 2023, the Company received a books and records demand from Reith under Delaware General Corporation Law Section 220 which requests an array of documents for the purported purposes of investigating potential wrongdoing in connection with the April 30, 2023 transaction between Steel Holdings and Steel Connect.

On December 12, 2023, the Company received a similar demand from another purported shareholder. The Company is responding to both of these demands. The possible liability, if any, with respect to these matters cannot be determined.

Mohammad Ladjevardian v. Warren G. Lichtenstein, et al.

On September 1, 2023, a purported stockholder, Mohammad Ladjevardian, filed a verified complaint alleging a single direct claim for breach of fiduciary duty against members of Steel Connect’s Board of Directors and Steel Holdings and certain of its affiliates in connection with the Exchange Transaction. Directors named in the complaint are Warren Lichtenstein, Glen Kassan, and Jack Howard. The complaint alleges that although the challenged transaction was approved by the independent Strategic Planning Committee, the committee failed to obtain a “control premium” or to consider the dilutive effect that the Series E Convertible Preferred Stock issuance had on the plaintiff’s holdings. Remedies requested include rescission of the Series E Convertible Preferred Stock and a judicially imposed requirement that all future transactions involving Steel Holdings and its affiliates be subject to minority stockholder approval. On September 27, 2023, the entity defendants moved to dismiss the complaint. On October 5, 2023, the individual defendants moved to dismiss the complaint. The possible liability, if any, with respect to this matter cannot be determined as of this date.
(12)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Major Goods/Service Lines
Supply chain management services	$42,697	$50,427	$83,702	$101,358
Other	348	354	684	782
	$43,045	$50,781	$84,386	$102,140
Timing of Revenue Recognition
Services transferred over time	$43,045	$50,781	$84,386	$102,140
	$43,045	$50,781	$84,386	$102,140
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

The table below presents information for the Company's contract balances:

	Successor		Predecessor
	January 31, 2024	July 31, 2023	August 1, 2022
	(in thousands)
Accounts receivable, trade, net	$29,179	$28,616	$40,083
Contract assets	369	439	369

Deferred revenue - current	$2,947	$2,574	$2,705
Deferred revenue - long-term	303	144	134
Total deferred revenue	$3,250	$2,718	$2,839
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the six months ended January 31, 2024 and January 31, 2023, were as follows:

	Successor	Predecessor
	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$2,718	$2,839
Deferral of revenue	1,271	1,483
Recognition of deferred amounts upon satisfaction of performance obligation	(739)	(745)
Balance at end of period	$3,250	$3,577
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
(13)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the six months ended January 31, 2024, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of both January 31, 2024 and July 31, 2023, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million.

Uncertain Tax Positions

In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of both January 31, 2024 and July 31, 2023, the liabilities for interest expense related to uncertain tax positions was less than $0.1 million. The Company expects $0.3 million of unrecognized tax benefits and related interest to reverse in the next twelve months.

Management judgment is required in determining our provision for income taxes, including any valuation allowance recorded against the Company’s deferred tax assets due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which the Company’s deferred tax assets will be recoverable. The evolution of facts and circumstances in future periods may result in adjustments to our valuation allowance, which could materially impact our financial position and results of operation.

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
(14)EARNINGS PER SHARE
As discussed in Note 2 - "Basis of Presentation", the Reverse/Forward Stock Split was effective on June 21, 2023. The Company’s shares of outstanding common stock and earnings per share amounts have been retroactively restated for all periods presented for the Reverse/Forward Stock Split. The following table reconciles net earnings per share for the three and six months ended January 31, 2024 and 2023:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Reconciliation of net income (loss) to net income (loss) attributable to common stockholders after assumed conversions:
Net income (loss)	$5,346	$(526)	$9,782	$4,431
Less: Preferred dividends on Series C redeemable preferred stock	(537)	(537)	(1,073)	(1,074)
Net income (loss) available to common stockholders	4,809	(1,063)	8,709	3,357
Less: Undistributed earnings allocated to participating securities	(3,661)	—	(6,632)	—
Net income (loss) attributable to common stockholders	$1,148	$(1,063)	$2,077	$3,357

Effect of dilutive securities:
Dividends on Series C preferred stock	—	—	—	—
Undistributed earnings allocated to Series E preferred stock	3,661	—	6,632	—
Net income (loss) attributable to common stockholders - assuming dilution	$4,809	$(1,063)	$8,709	$3,357

Net income (loss) per common share - basic	$0.18	$(0.16)	$0.33	$0.52

Net income (loss) per common share - diluted	$0.18	$(0.16)	$0.33	$0.52

Weighted average common shares outstanding - basic	6,211	6,448	6,205	6,442
Effect of dilutive securities:
Common stock equivalents - Restricted stock and restricted stock shares	62	—	60	54
Common stock equivalents - Series C Preferred stock	—	—	—	—
Common stock equivalents - Series E Preferred stock	19,810	—	19,810	—
Weighted average common shares outstanding - diluted	26,083	6,448	26,075	6,496
For the three and six months ended January 31, 2024, the Company calculated basic and diluted net income per common share using the two-class method, as the Series E Convertible Preferred Stock meets the definition of a participating security. The two-class method is an allocation formula that determines net income per common share for each share of common stock and Series E Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series E Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Series E Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends or other distributions on the shares of Common Stock as if, immediately prior to each record date for payment of dividends or other distributions on the Common Stock, shares of Series E Preferred Stock then outstanding were converted into shares of Common Stock. Basic net income per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Net income attributable to common stockholders for the period includes any dividends paid to common stockholders during the period plus a proportionate share of undistributed net income allocable to common stockholders for the period; the proportionate share of undistributed net income allocable to common stockholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period. Diluted net income per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of restricted common stock (calculated based on the treasury stock method) and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method), using the more dilutive of either the two-class method or as-converted stock method.

The Company was not required to apply the two-class method during the Predecessor Period as there were no participating securities, and as such, there were no changes to the Predecessor Period other than the retrospective restatement for the Reverse/Forward Stock Split discussed previously.

The below details certain exclusions from the calculation of diluted net income per share, as their inclusion would have been antidilutive:
For the three months ended January 31, 2024, $0.2 million of interest expense, net of tax related to the SPHG Note, and $0.5 million of Series C preferred dividends were excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the three months ended January 31, 2024, 2.5 million common stock equivalent shares (including those related to the SPHG Note and the Series C Preferred Stock) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive.
For the three months ended January 31, 2023 during which the Company recorded a net loss, diluted net loss per share is equal to basic net loss per share because the effect of dilutive securities outstanding is anti-dilutive.
For the six months ended January 31, 2024, $0.5 million of interest expense, net of tax impact related to the SPHG Note, and $1.1 million of Series C preferred dividends were excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the six months ended January 31, 2024, 2.5 million common stock equivalent shares (including those related to the SPHG Note and the Series C Preferred Stock) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive.
For the six months ended January 31, 2023, $1.6 million of interest expense, net of tax impact related to the SPHG Note, and $1.1 million of Series C preferred dividends were excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the six months ended January 31, 2023, 2.6 million common stock equivalent shares (including those related to the SPHG Note and the Series C Preferred Stock) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive.
(15)COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(in thousands)
Accumulated other comprehensive (loss) income as of July 31, 2023 (Successor)	$(623)	$36	$(587)
Foreign currency translation adjustment	(273)	—	(273)
Net current-period other comprehensive loss	(273)	—	(273)
Accumulated other comprehensive (loss) income as of January 31, 2024 (Successor)	$(896)	$36	$(860)

	Foreign Currency Items	Pension Items	Total
	(in thousands)
Accumulated other comprehensive income (loss) as of July 31, 2022 (Predecessor)	$6,063	$(1,923)	$4,140
Foreign currency translation adjustment	1,818	—	1,818
Pension liability adjustments, net of tax	—	(1,078)	(1,078)
Net current-period other comprehensive income (loss)	1,818	(1,078)	740
Accumulated other comprehensive income (loss) as of January 31, 2023 (Predecessor)	$7,881	$(3,001)	$4,880

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

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Net revenue:
Supply Chain	$43,045	$50,781	$84,386	102,140
Total segment net revenue	43,045	50,781	84,386	$102,140
Operating income:
Supply Chain	3,065	5,388	5,740	11,238
Total segment operating income	3,065	5,388	5,740	11,238
Corporate-level activity	(1,343)	(2,785)	(2,213)	(4,756)
Total operating income	1,722	2,603	3,527	6,482
Total other income (expense), net	3,818	(3,475)	7,120	(1,272)
Income (loss) before income taxes	$5,540	$(872)	$10,647	$5,210

	Successor
	January 31, 2024	July 31, 2023
	(in thousands)
Total assets:
Supply Chain	$141,056	$146,614
Corporate	271,659	264,567
Total assets	$412,715	$411,181
Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Capital expenditures	$1,148	$318	$1,700	$866
Depreciation expense	$450	$465	$885	$924

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Mainland China	$15,371	$16,231	$29,755	$34,196
United States	10,994	13,173	21,817	25,345
Netherlands	5,787	4,926	11,086	10,277
Singapore	3,987	5,102	7,919	10,234
Czech Republic	2,565	7,535	5,195	13,295
Other	4,341	3,814	8,614	8,793
Total consolidated net revenue	$43,045	$50,781	$84,386	$102,140
(17)RELATED PARTY TRANSACTIONS
As of January 31, 2024, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners Ltd., beneficially owned approximately 85.9% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director. Joseph Martin, one of our directors, is the Chief Administrative Officer and Chief Legal Officer of Steel Holdings. Ryan O'Herrin, our Chief Financial Officer, is the Chief Financial Officer of Steel Holdings.
Upon closing of the Exchange Transaction on May 1, 2023, the Company became a consolidated subsidiary of Steel Holdings as described in Note 1 - "Nature of Operations", Note 2 - "Basis of Presentation", and Note 4 - "Exchange Transaction". After May 1, 2023, transactions between Steel Holdings and the Company are eliminated in consolidation by Steel Holdings.
SPHG Note Transaction
On February 28, 2019, the Company entered into the SPHG Note Purchase Agreement with SPHG Holdings, whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for the SPHG Note.
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
SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the maturity date of the SPHG Note, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 45.1356 shares of common stock, which is equivalent to an initial conversion price of approximately $22.16 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of January 31, 2024, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. Refer to Note 10 - "Debt" for further information.
Series C Preferred Stock Transaction
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Series C Convertible Preferred Stock are set forth in the Series C Certificate of Designations, which has been filed with the Secretary of State of the State of Delaware. During each of the three months ended January 31, 2024 and 2023, the Company paid dividends of $0.5 million associated with the Series C Convertible Preferred Stock. During each of the six months ended January 31, 2024 and 2023, the Company paid dividends of $1.1 million associated with the Series C Convertible Preferred Stock.
On or after December 15, 2022, each holder of Series C Convertible Preferred Stock can also require the Company to redeem its Series C Convertible Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).
Series E Preferred Stock Transaction
On May 1, 2023, the Company and Steel Holdings executed a series of agreements in which the Steel Partners Group agreed to transfer certain marketable securities held by the Steel Partners Group to Steel Connect in exchange for 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock”, and, such transfer the “Transfer and Exchange Agreement”). Pursuant to the Transfer and Exchange Agreement, the Company held a special stockholders’ meeting on June 6, 2023 (the “Special Meeting”) to consider and vote upon the rights of the Series E Preferred Stock to vote and receive dividends together with the Common Stock on an as-converted basis and the issuance of the Company's common stock (the "Common Stock") upon conversion of the Series E Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq (the “Nasdaq Proposal”). Following approval of the Nasdaq Proposal by the Steel Connect stockholders (the “Stockholder Approval”), the Series E Convertible Preferred Stock became convertible into an aggregate of 19.8 million shares of Common Stock, and votes together with holders of Company Common Stock and participates in any dividends paid on the Common Stock, in each case on an as-converted basis.
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
Steel Connect Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "STCN Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Holdings. The STCN Management Services Agreement was effective as of June 1, 2019. Pursuant to the STCN Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of certain employees, including certain executive officers (including chief financial officer and general counsel services) and other corporate services. The STCN Management Services Agreement also provides for reimbursements to Steel Services and its representatives for all reasonable expenses incurred in providing the non-exclusive services and automatically renews for successive one year periods unless and until terminated by the Company or Steel Services. On February 25, 2022, in connection with the Company's disposal of it's ownership in IWCO Direct Holdings, Inc., the management fee was reduced from $282.8 thousand per month to $101.9 thousand per month.

On October 25, 2023, the Company and Steel Services entered into Amendment No. 2 to the STCN Management Services Agreement, pursuant to which the parties agreed to increase the monthly fee to $131.0 thousand effective as of January 1, 2024, primarily to increase the business development and mergers and acquisition staffing needed to originate, analyze and pursue strategic acquisitions and investments.
Prior to the effective date of Amendment No. 2 to the STCN Management Services Agreement, expenses incurred by ModusLink to Steel Services were covered under the STCN Management Services Agreement.

ModusLink Management Services Agreement

On October 25, 2023, ModusLink entered into a management services agreement (the “ModusLink Management Services Agreement”) with Steel Services, effective as of January 1, 2024. Pursuant to the ModusLink Management Services Agreement, Steel Services will provide ModusLink with certain non-exclusive services of certain employees and executive officers to serve in various positions or functions and to perform duties normally associated with those specific to, or substantially equivalent, positions or functions for ModusLink based on its particular needs. Such services include, but are not limited to, services related to legal and environmental, health and safety, finance, tax and treasury, human resources, “lean,” internal audit, mergers and acquisitions, and information technology. Previously, the terms regarding such non-exclusive services were governed by the STCN Management Services Agreement.

The ModusLink Management Services Agreement provides that ModusLink will pay Steel Services a fixed monthly fee of $80.0 thousand in consideration of the non-exclusive services and will reimburse Steel Services and its representatives for all reasonable expenses incurred in providing the Services. The ModusLink Management Services Agreement will automatically renew for successive one-year periods unless and until terminated by ModusLink or Steel Services.

Total expenses incurred related to the management services agreements for the three months ended January 31, 2024 and 2023 were $0.7 million and $0.6 million, respectively. Total expenses incurred related to the management services agreements for the six months ended January 31, 2024 and 2023 were $1.3 million and $1.2 million, respectively. As of January 31, 2024 and July 31, 2023, amounts due to Steel Services were $0.5 million and $0.7 million, respectively, and are recorded within the consolidated balance sheets as a component of Accounts payable.

Air Travel

The Company reimburses SP General Services, LLC (an affiliate of Steel Holdings), rather than Steel Services, for expenses for business-related air travel, which relates to services provided to the Company by Warren G. Lichtenstein as Interim Chief Executive Officer as well as certain of the Company’s executive officers whose services are provided to the Company under the STCN Management Services Agreement or the the ModusLink Management Services Agreement. For the three and six months ended January 31, 2024, SP General Services, LLC incurred $0.1 million in expenses for business-related air travel. For the three and six months ended January 31, 2023, SP General Services, LLC did not incur any reportable expenses for such business-related air travel.
(18)FAIR VALUE MEASUREMENTS
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liability measured at fair value on a recurring basis as of January 31, 2024 and July 31, 2023, classified by fair value hierarchy:

	Successor	Fair Value Measurements at Reporting Date Using
(in thousands)	January 31, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds	$263,903	$263,903	$—	$—
Convertible loan note investment	$1,227	$—	$—	$1,227
Other investments	$1,947	$1,947	$—	$—

Liabilities:
SPHG Note	$12,903	$—	$—	$12,903

	Successor	Fair Value Measurements at Reporting Date Using
(in thousands)	July 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,269	$85,269	$—	$—

Liabilities:
SPHG Note	$12,461	$—	$—	$12,461
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
Following is a summary of changes in financial assets and liabilities measured using Level 3 inputs:

(in thousands)	SPHG Note (a)	Convertible Loan Note Investment (a)
Balance as of July 31, 2023 (Successor)	$12,461	$—
Purchases	—	1,227
Change in fair value	442	—
Balance as of January 31, 2024 (Successor)	$12,903	$1,227
(a) Unrealized losses are recorded in Other gains (losses), net within the consolidated statements of operations.
Valuation Techniques
Prior to the date of the Exchange Transaction, the Company did not measure the fair value of the SPHG Note on a recurring basis, as the assumption was that the carrying value of the liability component of the SPHG Note approximated fair value because the stated interest rate of this debt was consistent with current market rates. In conjunction with the application of pushdown accounting, the Company now measures the fair value of the SPHG on a recurring basis. Refer to Note 10 - "Debt" for further details. The Company estimates the value of the SPHG Note using a Binomial Lattice Model. Key inputs in the valuation include the trading price and volatility of Steel Connect's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The Company recognized $0.6 million and $0.4 million in unrealized losses in Other gains (losses), net within the consolidated statements of operations for the three and six months ended January 31, 2024 as a result of the fair value measurement performed at January 31, 2024.
As discussed in Note 7 - "Investments", the Company elected the fair value option to account for their convertible loan note investment. The Company believes the cost basis of the investment to approximate its fair value as of January 31, 2024. As such, there were no unrealized gains or losses recorded to the consolidated statement of operations for the Successor Period. There were no unrealized gains or losses recorded to the consolidated statement of operations for the Predecessor Period, as the convertible loan note investment was a new investment in October 2023.

(19)SUPPLEMENTAL CASH FLOW INFORMATION
A summary of supplemental cash flow information for the six months ended January 31, 2024 and 2023 is presented in the following table:

	Successor	Predecessor
	Six Months Ended January 31,	Six Months Ended January 31,
	2024	2023
	(in thousands)
Cash paid during the period for:
Interest	$519	$573
Income taxes	$203	$35

Cautionary Note Regarding Forward-Looking Statements
The matters discussed in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this Quarterly Report on Form 10-Q and the risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 8, 2023, and other subsequent reports filed with or furnished to the SEC. Please see “Risk Factors” located in Part I, Item 1A in our Annual Report on Form 10-K for the year ended July 31, 2023. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
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

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P., (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). The Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participates in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with the Steel Connect common stock, the 7.50% Convertible Senior Note, if converted, and the Steel Connect Series C Convertible Preferred Stock, also if converted, owned by Steel Holdings, would result in Steel Holdings holding approximately 85.0% of the outstanding equity interests of the Company as of May 1, 2023. The Exchange Transaction closed on May 1, 2023, which is the date that the consideration was exchanged between Steel Holdings and the Company. Refer to Note 1 - "Nature of Operations" and Note 4 - "Exchange Transaction" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Predecessor/Successor Reporting

On May 1, 2023, the Exchange Transaction resulted in Steel Holdings obtaining control of the Company for financial statement purposes. Steel Holdings does not consolidate the Company for Federal income tax purposes because the ownership in the Company is dispersed between different federal tax consolidation groups within Steel Holdings. The Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. As such for purposes of this quarterly report, all references to the three and six months ended January 31, 2024 are for the Successor period, and all references to the three and six months ended January 31, 2023 are for the Predecessor period. Refer to Note 2 - "Basis of Presentation" and Note 4 - "Exchange Transaction" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

No fractional shares were issued in connection with the Reverse/Forward Stock Split. Shares held by stockholders who held fewer than 3,500 of the Company’s common stock immediately prior to the Reverse Stock Split were converted into the right to receive a payment in cash (without interest) equal to the fair value of such shares as of the time when those entitled to receive such payments were determined, which shall be an amount equal to such number of shares of the Company’s common stock held multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, and each share of the Company’s common stock held by a stockholder of record owning 3,500 shares or more immediately prior to the effective time of the Reverse Stock Split were converted into a new number of shares of Company’s common stock based on a ratio of 375 shares of the Company’s common stock for each share of the Company’s common stock owned immediately following the Reverse Stock Split, including any fractional shares owned following the Reverse Stock Split; however, with respect to any fractions of a share of Company Common Stock that may be held as a result of the Forward Stock Split, stockholders received a payment in cash (without interest) equal to the fair value of such fractions as of the time when those entitled to receive such fractions are determined, which was an amount equal to such fractions multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

The number of shares of authorized Company common stock did not change as a result of the Reverse/Forward Stock Split; however, the number of shares of outstanding Company common stock decreased as a result of the Reverse/Forward Stock Split.

Accordingly, all share and per-share amounts for the current period and prior periods have been adjusted to reflect the Reverse/Forward Stock Split.

The number of shares of Company’s common stock issuable upon the exercise of Series C Preferred Stock and the Series E Preferred Stock immediately prior to the Reverse/Forward Stock Split were proportionately decreased and the conversion price of the Series C Preferred Stock and the Series E Preferred Stock were proportionately increased, effective as of June 21, 2023, the close of business on the date of such Reverse/Forward Stock Split. Our issued and outstanding preferred stock was not affected by the reverse stock split and continues to be 3,535,000 shares of preferred stock, with a par value of $0.01 per share. Refer to Note 2 - "Basis of Presentation" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Disposition of Interest in Aerojet Shares

As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was purchased when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash out of the total net proceeds of $207.8 million. The Company received the remaining $154.5 million proceeds in cash in the first quarter of fiscal year 2024, and there was a corresponding decrease in prepaid expenses and other current assets within the consolidated balance sheet at the time of this cash receipt. Refer to Note 1 - "Nature of Operations" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the three months ended January 31, 2024 and 2023, the Company's ten largest clients accounted for approximately 78.5% and 85.9%, respectively, of consolidated net revenue. Two clients accounted for 36.0% and 14.8%, respectively, of the Company's consolidated net revenue for the three months ended January 31, 2024. Two clients accounted for 47.9% and 10.4%, respectively, of the Company's consolidated net revenue for three months ended January 31, 2023. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the three months ended January 31, 2024 or 2023.
For the six months ended January 31, 2024 and 2023, the Company's ten largest clients accounted for approximately 78.6% and 83.8%, respectively, of consolidated net revenue, respectively. Two clients accounted for 34.3% and 16.6%, respectively, of the Company's consolidated net revenue for the six months ended January 31, 2024. Two clients accounted for 42.1% and 12.7%, respectively, of the Company's consolidated net revenue for six months ended January 31, 2023. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the six months ended January 31, 2024 or 2023.
Two clients accounted for greater than 10.0% of the Company's consolidated net accounts receivables as of January 31, 2024. The clients accounted for approximately 35.0% and 12.4%, respectively, of the Company's consolidated net accounts receivable balance as of January 31, 2024. Four clients accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2023. The clients accounted for approximately 28.0%, 14.0%, 12.0%, and 10.0%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2023.
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
Basis of Presentation
The Company has one operating segment which is the same as its reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segment. The Corporate-level balance sheet information includes cash and cash equivalents, investments, debt and other assets and liabilities which are not allocated to the operations of the Company's operating segment. All significant intra-segment amounts have been eliminated.
The Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. As such for purposes of this quarterly report, all references to the three and six months ended January 31, 2024 are for the Successor period, and all references to the three and six months ended January 31, 2023, or the prior fiscal year, are for the Predecessor period.
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

Three months ended January 31, 2024 compared to the three months ended January 31, 2023

	Successor	Predecessor
	Three Months Ended January 31,	Three Months Ended January 31,
	(unaudited in thousands)
	2024	2023	$ Change[1]	% Change[1]
Net revenue	$43,045	$50,781	$(7,736)	(15.2)%
Cost of revenue	(31,698)	(37,719)	6,021	16.0%
Gross profit	11,347	13,062	(1,715)	(13.1)%
Gross profit percentage	26.4%	25.7%	—	70	bpts
Selling, general and administrative	(8,732)	(10,459)	1,727	16.5%
Amortization	(893)	—	(893)	(100.0)%
Interest expense	(249)	(848)	599	70.6%
Other gains (losses), net	4,067	(2,627)	6,694	254.8%
Income (loss) before income taxes	5,540	(872)	6,412	735.3%
Income tax (expense) benefit	(194)	346	(540)	(156.1)%
Net income (loss)	$5,346	$(526)	$5,872	1,116.3%
1 Favorable (unfavorable) change

Net Revenue:
During the three months ended January 31, 2024, net revenue decreased by approximately $7.7 million as compared to the same period in the prior fiscal year. This decrease in net revenue was primarily driven by lower volumes associated with existing clients in the computing and consumer electronics markets, offset partially by new business revenue and new program starts with clients in the consumer electronics market. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the three months ended January 31, 2024, as compared to the same period in the prior fiscal year.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Total cost of revenue decreased by $6.0 million for the three months ended January 31, 2024, as compared to the same period in the prior fiscal year. This was primarily driven by a decrease in materials procured on behalf of our clients of $6.9 million as a result of lower sales volumes associated with existing clients in the computing and consumer electronics markets. The decrease in cost of materials was partially offset by increases in labor costs for new business revenue in the consumer electronics market. Fluctuations in foreign currency exchange rates had an insignificant impact on cost of revenues for the three months ended January 31, 2024, as compared to the same period in the prior fiscal year.

Gross Profit:

Gross profit decreased $1.7 million in the three months ended January 31, 2024 as compared to the same period in the prior fiscal year primarily due to the lower sales volume discussed above. Gross profit percentage increased 70 basis points to 26.4% from 25.7% in the three months ended January 31, 2024 as compared to the same period in the prior fiscal year, primarily due to changes in customer sales mix. Fluctuations in foreign currency exchange rates had an insignificant impact on the Company's gross margin for the three months ended January 31, 2024, as compared to the same period in the prior fiscal year.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring costs and public reporting costs. Selling, general and administrative expenses during the three months ended January 31, 2024 decreased by approximately $1.7 million as compared to the same period in the prior fiscal year, primarily due to $1.4 million lower Corporate-level activity driven by a decrease in legal and other professional fees. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the three months ended January 31, 2024, as compared to the same period in the prior fiscal year.
Amortization Expense:
Amortization expense for the three months ended January 31, 2024 was $0.9 million and was driven by the recognition of intangible assets in connection with the application of pushdown accounting as a result of the Exchange Transaction. The Exchange Transaction closed on May 1, 2023, and as such, there was no activity for the three months ended January 31, 2023.
Interest Expense:
Total interest expense during the three months ended January 31, 2024 decreased $0.6 million as compared to the same period in the prior year, primarily due to the cessation of the amortization of the discount on the SPHG Note as of May 1, 2023, the date of the Exchange Transaction.
Other Gains (Losses), Net:
Other gains (losses), net are primarily composed of investment gains (losses), fair value remeasurement gains (losses), foreign exchange gains (losses), interest income, and sublease income.
The Company recorded $4.1 million to Other gains, net for the three months ended January 31, 2024, primarily due to: (1) $3.5 million interest income, primarily due to interest earned on money market funds and (2) $1.0 million of net realized and unrealized gains recognized on investments in equity securities. This activity was partially offset by $0.6 million in unrealized losses recognized as a result of the fair value remeasurement of the SPHG Note at January 31, 2024.
The Company recorded $2.6 million to Other losses, net, for the three months ended January 31, 2023 primarily due to $3.3 million in foreign exchange net losses.
Income Tax Expense:

During the three months ended January 31, 2024, the Company recorded income tax expense of approximately $0.2 million as compared to a $0.3 million income tax benefit for the same period in the prior fiscal year. The change in income tax expense is primarily due to higher taxable income in foreign jurisdictions, as compared to the same period in the prior fiscal year.
Net Income:

Net income for the three months ended January 31, 2024 increased $5.9 million, as compared to the same period in the prior fiscal year. The increase in net income is largely driven by the $6.7 million favorable change in activity recorded to Other gains (losses), net. Refer to above explanations for further details.

Six months ended January 31, 2024 compared to the six months ended January 31, 2023

	Successor	Predecessor
	Six Months Ended January 31,	Six Months Ended January 31,
	(unaudited in thousands)
	2024	2023	$ Change[1]	% Change[1]
Net revenue	$84,386	$102,140	$(17,754)	(17.4)%
Cost of revenue	(61,564)	(74,813)	13,249	17.7%
Gross profit	22,822	27,327	(4,505)	(16.5)%
Gross profit percentage	27.0%	26.8%	—	20	bpts
Selling, general and administrative	(17,527)	(20,845)	3,318	15.9%
Amortization	(1,768)	—	(1,768)	(100.0)%
Interest expense	(496)	(1,674)	1,178	70.4%
Other gains, net	7,616	402	7,214	1,794.5%
Income before income taxes	10,647	5,210	5,437	104.4%
Income tax expense	(865)	(779)	(86)	(11.0)%
Net income	$9,782	$4,431	$5,351	120.8%
1 Favorable (unfavorable) change
Net Revenue:
During the six months ended January 31, 2024, net revenue decreased by approximately $17.8 million as compared to the same period in the prior fiscal year. This decrease in net revenue was primarily driven by lower volumes associated with existing clients in the computing and consumer electronics markets, partially offset by new business revenue and new program starts with clients in the consumer electronics market. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the six months ended January 31, 2024, as compared to the same period in the prior fiscal year.

Cost of Revenue:

Total cost of revenue decreased by $13.2 million for the six months ended January 31, 2024, as compared to the same period in the prior fiscal year. This was primarily driven by a decrease in materials procured on behalf of our clients of $12.8 million as a result of lower sales volumes associated with existing clients in the computing and consumer electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on cost of revenues for the six months ended January 31, 2024, as compared to the same period in the prior fiscal year.

Gross Profit:

Gross profit decreased $4.5 million in the six months ended January 31, 2024 as compared to the same period in the prior fiscal year, primarily driven by the lower sales volume discussed above. The gross profit percentage remained relatively unchanged from the prior period. Fluctuations in foreign currency exchange rates had an insignificant impact on the Company's gross margin for the six months ended January 31, 2024, as compared to the same period in the prior fiscal year.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses during the six months ended January 31, 2024 decreased by approximately $3.3 million as compared to the same period in the prior fiscal year.

Selling, general and administrative expenses for the Supply Chain segment decreased by $0.8 million primarily due to bad debt expense recorded for a client in the consumer products industry in the prior fiscal year period that did not reoccur in the current year period. Corporate-level activity decreased by $2.5 million, primarily due to a decrease in legal and other professional fees. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the six months ended January 31, 2024 as compared to the same period in the prior fiscal year.
Amortization Expense:

Amortization expense of $1.8 million for the six months ended January 31, 2024 was driven by the recognition of intangible assets in connection with the application of pushdown accounting as a result of the Exchange Transaction. The Exchange Transaction closed on May 1, 2023, and as such, there was no activity for the six months ended January 31, 2023.
Interest Expense:
Total interest expense during the six months ended January 31, 2024 decreased $1.2 million as compared to the same period in the prior year, primarily due to the cessation of the amortization of the discount on the SPHG Note as of May 1, 2023, the date of the Exchange Transaction.
Other Gains, Net:
The Company recorded $7.6 million to Other gains, net for the six months ended January 31, 2024, primarily due to: (1) $6.7 million interest income earned on money market funds and (2) $0.6 million of net realized and unrealized gains recognized on investments in equity securities. This activity was offset partially by $0.4 million unrealized losses recognized as a result of the fair value remeasurement of the SPHG Note.
The Company recorded $0.4 million to Other gains, net, for the six months ended January 31, 2023, primarily due to (1) $0.6 million sublease income and (2) $0.5 million interest income earned on money market funds. This activity was offset partially by $0.8 million foreign exchange net losses.
Income Tax Expense:

During the six months ended January 31, 2024, the Company recorded income tax expense of approximately $0.9 million as compared to $0.8 million for the same period in the prior fiscal year. The increase in income tax expense is primarily due to higher taxable income in foreign jurisdictions for the six months ended January 31, 2024, as compared to the same period in the prior fiscal year.
Net Income:

Net income for the six months ended January 31, 2024 increased $5.4 million, as compared to the same period in the prior fiscal year. The increase in net income is primarily due to the $7.2 million favorable change in activity recorded in Other gains, net. Lower selling, general, and administration expenses also contributed to the increase in net income, offset partially by lower gross profits. Refer to above explanations for further details.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of it securities, borrowings from lending institutions and sale of facilities that were not fully utilized.
As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was disposed of when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash out of the total net proceeds of $207.8 million. During the first quarter of fiscal year 2024, the Company received the remaining $154.5 million proceeds in cash. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, debt obligations and working capital for at least the next twelve months from the date of this Form 10-Q. As of January 31, 2024, these resources include cash and cash equivalents and ModusLink's borrowing capacity under its credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 31, 2025. There was no balance outstanding on the Umpqua Revolver as of January 31, 2024. See Note 10 - "Debt" for further details regarding the Umpqua Revolver.
Upon a redemption request by a holder of the Preferred Stock (as discussed in Note 17 - "Related Party Transactions" and in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2023), Steel Connect believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations for the next twelve months from the date of this Form 10-Q.
The following table summarizes our liquidity:

Successor
January 31, 2024
(in thousands)
Cash and cash equivalents	$276,422
Readily available borrowing capacity under Umpqua Revolver	11,890
$288,312
There is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to permanent investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the six months ended January 31, 2024. In future years, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would not be material.
Consolidated working capital was $245.8 million as of January 31, 2024, as compared to $251.5 million at July 31, 2023. Included in working capital were cash and cash equivalents of $276.4 million as of January 31, 2024 and $121.4 million at July 31, 2023. Sources and uses of cash for the six months ended January 31, 2024, as compared to the same period in the prior year, are as follows:

	Successor	Predecessor
	Six Months Ended January 31, 2024	Six Months Ended January 31, 2023
	2024	2023
	(in thousands)
Net cash provided by operating activities	$6,661	$9,588
Net cash provided by (used in) investing activities	$150,249	$(850)
Net cash used in financing activities	$(1,073)	$(1,112)
Operating Activities: We generated cash of $6.7 million from operating activities during the six months ended January 31, 2024, a decrease of $2.9 million compared to $9.6 million provided by operating activities during the six months ended January 31, 2023. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment.
Investing Activities: Net cash provided by investing activities was $150.2 million during the six months ended January 31, 2024 as compared to net cash used in investing activities of $0.9 million during the six months ended January 31, 2023. The increase was driven primarily by the $154.5 million cash receipt in August 2023 for the remaining proceeds receivable from the disposition of the Aerojet shares in the prior fiscal year. Also contributing to the increase was $2.9 million in proceeds from the sale of equity securities during the current fiscal year quarter. This activity was partially offset by the purchase of equity securities totaling $5.5 million and capital expenditures of $1.7 million. Net cash used in investing activities during the six months ended January 31, 2023 was primarily related to capital expenditures.
Financing Activities: Net cash used in financing activities was $1.1 million during both the six months ended January 31, 2024 and 2023 for the payment of dividends on the Series C Convertible Preferred Stock.
Debt and Financing Arrangements

The following is a summary of the Company’s outstanding debt and financing agreements and Preferred Stock. Refer to Note 10 – “Debt” and Note 17 – “Related Party Transactions” to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
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

As of January 31, 2024 and July 31, 2023, outstanding debt in both periods consisted of the $12.9 million 7.50% Convertible Senior Note due September 1, 2024. As of January 31, 2024 and July 31, 2023, the fair value of the SPHG Note was $12.9 million and $12.5 million, respectively.

Umpqua Revolver

ModusLink, as borrower, is party to a revolving credit agreement with Umpqua Bank as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 31, 2025. Steel Connect is not a borrower or a guarantor under the Umpqua Revolver. Under the Umpqua Revolver, ModusLink is permitted to make distributions to Steel Connect, in an aggregate amount not to exceed $10.0 million in any fiscal year.
As of January 31, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the date of filing this Form 10-Q. As of January 31, 2024, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding letters of credit.
ModusLink believes that if dividends to the Company are required, it would have access to adequate resources to meet its operating needs while remaining in compliance with the Umpqua Revolver's covenants over the next twelve months. However, there can be no assurances that ModusLink will continue to have access to its line of credit under the Umpqua Revolver if its financial performance does not satisfy the financial covenants set forth in its financing agreement, which could also result in the acceleration of its debt obligations by its lender, adversely affecting liquidity.
Series C Preferred Stock

On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement (the "Purchase Agreement") with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock, par value $0.01 per shares, or the Series C Preferred Stock, to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million (the "Preferred Stock Transaction"). The terms, rights, obligations and preferences of the Series C Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (the "Series C Certificate of Designations"), which has been filed with the Secretary of State of the State of Delaware.

Under the Series C Certificate of Designations, each share of Series C Preferred Stock can be converted into shares of the Company's common stock at an initial conversion price equal to $18.29 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Series C Preferred Stock will also receive dividends at 6% per annum payable, at the Company's option, in cash or common stock. If at any time the closing bid price of the Company's common stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Series C Preferred Stock to convert all, or any whole number, of shares of the Series C Preferred Stock into common stock.

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Series C Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) 100% of the stated value per share of Series C Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock dividend, stock split, stock combination, reclassification or other similar transactions with respect to the Series C Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Series C Preferred Stock, in each case as the date of the triggering event.

On or after December 15, 2022, each holder of Series C Preferred Stock can also require the Company to redeem its Series C Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in the Series C Certificate of Designations), or approximately $35.0 million. If holders of the Series C Preferred Stock exercise this right to require the Company to redeem all the Series C Preferred Stock, the Company may have insufficient liquidity to pay the redemption price, or the Company’s payment of the redemption price would likely adversely impact the Company’s liquidity and ability to finance its operations.

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

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, any merger or consolidation in which the Company is a constituent party or a significant subsidiary is a constituent party and the Company issues shares of its capital stock pursuant to such merger or consolidation such that the stockholders of the Company prior to such merger or consolidation hold less than 50.0% of the aggregate voting securities of the Company following such merger or consolidation, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary (collectively, or any of these, a “Liquidation Event(s)”), the holders of the Series E Convertible Preferred

Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of Common Stock by reason of their ownership thereof, an amount per share in cash equal to $58.1087 (as adjusted for any stock split, stock dividend, stock combination or other similar transactions with respect to the Series E Convertible Preferred Stock (“the Series E Convertible Preferred Stock Liquidation Preference”). In the event that the Series E Convertible Preferred Stock Liquidation Preference is not paid with respect to any shares of Series E Convertible Preferred Stock as required to be paid, such shares shall continue to be entitled to dividends and all such shares shall remain outstanding and entitled to all the rights and preferences provided within the Series E Certificate of Designations.

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
Critical Accounting Estimates Update

The Company's consolidated financial statements are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Fiscal Year 2023 Form 10-K filed. During the six months ended January 31, 2024, the Company added the following critical accounting estimate:
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

Indefinite-lived intangible assets are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. There were no impairments of goodwill or other intangible assets for the three and six months ended January 31, 2024 or for the fiscal year ended July 31, 2023. The Company’s annual impairment test date is June 30th each year. No indicators of impairment for goodwill and other indefinite-lived intangible assets were identified as of January 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of January 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements and policies
During the three months ended January 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended January 31, 2024 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of January 31, 2024 and July 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended January 31, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended January 31, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three and six months ended January 31, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2024 and 2023 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: March 15, 2024	By:	/S/ RYAN O'HERRIN
Ryan O'Herrin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)