Form 10-Q
period 2024-04-30
Steel Connect, Inc.
filed 2024-06-06
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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

As of May 30, 2024, there were 6,304,750 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	Successor
	April 30, 2024	July 31, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$269,237	$121,372
Accounts receivable, trade, net of allowance for credit losses of $169 and $219 at April 30, 2024 and July 31, 2023, respectively	31,873	28,616
Inventories, net	7,474	8,569
Funds held for clients	3,139	2,031
Prepaid expenses and other current assets	2,727	158,686
Total current assets	314,450	319,274
Property and equipment, net	5,153	3,698
Operating lease right-of-use assets	22,907	27,098
Investments	14,293	—
Other intangible assets, net	31,929	34,589
Goodwill	22,785	22,785
Deferred tax assets	71,065	317
Other assets	2,880	3,420
Total assets	$485,462	$411,181
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$27,494	$26,514
Accrued expenses	23,057	26,774
Funds held for clients	3,031	1,949
Current lease obligations	8,890	7,973
Convertible note payable	12,903	—
Other current liabilities	4,333	4,544
Total current liabilities	79,708	67,754
Convertible note payable	—	12,461
Long-term lease obligations	14,444	19,161
Other long-term liabilities	4,997	5,442
Total long-term liabilities	19,441	37,064
Total liabilities	99,149	104,818
Series C contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at April 30, 2024 and July 31, 2023	35,000	35,006
Series E contingently redeemable preferred stock, $0.01 par value per share. 3,500,000 shares authorized, issued and outstanding at April 30, 2024 and July 31, 2023	202,733	202,733
Total contingently redeemable preferred stock	237,733	237,739
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at April 30, 2024 and July 31, 2023; zero shares issued and outstanding at April 30, 2024 and July 31, 2023	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 6,304,750 issued and outstanding shares at April 30, 2024; 6,250,493 issued and outstanding shares at July 31, 2023	65	65
Additional paid-in capital	61,993	61,534
Accumulated earnings	87,450	7,612
Accumulated other comprehensive loss	(928)	(587)
Total stockholders' equity	148,580	68,624
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$485,462	$411,181
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023	2024	2023
Net revenue	$43,855	$46,142	$128,240	$148,283
Cost of revenue	30,838	33,218	92,402	108,031
Gross profit	13,017	12,924	35,838	40,252
Operating expenses:
Selling, general and administrative	9,144	12,619	26,670	33,463
Amortization	893	—	2,661	—
Total operating expenses	10,037	12,619	29,331	33,463
Operating income	2,980	305	6,507	6,789
Other income (expense):
Interest income	3,656	452	10,374	928
Interest expense	(243)	(914)	(739)	(2,588)
Other (losses) gains, net	(2,533)	4,037	(1,635)	3,961
Total other income, net	880	3,575	8,000	2,301
Income before income taxes	3,860	3,880	14,507	9,090
Income tax (benefit) expense	(67,800)	851	(66,935)	1,630
Net income	71,660	3,029	81,442	7,460
Less: Preferred dividends on Series C redeemable preferred stock	(531)	(519)	(1,604)	(1,593)
Net income available to common stockholders	$71,129	$2,510	$79,838	$5,867

Net income per common shares - basic	$2.73	$0.39	$3.07	$0.91

Net income per common shares - diluted	$2.51	$0.36	$2.88	$0.89

Weighted-average number of common shares outstanding - basic	6,224	6,461	6,211	6,449
Weighted-average number of common shares outstanding - diluted	28,599	8,431	28,580	8,417
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023	2024	2023
Net income	$71,660	$3,029	$81,442	$7,460
Other comprehensive income (loss):
Foreign currency translation adjustment	(68)	(819)	(341)	999
Pension liability adjustments, net of tax	—	—	—	(1,078)
Other comprehensive loss	(68)	(819)	(341)	(79)
Comprehensive income	$71,592	$2,210	$81,101	$7,381
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at January 31, 2024 (Successor)	6,285,591	$65	$61,831	$16,321	$(860)	$77,357
Net income	—	—	—	71,660	—	71,660
Preferred dividends	—	—	—	(531)	—	(531)
Restricted stock grants	19,159	—	—	—	—	—
Share-based compensation	—	—	162	—	—	162
Other comprehensive items	—	—	—	—	(68)	(68)
Balance at April 30, 2024 (Successor)	6,304,750	$65	$61,993	$87,450	$(928)	$148,580

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at January 31, 2023 (Predecessor)	6,512,633	$65	$7,480,261	$(7,489,960)	$4,880	$(4,754)
Net income	—	—	—	3,029	—	3,029
Preferred dividends	—	—	—	(519)	—	(519)
Restricted stock grants	16,916	—	—	—	—	—
Share-based compensation	—	—	174	—	—	174
Other comprehensive items	—	—	—	—	(819)	(819)
Balance at April 30, 2023 (Predecessor)	6,529,549	$65	$7,480,435	$(7,487,450)	$4,061	$(2,889)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at July 31, 2023 (Successor)	6,250,493	$65	$61,534	$7,612	$(587)	$68,624
Net income	—	—	—	81,442	—	81,442
Preferred dividends	—	—	—	(1,604)	—	(1,604)
Restricted stock grants	54,257	—	—	—	—	—
Share-based compensation	—	—	459	—	—	459
Other comprehensive items	—	—	—	—	(341)	(341)
Balance at April 30, 2024 (Successor)	6,304,750	$65	$61,993	$87,450	$(928)	$148,580

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
Balance at July 31, 2022 (Predecessor)	6,485,309	$65	$7,479,906	$(7,493,317)	$4,140	$(9,206)
Net income	—	—	—	7,460	—	7,460
Preferred dividends	—	—	—	(1,593)	—	(1,593)
Restricted stock grants	44,240	—	—	—	—	—
Share-based compensation	—	—	529	—	—	529
Other comprehensive items	—	—	—	—	(79)	(79)
Balance at April 30, 2023 (Predecessor)	6,529,549	$65	$7,480,435	$(7,487,450)	$4,061	$(2,889)

See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor	Predecessor
	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net income	$81,442	$7,460
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	1,324	1,427
Amortization of finite-lived intangible assets	2,661	—
Amortization of deferred financing costs	—	36
Accretion of debt discount	—	1,688
Share-based compensation	459	529
Deferred taxes	(71,550)	—
Non-cash lease expense	6,838	6,760
Bad debt expense	—	1,136
Other losses (gains), net	1,635	(3,962)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,632)	2,933
Inventories, net	808	1,440
Prepaid expenses and other current assets	1,363	(1,237)
Accounts payable and accrued expenses	(1,725)	(3,886)
Refundable and accrued income taxes, net	(117)	(829)
Other assets and liabilities	(4,078)	(4,495)
Net cash provided by operating activities	15,428	9,000
Cash flows from investing activities:
Purchases of investments	(18,869)	—
Proceeds from sales of investments	157,599	1,881
Additions of property and equipment	(2,911)	(1,311)
Proceeds from the disposition of property and equipment	—	166
Net cash provided by investing activities	135,819	736
Cash flows from financing activities:
Preferred dividend payments	(1,604)	(1,593)
Payment of deferred financing costs	—	(149)
Repayments on debt	—	(1,000)
Repayments on capital lease obligations	—	(38)
Net cash used in financing activities	(1,604)	(2,780)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	(670)	895
Net increase in cash, cash equivalents and restricted cash	148,973	7,851
Cash, cash equivalents and restricted cash, beginning of period	123,403	58,045
Cash, cash equivalents and restricted cash, end of period	$272,376	$65,896

Cash and cash equivalents, end of period	$269,237	$62,738
Restricted cash for funds held for clients, end of period	3,139	3,158
Cash, cash equivalents and restricted cash, end of period	$272,376	$65,896

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

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P., (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). The Exchange Transaction closed on May 1, 2023, which is the date that the consideration was exchanged between Steel Holdings and the Company. See Note 4 - "Exchange Transaction" for further information regarding the Exchange Transaction.
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2023 (Fiscal Year 2023), which are contained in the Company's Fiscal Year 2023 Form 10-K filed on November 8, 2023, as amended on November 28, 2023. Certain prior year amounts have been reclassified to conform to current year presentation. The results for the nine months ended April 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Predecessor/Successor Reporting

On May 1, 2023, the Exchange Transaction resulted in Steel Holdings obtaining control of the Company for financial statement consolidation purposes. Steel Holdings does not consolidate the Company for Federal income tax purposes because the ownership in the Company is dispersed between different federal tax consolidation groups within Steel Holdings. As of May 1, 2023, the Company elected pushdown accounting in which it used Steel Holdings' basis of accounting, which reflected the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. As such for purposes of this quarterly report, all references to the three and nine months ended April 30, 2024 are for the Successor period, and all references to the three and nine months ended April 30, 2023 are for the Predecessor period. See Note 4 - "Exchange Transaction" for further information regarding the Exchange Transaction and the application of pushdown accounting.
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
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the nine months ended April 30, 2024, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
The following significant accounting policy has been added from the policies described in the Fiscal Year 2023 Form 10-K:
Investments
Long-term investments consist of debt and equity securities. The Company determines the appropriate classifications of its investments at the acquisition date and re-evaluates the classifications at each balance sheet date.
Equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value, with any changes recognized in Other (losses) gains, net in the consolidated statements of operations in accordance with Accounting Standards Codification ("ASC") Topic 321, Investments - Equity Securities. The Company uses quoted market prices to determine the fair value of equity securities with readily determinable fair value.
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
(3)RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Issued and Not Yet Implemented

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption and retrospective application permitted. This guidance will be effective for the Company beginning in the fourth quarter in the fiscal year ending July 31, 2026. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption is not expected to impact its consolidated balance sheets or statement of operations.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The new guidance requires a public entity to disclose significant expenses and other segment items that are regularly reported to the chief operating decision maker ("CODM") and the nature of segment expense information used to manage operations. Additionally, it requires a public entity to disclose the title and position of the CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This guidance will be effective for the Company beginning in the fourth quarter in the fiscal year ending July 31, 2025. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption is not expected to impact its consolidated balance sheets or statements of operations.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. The guidance is effective beginning in the first quarter of our fiscal year ending July 31, 2025, with early adoption permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements; however, adoption is not expected to impact its consolidated balance sheets or statements of operations.
Other new pronouncements issued but not effective until after April 30, 2024 are not expected to have a material impact on our financial condition, results of operations or liquidity.

(4)EXCHANGE TRANSACTION
Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, the Company and Steel Holdings executed a series of agreements, in which the Steel Partners Group transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to the Company in exchange for 3.5 million shares of the Company's newly created Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following the approval by the Company's stockholders on June 6, 2023, pursuant to the rules of the Nasdaq Capital Market, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participates in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with the Steel Connect common stock, the 7.50% Convertible Senior Note, if converted, and the Steel Connect Series C Convertible Preferred Stock, also if converted, owned by Steel Holdings, would result in Steel Holdings holding approximately 84.0% of the outstanding equity interests of the Company as of May 1, 2023.

The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Holdings, and as of that date the Company became a consolidated subsidiary of Steel Holdings for financial statement purposes. The Company is not consolidated by Steel Holdings for Federal income tax purposes because Steel Holdings' ownership in the Company is dispersed between different federal tax consolidation groups. The Company's assets and liabilities have been included in Steel Holdings' consolidated balance sheet, with a related noncontrolling interest of 16.0% of the Company's common stock. Prior to May 1, 2023, when including the if-converted value of the 7.50% Convertible Senior Note and the Steel Connect Series C Convertible Preferred Stock, Steel Holdings held a 49.6% ownership interest in the Company and accounted for its investment in the Company in accordance with the equity method of accounting. As of the date of the Exchange Transaction, Steel Holdings remeasured the previously held equity method investment to its fair value based upon a valuation of the Company.

The Exchange Transaction was accounted for in accordance with ASC Topic 805, Business Combinations, and, accordingly, the Company's results of operations were consolidated in Steel Holdings' financial statements on the date of the Exchange Transaction. Steel Holdings recorded a preliminary allocation of the Exchange Transaction to assets acquired and liabilities assumed based on their estimated fair values as of May 1, 2023. Steel Holdings' final Exchange Transaction allocation was finalized as of December 31, 2023, with no significant changes to preliminary amounts. As discussed in Note 2 - "Basis of Presentation", the Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction.

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
(5)GOODWILL AND OTHER INTANGIBLE ASSETS, NET

In connection with the application of pushdown accounting, the Company recorded intangible assets for goodwill, customer relationships and tradenames. A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

(in thousands)	Supply Chain
Balance at July 31, 2023 (Successor)
Gross goodwill	$22,785
Accumulated impairments	—
Net goodwill	$22,785
Balance at April 30, 2024 (Successor)
Gross goodwill	$22,785
Accumulated impairments	—
Net goodwill	$22,785

A summary of Other intangible assets, net is as follows:

	Successor
	April 30, 2024			July 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$25,000	$3,571	$21,429	$25,000	$911	$24,089
Trade name	10,500	—	10,500	10,500	—	10,500
Total	$35,500	$3,571	$31,929	$35,500	$911	$34,589

The trade name intangible asset has an indefinite useful life. Customer relationships are amortized on a straight-line basis. Amortization expense related to intangible assets was $0.9 million and $2.7 million for the three and nine months ended April 30, 2024, respectively. The Exchange Transaction closed on May 1, 2023, and as such, there was no intangible assets or related amortization expense for the three and nine months ended April 30, 2023.

Based on gross carrying amounts at April 30, 2024, the Company's projection of amortization expense for identifiable intangible assets for the remainder of the fiscal year ending July 31, 2024, and fiscal years 2025 through 2028 and thereafter is presented in the table below:

	Fiscal Year Ending July 31,
(in thousands)	2024	2025	2026	2027	2028	Thereafter
Projected amortization expense	$893	$3,571	$3,571	$3,571	$3,571	$6,252

(6)INVENTORIES, NET

The table below presents the components of Inventories, net:

	Successor
	April 30, 2024	July 31, 2023
	(in thousands)
Raw materials	$6,271	$4,805
Work-in-process	258	239
Finished goods	945	3,525
	$7,474	$8,569

(7)INVESTMENTS
The following table summarizes the Company's investments as of April 30, 2024. There were no investments as of July 31, 2023.

Successor
(in thousands)	April 30, 2024
Convertible loan note investment(a)	$—
Other investments(b)	14,293
Total	$14,293

(a)    The Company entered into a new convertible loan note on October 13, 2023, which matures on March 31, 2025. The Company paid 1.0 million GBP (approximately $1.2 million) to subscribe for an amount of £1.0 million (the "loan principal") of 11.0% 2025 unsecured convertible loan notes issued by the investee (the "CLN Instrument Agreement"). Contemporaneous with the execution of the CLN Instrument Agreement, the Company executed the Equity Warrant Instrument Agreement (“Warrant Agreement”), which provides the Company with the option to convert the outstanding balance into equity shares of the investee at any time before repayment of the outstanding loan principal balance. The Company’s £1.0 million investment in the £20.0 million GBP 11.0% unsecured convertible loan notes provides it with an approximate 5.0% ownership interest on an if-converted basis. Changes in fair value will be recorded in the Company's condensed consolidated statements of operations as the Company elected the fair value option under ASC 825 to account for this investment. Changes in fair value are recorded in the Company's condensed consolidated statements of operations as the Company elected the fair value option under ASC 825 to account for this investment. In April 2024, the Company became aware that the investee had halted its operations while it undergoes a restructuring process. As a result, the Company determined that the fair value of the investment was zero. The Company recorded a loss of $1.2 million to Other (losses) gains, net on the condensed consolidated statements of operations during the three and nine months ended April 30, 2024, which was the fair value of the investment as of January 31, 2024.

(b)    The balance consists of multiple common stock investments in public companies which are measured at fair value.
The amount of unrealized net losses for the three and nine months ended April 30, 2024 that relate to equity securities still held as of April 30, 2024 are as follows:

	Successor
	Three months ended April 30,	Nine months ended April 30,
(in thousands)	2024	2024
Net losses recognized during the period on equity securities	$(872)	$(276)
Less: Net (losses) gains recognized during the period on equity securities sold during the period	(21)	372
Unrealized net losses recognized during the period on equity securities still held at the end of the period	$(851)	$(648)
Unrealized net losses are recorded in Other (losses) gains, net on the condensed consolidated statements of operations. There was no investment activity for the three and nine months ended April 30, 2023.

(8)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities".

	Successor
	April 30, 2024	July 31, 2023
Accrued Expenses	(in thousands)
Accrued compensation	$6,311	$6,891
Accrued audit, tax and legal	4,027	5,696
Accrued price concessions	2,587	2,981
Accrued taxes	1,796	2,811
Accrued occupancy costs	1,611	1,412
Accrued IT costs	648	831
Accrued travel	535	—
Accrued freight	447	502
Accrued contract labor	372	517
Accrued other	4,723	5,133
Total accrued expenses	$23,057	$26,774

	Successor
	April 30, 2024	July 31, 2023
Other Current Liabilities	(in thousands)
Deferred revenue - current	2,762	2,574
Other	1,571	1,970
Total other current liabilities	$4,333	$4,544
(9)LEASES
The table below presents the components of the Company's lease expense:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30, 2024	Nine Months Ended April 30, 2023
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$2,672	$2,636	$7,830	$7,538
Short-term lease expense	337	394	1,215	1,269
Variable lease cost	—	—	—	7
Sublease income	$(61)	$(222)	$(352)	$(786)
Total lease expense	$2,948	$2,808	$8,693	$8,028
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Successor	Predecessor
	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$7,641	$7,224
Financing cash flows from finance leases	$—	$38
(10)DEBT
The components of debt are presented in the table below:

	Successor
	April 30, 2024	July 31, 2023
	(in thousands)
Unsecured
7.50% Convertible Senior Note due September 1, 2024	$12,903	$12,461
Credit Facility
Umpqua Revolver	—	—
Total debt, net	$12,903	$12,461
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

As of both April 30, 2024 and July 31, 2023, the principal amount of the note was $12.9 million. As of May 1, 2023, or the date of the Exchange Transaction, the Company accounts for the SPHG Note under the fair value option in order to conform with Steel Holdings' basis of accounting, with changes in fair value recognized in earnings. Refer to Note 18 - "Fair Value Measurements" for further information. The fair value of the SPHG Note was reported as a current liability on the condensed consolidated balance sheets beginning in the first quarter of fiscal year 2024, as its maturity is less than twelve months.

Below is a reconciliation of interest expense related to the SPHG Note to total interest expense:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Interest expense related to contractual interest coupon on the SPHG Note	$243	$271	$739	$844
Interest expense related to accretion of the discount on the SPHG Note(a)	—	632	—	1,688
Interest expense related to revolving credit facilities (see below)	—	11	—	36
Other	—	—	—	20
Total interest expense	$243	$914	$739	$2,588

(a) Prior to the date of the Exchange Transaction, the discount on the SPHG Note was accreted using the effective interest rate method. The effective interest rate on the SPHG Note was 27.8% prior to the SPHG Note Amendment, and was 23.0% subsequent to the SPHG Note Amendment.
Umpqua Revolver

ModusLink, as borrower, is party to a revolving credit agreement with Umpqua Bank as lender and as agent, which provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit (collectively, the "Umpqua Revolver"). On May 1, 2024, ModusLink, entered into a Second Amendment to the Umpqua Revolver (the “Second Amendment”). Among other things, the Second Amendment (i) extended the maturity date with respect to revolving loans from March 31, 2025 to March 31, 2026, (ii) removed certain adjustments in the definition of “Adjusted EBITDA” as set forth in the Umpqua Revolver, (iii) increased the minimum Adjusted Tangible Net Worth (as defined in the credit agreement) and (iv) removed certain caps and conditions on ModusLink’s ability to pay dividends.
As of April 30, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the filing of this Form 10-Q. As of April 30, 2024, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding letters of credit.
(11)CONTINGENCIES
Donald Reith v. Warren G. Lichtenstein, et al.

On April 13, 2018, a purported shareholder, Donald Reith, filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery (the “Reith litigation”). The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against certain current and former directors of the Company, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings and several of its affiliated companies (collectively, the "Steel Parties") in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the "Challenged Transactions"). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board of Directors (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted stockholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board of Directors made misleading disclosures in the Company's proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages.

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

On April 8, 2024, the Company, the Defendants and Mr. Reith entered into a new memorandum of understanding (the "New MOU") contemplating the settlement of the Reith litigation (the "2024 Settlement"). If the 2024 Settlement is approved by the Court, (i) the Defendants shall cause their insurers to make a cash payment of $6.0 million to the Company and, after deducting any Court-approved award of attorneys’ fees to Plaintiff's counsel and certain litigation expenses, the Company shall distribute the balance of the cash payment, by way of a special divided or other distribution, to the holders of the Company’s common stock pursuant to the allocation provisions set forth in the previously disclosed Stockholders Agreement dated April 20, 2023 by and among the Company, Steel Partners Holdings L.P., and other stockholders signatory thereto (the “Stockholders’ Agreement”) as amended by the 2024 Settlement; (ii) the Company will adopt certain amendments to the Stockholders’ Agreement; and (iii) the Company will adopt certain corporate governance policies and practices, including a formal review process for compensation clawbacks, enhancing the process for granting equity awards and keeping records of equity awards granted under the Company’s stock plans, further enhancing board committee independence, and reducing the materiality threshold for review of related party transactions under the Stockholders Agreement, in exchange for which all parties will be released from all claims in the Reith litigation. The 2024 Settlement requires Court approval, and there can be no assurances that such approval will be granted.

On December 12, 2023, the Company received books and records demand, similar to the demand from Reith, from another purported shareholder. The possible liability, if any, with respect to this matter cannot be determined.

Mohammad Ladjevardian v. Warren G. Lichtenstein, et al.

On September 1, 2023, a purported stockholder, Mohammad Ladjevardian, filed a verified complaint alleging a single direct claim for breach of fiduciary duty against members of Steel Connect’s Board of Directors and Steel Holdings and certain of its affiliates in connection with the Exchange Transaction. Directors named in the complaint are Warren Lichtenstein, Glen Kassan, and Jack Howard. The complaint alleges that although the challenged transaction was approved by the independent Strategic Planning Committee, the committee failed to obtain a “control premium” or to consider the dilutive effect that the Series E Convertible Preferred Stock issuance had on the plaintiff’s holdings. Remedies requested in the complaint include rescission of the Series E Convertible Preferred Stock and a judicially imposed requirement that all future transactions involving Steel Holdings and its affiliates be subject to minority stockholder approval. On September 27, 2023, the entity defendants moved to dismiss the complaint. On October 5, 2023, the individual defendants moved to dismiss the complaint.

On April 18, 2024, in order to avoid the cost and uncertainty of litigation, Messrs. Lichtenstein and Howard, Steel Holdings, Steel Excel and WebFinancial, without admitting any wrongdoing, entered into a Settlement Agreement and Securities Purchase Agreements (the "SPAs") with the Estate of Mohammad Ladjevardian and certain parties related to Mohammad Ladjevardian (the "Ladjevardian Parties"). Pursuant to the SPAs, a Steel Holdings subsidiary purchased an aggregate of 701,246 shares of the Company’s common stock held by the Ladjevardian Parties at a price of $9.83 per share, which represented the closing market price of the shares on April 17, 2024 and made an aggregate cash settlement payment of $1.5 million to the Ladjevardian Parties.
(12)REVENUE RECOGNITION
Disaggregation of Revenue
The following table presents the Company's revenues from contracts with customers disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Major Goods/Service Lines
Supply chain management services	$43,456	$45,826	$127,157	$147,185
Other	399	316	1,083	1,098
	$43,855	$46,142	$128,240	$148,283
Timing of Revenue Recognition
Services transferred over time	$43,855	$46,142	$128,240	$148,283
	$43,855	$46,142	$128,240	$148,283
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

The table below presents information for the Company's contract balances:

	Successor		Predecessor
	April 30, 2024	July 31, 2023	August 1, 2022
	(in thousands)
Accounts receivable, trade, net	$31,873	$28,616	$40,083
Contract assets	283	439	369

Deferred revenue - current	$2,762	$2,574	$2,705
Deferred revenue - long-term	68	144	134
Total deferred revenue	$2,830	$2,718	$2,839
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the nine months ended April 30, 2024 and April 30, 2023, were as follows:

	Successor	Predecessor
	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023
	(in thousands)
Balance at beginning of period	$2,718	$2,839
Deferral of revenue	1,456	1,595
Recognition of deferred amounts upon satisfaction of performance obligation	(1,344)	(1,361)
Balance at end of period	$2,830	$3,073
The Company expects to recognize approximately $2.8 million of deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(13)INCOME TAXES
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the nine months ended April 30, 2024, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of both April 30, 2024 and July 31, 2023, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.4 million.

Deferred Income Taxes

As of April 30, 2024, the Company reassessed the need for a valuation allowance against its deferred tax assets. After considering historical and projected future taxable income and existing taxable temporary differences, the Company determined that it is more likely than not that the deferred tax assets will be realized. As a result, the Company released substantially all of its valuation allowance except the valuation allowance relating to approximately $31.0 million of NOLs that will expire as of July 31, 2024, and approximately $0.9 million of state NOLs that the Company anticipates will expire unutilized. This release of the valuation allowance resulted in a one-time non-cash income tax benefit of $71.5 million for the quarter ended April 30, 2024.

Uncertain Tax Positions

In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of both April 30, 2024 and July 31, 2023, the liabilities for interest expense related to uncertain tax positions was less than $0.1 million. The Company expects $0.3 million of unrecognized tax benefits and related interest to reverse in the next twelve months.

Management's judgment is required in determining our provision for income taxes, including any valuation allowance recorded against the Company’s deferred tax assets due to uncertainties related to our ability to utilize these assets. The valuation allowance is based on our estimates of taxable income and the period over which the Company’s deferred tax assets will be recoverable. The evolution of facts and circumstances in future periods may result in adjustments to our valuation allowance, which could materially impact our financial position and results of operation.

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
(14)EARNINGS PER SHARE
As discussed in Note 2 - "Basis of Presentation", the Reverse/Forward Stock Split was effective on June 21, 2023. The Company’s shares of outstanding common stock and earnings per share amounts have been retroactively restated for all periods presented for the Reverse/Forward Stock Split. The following table reconciles net earnings per share for the three and nine months ended April 30, 2024 and 2023:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Reconciliation of net income to net income attributable to common stockholders after assumed conversions:
Net income	$71,660	$3,029	$81,442	$7,460
Less: Preferred dividends on Series C redeemable preferred stock	(531)	(519)	(1,604)	(1,593)
Net income available to common stockholders	71,129	2,510	79,838	5,867
Less: Undistributed earnings allocated to participating securities	(54,125)	—	(60,780)	—
Net income attributable to common stockholders	$17,004	$2,510	$19,058	$5,867

Effect of dilutive securities:
Interest and debt amortization costs on convertible debt	243	—	739	—
Dividends on Series C preferred stock	531	519	1,604	1,593
Undistributed earnings allocated to Series E preferred stock	54,125	—	60,780	—
Net income attributable to common stockholders - assuming dilution	$71,903	$3,029	$82,181	$7,460

Net income per common share - basic	$2.73	$0.39	$3.07	$0.91

Net income per common share - diluted	$2.51	$0.36	$2.88	$0.89

Weighted average common shares outstanding - basic	6,224	6,461	6,211	6,449
Effect of dilutive securities:
Common stock equivalents - Restricted stock and restricted stock shares	68	57	62	55
Common stock equivalents - Convertible debt	584	—	584	—
Common stock equivalents - Series C Preferred stock	1,913	1,913	1,913	1,913
Common stock equivalents - Series E Preferred stock	19,810	—	19,810	—
Weighted average common shares outstanding - diluted	28,599	8,431	28,580	8,417
For the three and nine months ended April 30, 2024, the Company calculated basic and diluted net income per common share using the two-class method, as the Series E Convertible Preferred Stock meets the definition of a participating security. The two-class method is an allocation formula that determines net income per common share for each share of common stock and Series E Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series E Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Series E Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends or other distributions on the shares of Common Stock as if, immediately prior to each record date for payment of dividends or other distributions on the Common Stock, shares of Series E Preferred Stock then outstanding were converted into shares of Common Stock. Basic net income per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Net income attributable to common stockholders for the period includes any dividends paid to common stockholders during the period plus a proportionate share of undistributed net income allocable to common stockholders for the period; the proportionate share of undistributed net income allocable to common stockholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period. Diluted net income per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of restricted common stock (calculated based on the treasury stock method) and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method), using the more dilutive of either the two-class method or as-converted stock method.

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

The below details certain exclusions from the calculation of diluted net income per share, as their inclusion would have been antidilutive:
For the three months ended April 30, 2023, $0.7 million of interest expense, net of tax related to the SPHG Note was excluded from the numerator in the calculation of diluted net income per share as its inclusion would have been antidilutive. For the three months ended April 30, 2023, 0.6 million common stock equivalent shares (including those related to the SPHG Note) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive.
For the nine months ended April 30, 2023, $2.3 million of interest expense, net of tax impact related to the SPHG Note was excluded from the numerator in the calculation of diluted net income per share as its inclusion would have been antidilutive. For the nine months ended April 30, 2023, 0.6 million common stock equivalent shares (including those related to the SPHG Note) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive.
No exclusions were required from the calculation of diluted net income per share for the three and nine months ended April 30, 2024, as all securities were considered dilutive.
(15)COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(in thousands)
Accumulated other comprehensive (loss) income as of July 31, 2023 (Successor)	$(623)	$36	$(587)
Foreign currency translation adjustment	(341)	—	(341)
Net current-period other comprehensive loss	(341)	—	(341)
Accumulated other comprehensive (loss) income as of April 30, 2024 (Successor)	$(964)	$36	$(928)

	Foreign Currency Items	Pension Items	Total
	(in thousands)
Accumulated other comprehensive income (loss) as of July 31, 2022 (Predecessor)	$6,063	$(1,923)	$4,140
Foreign currency translation adjustment	999	—	999
Pension liability adjustments, net of tax	—	(1,078)	(1,078)
Net current-period other comprehensive income (loss)	999	(1,078)	(79)
Accumulated other comprehensive income (loss) as of April 30, 2023 (Predecessor)	$7,062	$(3,001)	$4,061

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

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Net revenue:
Supply Chain	$43,855	$46,142	$128,240	$148,283
Total segment net revenue	$43,855	$46,142	$128,240	$148,283
Operating income:
Supply Chain	$4,448	$5,249	$10,187	$16,488
Total segment operating income	4,448	5,249	10,187	16,488
Corporate-level activity	(1,468)	(4,944)	(3,680)	(9,699)
Total operating income	2,980	305	6,507	6,789
Total other income, net	880	3,575	8,000	2,301
Income before income taxes	$3,860	$3,880	$14,507	$9,090

	Successor
	April 30, 2024	July 31, 2023
	(in thousands)
Total assets:
Supply Chain	$160,565	$146,614
Corporate	324,897	264,567
Total assets	$485,462	$411,181
Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Capital expenditures	$1,211	$445	$2,911	$1,311
Depreciation expense	$439	$503	$1,324	$1,427

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Mainland China	$15,822	$13,852	$45,577	$48,049
United States	9,776	12,917	31,593	38,262
Netherlands	5,035	4,872	16,121	15,149
Singapore	4,413	4,705	12,332	14,940
Czech Republic	4,241	6,202	9,436	19,497
Other	4,568	3,594	13,181	12,386
Total consolidated net revenue	$43,855	$46,142	$128,240	$148,283
(17)RELATED PARTY TRANSACTIONS
As of April 30, 2024, SPHG Holdings and its affiliates, including Steel Holdings, Handy & Harman Ltd. and Steel Partners Ltd., beneficially owned approximately 89.6% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director. Joseph Martin, one of our directors, is the Chief Administrative Officer and Chief Legal Officer of Steel Holdings. Ryan O'Herrin, our Chief Financial Officer, is the Chief Financial Officer of Steel Holdings.
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
SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the maturity date of the SPHG Note, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received a required stockholder approval), at an initial conversion rate of 45.1356 shares of common stock, which is equivalent to an initial conversion price of approximately $22.16 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note, subject to, and in accordance with, the settlement provisions of the SPHG Note. As of April 30, 2024, the if-converted value of the SPHG Note did not exceed the principal value of the SPHG Note. Refer to Note 10 - "Debt" for further information.
Series C Preferred Stock Transaction
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Series C Convertible Preferred Stock are set forth in the Series C Certificate of Designations, which has been filed with the Secretary of State of the State of Delaware. During each of the three months ended April 30, 2024 and 2023, the Company paid dividends of $0.5 million associated with the Series C Convertible Preferred Stock. During each of the nine months ended April 30, 2024 and 2023, the Company paid dividends of $1.6 million associated with the Series C Convertible Preferred Stock.
On or after December 15, 2022, each holder of Series C Convertible Preferred Stock can also require the Company to redeem its Series C Convertible Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).
Series E Preferred Stock Transaction
On May 1, 2023, the Company and Steel Holdings executed a series of agreements in which the Steel Partners Group agreed to transfer certain marketable securities held by the Steel Partners Group to Steel Connect in exchange for 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock”, and, such transfer, the “Transfer and Exchange Agreement”). Pursuant to the Transfer and Exchange Agreement, the Company held a special stockholders’ meeting on June 6, 2023 (the “Special Meeting”) to consider and vote upon the rights of the Series E Preferred Stock to vote and receive dividends together with the Common Stock on an as-converted basis and the issuance of the Company's common stock (the "Common Stock") upon conversion of the Series E Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq (the “Nasdaq Proposal”). Following approval of the Nasdaq Proposal by the Steel Connect stockholders (the “Stockholder Approval”), the Series E Convertible Preferred Stock became convertible into an aggregate of 19.8 million shares of Common Stock, and votes together with holders of Company Common Stock and participates in any dividends paid on the Common Stock, in each case on an as-converted basis.
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

The Stockholders' Agreement further provides that (a) prior to September 1, 2025 the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the following: (i) a voluntary delisting of the common stock from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the common stock, Steel Connect ceasing to be an SEC reporting company, or Steel Connect filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment to the terms of the STCN Management Services Agreement (the "Services Agreement") dated June 14, 2019, by and between Steel Connect and Steel Services Ltd.; and (iii) any related party transaction between Steel Connect and the SP Investors and their subsidiaries and affiliates; (b) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going private transaction pursuant to which Steel Holdings or its subsidiaries or affiliates acquires the outstanding shares of common stock they do not own (or any alternative transaction that would have the same impact); and (c) until the Final Sunset Date (as defined in the Stockholders' Agreement), the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between Steel Connect and the SP Investors; or (ii) prior to any transfer of equity interests in Steel Connect by the members of the SP Group (as defined in the Stockholders' Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in Steel Connect that are held by the members of the SP Group being held by one corporate entity.

Currently, the Stockholders' Agreement also provides that 70% of the net proceeds received by the Company upon resolution of the Reith litigation will be distributed to the Company’s stockholders with the SP Investors agreeing to waive their portion of any such distribution to the extent of any shares of common stock held as of the date of the Stockholders’ Agreement or issuable upon conversion of the Series E Convertible Preferred Stock held by the SP Investors and the Series C Convertible Preferred Stock of Steel Connect, and the SPHG Note. Any amendment to the Stockholders’ Agreement by the Company prior to the date that any person or group of related persons owns 100% of the equity securities of the Company requires the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable. As described in the notes to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, if the 2024 Settlement is approved, the Company will make certain changes to the Stockholders’ Agreement as described above.
Steel Connect Management Services Agreement
On June 14, 2019, the Company entered into an agreement (the "STCN Management Services Agreement") with Steel Services Ltd. ("Steel Services"), an indirect wholly-owned subsidiary of Steel Holdings. The STCN Management Services Agreement was effective as of June 1, 2019. Pursuant to the STCN Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of certain employees, including certain executive officers (including chief financial officer and general counsel services) and other corporate services. The STCN Management Services Agreement also provides for reimbursements to Steel Services and its representatives for all reasonable expenses incurred in providing the non-exclusive services and automatically renews for successive one year periods unless and until terminated by the Company or Steel Services. On February 25, 2022, in connection with the Company's disposal of its ownership in IWCO Direct Holdings, Inc., the management fee was reduced from $282.8 thousand per month to $101.9 thousand per month.

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
Prior to the effective date of Amendment No. 2 to the STCN Management Services Agreement, expenses incurred by ModusLink were paid to Steel Services under the STCN Management Services Agreement.

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

Total expenses incurred related to the management services agreements for the three months ended April 30, 2024 and 2023 were $0.9 million and $0.6 million, respectively. Total expenses incurred related to the management services agreements for the nine months ended April 30, 2024 and 2023 were $2.2 million and $1.7 million, respectively. As of April 30, 2024 and July 31, 2023, amounts due to Steel Services were $0.6 million and $0.7 million, respectively, and are recorded within the condensed consolidated balance sheets as a component of Accounts payable.

Air Travel

The Company reimburses SP General Services, LLC (an affiliate of Steel Holdings), rather than Steel Services, for expenses for business-related air travel, which relates to services provided to the Company by Warren G. Lichtenstein as Interim Chief Executive Officer as well as certain of the Company’s executive officers whose services are provided to the Company under the STCN Management Services Agreement or the ModusLink Management Services Agreement. During the three and nine months ended April 30, 2024, SP General Services, LLC incurred $0.4 million and $0.5 million in expenses for business-related air travel. During the three and nine months ended April 30, 2023, SP General Services, LLC did not incur any reportable expenses for such business-related air travel. As of April 30, 2024, amounts due to SP General Services, LLC were $0.5 million. There was no balance due to SP General Services, LLC as of July 31, 2023.
(18)FAIR VALUE MEASUREMENTS
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis as of April 30, 2024 and July 31, 2023, classified by fair value hierarchy:

	Successor	Fair Value Measurements at Reporting Date Using
(in thousands)	April 30, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds	$254,118	$254,118	$—	$—
Convertible loan note investment	$—	$—	$—	$—
Other investments	$14,293	$14,293	$—	$—

Liabilities:
SPHG Note	$12,903	$—	$—	$12,903

	Successor	Fair Value Measurements at Reporting Date Using
(in thousands)	July 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,269	$85,269	$—	$—

Liabilities:
SPHG Note	$12,461	$—	$—	$12,461
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
Subsequent to the issuance of Fiscal Year 2023 financial statements, the Company determined that the money market funds balance as of July 31, 2023 in the above table, was understated by $54.2 million. The Company corrected this immaterial error in the table above as of July 31, 2023. This disclosure change did not have any impact to amounts recognized in the condensed consolidated balance sheets.
Following is a summary of changes in financial assets and liabilities measured using Level 3 inputs:

(in thousands)	SPHG Note (a)	Convertible Loan Note Investment (a)
Balance as of July 31, 2023 (Successor)	$12,461	$—
Purchases	—	1,227
Change in fair value	442	(1,227)
Balance as of April 30, 2024 (Successor)	$12,903	$—
(a) Unrealized losses are recorded in Other (losses) gains, net within the condensed consolidated statements of operations.
Valuation Techniques
Prior to the date of the Exchange Transaction, the Company did not measure the fair value of the SPHG Note on a recurring basis, as the assumption was that the carrying value of the liability component of the SPHG Note approximated fair value because the stated interest rate of this debt was consistent with current market rates. In conjunction with the application of pushdown accounting, the Company now measures the fair value of the SPHG Note on a recurring basis. Refer to Note 10 - "Debt" for further details. The Company estimates the value of the SPHG Note using a Binomial Lattice Model. Key inputs in the valuation include the trading price and volatility of Steel Connect's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The Company recognized $0.4 million in unrealized losses in Other (losses) gains, net within the condensed consolidated statements of operations for the nine months ended April 30, 2024 as a result of the fair value measurement performed. The Company determined that there have been no changes to the fair value of the SPHG Note from the prior quarter, given that the fair value remeasurement performed as of January 31, 2024 yielded $12.9 million, which equates to the principal balance remaining on the SPHG Note, and the SPHG Note is due on September 1, 2024.
As discussed in Note 7 - "Investments", the Company elected the fair value option to account for their convertible loan note investment. As of April 30, 2024, the Company believes the fair value of the investment is zero. As such, the Company recorded a loss of $1.2 million to the condensed consolidated statement of operations for the three and nine months ended April 30, 2024. There were no unrealized gains or losses recorded to the condensed consolidated statement of operations for the Predecessor Period, as the convertible loan note investment was a new investment in October 2023.

(19)SUPPLEMENTAL CASH FLOW INFORMATION
A summary of supplemental cash flow information for the nine months ended April 30, 2024 and 2023 is presented in the following table:

	Successor	Predecessor
	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023
	(in thousands)
Cash paid during the period for:
Interest	$1,009	$1,145
Income taxes	$215	$35

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

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P., (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). The Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participates in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with the Steel Connect common stock, the 7.50% Convertible Senior Note, if converted, and the Steel Connect Series C Convertible Preferred Stock, also if converted, owned by Steel Holdings, would result in Steel Holdings holding approximately 84.0% of the outstanding equity interests of the Company as of May 1, 2023. The Exchange Transaction closed on May 1, 2023, which is the date that the consideration was exchanged between Steel Holdings and the Company. Refer to Note 1 - "Nature of Operations" and Note 4 - "Exchange Transaction" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Predecessor/Successor Reporting

On May 1, 2023, the Exchange Transaction resulted in Steel Holdings obtaining control of the Company for financial statement purposes. Steel Holdings does not consolidate the Company for Federal income tax purposes because the ownership in the Company is dispersed between different federal tax consolidation groups within Steel Holdings. The Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. As such for purposes of this quarterly report, all references to the three and nine months ended April 30, 2024 are for the Successor period, and all references to the three and nine months ended April 30, 2023 are for the Predecessor period. Refer to Note 2 - "Basis of Presentation" and Note 4 - "Exchange Transaction" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

No fractional shares were issued in connection with the Reverse/Forward Stock Split. Shares held by stockholders who held fewer than 3,500 shares of the Company’s common stock immediately prior to the Reverse Stock Split were converted into the right to receive a payment in cash (without interest) equal to the fair value of such shares as of the time when those entitled to receive such payments were determined, which shall be an amount equal to such number of shares of the Company’s common stock held multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse Stock Split, and each share of the Company’s common stock held by a stockholder of record owning 3,500 shares or more immediately prior to the effective time of the Reverse Stock Split were converted into a new number of shares of Company’s common stock based on a ratio of 375 shares of the Company’s common stock for each share of the Company’s common stock owned immediately following the Reverse Stock Split, including any fractional shares owned following the Reverse Stock Split; however, with respect to any fractions of a share of Company common stock that may be held as a result of the Forward Stock Split, stockholders received a payment in cash (without interest) equal to the fair value of such fractions as of the time when those entitled to receive such fractions are determined, which was an amount equal to such fractions multiplied by the average of the closing sales prices of the Company’s common stock on Nasdaq for the five consecutive trading days immediately preceding the effective date of the Reverse/Forward Stock Split (with such average closing sales prices being adjusted to give effect to the Reverse/Forward Stock Split).

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

Disposition of Interest in Aerojet Shares

As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was disposed of when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash out of the total net proceeds of $207.8 million. The Company received the remaining $154.5 million proceeds in cash in the first quarter of fiscal year 2024, and there was a corresponding decrease in prepaid expenses and other current assets within the condensed consolidated balance sheet at the time of this cash receipt. Refer to Note 1 - "Nature of Operations" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the three months ended April 30, 2024 and 2023, the Company's ten largest clients accounted for approximately 82.6% and 85.0%, respectively, of consolidated net revenue. Two clients accounted for 41.6% and 13.8%, respectively, of the Company's consolidated net revenue for the three months ended April 30, 2024. Two clients accounted for 45.0% and 11.0%, respectively, of the Company's consolidated net revenue for three months ended April 30, 2023. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the three months ended April 30, 2024 or 2023.
For the nine months ended April 30, 2024 and 2023, the Company's ten largest clients accounted for approximately 80.0% and 84.0%, respectively, of consolidated net revenue. Two clients accounted for 36.8% and 15.6%, respectively, of the Company's consolidated net revenue for the nine months ended April 30, 2024. Two clients accounted for 43.0% and 12.0%, respectively, of the Company's consolidated net revenue for nine months ended April 30, 2023. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the nine months ended April 30, 2024 or 2023.
Two clients accounted for greater than 10.0% of the Company's consolidated net accounts receivables as of April 30, 2024. The clients accounted for approximately 40.0% and 12.2%, respectively, of the Company's consolidated net accounts receivable balance as of April 30, 2024. Four clients accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2023. The clients accounted for approximately 28.0%, 14.0%, 12.0%, and 10.0%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2023.
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
The Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. As such for purposes of this Quarterly Report, all references to the three and nine months ended April 30, 2024 are for the Successor period, and all references to the three and nine months ended April 30, 2023, or the prior fiscal year, are for the Predecessor period.
All share and per-share amounts for the current period and prior periods have been adjusted to reflect the Reverse/Forward Stock Split.
Results of Operations
The following summarizes the condensed consolidated results of operations for the Successor and Predecessor periods, which relate to the period succeeding and period preceding the Exchange Transaction with Steel Holdings, respectively. The results of operations for the Successor and Predecessor periods are comparable unless otherwise noted that as a result of pushdown accounting the periods are not comparable.
Three months ended April 30, 2024 compared to the three months ended April 30, 2023

	Successor	Predecessor
	Three Months Ended April 30,	Three Months Ended April 30,
	(unaudited in thousands)
	2024	2023	$ Change[1]	% Change[1]
Net revenue	$43,855	$46,142	$(2,287)	(5.0)%
Cost of revenue	(30,838)	(33,218)	2,380	7.2%
Gross profit	13,017	12,924	93	0.7%
Gross profit percentage	29.7%	28.0%	—	170	bpts
Selling, general and administrative	(9,144)	(12,619)	3,475	27.5%
Amortization	(893)	—	(893)	(100.0)%
Interest expense	(243)	(914)	671	73.4%
Other gains, net	1,123	4,489	(3,366)	(75.0)%
Income before income taxes	3,860	3,880	(20)	(0.5)%
Income tax benefit (expense)	67,800	(851)	68,651	8067.1%
Net income	$71,660	$3,029	$68,631	2,265.8%
1 Favorable (unfavorable) change

Net Revenue:
During the three months ended April 30, 2024, net revenue decreased by approximately $2.3 million as compared to the same period in the prior fiscal year. This decrease in net revenue was primarily driven by lower volumes and loss of programs associated with existing clients in the computing and consumer electronics markets, offset partially by new business revenue with a client in the consumer electronics market. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services, as well as costs for salaries and benefits, depreciation expense, severance, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Total cost of revenue decreased by $2.4 million for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year. This was primarily driven by a decrease in cost of materials procured on behalf of our clients of $2.3 million as a result of lower sales volumes associated with existing clients in the computing and consumer electronics markets. Fluctuations in foreign currency exchange rates had an insignificant impact on cost of revenues for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year.

Gross Profit:

Gross profit percentage increased 170 basis points to 29.7% from 28.0% in the three months ended April 30, 2024 as compared to the same period in the prior fiscal year, primarily due to a decrease in material costs as discussed above. Fluctuations in foreign currency exchange rates had an insignificant impact on the Company's gross margin for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring costs and public reporting costs. Selling, general and administrative expenses during the three months ended April 30, 2024 decreased by approximately $3.5 million as compared to the same period in the prior fiscal year, primarily due to $3.5 million lower Corporate-level activity driven by a decrease in legal fees and board fees, offset partially by an increase in expenses related to mergers and acquisitions activity. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the three months ended April 30, 2024, as compared to the same period in the prior fiscal year.
Amortization Expense:
Amortization expense for the three months ended April 30, 2024 was $0.9 million and was driven by the recognition of intangible assets in connection with the application of pushdown accounting as a result of the Exchange Transaction. The Exchange Transaction closed on May 1, 2023, and as such, there was no activity for the three months ended April 30, 2023.
Interest Expense:
Total interest expense during the three months ended April 30, 2024 decreased $0.7 million as compared to the same period in the prior year, primarily due to the cessation of the amortization of the discount on the SPHG Note as of May 1, 2023, the date of the Exchange Transaction.
Other Gains, Net:
Other gains, net are primarily composed of investment gains (losses), fair value remeasurement gains (losses), foreign exchange gains (losses), interest income, and sublease income.
The Company recorded $1.1 million to Other gains, net for the three months ended April 30, 2024, driven by $3.7 million interest income, primarily due to interest earned on money market funds, offset by $2.1 million of net realized and unrealized losses recognized on investments, and $0.6 million in foreign exchange losses.
The Company recorded $4.5 million to Other gains, net, for the three months ended April 30, 2023 primarily due to: (1) $1.9 million gain from proceeds received from the sale of an investment, (2) $1.4 million gain due to settlement with a client; (3) $0.5 million interest income; and (4) $0.3 million foreign exchange gains.
Income Tax Benefit (Expense):

During the three months ended April 30, 2024, the Company recorded an income tax benefit of approximately $67.8 million as compared to income tax expense of $0.9 million for the same period in the prior fiscal year. The favorable change in income tax is due to the Company's release of a portion of its valuation allowance for certain pre-existing Company deferred tax assets. The release resulted in a one-time non-cash adjustment to income tax benefit of $71.5 million for the three months ended April 30, 2024.
Net Income:

Net income for the three months ended April 30, 2024 increased $68.6 million as compared to the same period in the prior fiscal year due to the one-time non-cash, significant income tax benefit accounting adjustment booked during the three months ended April 30, 2024.

Nine months ended April 30, 2024 compared to the nine months ended April 30, 2023

	Successor	Predecessor
	Nine Months Ended April 30,	Nine Months Ended April 30,
	(unaudited in thousands)
	2024	2023	$ Change[1]	% Change[1]
Net revenue	$128,240	$148,283	$(20,043)	(13.5)%
Cost of revenue	(92,402)	(108,031)	15,629	14.5%
Gross profit	35,838	40,252	(4,414)	(11.0)%
Gross profit percentage	27.9%	27.1%	—	80	bpts
Selling, general and administrative	(26,670)	(33,463)	6,793	20.3%
Amortization	(2,661)	—	(2,661)	(100.0)%
Interest expense	(739)	(2,588)	1,849	71.4%
Other gains, net	8,739	4,889	3,850	78.7%
Income before income taxes	14,507	9,090	5,417	59.6%
Income tax benefit (expense)	66,935	(1,630)	68,565	4206.4%
Net income	$81,442	$7,460	$73,982	991.7%
1 Favorable (unfavorable) change
Net Revenue:
During the nine months ended April 30, 2024, net revenue decreased by approximately $20.0 million as compared to the same period in the prior fiscal year. This decrease in net revenue was primarily driven by lower volumes associated with existing clients in the computing and consumer electronics markets, partially offset by new business revenue with a client in the consumer electronics market. Fluctuations in foreign currency exchange rates had an insignificant impact on net revenues for the nine months ended April 30, 2024, as compared to the same period in the prior fiscal year.

Cost of Revenue:

Total cost of revenue decreased by $15.6 million for the nine months ended April 30, 2024, as compared to the same period in the prior fiscal year. This was primarily driven by a decrease in cost of materials procured on behalf of our clients of $15.1 million as a result of lower sales volumes associated with existing clients in the computing and consumer electronics markets, along with a decrease in payroll, benefits and labor in support of customers in the consumer electronics market. Fluctuations in foreign currency exchange rates had an insignificant impact on cost of revenues for the nine months ended April 30, 2024, as compared to the same period in the prior fiscal year.

Gross Profit:

Gross profit decreased $4.4 million in the nine months ended April 30, 2024 as compared to the same period in the prior fiscal year, primarily driven by the lower sales volume discussed above. The gross profit percentage increased 80 basis points to 27.9% from 27.1%, primarily due to changes in customer sales mix. Fluctuations in foreign currency exchange rates had an insignificant impact on the Company's gross margin for the nine months ended April 30, 2024, as compared to the same period in the prior fiscal year.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses during the nine months ended April 30, 2024 decreased by approximately $6.8 million as compared to the same period in the prior fiscal year.

Selling, general and administrative expenses for the Supply Chain segment decreased by $0.8 million primarily due to bad debt expense recorded for a client in the consumer products industry in the prior fiscal year period that did not reoccur in the current year period. Corporate-level activity decreased by $6.0 million, primarily due to a decrease in legal fees, board fees, and other professional fees, offset partially by an increase in expenses related to mergers and acquisitions activity. Fluctuations in foreign currency exchange rates did not have a significant impact on selling, general and administrative expenses for the nine months ended April 30, 2024 as compared to the same period in the prior fiscal year.
Amortization Expense:
Amortization expense of $2.7 million for the nine months ended April 30, 2024 was driven by the recognition of intangible assets in connection with the application of pushdown accounting as a result of the Exchange Transaction. The Exchange Transaction closed on May 1, 2023, and as such, there was no activity for the nine months ended April 30, 2023.
Interest Expense:
Total interest expense during the nine months ended April 30, 2024 decreased $1.8 million as compared to the same period in the prior year, primarily due to the cessation of the amortization of the discount on the SPHG Note as of May 1, 2023, the date of the Exchange Transaction.
Other Gains, Net:
The Company recorded $8.7 million to Other gains, net for the nine months ended April 30, 2024, due to $10.4 million interest income primarily earned on money market funds. This activity was partially offset by $1.5 million of net realized and unrealized losses recognized on investments, and $0.4 million unrealized losses recognized as a result of the fair value remeasurement of the SPHG Note.
The Company recorded $4.9 million to Other gains, net, for the nine months ended April 30, 2023, primarily due to (1) $1.9 million gain from proceeds received from the sale of an investment, (2) $1.4 million gain due to settlement with a client, (3) $0.9 million interest income; and (4) $0.8 million sublease income. These gains were partially offset by $0.5 million foreign exchange losses.
Income Tax Benefit (Expense):

During the nine months ended April 30, 2024, the Company recorded an income tax benefit of approximately $66.9 million as compared to income tax expense of $1.6 million for the same period in the prior fiscal year. The favorable change in income tax is due to the Company's release of a portion of its valuation allowance for certain pre-existing Company deferred tax assets. The release resulted in a one-time non-cash adjustment to income tax benefit of $71.5 million for the nine months ended April 30, 2024.
Net Income:

Net income for the nine months ended April 30, 2024 increased $74.0 million, as compared to the same period in the prior fiscal year due to the one-time non-cash, significant income tax benefit accounting adjustment booked during the nine months ended April 30, 2024.
Liquidity and Capital Resources
Anticipated Sources and Uses of Cash Flow
Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized.

As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to Steel Connect. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was disposed of when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash out of the total net proceeds of $207.8 million. During the first quarter of fiscal year 2024, the Company received the remaining $154.5 million proceeds in cash. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, debt obligations and working capital for at least the next twelve months from the date of this Form 10-Q. As of April 30, 2024, these resources include cash and cash equivalents and ModusLink's borrowing capacity under its credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit and expires on March 31, 2026 and removed certain adjustments in the definition of “Adjusted EBITDA” as set forth in the Umpqua Facility, and certain caps and conditions on ModusLink’s ability to pay dividends. There was no balance outstanding on the Umpqua Revolver as of April 30, 2024. See Note 10 - "Debt" for further details regarding the Umpqua Revolver.

Upon a redemption request by a holder of the Preferred Stock (as discussed in Note 17 - "Related Party Transactions" and in the Company's Annual Report on Form 10-K for the Fiscal Year ended July 31, 2023), Steel Connect believes that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations for the next twelve months from the date of this Form 10-Q.
The following table summarizes our liquidity:

Successor
April 30, 2024
(in thousands)
Cash and cash equivalents	$269,237
Readily available borrowing capacity under Umpqua Revolver	11,890
$281,127
There is no U.S. tax payable upon repatriating the undistributed earnings of foreign subsidiaries considered not subject to indefinite investment. Foreign withholding taxes would range from 0% to 10% on any repatriated funds. For the Company, earnings and profits have been calculated at each subsidiary. The Company's foreign subsidiaries are in an overall net deficit for earnings and profits purposes. As such, no adjustment was made to U.S. taxable income in the nine months ended April 30, 2024. In future years, the Company will be able to repatriate its foreign earnings without incurring additional U.S. tax as a result of a 100% dividends received deduction. The Company believes that any future withholding taxes or state taxes associated with such a repatriation would not be material.
Consolidated working capital was $234.7 million as of April 30, 2024, as compared to $251.5 million at July 31, 2023. Included in working capital were cash and cash equivalents of $269.2 million as of April 30, 2024 and $121.4 million at July 31, 2023. Sources and uses of cash for the nine months ended April 30, 2024, as compared to the same period in the prior year, are as follows:

	Successor	Predecessor
	Nine Months Ended April 30,	Nine Months Ended April 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$15,428	$9,000
Net cash provided by investing activities	$135,819	$736
Net cash used in financing activities	$(1,604)	$(2,780)
Operating Activities: We generated cash of $15.4 million from operating activities during the nine months ended April 30, 2024, an increase of $6.4 million compared to $9.0 million provided by operating activities during the nine months ended April 30, 2023. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment.
Investing Activities: Net cash provided by investing activities was $135.8 million during the nine months ended April 30, 2024 as compared to $0.7 million during the nine months ended April 30, 2023. The increase was driven primarily by the $154.5 million cash receipt in August 2023 for the remaining proceeds receivable from the disposition of the Aerojet shares in the prior fiscal year. Also contributing to the increase was $3.1 million in proceeds from the sale of equity securities. This activity was partially offset by the purchase of investments totaling $18.9 million and $2.9 million spend on capital expenditures during the nine months ended April 30, 2024. Net cash provided by investing activities during the nine months ended April 30, 2023 was related to $1.9 million in proceeds received from the sale of an investment, offset by $1.3 million from spend on capital expenditures.
Financing Activities: Net cash used in financing activities was $1.6 million and $2.8 million during the nine months ended April 30, 2024 and 2023, respectively, which primarily consisted of $1.6 million payments of dividends on the Series C Convertible Preferred Stock in both periods, as well as $1.1 million of convertible debt repayments related to the SPHG Note during the nine months ended April 30, 2023.

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
On March 9, 2023 (the "Amendment Date"), the Company and SPHG Holdings entered into an amendment to the SPHG Note (the “SPHG Note Amendment”). Pursuant to the SPHG Note Amendment, the maturity date of the SPHG Note was extended to its current maturity date of September 1, 2024 from its original maturity date of March 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the SPHG Note on the Amendment Date, and repaid an additional $1.0 million principal amount of the note on June 9, 2023. In connection with the SPHG Note Amendment, the Company paid SPHG Holdings a cash amendment fee of $0.1 million, and derecognized $0.2 million of the debt discount in proportion to the reduction of the principal balance during Fiscal Year 2023. No other changes were made to the terms of the SPHG Note besides the items discussed.

The Company will have the right to elect to cause the mandatory conversion of the SPHG Note in whole, and not in part, at any time on or after March 6, 2022, subject to certain conditions including that the stock price of the Company exceeds a certain threshold. SPHG Holdings has the right, at its option, prior to the close of business on the business day immediately preceding the SPHG Note Maturity Date, to convert the SPHG Note or a portion thereof that is $1,000 or an integral multiple thereof, into shares of common stock (if the Company has not received a required stockholder approval) or cash, shares of common stock or a combination of cash and shares of common stock, as applicable (if the Company has received the required stockholder approval), at an initial conversion rate of 45.1356 shares of common stock, which is equivalent to an initial conversion price of approximately $22.16 per share (subject to adjustment as provided in the SPHG Note) per $1,000 principal amount of the SPHG Note (the "Conversion Rate"), subject to, and in accordance with, the settlement provisions of the SPHG Note.

As of April 30, 2024 and July 31, 2023, outstanding debt in both periods consisted of the $12.9 million 7.50% Convertible Senior Note due September 1, 2024. As of April 30, 2024 and July 31, 2023, the fair value of the SPHG Note was $12.9 million and $12.5 million, respectively.

Umpqua Revolver

ModusLink, as borrower, is party to a revolving credit agreement with Umpqua Bank as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit. On May 1, 2024, ModusLink, entered into a Second Amendment to Umpqua Revolver (the “Second Amendment”). Among other things, the Second Amendment (i) extended the maturity date with respect to revolving loans from March 31, 2025 to March 31, 2026, (ii) removed certain adjustments in the definition of “Adjusted EBITDA” as set forth in the Umpqua Revolver, (iii) increased the minimum Adjusted Tangible Net Worth (as defined in the credit agreement) and (iv) removed certain caps and conditions on ModusLink’s ability to pay dividends. Steel Connect is not a borrower or a guarantor under the Umpqua Revolver.
As of April 30, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the date of filing this Form 10-Q. As of April 30, 2024, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding letters of credit.
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

Upon the occurrence of certain triggering events such as a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, or the merger or consolidation of the Company or significant subsidiary, or the sale of substantially all of the assets or capital stock of the Company or a significant subsidiary, the holders of the Series C Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or funds of the Company to the holders of other equity or equity equivalent securities of the Company other than the Series C Preferred Stock by reason of their ownership thereof, an amount per share in cash equal to the sum of (i) 100% of the stated value per share of Series C Preferred Stock (initially $1,000 per share) then held by them (as adjusted for any stock dividend, stock split, stock combination, reclassification or other similar transactions with respect to the Series C Preferred Stock), plus (ii) 100% of all declared but unpaid dividends, and all accrued but unpaid dividends on each such share of Series C Preferred Stock, in each case as of the date of the triggering event.

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

Series E Preferred Stock

On May 1, 2023, the Company and Steel Holdings executed a series of agreements in which the Steel Partners Group agreed to transfer certain marketable securities held by the Steel Partners Group to Steel Connect in exchange for 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock”, and, such transfer the “Transfer and Exchange Agreement”). Following the approval by the Company's stockholders at the special stockholders' meeting held on June 6, 2023 pursuant to the rules of the Nasdaq Capital Market (the “Stockholder Approval”), the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company’s common stock (the “Common Stock”), and will vote together with the Common Stock and participate in any dividends paid on the Common Stock, in each case on an as-converted basis.

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
Critical Accounting Estimates Update

The Company's consolidated financial statements are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that we believe are most critical to the portrayal of our financial condition and results of operations are reported in the "Critical Accounting Policies" section of Part II. Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Fiscal Year 2023 Form 10-K filed. During the nine months ended April 30, 2024, the Company added the following critical accounting estimates:
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

Indefinite-lived intangible assets are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. There were no impairments of goodwill or other intangible assets for the three and nine months ended April 30, 2024 or for the fiscal year ended July 31, 2023. The Company’s annual impairment test date is June 30th each year. No indicators of impairment for goodwill and other indefinite-lived intangible assets were identified as of April 30, 2024.

Income Taxes

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $369.9 million and $138.8 million, respectively, as of July 31, 2023. As of July 31, 2023, approximately $1.6 billion of net operating loss carryforwards for federal and state tax purposes expired. Income taxes are accounted for under the provisions of ASC 740, Income Taxes, using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities. As of July 31, 2023, a valuation allowance had been recorded against the Company’s deferred tax assets in the U.S. and certain of its foreign subsidiaries as management believed that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it was more likely than not that these assets would not be realized. As of April 30, 2024, the Company reassessed the need for a valuation allowance against its deferred tax assets. After considering historical and projected future taxable income and existing taxable temporary differences, the Company determined that it is more likely than not that the deferred tax assets will be realized at a point in the future prior to their expiration. As a result, the Company released substantially all of its valuation allowance except the valuation allowance relating to approximately $31.0 million of NOLs that will expire as of July 31, 2024, and approximately $0.9 million of state NOLs that the Company anticipates will expire unutilized. This release of the valuation allowance resulted in a one-time non-cash income tax benefit of $71.5 million for the quarter ended April 30, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," we have omitted information required by this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of April 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements and policies
During the three months ended April 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

10.23
Second Amendment to Credit Agreement, dated as of May 1, 2024, by and between ModusLink Corporation, as borrower, and Umpqua Bank, as lender and agent is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2024.

10.24*+	Restricted Limited Partnership Unit Agreement for Fawaz Khalil.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended April 30, 2024 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of April 30, 2024 and July 31, 2023, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended April 30, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended April 30, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity (Deficit) for the three and nine months ended April 30, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2024 and 2023 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
+ Management contract or compensatory plan or arrangement.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: June 6, 2024	By:	/S/ RYAN O'HERRIN
Ryan O'Herrin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)