Form 10-K
period 2024-07-31
Steel Connect, Inc.
filed 2024-11-06
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended July 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                to

Commission file number: 001-35319
__________________________

Steel Connect, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware (State or other jurisdiction of incorporation or organization)	04-2921333 (I.R.S. Employer Identification No.)

590 Madison Ave. 32nd Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes  ☒    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $36.3 million.

On October 23, 2024, the Registrant had 6,335,641 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Unless earlier included in an amendment to this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the Company's 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

STEEL CONNECT, INC.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JULY 31, 2024

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

PART I

FORWARD-LOOKING STATEMENTS

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data." These statements appear in a number of places in this Report and include statements regarding the Company's intent, belief or current expectations with respect to (i) competition and trends in the markets in which the Company operates, (ii) the Company’s liquidity and financial condition, including revenues, (iii) cybersecurity risks, threats and incidents, (iv) the impact of legal claims and related contingencies, and (v) expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. All statements other than statements of historical fact, including without limitation, those with respect to the Company's goals, plans, expectations and strategies set forth herein are forward-looking statements. The factors and uncertainties described in "Risk Factors" in Part I, Item 1A of this Report, among others, could cause actual results to differ materially from those described in these forward-looking statements.

ITEM 1.— BUSINESS

Steel Connect, Inc. (the “Company”) is a holding company which operates through its wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"). The Company previously operated under the names ModusLink Global Solutions, Inc., CMGI, Inc. and CMG Information Services, Inc. and was incorporated in Delaware in 1986.

ModusLink is an end-to-end global supply chain solutions and e-commerce provider serving clients in markets such as consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, health and personal care products, retail and luxury, and connected devices. ModusLink designs and executes critical elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. These benefits are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. ModusLink also produces and licenses an entitlement management solution powered by its enterprise-class Poetic software, which offers a complete solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products. ModusLink has an integrated network of strategically located facilities in various countries, including numerous sites throughout North America, Europe and Asia Pacific.

As of July 31, 2024, the Company had approximately 939 full-time employees and 322 part-time employees, worldwide.

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P. (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). Following the approval by the Company's stockholders on June 6, 2023, pursuant to the rules of the Nasdaq Capital Market, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participates in any dividends paid on the Company's common stock, in each case on an as-converted basis. Conversion of the Series E Convertible Preferred Stock, when combined with the Steel Connect common stock, the 7.50% Convertible Senior Note (the "SPHG Note"), if converted, and the Steel Connect Series C Convertible Preferred Stock, also if converted, owned by the Steel Partners Group, would have resulted in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of the Company as of May 1, 2023. The exclusion of the if-converted shares of the SPHG Note would have resulted in the Steel Partners Group holding approximately 83.8% of the outstanding equity interests of the Company as of May 1, 2023.

The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Holdings, and as of that date the Company became a consolidated subsidiary of Steel Holdings for financial statement purposes.

As of May 1, 2023, the Company elected pushdown accounting in which it used Steel Holdings' basis of accounting, which reflected the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. See Note 1 - "Nature of Operations" and Note 3 - "Exchange Transaction" to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information regarding the Exchange Transaction and our application of pushdown accounting.

As of July 31, 2024, the Steel Partners Group beneficially owned approximately 89.7% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our Common Stock. The exclusion of the if-converted value of the SPHG Note would have resulted in the Steel Partners Group holding approximately 89.5% of our outstanding capital stock.

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

Fulfillment—ModusLink's Fulfillment Services are highly integrated and supported by a best-of-breed technology infrastructure to enable clients to quickly increase efficiency and reduce costs. It has deep experience and is exceptionally skilled at handling the fulfillment requirements of multiple channels, be they manufacturing sites, distribution centers, retail operations or individual consumers dispersed across the globe. ModusLink is equally strong in adapting to the needs of retail/business-to-business ("B2B") or business-to-consumer ("B2C") product movement with respect to bringing product to market, including order management, pick, pack and ship, retail compliance and demand planning services, which are integral components of ModusLink's Fulfillment Services. In addition, ModusLink can help optimize component and finished goods inventory levels for better efficiency and cost savings. Clients also look to ModusLink for the physical programming of digital content—such as software, firmware, upgrades or promotional material—onto numerous types of flash media, including SD and MicroSD cards, USB drives, navigation systems, smartphones and tablets. This programming includes content protection and activation options, as well as full IP security. As direct-to-consumer volumes increase, ModusLink is able to provide a customer experience that can further enhance a brand's relationship with consumers.

Digital Commerce—ModusLink's Digital Commerce Services are based on ModusLink's cloud-based e-commerce order orchestration and payment platform. These e-Business services remove the complexities and risk of operating global web stores so that products can be quickly and easily purchased, serviced and delivered anywhere in the world. This end-to-end approach is fully integrated with global payment, customer relationship management ("CRM") and fulfillment systems, helping clients to quickly and easily expand into a new region and country. By leveraging ModusLink's e-commerce platform, clients can better meet revenue goals, drive growth and build their brands around the globe. The e-commerce platform provides clients with a single, comprehensive view of their customers at every stage of their relationships. By being able to adapt to their digital commerce and supply chain needs, ModusLink can help clients reach new markets, optimize order processing and customer service, reduce costs, and increase margins and flexibility without having to invest in their own infrastructure and personnel.

Reverse Logistics—ModusLink's Reverse Logistics Services simplify the returns process for retailers and manufacturers that want to improve service parts management and the value of returned assets. ModusLink manages the end-to-end process, including receipt, return merchandise authorization ("RMA"), sorting, triage, credit processing and ultimate disposition of the returned product. Its approach to reverse logistics employs a modular global system that combines existing and new supply chain solutions, so clients can gain actionable insight into their reverse supply chains, which leads to reduced costs and increased customer service and satisfaction levels.

ModusLink's business solutions integrate with other supply chain service providers such as contract manufacturing companies and transportation providers.

Reportable Segment

The Company has one reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of costs associated with certain corporate administrative functions such as legal, finance, share-based compensation and acquisition costs which are not allocated to the Company's reportable segment. The Corporate-level balance sheet information includes cash and cash equivalents, investments, debt, and other assets and liabilities which are not identifiable to the operations of the Company's reportable segment. Certain reportable segment information, including revenue, profit (loss) and asset information, is set forth in Note 23 - "Segment Information" of the accompanying notes to consolidated financial statements included in Part II, Item 8 in this Report and in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Technology Infrastructure

ModusLink's Information Technology systems and infrastructure serve as the backbone of a client's fully integrated global supply chain services and information. ModusLink offers a secure and redundant operating environment to ensure the integrity and privacy of its clients' data. ModusLink works with clients to meet their business needs by integrating data, and applications to deliver an optimized solution. ModusLink's ERP system is designed to provide the visibility and control needed for better decision making, rapid response to global market dynamics and effective asset utilization across services and geographies.

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

Clients

A limited number of clients account for a significant percentage of the Company's consolidated net revenue. For the fiscal years ended July 31, 2024 and 2023, the Company's 10 largest clients accounted for approximately 81% and 83% of consolidated net revenue, respectively. Two clients accounted for 38% and 15% of the Company's consolidated net revenue for the fiscal years ended July 31, 2024, and two clients accounted for 41% and 13% of the Company's consolidated net revenue for the fiscal year ended July 31, 2023. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal years ended July 31, 2024 and 2023. In general, the Company does not have many agreements which obligate any client to buy a material amount of services from the Company, or which designate the Company as its sole supplier of any particular services. The Company sells its services to its clients primarily on a purchase order basis, which is subject to demand variability. As such, the loss of a significant amount of business or program with any key client could have a material adverse effect on the Company. The Company believes that it will continue to derive a majority of its consolidated operating revenue from sales to a small number of clients.

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

International Operations

In addition to its North American operations, ModusLink conducts business in several countries, including Mainland China, the Czech Republic, the Netherlands, Singapore, Ireland, Australia, and Mexico among others. During the years ended July 31, 2024 and 2023, net revenues from our foreign operations accounted for approximately 77% and 75% of total net revenues, respectively.

The Company's international operations increase its exposure to U.S. and foreign laws, regulations and labor practices, which are often complex and subject to variation and unexpected changes with which the Company must comply. A substantial portion of our international business is conducted in Mainland China, where we face: (i) the challenge of navigating a complex set of licensing and tax requirements and restrictions affecting the conduct of business in Mainland China by foreign companies, (ii) potential limitations on the repatriation of cash, (iii) and foreign currency fluctuation. For more information, see “Item 1A. Risk Factors—Risks Related to Our Business, Operations and Industry—We conduct business outside of the U.S., which exposes the Company to additional risks not typically associated with companies that operate solely within the U.S.”

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

The Company's shares of common stock are listed on the Nasdaq Capital Market under the symbol "STCN." Our business address is 590 Madison Ave., 32nd Floor, New York, New York 10022, and our telephone number is (914) 461-1276. The Company's internet website is www.steelconnectinc.com. The Company makes available, free of charge, through its Internet website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed by directors and officers, and amendments to those reports, as soon as reasonably practicable after such materials are filed with, or furnished to, the SEC. The Company may use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company's website. Information contained on the Company's website is not included as part of, or incorporated by reference into, this Report.

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

We depend on a small number of clients for a substantial portion of our business. For the fiscal years ended July 31, 2024 and 2023, the Company's 10 largest clients accounted for approximately 81% and 83% of consolidated net revenue, respectively. Two customers accounted for approximately 38% and 15% of the Company's consolidated net revenue for the fiscal year ended July 31, 2024, and two customers accounted for 41% and 13% of the Company's consolidated net revenue for the fiscal year ended July 31, 2023. No other clients accounted for greater than 10% of the Company's consolidated net revenue for the fiscal years ended July 31, 2024 and 2023.

In general, the Company does not have any agreements which obligate any client to buy a material amount of services from it or designate it as an exclusive service provider. Consequently, the Company's net revenue is subject to demand variability by our clients. The level and timing of orders placed by the Company's clients vary for a variety of reasons, including seasonal buying by end-users, the introduction of new technologies and general economic conditions. Decreases in client demand or volumes or loss of business from one or more of these clients could have a materially adverse impact on our business, financial condition or results from operations. If we are unable to anticipate and respond to the demands of our clients, we may lose clients because we have an inadequate supply of their products or insufficient capacity at our sites, or alternatively, we may have excess inventory or excess capacity, either of which may have a materially adverse effect on our business, financial position, and operating results. Changes in relationships with significant clients may require us to evaluate our other long-lived assets for impairment, which may require us to record an impairment charge. For more information, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
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
•general economic and financial market conditions, such as interest rates, the impacts of inflation, slower growth or a recession;
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
•changes in accounting rules;
•changes in laws and policies affecting trade and taxes, including laws and policies relating to the repatriation of funds and withholding taxes, and changes in these laws;
•changes in labor laws;
•availability of labor resources and the variability of available rates for labor resources;
•unionization of our labor and contract labor; and
•implementation of automation.
We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful or indicative of our future performance. In some fiscal quarters, our operating results may be below the expectations of securities analysts and investors, which may cause the price of our common stock to decline, severely impairing or eliminating the value of your investment. In addition, the stock markets have experienced extreme price and volume fluctuations. Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. Technical factors in the public trading market for our common stock may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were to become involved in securities litigation in the future, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, results of operations, financial condition and cash flows and may cause a significant increase in the premium paid for our directors and officers insurance.

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

We may have difficulty sustaining operating profitability, and if that depletes our working capital balances, our business could be materially and adversely affected.

For the fiscal years ended July 31, 2024 and 2023, we reported an operating income of $7.5 million and $8.4 million, respectively. We anticipate that we will continue to incur significant fixed operating expenses in the future within both cost of revenue and selling, general and administrative expenses. Therefore, since our revenue is subject to fluctuations, there can be no assurance that we will sustain operating income in the future. We may also use significant amounts of cash in an effort to increase the efficiency and profitability of our business. If we are unable to achieve or sustain operating profitability, we risk depleting our working capital balances, and our business could be materially adversely affected.
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

The markets for our services are highly competitive and often lack significant barriers to entry, enabling new businesses to enter these markets relatively easily. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our offerings. The market for supply chain management products and services is very competitive, and the intensity of the competition is expected to continue to increase. For more information, see “Item 1. Business—Competition.” Any failure to maintain and enhance our competitive position would limit our ability to maintain and increase market share, which could result in serious harm to our business. Increased competition may also result in price reductions, reduced gross margins and loss of market share. In addition, many of our current and potential competitors will continue to have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for our products and services down, and these price reductions may reduce our revenue. The competition we face may also increase as a result of consolidation within the supply chain management and logistics industry. For example, if as a result of consolidation, our competitors are able to obtain more favorable terms from their suppliers, offer more comprehensive services to their customers, or otherwise take actions that increase their competitive strengths, our competitive position and therefore our business, results of operations, financial condition, and cash flows may be materially adversely affected.

A decline in our key business sectors or a reduction in consumer demand generally could have a materially adverse effect on our business.

A large portion of our revenue comes from clients in the technology and consumer products sectors, which is intensely competitive and subject to rapid changes. A reduction or interruption in supply, including disruptions to our global supply chain as a result of a pandemic or a significant natural disaster (including as a result of climate change) or otherwise, a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs, or a decrease in demand for our services could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. There has been, and may continue to be, market shortages of semiconductor and other electrical component supplies, which has affected, and could further affect, our clients in the computing and consumer electrical markets and, consequently, their demand for our offerings. During periods of component shortages for our clients, we may also encounter reduced client demand, and accordingly, our revenue and profitability could suffer until other component sources can be developed.
We must maintain adequate levels of inventory in order to meet client needs, which presents risks to our financial position, operating results, and cash flows.

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
The majority of the operations of our business is in foreign countries, including Mainland China, the Czech Republic, the Netherlands, Singapore, Ireland, Australia, and Mexico among others. These operations have additional risks, including currency exchange, foreign exchange controls, difficulties and limitations on the repatriation of cash, less developed or efficient financial markets than in the U.S., absence of uniform accounting, auditing and financial reporting standards, differences in the legal and regulatory environment, different publicly available information in respect of companies in non-U.S. markets, pressure on the creditworthiness of sovereign nations where we have customers and a balance of cash and marketable securities, different or lesser protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property and possible imposition of non-U.S. taxes.

We also face risks related to compliance with international and U.S. laws and regulations applicable to our international operations. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions foreign exchange controls, U.S. laws such as export control laws, economic sanctions laws, and the Foreign Corrupt Practices Act, and similar laws in other countries, which also prohibit certain activities including corrupt payments to governmental officials or certain payments or remunerations to customers. Given the high level of complexity of these laws, there is a risk that some provisions may be inadvertently breached. Also, we may be held liable for actions taken by our local partners. Violations of these laws and regulations could result in fines, criminal penalties against us, our officers or our employees, and prohibitions on the conduct of our business in these jurisdictions. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries.

Certain geopolitical factors may also affect our operations internally, including:
•liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of these balances or potential difficulties protecting our foreign assets or satisfying local obligations;

•uncertainty regarding the imposition of and changes in the United States’ and other governments’ trade regulations, trade wars, tariffs, other restrictions or other geopolitical events, including the evolving relations between the United States and China, the United States and Russia and Russia's ongoing conflict with Ukraine;
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

Moreover, our ability to operate in Mainland China may be adversely affected by changes in U.S. and Chinese laws and regulations, such as those related to, among other things, international trade, taxation, intellectual property, currency controls, network security and data protection, employee benefits and pay, and other matters. Additionally, the U.S. administration has advocated greater restrictions on trade generally and significant increases on tariffs on certain goods imported into the United States, particularly from Mainland China and has taken steps toward restricting trade in certain goods. China and other countries have retaliated in response to new trade policies, treaties and tariffs implemented by the United States. China has imposed significant tariffs on U.S. imports since 2018. Such trade escalations have had, and may continue to have, an adverse effect on manufacturing and trade levels and specifically, may cause an increase in the cost of goods exported from Asia Pacific and the risks associated with exporting goods from the region. If any of these events occur, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

A significant percentage of our assets is invested in cash and cash equivalents and investment securities which are subject to risks that could impact the value of our cash investments and our financial condition.

A portion of our cash and cash equivalents are invested or held in a mix of money market funds and marketable securities. Our cash position and investment returns on the securities in which we invest may be impacted by factors outside of our control, including but not limited to rising levels of inflation globally, volatility in the financial markets, and market and economic conditions in general. A loss on our investments may negatively impact our financial condition and liquidity position.
We may encounter problems in our efforts to increase operational efficiencies.
Because the markets in which we operate are highly competitive, we continue to seek to identify ways to increase efficiencies and productivity and effect cost savings. Our business is continually employing programs to achieve efficiencies, which include investment in capital equipment and automation. We cannot assure you that these projects and capital investments will result in the realization of the expected benefits that we anticipate in a timely manner or at all. We may encounter problems with these projects that will divert the attention of management and/or result in additional costs and unforeseen project delays. If we, or these projects, do not achieve expected results, our business, financial position and operating results may be materially and adversely affected. In addition to already undertaken projects in our business designed to increase our operational efficiencies, including the standardization to a global solutions platform through an integrated ERP system and the implementation of a regional model of management covering multiple locations across the Americas, Asia and Europe regions, our executive team is continuing its review across the organization designed to improve our operations.
Loss of essential employees or an inability to recruit and retain personnel could have a significant negative impact on our business.
Our success is largely dependent on the skills, experience, and efforts of the management and other employees of our business. The loss of the services of one or more members of our senior management or of numerous employees with essential skills could have a negative effect on our business, financial condition and results of operations. If we are not able to retain or attract talented, committed individuals to fill vacant positions when needs arise, it may adversely affect our ability to achieve our business objectives. We do not currently maintain “key persons” insurance on our senior management. Labor market conditions may have an adverse impact on profitability and ability to deliver product on time. Any material increases in employee turnover rates could also have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may not be able to identify, manage, complete and integrate acquisitions and achieve anticipated synergies and benefits.

Part of our business strategy historically has been to acquire businesses that we believe can complement our current business activities, both financially and strategically. Acquisitions involve many complexities and inherent risk, including, but not limited to: failure to achieve all or any projected synergies or other intended benefits of the acquisition; failure to integrate the purchased operations, technologies, products or services; substantial unanticipated integration costs; loss of key employees, including those of the acquired business; additional debt and/or assumption of unknown liabilities; loss of customers; and the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002. As a result, there is no guarantee that our acquisitions will increase the profitability and cash flow of the Company, and our efforts could cause unforeseen complexities and additional cash outflows, including financial losses. Additionally, following the issuance of the Series E Convertible Preferred Stock, which further consolidated control of the Company in the Steel Partners Group, it may be more challenging for us to raise equity financing or to use our equity as acquisition consideration, which may in turn hamper our ability to complete acquisitions. For more information, see “RISKS RELATED TO OUR BUSINESS, OPERATIONS AND INDUSTRY—We may have problems raising or accessing capital we need in the future.”

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
We rely on information and operational technology systems in the conduct of our business to process, transmit and store electronic information, to manufacture our products and to manage or support a variety of critical business processes and activities. In some cases, we may rely upon third-party providers of hosting, support and other services to meet our information technology requirements. Our information and operational technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, ransomware attacks, natural disasters and defects in design. We may also face increased cybersecurity risks associated with an extensive workforce now working remotely, as remote working environments have become less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Cybersecurity incidents in particular are evolving and include, but are not limited to, use of malicious software, attempts to gain unauthorized access to data or control of automated production systems, and other security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have implemented various measures to manage and mitigate risks related to technology systems and network disruption. We maintain an information security program that includes cybersecurity awareness training for employees, consistent infrastructure security practices across user account access, endpoint protection, email and perimeter security, as well as continuous monitoring and logging of network activity and tracking for rapid incident response. We believe that these preventative actions provide us and our businesses with adequate measures of protection against security breaches and work to reduce technology disruptions and cybersecurity risks. However, given the unpredictability of the timing, nature and scope of technology security incidents and disruptions, our businesses have been, and could potentially be, subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our competitive position, financial condition, reputation or results of operations. We have experienced, and could experience in the future, actual or attempted cyber-attacks of our information technology systems or networks, yet none of these actual or attempted cyber-attacks has had a material effect on our operations or financial condition. Further, any failure by our hosting and support partners or other third-party service providers in the performance of their services could materially harm our business.

A breach of our information technology systems could also result in the misappropriation of intellectual property, business plans or trade secrets. Any failure of our systems or those of our third-party service providers could result in unauthorized access or acquisition of such proprietary information, and any actual or perceived security breach could cause significant damage to our reputation and adversely impact our relationships with our customers. Additionally, while our security systems are designed to maintain the physical security of our facilities and information systems, accidental or willful security breaches or other unauthorized access by third parties to our facilities or our information systems could lead to misappropriation of proprietary and confidential information.

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

We take cybersecurity seriously and devote significant resources and tools to protect our systems, products and data, prevent unwanted intrusions and disclosures and provide periodic training to our employees, in compliance with applicable U.S. federal and state laws and non-U.S. laws and regulations addressing cybersecurity. However, these security and compliance efforts are costly to implement and may not be successful. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. There can be no assurance that we will be able to prevent, detect and adequately address or mitigate such cyber-attacks or security breaches. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity. Any such breach could have a material adverse effect on our operations and our reputation and could cause irreparable damage to us or our systems, regardless of whether we or our third-party providers are able to adequately recover critical systems following a systems failure.
Litigation pending against us could materially impact our business, financial condition, results of operations, and cash flows.
We are currently a party to various legal and other proceedings. See "Item 3. Legal Proceedings” of this Annual Report. Trends in litigation may include class actions involving consumers, stockholders or employees, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could result in material damages and/or other expenses, which could adversely affect our financial condition and results of operations. We can provide no assurances as to the outcome of any litigation.
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
Epidemics, pandemics, outbreaks of disease and other adverse public health developments, including COVID-19, previously had, and may in the future have, an adverse effect on our business, results of operations, financial condition, and cash flows.

Epidemics, pandemics, outbreaks of novel diseases and other adverse public health developments in countries and states where we operate may arise at any time and previously had, and in the future may have, an adverse effect on our business, results of operations, financial condition and cash flows. Among other risks, future pandemics could reduce customer demand for our products, cause disruptions or closures of our manufacturing operations or those of our customers and suppliers, delay and disrupt the supply chain, limit productivity and efficiency of our personnel and availability of qualified personnel, increase cybersecurity risks associated with remote working environments, increase our costs for raw materials and commodity costs, and limit our ability to meet customer demand. Precautionary measures that we may take in the future intended to limit the impact of any epidemic, pandemic, disease outbreak or other public health development may result in additional costs. The extent to which public health developments will impact our business and our financial results in the future will depend on various factors, which are highly uncertain and cannot be predicted. The impact of another pandemic, epidemic, or public health emergency may also exacerbate many of the other risks described in this “Risk Factors” section of this Annual Report.

RISKS RELATED TO TAXATION

We may be unable to realize the benefits of our remaining net operating loss carry-forwards and other tax benefits (collectively, "NOLs" or "Tax Benefits").

Our past operations generated significant NOLs. Under federal tax laws, NOLs arising in tax years beginning before January 1, 2018, and certain related tax credits can generally be used to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they expire for such purposes. For NOLs arising in tax years beginning after December 31, 2017, and before January 1, 2021, we are allowed to carryback such NOLs to each of the five taxable years preceding the taxable year of such losses and generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely. For NOLs arising in tax years beginning after December 31, 2020, we generally can use such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely; however, any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2020, is limited to 80 percent of our taxable income for any tax year (computed without regard to the NOL deduction and subject to certain other adjustments). NOLs arising in tax years beginning before January 1, 2018, are referred to herein as "Pre-2018 NOLs." The Company had net NOL carryforwards for federal and state tax purposes of approximately $321.6 million and $116.1 million, respectively, at July 31, 2024. Of the total U.S. federal NOLs, $96.6 million do not expire and the remaining carry-forwards of $225.0 million will expire at various dates beginning in 2027 through 2038. We cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income.

Our ability to utilize our NOLs to offset future taxable income may be significantly limited if we experience an "ownership change" as determined under Section 382 of the Internal Revenue Code (the "Code" or "Internal Revenue Code"). Under Section 382, an "ownership change" occurs if one or more stockholders or groups of stockholders that each owns (or is deemed to own) at least 5 percent of our common stock increases their aggregate ownership by more than 50 percentage points over its lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of our NOLs that we can use to offset taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt rate in effect for the month of the ownership change. Several complex rules apply to calculating this annual limit.

If an ownership change is deemed to occur, the limitations imposed by Section 382 could significantly limit our ability to use our NOLs to reduce future income tax liability and result in a material amount of our Pre-2018 NOLs expiring unused and, therefore, significantly impair the value of our Pre-2018 NOLs. While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly traded securities make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred.

Our ability to use our Pre-2018 NOLs in future years will depend upon the amount of our federal and state taxable income. If we do not have sufficient federal and state taxable income in future years to use the Pre-2018 NOLs before they expire, we will lose the benefit of the Pre-2018 NOLs permanently. In addition to the generation of future federal and state taxable income, our ability to use our Pre-2018 NOLs will depend significantly on our success in identifying suitable acquisition or investment candidates, and once identified, successfully consummating an acquisition of, or investment in these candidates. We have adopted an amendment to our Restated Certificate of Incorporation (the “Protective Amendment”) designed to preserve our ability to utilize our NOLs by preventing an “ownership change” within the meaning of Section 382 that would impair our ability to utilize our NOLs. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Benefits Preservation.”

Although the Protective Amendment is intended to diminish the likelihood of an ownership change, we cannot assure you that it will be effective. The amount by which an ownership interest may change in the future could, for example, be affected by purchases and sales of common stock by stockholders holding five percent or more of our outstanding common stock, over which we have no control, and new issuances of shares of common stock by us, should we choose to do so.

The amount of NOLs that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service ("IRS"). The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred, and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOLs to us could be substantially reduced. In addition, determining whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of the Section 382 provisions and because of limitations on the knowledge that any publicly traded company can have about the ownership of, and transactions in, its securities on a timely basis. Therefore, we cannot assure you that the IRS or other taxing authority will not claim that we experienced an ownership change and attempt to reduce the benefit of the NOLs even if the Protective Amendment is in place. Any of the above risks to our ability to use our NOLs could materially adversely affect the value of your investment.

There may be adverse effects on the value of your investment from our use of the Protective Amendment.

The Protective Amendment is intended to deter persons or groups of persons from acquiring beneficial ownership of our Common Stock in excess of the specified limitations, as a way of preventing an “ownership change” and protecting our ability to use our NOLs. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Tax Benefits Preservation.” Nonetheless, the Protective Amendment may have an “anti-takeover effect” because it may deter a person or group of persons from acquiring beneficial ownership of 4.99% or more of our outstanding common stock or, in the case of a person or group of persons that already own 4.99% or more of our outstanding common stock, from acquiring any additional common stock. The Protective Amendment could discourage or prevent a merger, tender offer, proxy contest or accumulations of substantial blocks of shares of common stock.

Additionally, a stockholder’s ability to dispose of our common stock may be limited if the Protective Amendment reduces the number of persons willing to acquire our common stock or the amount they are willing to acquire. Thus, the Protective Amendment could severely reduce liquidity of our common stock, negatively impacting the value of your investment. A stockholder may also become a greater than 4.99% stockholder upon actions taken by persons related to, or affiliated with, that stockholder. Stockholders are advised to carefully monitor their ownership of our common stock and consult their own legal advisors and/or us to determine whether their ownership of common stock approaches the proscribed level.

Changes in tax laws and regulations in, and the distribution of income among, jurisdictions in which the Company does operates could materially affect our business, financial position, financial condition, results of operations, and cash flows.

We are a US-based multinational company subject to taxes and multiple US and foreign tax jurisdictions. The income and non-income tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. We record income tax expense based on our estimate of future payments, which includes reserves for uncertain tax positions and multiple tax jurisdictions and requires significant judgment in evaluating and estimating our provision and accruals. The company’s future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, the results of audits of previously filed tax returns, changes in liabilities for uncertain tax positions, changes to the cost of repatriation, or changes in tax laws and regulations and the interpretations thereof in the jurisdictions where we operate.

We and our subsidiaries are engaged in intercompany transactions across multiple tax jurisdictions. We believe these transactions reflect arm’s length terms and proper transfer pricing policies are in place. These transfer pricing policies are a significant component of the management and compliance of our operations across international boundaries and overall financial results. Many countries routinely examine transfer pricing policies of taxpayers subject to their jurisdiction, challenge transfer pricing policies aggressively where there is potential noncompliance and impose significant interest charges and penalties where noncompliance is determined. Government authorities could challenge these policies more aggressively in the future and, if challenged, we may not prevail. We could suffer significant costs related to one or more challenges to our transfer pricing policies.

In addition, a number of international legislative and regulatory bodies have proposed legislation and begun investigations of the tax practices of multinational companies and, in the European Union, the tax policies of certain European Union member states. In December 2021, the Organization for Economic Co-operation and Development ("OECD"), an international association comprised of 38 countries, including the United States, released the Pillar Two model rules which recommended changes to countries’ international tax systems, including, among other things, certain profit reallocation rules and a 15 percent global minimum effective corporate tax rate. Pillar Two legislation has been agreed to by more than 140 countries, and certain countries in which we operate have adopted legislation to implement these recommendations, while other countries are expected to introduce legislation to do so. We are continuing to evaluate the potential impact on future periods of the Pillar Two framework, pending legislative adoption by individual countries. Given the unpredictability of possible further changes to, and the potential interdependency of, the United States and foreign tax laws and regulations, it is difficult to predict the cumulative effect of such tax laws and regulations on the company’s results of operations and cash flows.

We closely monitor legislation, proposals and other developments such as these in the countries in which we operate. Nonetheless, changes to the statutory tax rate may occur at any time, and we could still be subject to increased taxation on a go‑forward basis no matter what action we undertake if certain legislative proposals or regulatory changes are enacted, certain tax treaties are amended or our interpretation of applicable tax or other laws is challenged and determined to be incorrect. Due to the large and expanding scale of our international business activities, many of these types of changes to the taxation of our activities could increase our worldwide effective tax rate and adversely affect our business, financial position and results of operations. Such changes may also retroactively apply to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.

We are subject to federal, state and foreign tax audits, which could result in the imposition of liabilities that may or may not have been reserved, and changes in our provision for income taxes.

We are subject to audits by taxing authorities in various jurisdictions with respect to income taxes and for various other taxes, including but not limited to value added tax ("VAT"), excise tax, sales and use tax, gross receipts tax and property tax. Judgment is required in determining our worldwide income tax provision and accordingly there are many transactions and computations for which our final tax determination is uncertain. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our tax positions are not accepted by the auditing tax authority. Final determination of tax audits in any related litigation could be materially different from our historical income tax provisions and accruals, and while we do not believe the results would have a material adverse effect on our financial condition, Such results could have a material effect on our income tax provision, net income or cash flows in the period in which that determination is made.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Steel Partners Holdings, L.P. and its affiliates own the vast majority of the voting power of our capital stock and have control over our corporate decisions.

As of July 31, 2024, Steel Holdings, directly and indirectly, owned approximately 88.4% of our outstanding common stock (on an as-converted basis), and, when combined with its affiliated entities and individuals who are members of a Section 13(d) group with Steel Holdings and its affiliated entities, 89.5%, of our outstanding common stock (on an as-converted basis). This includes, in addition to shares of common stock held outright, all shares of common stock underlying the Series C Convertible Preferred Stock, par value $0.01 per share, and Series E Preferred Stock (which vote on an as-converted basis together with the holders of common stock), par value $0.01 per share. This does not include the 584,055 shares of common stock underlying the SPHG Note (which were not entitled to vote, but were deemed to be beneficially owned by SPH Group Holdings LLC, which is controlled by Steel Holdings, based on their convertibility at the holder’s option) as it was paid off at maturity on September 3, 2024. In addition, four of our board members include the Executive Chairman of the general partner of Steel Holdings, the President of Steel Holdings, an affiliate of Steel Holdings and the Chief Administrative Officer and Chief Legal Officer of Steel Holdings.

As a result of this board representation and ownership of our capital stock, Steel Holdings and its affiliates control our management and affairs and/or control most matters requiring stockholder approval, including the election of directors, the adoption of a tax benefits preservation plan, a business combination, consolidation or sale of all or substantially all of our assets, and most and possibly all amendments to our organizational documents or any other significant corporate transaction, including a going private transaction which would also require the approval of a special committee pursuant to the Stockholders' Agreement (as described in Note 24 - "Related Party Transactions" of the accompanying notes to the consolidated financial statements in this Annual Report). In addition, because a business combination, such as a merger or consolidation, requires the affirmative vote of 75% of our outstanding voting stock, this concentration of ownership may have the effect of delaying or preventing a change in control of our Company and might adversely affect the market price of our common stock. Additionally, minority stockholders could not call a special meeting, as this requires at least 20% of the total voting power of the Company. Steel Holdings and its affiliates may also have interests that are different from other stockholders and may vote in a way that may be adverse to our other stockholders' interests. Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of Steel Holdings and its affiliates See Note 24 - "Related Party Transactions" of the accompanying notes to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

Members of our Board of Directors also have significant interests in Steel Holdings and its affiliates, which may create conflicts of interest.

Some members of our Board of Directors also hold positions with Steel Holdings and its affiliates. Specifically, Warren G. Lichtenstein, our Interim Chief Executive Officer and Executive Chairman of the Board, is affiliated with Steel Holdings and is the Executive Chairman of Steel Partners Holdings GP Inc. ("Steel Holdings GP"). Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is affiliated with Steel Holdings and is an employee of Steel Services. Jack L. Howard, a director, is the President of Steel Holdings and a director of Steel Holdings GP. Joseph Martin, a director, is Chief Administrative Officer and Chief Legal Officer of Steel Holdings. See our definitive proxy statement on Schedule 14A filed June 18, 2024 for full biographical information for Messrs. Lichtenstein, Kassan, Howard and Martin.

As a result, these individuals may face potential conflicts of interest with each other and with our stockholders. They may be presented with situations in their capacity as either an officer or as our directors that conflict with their fiduciary obligations to Steel Holdings and its affiliates, which in turn may have interests that conflict with the interests of our other stockholders. While our contractual arrangements place restrictions on the parties' conduct in certain situations and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable laws, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to matters involving or affecting Steel Holdings and affiliates.

RISKS RELATED TO OUR INDEBTEDNESS

Future indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

As of July 31, 2024, our only outstanding debt was the SPHG Note, however the SPHG Note was paid off on September 3, 2024 upon maturity.

We may incur indebtedness in the future which could have important consequences for us and our stockholders. For more information, see "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Financing Arrangements" of this Annual Report.
Debt agreements that we enter into in the future could require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, capital expenditures and acquisitions, and for other general corporate purposes. In addition, such indebtedness could:

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

Changes in reference interest rates could adversely affect our cash flows.

An increase in prevailing interest rates has in the past and would in the future have an effect on the interest rates charged on any variable rate debt we may incur, which rise and fall upon changes in reference interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service any indebtedness we may incur.

ITEM 1B.— UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.— CYBERSECURITY

The Audit Committee ("Audit Committee") of the Company’s Board of Directors (the "Board") is involved in the oversight of the Company's enterprise risk management program, including risks of cybersecurity threats. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on ensuring the implementation of effective and efficient controls, technologies, and other processes to assess, identify, prevent and mitigate cybersecurity threats and effectively respond to cybersecurity incidents when they occur.

Cybersecurity risk management and strategy

As one of the critical elements of the Company's overall enterprise risk management approach, the Company’s cybersecurity program includes:

•Collaboration: Through ongoing communications with management and the IT department of Steel Holdings, the Company's IT department monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents applicable to the particular operating company in real time, and reports such threats and incidents to the Data Breach Response Team, who will then report to the Audit Committee when appropriate.
•Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company's information systems from cybersecurity threats and such safeguards are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Managed Security Service Provider ("MSSP"): The Company has an Agreement in place with a third-party managed security service provider. They provide strategic and technical services helping our business manage cyber risk and improve security posture.
•Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that address the Company's response to a cybersecurity incident. The Company has adopted a Cybersecurity Incident Policy and has established a Data Breach Response Team to timely, consistently, and compliantly address cybersecurity threats that may occur despite the Company's safeguards.
•Outside Consultants: The Company engages various outside consultants, including forensic specialists, public relations and data breach resolutions firms, outside attorneys and other third parties, to among other things, obtain information of a cybersecurity incident and isolate compromised systems and electronic data from further exposure; and determine and execute mitigation and remediation options and plans.
•Education and Awareness: The Company provides awareness training to its personnel regarding cybersecurity threats to help identify, avoid and mitigate cybersecurity threats, and to communicate the Company's evolving information security policies, standards, processes and practices.

Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company or its financial position, results of operations and/or cash flows.

Governance

As discussed above, the Board has delegated to the Audit Committee the responsibility for monitoring and overseeing the Company's overall cybersecurity and other information technology risks, controls, strategies and procedures. The Audit Committee periodically evaluates the Company's information security strategies to ensure its effectiveness. The Company's management reports to the Audit Committee as part of every quarterly scheduled meeting of the Audit Committee (or more frequently, as needed) regarding technological risk exposure and cybersecurity risk management strategy. In addition, the full Board may review and assess cybersecurity risks as part of its responsibilities for oversight of the Company’s broad enterprise risk management program.

The Company's IT department, in coordination with the Company's legal department, Chief Financial Officer ("CFO"), and as needed Steel Partners Holdings' IT department (collectively, the "Data Breach Response Team"), works collaboratively to promptly respond to any cybersecurity incidents in accordance with the Company's Cybersecurity Incident Policy. The Company's response planning is reviewed annually and kept up to date with industry developments.

Management's Expertise

The Company's Senior Vice President, Information Technology, holds a Master's degree in business administration and industrial psychology. He has served in various roles in information technology for over 26 years. Additionally, he stays informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques as staying informed on developments in the cyber industry is crucial to the Company's effective prevention, detection, mitigation and remediation of any cybersecurity incidents.

ITEM  2.— PROPERTIES

Our corporate headquarters is located in New York, New York. As of July 31, 2024, our Supply Chain business leased more than 20 sites in several countries from which we operate ModusLink, which consist of office and warehouse space including, but not limited to, the United States, Mexico, the Netherlands, the Czech Republic, Ireland, Singapore, Australia, Thailand and Mainland China.

We believe that our existing properties are suitable and adequate for our present purposes and provide sufficient capacity to meet our anticipated requirements, and that new facilities will be available in the event we need additional or new space.

ITEM 3.— LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 12 - "Commitments and Contingencies" to our consolidated financial statements and is incorporated by reference into this Item 3. For an additional discussion of certain risks associated with legal proceedings, also see “Part I, Item 1A. Risk Factors" of this Report.

ITEM 4.— MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of July 31, 2024, we had 6,319,513 shares of common stock issued and outstanding. Our common stock is traded on the Nasdaq Capital Market under the symbol "STCN."

Stockholders

As of July 31, 2024, there were approximately 15 holders of record of common stock of the Company. This number does not include beneficial owners for whom shares are held by nominees in street name.

Dividends

Payment of future dividends, if any, will be at the discretion of our Board of Directors, after taking into account various factors, including our financial condition, operating results, any restrictions on payment of dividends under our credit facilities, current and anticipated cash needs and plans for expansion.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The Company did not make any purchases of its common stock during the year ended July 31, 2024.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the Company's equity compensation plans and the securities authorized for issuance thereunder is set forth in Item 12 of Part III.

Performance Graph

Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this item.

ITEM 6.— [Reserved]

ITEM 7.— MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto. The following discussion includes forward-looking statements that involve certain risks and uncertainties, including, but not limited to, those described in Item 1A. Risk Factors. Our actual results may differ materially from those discussed below. See “Forward-Looking Statements” and Item 1A. Risk Factors.

Overview

Steel Connect, Inc. (the "Company") is a holding company which operates through its wholly-owned subsidiary, ModusLink Corporation ("ModusLink" or "Supply Chain"), which serves the supply chain management market.

ModusLink provides digital and physical supply chain solutions to many of the world's leading brands across a diverse range of industries, including consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, health and personal care products, retail and luxury and connected devices. These solutions are delivered through a combination of industry expertise, innovative service solutions, and integrated operations, proven business processes, an expansive global footprint and world-class technology. With a global footprint spanning North America, Europe and the Asia Pacific region, the Company's solutions and services are designed to improve end-to-end supply chains in order to drive growth, lower costs, and improve profitability.

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P. (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). Following the approval by the Company's stockholders on June 6, 2023, pursuant to the rules of the Nasdaq Capital Market, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participates in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with the common stock, the 7.50% Convertible Senior Note (the "SPHG Note"), if converted, and the Steel Connect Series C Convertible Preferred Stock, also if converted, owned by the Steel Partners Group, would have resulted in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of the Company as of May 1, 2023. The exclusion of the if-converted shares of the SPHG Note would have resulted in the Steel Partners Group holding approximately 83.8% of the outstanding equity interests of the Company as of May 1, 2023.

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

As of July 31, 2024, the Steel Partners Group beneficially owned approximately 89.7% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our Common Stock. The exclusion of the if-converted value of the SPHG Note would have resulted in the Steel Partners Group holding approximately 89.5% of our outstanding capital stock.

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

As it relates to the results of operations, while the 2023 Successor period and the 2023 Predecessor period are distinct reporting periods, the effects of the change of control for financial statement purposes did not have a material impact on the comparability of our results of operations between the periods, unless otherwise noted related to the impact from pushdown accounting. References to the combined 2023 period from August 1, 2022 to July 31, 2023 combine the period from August 1, 2022 to April 30, 2023 (Predecessor) and the period from May 1, 2023 to July 31, 2023 (Successor) (“the Combined Fiscal Year Ended July 31, 2023 Period”, or "prior year") to enhance the comparability of such information to the fiscal year ended July 31, 2024 (Successor).

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

The number of shares of common stock issuable upon the exercise of Series C Preferred Stock and the Series E Preferred Stock immediately prior to the Reverse/Forward Stock Split were proportionately decreased and the conversion price of the Series C Preferred Stock and the Series E Preferred Stock were proportionately increased, effective as of June 21, 2023, the close of business on the date of the Reverse/Forward Stock Split. Our issued and outstanding preferred stock was not affected by the reverse stock split and continues to be 3,535,000 shares of preferred stock, with a par value of $0.01 per share. See Note 2 - "Summary of Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of this Annual Report for further information.
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the fiscal year ended July 31, 2024 and the Combined Fiscal Year Ended July 31, 2023 Period, the Company's 10 largest clients accounted for approximately 81% and 83% of consolidated net revenue, respectively. Two customers accounted for approximately 38% and 15% of the Company's consolidated net revenue for the fiscal year ended July 31, 2024, and 41% and 13% of the Company's consolidated net revenue for the Combined Fiscal Year Ended July 31, 2023 Period. No other customers accounted for greater than 10% of consolidated net revenue in these periods.
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

Results of Operations

The following summarizes the consolidated results of operations for the Predecessor and Successor periods, which relate to the periods preceding and periods succeeding the Exchange Transaction with Steel Holdings, respectively. The results of operations for the fiscal year ended July 31, 2024 and the Combined Fiscal Year Ended July 31, 2023 Period are comparable unless otherwise noted that as a result of pushdown accounting the periods are not comparable. Fluctuations in foreign currency exchange rates had an insignificant impact on the results for the fiscal year ended July 31, 2024, as compared to the Combined Fiscal Year Ended July 31, 2023 Period.

Comparison of the Fiscal Year Ended July 31, 2024 (Successor) to the Combined Fiscal Year Ended July 31, 2023 Period

	Successor		Predecessor
	Fiscal Year Ended July 31, 2024	May 1 to July 31, 2023	August 1, 2022 to April 30, 2023	Combined Fiscal Year Ended July 31, 2023 Period	$ Change[1,2]	% Change[1,2]
	(In thousands)
Net revenue	$174,109	$40,804	$148,283	$189,087	$(14,978)	(7.9)%
Cost of revenue	(125,616)	(29,749)	(108,031)	(137,780)	$12,164	8.8%
Gross profit	48,493	11,055	40,252	51,307	$(2,814)	(5.5)%
Gross profit percentage	27.9%	27.1%	27.1%	27.1%	n/a	80	bpts
Selling, general and administrative	(37,478)	(8,523)	(33,463)	(41,986)	$4,508	10.7%
Amortization expense	(3,554)	(911)	—	(911)	$(2,643)	(290.1)%
Interest expense	(996)	(265)	(2,588)	(2,853)	$1,857	65.1%
Other gains, net (including interest income)	14,492	6,395	4,889	11,284	$3,208	28.4%
Income before income taxes	20,957	7,751	9,090	16,841	$4,116	24.4%
Income tax benefit (expense)	67,023	398	(1,630)	(1,232)	$68,255	5540.2%
Net income	$87,980	$8,149	$7,460	$15,609	$72,371	463.6%
1 favorable (unfavorable) change
2 the change is calculated by comparing the results of operations for the Fiscal Year Ended July 31, 2024, to the results of operations for the Combined Fiscal Year Ended July 31, 2023 Period

Net Revenue:

Consolidated net revenue for the fiscal year ended July 31, 2024 decreased by approximately $15.0 million, as compared to the Combined Fiscal Year Ended July 31, 2023 Period. This decrease in net revenue was primarily driven by approximately $18.6 million overall lower sales volumes, primarily related to clients in the computing and consumer electronics markets, partially offset by $4.4 million new business revenue from new clients in the consumer electronics market.

Cost of Revenue:

Consolidated cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. The Company's cost of revenue decreased by $12.2 million for the fiscal year ended July 31, 2024 as compared to the same period in the prior year, primarily due to a $12.6 million decrease in materials procured on behalf of clients in the computing and consumer electronics markets.

Gross Profit:

The Company's gross profit decreased by $2.8 million for the fiscal year ended July 31, 2024 as compared to the prior year period primarily due to lower sales volume discussed above. The gross profit percentage for the fiscal year ended July 31, 2024 increased 80 basis points to 27.9% from 27.1% in the prior year period, primarily due to changes in customer sales mix.

Selling, General and Administrative:

Consolidated selling, general and administrative expenses ("SG&A") consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. SG&A expenses for the fiscal year ended July 31, 2024 decreased by approximately $4.5 million, as compared to the same period in the prior year, primarily due to a decrease in Corporate-level activity. Corporate-level activity decreased by $5.1 million, primarily due to a decrease in legal and other professional fees related to the Exchange Transaction which closed in May 2023. This activity was partially offset by an increase in mergers and acquisitions related expenses during the fiscal year ended July 31, 2024.

Amortization Expense:

Amortization expense for the fiscal year ended July 31, 2024 increased $2.6 million as compared to the same period in the prior year. Amortization expense is related to the recognition of intangible assets in connection with the application of pushdown accounting as a result of the Exchange Transaction, which closed on May 1, 2023. The increase is due to a full years' worth of amortization being recognized for the fiscal year ended July 31, 2024, as compared to only three months' worth of amortization recognized in the prior year period.

Interest Expense:

Total interest expense for the fiscal year ended July 31, 2024 decreased $1.9 million as compared to the prior year period, primarily due to the cessation of the amortization of the discount on the 7.50% Senior Convertible Note due 2024 (the "SPHG Note") as of May 1, 2023, the date of the Exchange Transaction.

Other Gains, Net (including Interest Income):

Other gains, net are primarily composed of investment gains (losses), foreign exchange gains (losses), interest income, and sublease income.

Other gains, net for the fiscal year ended July 31, 2024 and the Combined Fiscal Year Ended July 31, 2023 Period were $14.5 million and $11.3 million, respectively.

Other gains, net for the fiscal year ended July 31, 2024 included: (1) $13.7 million interest income, primarily earned on money market funds (2) $1.4 million grant income, and (3) $0.4 million sublease income. This activity was partially offset by (1) $0.6 million net losses on investments and (2) $0.4 million net unrealized loss on the fair value remeasurement of the SPHG Note.

Other gains, net for the Combined Fiscal Year Ended July 31, 2023 Period was primarily due to: (1) $5.1 million realized gains on the disposition of the Aerojet shares received in the Exchange Transaction, (2) $2.3 million gain from proceeds received from the sale of an investment, (3) $1.6 million interest income, primarily earned on money market funds, (4) $1.4 million settlement with a client, and (5) $1.0 million sublease income. This activity was partially offset by $0.5 million unrealized loss on the fair value remeasurement of the SPHG Note.

Income Tax Benefit (Expense):

The Company recorded an income tax benefit of approximately $67.0 million for the fiscal year ended July 31, 2024, as compared to $1.2 million income tax expense for the Combined Fiscal Year Ended July 31, 2023 Period. The favorable change in income tax is due to the Company's release of a portion of its valuation allowance for certain pre-existing Company deferred tax assets. The release resulted in a non-cash adjustment to income tax benefit of $73.4 million for the fiscal year ended July 31, 2024, which increased from the income tax benefit of $71.5 million in the third quarter of fiscal year 2024 due to an increase in taxable income that resulted in more NOLs being utilized before their expiration at fiscal year end. See the discussion below under "Critical Accounting Estimates" for further information on the analysis performed by the Company to conclude that the release of the valuation allowance was appropriate at this time.

Net Income:

Net income for the fiscal year ended July 31, 2024 increased $72.4 million as compared to the same period in the prior year. The increase in net income is primarily due to the non-cash significant income tax benefit accounting adjustment booked during the fiscal year ended July 31, 2024. See above for further details.

Liquidity and Capital Resources

Anticipated Sources and Uses of Cash Flow

Historically, the Company has financed its operations and met its capital requirements primarily through funds generated from operations, the sale of its securities, borrowings from lending institutions and sale of facilities that were not fully utilized.

As a result of the Exchange Transaction, the Company recorded $202.7 million to investments, which represents the fair value of the Aerojet common stock transferred to the Company. As of July 31, 2023, the Company had disposed of all its interest in Aerojet common stock. The majority of Aerojet common stock was disposed of when L3 Harris closed its merger with Aerojet. As of July 31, 2023, the Company received $53.3 million in cash out of the total net proceeds of $207.8 million. During the first quarter of fiscal year 2024, the Company received the remaining $154.5 million proceeds in cash. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, debt obligations and working capital for at least the next twelve months from the date of this Annual Report on Form 10-K. As of July 31, 2024, these resources include cash and cash equivalents and ModusLink's borrowing capacity under its credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit. On May 1, 2024, ModusLink, entered into a Second Amendment to the Umpqua Revolver (the “Second Amendment”). Among other things, the Second Amendment (i) extended the maturity date with respect to revolving loans from March 31, 2025 to March 31, 2026, (ii) removed certain adjustments in the definition of “Adjusted EBITDA” as set forth in the Umpqua Revolver, (iii) increased the minimum Adjusted Tangible Net Worth (as defined in the credit agreement) and (iv) removed certain caps and conditions on ModusLink’s ability to pay dividends. There was no balance outstanding on the Umpqua Revolver as of July 31, 2024. See Note 10 - "Debt" for further details regarding the Umpqua Revolver.
Upon a redemption request by a holder of Preferred Stock (as discussed in Note 24 - "Related Party Transactions", Steel Connect believes that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations for the next twelve months from the date of this Annual Report on Form 10-K.
The following table summarizes our liquidity:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Cash and cash equivalents	$248,614	$121,372
Readily available borrowing capacity under Umpqua Revolver	$11,890	11,890
	$260,504	$133,262

Consolidated net working capital was $220.8 million at July 31, 2024, compared with $251.5 million at July 31, 2023. Included in net working capital were cash and cash equivalents of $248.6 million at July 31, 2024 and $121.4 million at July 31, 2023.

The following summarizes the sources and uses of cash for the Predecessor and Successor periods, which relate to the period preceding and periods succeeding the Exchange Transaction with Steel Holdings, respectively. The sources and uses of cash for the fiscal year ended July 31, 2024 and for the Combined Fiscal Year Ended July 31, 2023 Period are comparable unless otherwise noted that as a result of pushdown accounting the periods are not comparable.

	Successor		Predecessor
	Fiscal Year Ended July 31, 2024	May 1 to July 31, 2023	August 1, 2022 to April 30, 2023	Combined Fiscal Year Ended July 31, 2023 Period	Change
	(In thousands)
Net cash provided by operating activities	$21,848	$8,523	$9,000	$17,523	$4,325
Net cash provided by investing activities	108,582	52,838	736	$53,574	55,008
Net cash used in financing activities	(2,135)	(3,825)	(2,780)	$(6,605)	4,470

Net cash provided by operating activities

Net cash provided by operating activities was $21.8 million for the fiscal year ended July 31, 2024 compared to $17.5 million net cash provided by operating activities for the Combined Fiscal Year Ended July 31, 2023 Period. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment. The $4.3 million increase is primarily attributable to increased net income adjusted for non-cash items, offset partially by a slight unfavorable change in the net changes in operating assets and liabilities compared to the prior year. Net changes in operating assets and liabilities resulted in $13.5 million of cash used in operating activities for the fiscal year ended July 31, 2024, compared to $11.4 million of cash used in operating activities for the Combined Fiscal Year Ended July 31, 2023 Period. The $2.1 million increase in cash used in operating activities compared to the prior year is primarily attributable to net increases in accounts receivable, offset by favorable changes in accounts payable and accrued expenses, inventory, and other assets and liabilities.

Net cash provided by investing activities

Net cash provided by investing activities was $108.6 million for the fiscal year ended July 31, 2024, and was driven primarily by proceeds from the sale of securities, specifically: (1) the $154.5 million cash receipt in August 2023 for the remaining proceeds receivable from the disposition of the Aerojet shares in the prior year and; (2) $3.4 million in proceeds from the sale of equity securities. This activity was partially offset by purchases of investments totaling $45.4 million and $4.0 million from spend on capital expenditures.

Net cash provided by investing activities was $53.6 million for the Combined Fiscal Year Ended July 31, 2023 Period and was driven primarily by proceeds from the sale of securities, specifically: (1) $53.3 million received for the disposal of the Company's interest in Aerojet; and (2) $2.3 million in proceeds received related to the Company's previously held interest in an investment. This activity was partially offset by $2.1 million in capital expenditures.

Net cash used in financing activities

The $2.1 million of cash used in financing activities for the fiscal year ended July 31, 2024 was for dividend payments on the Series C Convertible Preferred Stock.

The $6.6 million of cash used in financing activities during the Combined Fiscal Year Ended July 31, 2023 Period was related to: (1) $2.3 million payments for fractional shares resulting from Reverse/Forward Stock Split; (2) $2.0 million repayments on the SPHG Note and $0.1 million financing costs for the SPHG Note amendment; and (3) $2.1 million for dividend payments on the Series C Convertible Preferred Stock.

The following is a summary of the Company’s outstanding debt and financing agreements and preferred stock. Refer to Note 10 - "Debt" and Note 24 - "Related Party Transactions" to our consolidated financial statements for further information.

7.50% Convertible Senior Note

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings whereby SPHG Holdings loaned the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). The SPHG Note bears interest at the fixed rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. As of July 31, 2024, the SPHG Note was convertible into 584,055 shares of Common Stock.
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
The SPHG Note matured on September 1, 2024, and the Company paid off the outstanding principal and accrued interest for the SPHG Note upon its maturity.

As of July 31, 2024 and 2023, outstanding debt in both periods consisted of the $12.9 million 7.50% Convertible Senior Note due September 1, 2024. As of July 31, 2024 and July 31, 2023, the fair value of the SPHG Note was $12.9 million and $12.5 million, respectively.
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
As of July 31, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the date of filing this Annual Report on Form 10-K. As of July 31, 2024, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding letters of credit.
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

On or after December 15, 2022, each holder of Preferred Stock can also require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in the Series C Certificate of Designations), or approximately $35.0 million. If holders of the Preferred Stock exercise this right to require the Company to redeem all the Preferred Stock, payment of the redemption price would likely adversely impact the Company’s liquidity and ability to finance its operations.

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

Contractual Obligations

Our principal uses of cash will be to provide working capital, meet debt service requirements, fund capital expenditures and execute management’s strategic plans. As of July 31, 2024, we had contractual cash obligations to repay debt, make payments under operating leases, and make dividend payments. As of July 31, 2024, payments due under these long-term obligations are as follows:

	Less than 1 year	2-3 years	4-5 years	More than 5 years	Total
	(In thousands)
Debt(1)	$12,903	—	$—	$—	$12,903
Interest payments(2)	496	—	—	—	496
Operating lease liabilities	9,454	10,879	2,640	—	22,973
Series C Preferred dividend payments	2,100	4,200	4,200	†	10,500

(1) Represents principal amount of SPHG Note, which was paid off at maturity in September 2024,
(2) Represents expected interest payments on SPHG Note.
† Holders of the Preferred Stock receive dividends at 6% per annum. In addition, beginning December 15, 2022, each holder of the Preferred Stock can require the Company to redeem its Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 2 - "Summary of Significant Accounting Policies" to our audited consolidated financial statements. The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant of these estimates and assumptions relate to: (1) revenue recognition; (2) valuation allowances for trade and other receivables and inventories; (3) the valuation of goodwill, indefinite-lived intangible assets, and long-lived assets; (4) contingencies, including litigation reserves; (5) restructuring charges and related severance expenses; (6) income taxes; (7) pension obligations; (8) business combinations; and (9) incremental borrowing rates to determine present value of lease payments. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: recognition of revenue; determining the valuation of inventory and related reserves; accounting for impairment of long-lived assets; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Changes in estimates are reflected in the periods in which they become known. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

We believe that our critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are uncertain and require judgment at the time of the estimate; (2) use of reasonably different assumptions could have changed our estimates, particularly with respect to recoverability of assets; and (3) changes in the estimate could have a material effect on our financial condition or results of operations. We believe the critical accounting policies below contain the more significant judgments and estimates used in the preparation of our financial statements:

•Revenue recognition
•Income taxes
•Leases
•Acquisition accounting
•Goodwill and other intangible assets, net

Revenue Recognition

The Company recognize revenue based on the transfer of control of goods and services and apply the following five-step approach: (1) identification of a contract with a customer, (2) identification of the performance obligations in the contract, (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations in the contract and (5) recognition of revenue as performance obligations are satisfied.

Applying the five-step approach in determining whether to recognize revenue at a point in time or over time requires significant judgement. Revenue is recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Significant judgement is required to determine when control passes to the customer and whether and when our performance obligations have been satisfied. This determination can significantly affect the timing of recognizing revenue.

Supply chain management services

ModusLink’s revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer's behalf as part of its service to them. The majority of these arrangements consist of two distinct performance obligations (i.e, warehousing/inventory management service and a separate kitting/packaging/assembly and fulfillment service), revenue related to each of which is recognized over time as services are performed using an input method based on the level of efforts expended.

For certain customer contracts, the Company recognizes the sale of certain inventoriable goods at a point in time when control of those goods is transferred to clients. However, for sales recognized at a point in time, the timing of recognition is not significantly different than over time.

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

Principal Versus Agent Revenue Recognition

For revenue generated from contracts with customers involving another party, the Company evaluates whether it is acting as the principal or the agent in the transaction. This determination requires significant judgment and impacts the amount and timing of revenue recognized. The Company determines whether it is a principal or an agent, which is dependent on whether the Company has control of the specified goods or services before they are transferred to the customer, whether the Company is primarily responsible for fulfillment, whether the Company has inventory risk and whether the Company has latitude in establishing price. Revenues are recognized on a gross basis if the Company is acting in the capacity of a principal and on a net basis if it’s acting in the capacity of an agent.

Income Taxes

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $321.6 million and $116.1 million, respectively, as of July 31, 2024. As of July 31, 2024, approximately $30.8 million of net operating loss carryforwards for federal and state tax purposes expired. Income taxes are accounted for under the provisions of ASC 740, Income Taxes ("ASC 740"), using the asset and liability method whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities.

As of July 31, 2023, a valuation allowance had been recorded against the Company’s deferred tax assets in the U.S. and certain of its foreign subsidiaries as management believed that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it was more likely than not that these assets would not be realized. During the fiscal year ended July 31, 2024, the Company reassessed the need for a valuation allowance against its deferred tax assets. In conducting this assessment, the Company evaluated its pre-tax income over the prior three years, concluding this resulted in cumulative pre-tax income, including nine of the past twelve fiscal quarters, given the Company’s disposal of IWCO Direct Holdings, Inc. on February 25, 2022. In assessing pre-tax income, the Company considered current sources of revenue and future cash flows, based on management's current expectations. The Company also considered its history of NOLs expiring unused, but also recognized that it does not expect further losses in early future years and is not aware of unsettled circumstances that would adversely affect future operations, other than as described elsewhere herein. As described further in Note 17 - "Income Taxes", the Company has $96.6 million of NOLs that do not expire and anticipates being able to utilize the remaining $225.0 million of U.S. federal NOLs prior to their expiration without any tax planning strategies designed to accelerate their utilization.

After considering historical and projected future taxable income and existing taxable temporary differences, the Company determined during the third quarter of fiscal year 2024 that it was more likely than not that the deferred tax assets will be realized. At that time, the Company released substantially all of its valuation allowance on the NOLs carried forward after July 31, 2024, other than the valuation allowance relating to approximately $0.9 million of state NOLs that the Company anticipates will expire unutilized. This release of the valuation allowance resulted in a non-cash income tax benefit of $71.5 million during the third quarter of fiscal year 2024.

A valuation allowance has also been recorded against the gross deferred tax asset in certain foreign subsidiaries because management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2023, was a decrease of approximately $390.7 million.

In addition, the calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in several tax jurisdictions. The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for exposures. Based on our evaluation of current tax positions, the Company believes it has appropriately accrued for exposures as of July 31, 2024.

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

The Company’s annual impairment test date is June 1st each year. For the fiscal year ended July 31, 2024, the Company utilized a quantitative approach for its single reporting unit. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting unit, which indicated that the fair value of the reporting unit exceeded its respective carrying value. Significant assumptions used in the discounted cash flow analysis included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of this assessment. At July 31, 2024, the goodwill related to the Supply Chain reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for Supply Chains' services, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of July 31, 2024 the Supply Chain reporting unit had $19.7 million of goodwill and its fair value exceeded its net book value by 12%.

For the fiscal year ended July 31, 2024, the Company applied the relief-from-royalty method under the income approach to value the trade name indefinite-lived intangible asset. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Significant assumptions used included the amount and timing of projected revenues, growth rates, royalty rates, discount rates, and tax amortization benefit. There were no impairment charges recorded as a result of this assessment. At July 31, 2024, the trade name indefinite-lived intangible asset is at risk of future impairment if the fair value of the trade name decreases in value due to unfavorable changes in the weighted-average cost of capital, revenue growth rates, or royalty rates. As of July 31, 2024 the trade name indefinite-lived intangible asset's fair value exceeded its net book value by 10%.

The estimates of future cash flows used in impairment testing are made at a point in time, involve considerable management judgment, and are based upon assumptions about expected future operating performance, assumed royalty rates, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, customer demand, operating performance and economic conditions. If our assumptions change or market conditions decline, potential impairment charges could result.

Recent Accounting Pronouncements

For a discussion of the Company's new or recently adopted accounting pronouncements, see Note 2 - "Summary of Significant Accounting Policies" to the consolidated financial statements found elsewhere in this Annual Report.

Tax Benefits Preservation

Our past operations generated significant net operating losses, or NOLs. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted in response to the COVID-19 pandemic which among, other things, amends the treatment of NOLs. Under federal tax laws, for NOLs arising in tax years beginning before January 1, 2018, we generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid in our prior two tax years or on our future taxable income for up to 20 years, at which point they "expire" for such purposes. Until they expire, we can "carry forward" NOLs and certain related tax credits that we do not use in any particular year to offset taxable income in future years. For NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021, we are allowed to carryback such NOLs to each of the five taxable years preceding the taxable year of such losses and generally can use any such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely. For NOLs arising in tax years beginning after December 31, 2020, we generally can use such NOLs and certain related tax credits to reduce ordinary income tax paid on our future taxable income indefinitely; however, any such NOLs cannot be used to reduce ordinary income tax paid in prior tax years. In addition, the deduction for NOLs arising in tax years beginning after December 31, 2020 is limited to 80% of our taxable income for any tax year (computed without regard to the NOL deduction and subject to certain other adjustments). The Company had net NOL carryforwards for federal and state tax purposes of approximately $321.6 million and $116.1 million, respectively, at July 31, 2024. Of the total U.S. federal NOLs, $96.6 million does not expire and the remaining carry-forwards of $225.0 million will expire at various dates beginning in 2027 through 2038. We cannot estimate the exact amount of NOLs that we will be able use to reduce future income tax liability because we cannot predict the amount and timing of our future taxable income. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to Taxation—We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, the ‘NOLs’ or ‘Tax Benefits’).”

In early 2018, the Company's board of directors adopted the Protective Amendment which is designed to preserve the Company's ability to utilize its NOLs, by preventing an "ownership change" within the meaning of Section 382 of the Internal Revenue Code that would impair the Company's ability to utilize its NOLs. Later that year, the stockholders of Steel Connect approved the Protective Amendment.

The federal NOLs will expire from fiscal year 2023 through 2038, and the state NOL will expire from fiscal year 2026 through 2042. The Company's ability to use its Tax Benefits would be substantially limited if the Company undergoes an Ownership Change. The Protective Amendment is intended to prevent an Ownership Change of the Company that would impair the Company's ability to utilize its Tax Benefits.

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

The Protective Amendment does not expire. For more information, see “Part I, Item 1A. Risk Factors—Risks Related to Taxation—We may be unable to realize the benefits of our net operating loss carry-forwards and other tax benefits (collectively, the ‘NOLs’ or ‘Tax Benefits’).”

ITEM 7A.— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consistent with the rules applicable to "Smaller Reporting Companies" we have omitted information required by this Item.

ITEM 8.— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (Name: Deloitte & Touche LLP; New York, New York; PCAOB No. 34)	32
Report of Independent Registered Public Accounting Firm (Name: BDO USA, P.C.; New York, New York; PCAOB No. 243)	36
Consolidated Balance Sheets at July 31, 2024 and 2023	37
Consolidated Statements of Operations for the fiscal year ended July 31, 2024 (Successor) and for the periods from May 1 to July 31, 2023 (Successor) and August 1, 2022 to April 30, 2023 (Predecessor)	38
Consolidated Statements of Comprehensive Income (Loss) for the fiscal year ended July 31, 2024 (Successor) and for the periods from May 1 to July 31, 2023 (Successor) and August 1, 2022 to April 30, 2023 (Predecessor)	39
Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal year ended July 31, 2024 (Successor) and for the periods from May 1 to July 31, 2023 (Successor) and August 1, 2022 to April 30, 2023 (Predecessor)	40
Consolidated Statements of Cash Flows for the fiscal year ended July 31, 2024 (Successor) and for the periods from May 1 to July 31, 2023 (Successor) and August 1, 2022 to April 30, 2023 (Predecessor)	41
Notes to Consolidated Financial Statements	42

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Steel Connect, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Steel Connect Inc. and subsidiaries (the “Company”) as of July 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for the year ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024, and the results of its operations and its cash flows for the year ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Income Taxes — Realizability of Deferred Tax Assets Related to Steel Connect Inc. — Refer to Notes 2 and 17 to the financial statements.

Critical Audit Matter Description

Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. This methodology is subjective and requires significant estimates and judgments in the determination of the recoverability of deferred tax assets and in the calculation of certain tax liabilities.

During fiscal year ended July 31, 2024, the Company reassessed the need for a valuation allowance against deferred tax assets by evaluating pre-tax income over the prior three years, concluding this resulted in cumulative pre-tax income. In assessing pre-

tax income, the Company considered current sources of revenue and future cash flows and after considering historical and projected future taxable income and existing taxable temporary differences, management determined that it was more likely than not that the deferred tax assets would be realized. As a result, the Company released substantially all of its valuation allowance on the NOLs carried forward after July 31, 2024, other than the valuation allowance relating to approximately $0.9 million of state NOLs that the Company anticipates will expire unutilized. This release of the valuation allowance resulted in a non-cash income tax benefit of $71.5 million in the third quarter of fiscal year 2024.

We identified management’s determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets as a critical audit matter because of the significant judgments and estimates management makes related to taxable income. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists and assistance of our firm’s professionals with expertise in the accounting for income taxes, when performing audit procedures to evaluate the reasonableness of management’s estimates of taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets included the following, among others:

•With the assistance of our firm’s professionals with expertise in the accounting for income taxes, we evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether the deferred tax assets would be realized in the future.
•With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated future taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law prior to expiration.
•We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:
–Internal budgets.
–Historical taxable income, as adjusted for nonrecurring items.
–Internal communications to management and the Board of Directors.
–Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

Goodwill and Indefinite-lived Intangible Asset— Refer to Notes 2 and 7 to the financial statements.

Critical Audit Matter Description

The Company’s annual impairment test date for goodwill and its indefinite-lived intangible asset is June 1st each year.
The Company utilized a quantitative approach for its single reporting unit, Supply Chain, for goodwill impairment testing. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting unit, which indicated that the fair value of the reporting unit exceeded its respective carrying value. Significant assumptions used in the discounted cash flow analysis included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of this assessment. As of July 31, 2024, the Company’s single reporting unit, Supply Chain, had $19.7 million of goodwill and its fair value exceeded its carrying value by 12%.

The Company has a trade name, an indefinite-lived intangible asset, in the amount of $10.5 million as of July 30, 2024. The Company’s evaluation of the trade name for impairment involves the comparison of the fair value of its trade name to its carrying value. Management estimates the fair value of the trade name annually on its elected assessment date using the relief-from-royalty method under the income approach. This method assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to obtain the rights to use the comparable asset. Significant assumptions used included projected revenues, royalty rate, and discount rate. As of July 31, 2024, the trade name indefinite-lived intangible asset’s fair value exceeded its net book value by 10%.

Given the significant judgments made by management to estimate the fair value of the Supply Chain reporting unit and trade name and the difference between the respective fair values and carrying values, performing audit procedures to evaluate management’s estimate and assumptions related to the discount rate, royalty rate, and projected revenues, earnings and cash flows required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rates, royalty rate, and projected revenues, earnings, and cash flows used by management to estimate the fair value of the Supply Chain reporting unit and trade name included the following, among others:

•We evaluated management’s ability to accurately forecast expected future earnings and cash flows as well as projected revenues by comparing actual results to management’s historical forecasts.
•We evaluated whether the estimates made by management were consistent with evidence obtained in other areas of the audit.
•We evaluated the reasonableness of management’s expected future earnings and cash flows as well as projected revenue, by comparing the forecasts to:
–Historical revenues and expected future earnings.
–Internal communications to management and the Board of Directors.
–Forecasted information included in Company press releases as well as in analyst and industry reports for the Company and certain of its peer companies.
•We considered the impact of industry, market conditions and macroeconomic factors that could impact management’s expected future earnings and projected revenue.
•We evaluated the impact of changes in management’s projected revenues and expected future earnings from the June 1, 2024, annual measurement date to July 31, 2024.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology (2) discount rate and (3) royalty rate, by:
–Testing the underlying source information of the discount rate and royalty rate and mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate and royalty rate selected by management.

Revenue Recognition – Principal versus Agent - Refer to Notes 2 and 14 to the financial statements.

Critical Audit Matter Description

The Company recognizes revenue from its contracts with customers primarily from the sale of supply chain management services. For revenue generated from contracts with customers involving another party, the Company evaluates whether it is acting as the principal or the agent in the transaction. This determination requires significant judgment and impacts the amount and timing of revenue recognized. The Company determines whether it is a principal or an agent, which is dependent on whether the Company has control of the specified goods or service before they are transferred to the customer, whether the Company is primairly responsible for fulfillment, whether the Company has inventory risk and whether the Company has latitude in establishing price. Revenues are recognized on a gross basis if the Company is acting in the capacity of a principal and on a net basis if it’s acting in the capacity of an agent.

Auditing the Company's determination of principal versus agent recognition of certain contracts for supply chain management Services involved a high degree of subjectivity as it required the evaluation of whether the Company maintained control of specified goods. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm with expertise in evaluating revenue arrangements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluation of the principal versus agent revenue recognition indicators, included the following, among others:

•We obtained and evaluated a sample of contracts with customers for consistency of the application of Company’s accounting policy of the principal versus agent revenue recognition.
•We evaluated the appropriateness of management’s revenue recognition policy, including principal versus agent considerations by assessing the Company’s accounting memorandum related to the arrangements as well as by performing corroborative management inquiries and assessing operational practices in connection with the Company’s contract execution.
•We evaluated management’s revenue recognition accounting conclusion with the assistance of professionals in our firm with expertise in evaluating revenue arrangements.

/s/ DELOITTE & TOUCHE LLP
New York, NY
November 6, 2024

We have served as the Company's auditor since 2024.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Steel Connect, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Connect, Inc. (the “Company”) as of July 31, 2023 (Successor), the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the period from May 1, 2023 through July 1, 2023 (Successor), and the period from August 1, 2022 through April 30, 2023 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2023, and the results of its operations and its cash flows for the period from May 1, 2023 through July 1, 2023 (Successor), and the period from August 1, 2022 through April 30, 2023 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company's auditor from 2014 to 2023.

New York, NY
November 8, 2023

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor
	July 31, 2024	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$248,614	$121,372
Accounts receivable, trade, net of allowance for credit losses of $169 and $219 at July 31, 2024 and 2023, respectively	33,443	28,616
Inventories, net	6,733	8,569
Funds held for clients	2,576	2,031
Prepaid expenses and other current assets	4,462	158,686
Total current assets	295,828	319,274
Property and equipment, net	5,536	3,698
Operating lease right-of-use assets	20,748	27,098
Investments	41,376	—
Other intangible assets, net	31,036	34,589
Goodwill	19,703	22,785
Deferred tax asset	68,315	317
Other assets	3,086	3,420
Total assets	$485,628	$411,181

LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,219	$26,514
Accrued expenses	21,659	26,774
Funds held for clients	2,532	1,949
Current lease obligations	8,319	7,973
Convertible note payable	12,903	—
Other current liabilities	4,423	4,544
Total current liabilities	75,055	67,754
Convertible note payable	—	12,461
Long-term lease obligations	12,740	19,161
Other long-term liabilities	5,913	5,442
Total long-term liabilities	18,653	37,064
Total liabilities	93,708	104,818
Commitments and contingencies (Note 12)
Contingently redeemable preferred stock:
Series C contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at July 31, 2024 and 2023	35,006	35,006
Series E contingently redeemable preferred stock, $0.01 par value per share. 3,500,000 shares authorized, issued and outstanding at July 31, 2024 and 2023	202,733	202,733
Total contingently redeemable preferred stock	237,739	237,739
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at July 31, 2024 and 2023; zero shares issued and outstanding at July 31, 2024 and 2023	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 6,319,513 issued and outstanding shares at July 31, 2024; 6,250,493 issued and outstanding shares at July 31, 2023	65	65
Additional paid-in capital	62,166	61,534
Accumulated earnings	93,457	7,612
Accumulated other comprehensive loss	(1,507)	(587)
Total stockholders' equity	154,181	68,624
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$485,628	$411,181

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023

Net revenue	$174,109	$40,804	$148,283
Cost of revenue	125,616	29,749	108,031
Gross profit	48,493	11,055	40,252
Operating expenses:
Selling, general and administrative	37,478	8,523	33,463
Amortization	3,554	911	—
Total operating expenses	41,032	9,434	33,463
Operating income	7,461	1,621	6,789
Other income (expense):
Interest income	13,716	707	928
Interest expense	(996)	(265)	(2,588)
Other gains, net	776	5,688	3,961
Total other income	13,496	6,130	2,301
Income before income taxes	20,957	7,751	9,090
Income tax (benefit) expense	(67,023)	(398)	1,630
Net income	87,980	8,149	7,460
Less: Preferred dividends on redeemable preferred stock	(2,135)	(537)	(1,593)
Net income attributable to common stockholders	$85,845	$7,612	$5,867

Net income per share - basic	$3.30	$0.29	$0.91

Net income per share - diluted	$3.11	$0.29	$0.89

Weighted-average number of common units outstanding - basic	6,218	6,177	6,449
Weighted-average number of common units outstanding - diluted	28,589	27,960	8,417

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023

Net income	$87,980	$8,149	$7,460
Other comprehensive (loss) income:
Foreign currency translation adjustment	(476)	(623)	999
Pension liability adjustments, net of tax	(444)	36	(1,078)
Other comprehensive loss	(920)	(587)	(79)
Comprehensive income	$87,060	$7,562	$7,381

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
Predecessor: Balance at July 31, 2022	6,485,309	65	7,479,906	(7,493,317)	4,140	(9,206)
Net income	—	—	—	7,460	—	7,460
Preferred dividends	—	—	—	(1,593)	—	(1,593)
Restricted stock grants	44,240	—	—	—	—	—
Share-based compensation	—	—	529	—	—	529
Other comprehensive items	—	—	—	—	(79)	(79)
Balance at April 30, 2023	6,529,549	65	7,480,435	(7,487,450)	4,061	(2,889)

Effect of Exchange Transaction (See Note 3)	—	—	(7,416,849)	7,487,450	(4,061)	66,540
Successor: Balance at May 1, 2023	6,529,549	65	63,586	—	—	63,651
Net income	—	—	—	8,149	—	8,149
Preferred dividends	—	—	—	(537)	—	(537)
Reverse/forward stock split settlement	(299,069)	—	(2,288)	—	—	(2,288)
Restricted stock grants	20,013	—	—	—	—	—
Share-based compensation	—	—	236	—	—	236
Other comprehensive items	—	—	—	—	(587)	(587)
Balance at July 31, 2023	6,250,493	65	61,534	7,612	(587)	68,624
Net income	—	—	—	87,980	—	87,980
Preferred dividends	—	—	—	(2,135)	—	(2,135)
Restricted stock grants	69,020	—	—	—	—	—
Share-based compensation	—	—	632	—	—	632
Other comprehensive items	—	—	—	—	(920)	(920)
Balance at July 31, 2024	6,319,513	65	62,166	93,457	(1,507)	154,181

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
Cash flows from operating activities:
Net income	$87,980	$8,149	$7,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,826	456	1,427
Amortization of intangible assets	3,554	911	—
Amortization of deferred financing costs	—	—	36
Accretion of debt discount	—	—	1,688
Share-based compensation	632	236	529
Deferred taxes	(68,470)	(250)	—
Non-cash lease expense	9,193	2,208	6,760
Bad debt (recovery) expense	(46)	(297)	1,136
Other gains, net	661	(5,687)	(3,962)
Non-cash impact of application of pushdown accounting	—	8,079	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,089)	8,409	2,933
Inventories, net	1,608	(1,567)	1,440
Prepaid expenses and other current assets	(416)	905	(1,237)
Accounts payable and accrued expenses	(2,477)	(1,690)	(3,886)
Refundable and accrued income taxes, net	(134)	(214)	(829)
Other assets and liabilities	(6,974)	(11,125)	(4,495)
Net cash provided by operating activities	21,848	8,523	9,000
Cash flows from investing activities:
Additions to property and equipment	(3,965)	(807)	(1,311)
Proceeds from the disposition of property and equipment	9	1	166
Proceeds from the sale of securities	157,915	53,644	1,881
Purchases of investments	(45,377)	—	—
Net cash provided by investing activities	108,582	52,838	736
Cash flows from financing activities:
Series C redeemable preferred stock dividend payments	(2,135)	(537)	(1,593)
Payment of deferred financing costs	—	—	(149)
Repayments on capital lease obligations	—	—	(38)
Repayments on debt	—	(1,000)	(1,000)
Payments for fractional shares resulting from the Reverse/Forward stock split	—	(2,288)	—
Net cash used in financing activities	(2,135)	(3,825)	(2,780)
Net effect of exchange rate changes on cash and cash equivalents	(508)	(29)	895
Net increase (decrease) in cash, cash equivalents and restricted cash	127,787	57,507	7,851
Cash, cash equivalents and restricted cash, beginning of period	123,403	65,896	58,045
Cash, cash equivalents and restricted cash, end of period	$251,190	$123,403	$65,896

The accompanying notes are an integral part of these consolidated financial statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)NATURE OF OPERATIONS

Steel Connect, Inc., (the "Company" or "Steel Connect"), is a holding company which operates through its wholly-owned subsidiary ModusLink Corporation ("ModusLink" or "Supply Chain").

ModusLink is a supply chain business process management company serving clients in markets such as consumer electronics, telecommunications, computing and storage, software and content, consumer packaged goods, health and personal care products, retail and luxury, and connected devices. ModusLink designs and executes elements in its clients' global supply chains to improve speed to market, product customization, flexibility, cost, quality and service. The Company also produces and licenses an entitlement management solution for activation, provisioning, entitlement subscription and data collection from physical goods (connected products) and digital products.

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P. (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). Following the approval by the Company's stockholders on June 6, 2023, pursuant to the rules of the Nasdaq Capital Market, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participate in any dividends paid on the Company's common stock, in each case on an as-converted basis. Conversion of the Series E Convertible Preferred Stock, when combined with the Steel Connect common stock, the 7.50% Convertible Senior Note (the "SPHG Note"), if converted, and the Steel Connect Series C Convertible Preferred Stock, also if converted, owned by the Steel Partners Group, would have resulted in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of the Company as of May 1, 2023. The exclusion of the if-converted shares of the SPHG Note would have resulted in the Steel Partners Group holding approximately 83.8% of the outstanding equity interests of the Company as of May 1, 2023. The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Holdings, and as of that date the Company became a consolidated subsidiary of Steel Holdings for financial statement purposes. In connection with the Exchange Transaction, the parties entered into a Stockholders’ Agreement (the “Stockholders’ Agreement”) governing, among other things, certain transactions between the Company and the Steel Partners Group following the closing of the Exchange Transaction. See Note 3 - "Exchange Transaction" for further information.

Predecessor/Successor Reporting

On May 1, 2023, the Exchange Transaction resulted in Steel Holdings obtaining control of the Company for financial statement consolidation purposes. Steel Holdings does not consolidate the Company for Federal income tax purposes because the ownership in the Company is dispersed between different federal tax consolidation groups within Steel Holdings. As of May 1, 2023, the Company elected pushdown accounting in which it used Steel Holdings' basis of accounting, which reflected the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction. As a result, the Company has reflected the required pushdown accounting adjustments in its consolidated financial statements. Due to the application of pushdown accounting, the Company’s consolidated financial statements and certain footnote disclosures include a black line division between the two distinct periods to indicate the application of two different bases of accounting, which may not be comparable, between the periods presented. The pre-exchange period through April 30, 2023 is referred to as the "Predecessor" period. The post-exchange period, May 1, 2023 and onward, includes the impact of pushdown accounting and is referred to as the "Successor" period. See Note 3 - "Exchange Transaction" for further information.

As of July 31, 2024, the Steel Partners Group beneficially owned approximately 89.7% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our Common Stock. The exclusion of the if-converted value of the SPHG Note would have resulted in the Steel Partners Group holding approximately 89.5% of our outstanding capital stock.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates including those related to: (1) revenue recognition; (2) valuation allowances for trade and other receivables and inventory; (3) the valuation of goodwill, indefinite-lived intangible assets, and long-lived assets; (4)

contingencies, including litigation reserves; (5) restructuring charges and related severance expenses; (6) income taxes; (7) pension obligations; (8) business combinations; and (9) incremental borrowing rate to determine present value of lease payments. Accounting estimates are based on historical experience and various assumptions that are considered reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, actual results could differ materially from those estimated.

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

Supply Chain Management Services

ModusLink's revenue primarily comes from the sale of supply chain management services to its clients. Amounts billed to customers under these arrangements include revenue attributable to the services performed as well as for materials procured on the customer's behalf as part of its service to them. The majority of these arrangements consist of two distinct performance obligations (i.e., warehousing/inventory management service and a separate kitting/packaging/assembly and fulfillment service), revenue related to each of which is recognized over time as services are performed using an input method based on the level of efforts expended.

For certain customer contracts, the Company recognizes the sale of certain inventoriable goods at a point in time when control of those goods is transferred to clients. However, for sales recognized at a point in time, the timing of recognition is not significantly different than over time.

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

Principal Versus Agent Revenue Recognition

For revenue generated from contracts with customers involving another party, the Company evaluates whether it is acting as the principal or the agent in the transaction. This determination requires significant judgment and impacts the amount and timing of revenue recognized. The Company determines whether it is a principal or an agent, which is dependent on whether the Company has control of the specified goods or services before they are transferred to the customer, whether the Company is primarily responsible for fulfillment, whether the Company has inventory risk and whether the Company has latitude in establishing price. Revenues are recognized on a gross basis if the Company is acting in the capacity of a principal and on a net basis if it’s acting in the capacity of an agent.

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

The allowance for expected credit losses consisted of the following:

	Successor		Predecessor
	July 31, 2024	May 1 to July 31, 2023	August 1, 2022 to April 30, 2023
	(In thousands)
Balance at beginning of period	$219	$1,180	$44
Application of pushdown accounting(a)	—	(1,180)	—
Provisions charged to expense	—	219	1,136
Recovered	(46)	—	—
Foreign currency impact	$(4)	$—	$—
Balance at end of period	$169	$219	$1,180
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

Cash, Cash Equivalents and Short-term Investments

Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the time of purchase. Investments with maturities greater than three months to twelve months at the time of purchase are considered short-term investments. Interest income is recognized when earned. Cash and cash equivalents consisted of the following:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Cash and bank deposits	$13,393	$36,103
Money market funds	235,221	85,269
	$248,614	$121,372
Subsequent to the issuance of fiscal year 2023 financial statements, the Company determined that the money market funds balance as of July 31, 2023 in the above table, was understated by $54.2 million, and this amount was being captured in the "Cash and bank deposits" balance. The Company corrected this immaterial error in the table above as of July 31, 2023. This disclosure change did not have any impact to amounts recognized in the consolidated balance sheets. Refer to "Note 22 - Fair Value Measurements" for further detail.

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

Fair Value Measurements

The Company measures certain assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values of assets and liabilities are determined based on a three-level measurement input hierarchy. Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 inputs are other than quoted market prices that are observable, either directly or indirectly, for an asset or liability. Level 2 inputs can include quoted prices in active markets for similar assets or liabilities, quoted prices in a market that is not active for identical assets or liabilities, or other inputs that can be corroborated by observable market data. Level 3 inputs are unobservable for the asset or liability when there is little, if any, market activity for the asset or liability. Level 3 inputs are based on the best information available and may include data developed by the Company.

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

Indefinite-lived intangible assets are tested for impairment at least annually, or when events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Companies can use the same two testing approaches for indefinite-lived intangibles as for goodwill. The Company’s annual impairment test date is June 1st each year. There were no impairments of goodwill or other intangible assets during the fiscal years ended July 31, 2024 or 2023.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. Depreciation and amortization is computed by applying the straight-line method to the estimated useful lives of the respective assets. Changes in estimated useful lives and salvage values of the Company’s assets and the related depreciation and amortization expense are accounted for prospectively. The Company capitalizes certain computer software development costs when incurred in connection with developing or obtaining computer software for internal use. The estimated useful lives are as follows:

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

The Company calculates lease ROU assets and lease liabilities as the present value of fixed lease payments over the reasonably certain lease term beginning at the commencement date. When discount rates implicit in leases cannot be readily determined, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future payments. The determination of incremental borrowing rates involves judgment by management. The weighted average interest rate used for operating leases for the year ended July 31, 2024 and July 31, 2023 was 5.5% and 5.2%, respectively. There were no finance leases as of the year ended July 31, 2024 or 2023.

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

Pension Plans

The Company sponsors defined benefit pension plans covering certain of its employees in the Netherlands and previously sponsored a plan in Japan, which was terminated during the fiscal year ended July 31, 2024 as part of ceasing operations in Japan. In accordance with accounting standards for employee pension benefits, the Company recognizes on a plan-by-plan basis the unfunded status of its pension plans in the consolidated financial statements and measures its pension plan assets and benefit obligations as of July 31. The obligation for the Company's pension plans and the related annual costs of employee benefits are calculated based on several long-term assumptions, including discount rates and expected mortality for employee benefit liabilities, rates of return on plan assets and expected annual rates for salary increases for employee participants.

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

Earnings per Common Share

The Company calculates earnings (loss) per common share ("EPS") using the two-class method required for participating securities. Accordingly, the Company's Series E Convertible Preferred Stock, which the holders of are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends or other distributions on the shares of Common Stock, are included as participating securities in the calculation of EPS pursuant to the two-class method.

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

Major Clients and Concentration of Credit Risk

For the fiscal years ended July 31, 2024 and 2023, the Company's 10 largest clients accounted for approximately 81% and 83% of consolidated net revenue, respectively. Two customers accounted for approximately 38% and 15% of the Company's consolidated net revenue for the fiscal year ended July 31, 2024, and two customers accounted for 41% and 13% of the Company's consolidated net revenue for the fiscal year ended July 31, 2023. No other customers accounted for greater than 10% of consolidated net revenue in these periods. Two clients associated with the Supply Chain segment accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2024. The first and second client accounted for approximately 41% and 15%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2024. Four clients associated with the Supply Chain segment accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2023. The first, second, third, and fourth client accounted for approximately 28%, 14%, 12%, and 10%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2023.

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

Other new pronouncements issued but not effective until after July 31, 2024 are not expected to have a material impact on our financial condition, results of operations or liquidity.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the fiscal year ended July 31, 2024, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.

(3)EXCHANGE TRANSACTION

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, the Company and Steel Holdings executed a series of agreements, in which the Steel Partners Group transferred an aggregate of 3,597,744 shares of common stock, par value $0.10 per share, of Aerojet Rocketdyne Holdings, Inc. ("Aerojet") held by the Steel Partners Group to the Company in exchange for 3.5 million shares of the Company's newly created Series E Convertible Preferred Stock (the “Series E Convertible Preferred Stock” and such transfer and related transactions, the "Exchange Transaction"). Following the approval by the Company's stockholders on June 6, 2023, pursuant to the rules of the Nasdaq Capital Market, the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participates in any dividends paid on the Company's common stock, in each case on an as-converted basis. Upon conversion of the Series E Convertible Preferred Stock, when combined with the common stock, the SPHG Note, if converted, and the Steel Connect Series C Convertible Preferred Stock, also if converted, owned by the Steel Partners Group, would have resulted in the Steel Partners Group holding approximately 84.0% of the outstanding equity interests of the Company as of May 1, 2023. The exclusion of the if-converted shares of the SPHG Note would have resulted in the Steel Partners Group holding approximately 83.8% of the outstanding equity interests of the Company as of May 1, 2023.

The Exchange Transaction closed on May 1, 2023, the date that the consideration was exchanged between the Company and Steel Holdings, and as of that date the Company became a consolidated subsidiary of Steel Holdings for financial statement purposes. The Company is not consolidated by Steel Holdings for Federal income tax purposes because Steel Holdings' ownership in the Company is dispersed between different federal tax consolidation groups. The Company's assets and liabilities have been included in Steel Holdings' consolidated balance sheet, with a related noncontrolling interest of 16.0% of the Company's common stock. Prior to May 1, 2023, when including the if-converted value of the SPHG Note and the Steel Connect Series C Convertible Preferred Stock, Steel Holdings held a 49.6% ownership interest in the Company and accounted for its investment in the Company in accordance with the equity method of accounting. When excluding the if-converted value of the SPHG Note, Steel Holdings held a 45.8% ownership interest in the Company. As of the date of the Exchange Transaction, Steel Holdings remeasured the previously held equity method investment to its fair value based upon a valuation of the Company.

The Exchange Transaction was accounted for in accordance with ASC Topic 805, Business Combinations, and, accordingly, the Company's results of operations were consolidated in Steel Holdings' financial statements on the date of the Exchange Transaction. Steel Holdings recorded a preliminary allocation of the Exchange Transaction to assets acquired and liabilities assumed based on their estimated fair values as of May 1, 2023. As discussed in Note 1 - "Nature of Operations", the Company elected pushdown accounting in which it uses Steel Holdings' basis of accounting, which reflects the fair market value of the Company’s assets and liabilities at the date of the Exchange Transaction.

In the fourth quarter of fiscal 2024, the Company determined that the fair value of a liability that existed as of the date of the Exchange Transaction was zero. As such, the Company recorded the $3.1 million reduction of the liability as an offset to the amount of goodwill recognized in pushdown accounting.

The following table summarizes the total Exchange Transaction consideration:

(in thousands)	May 1, 2023
Fair value of Aerojet common stock	$202,733
Fair value of previously held interest in Steel Connect and noncontrolling interest	111,816
Less: cash acquired from Steel Connect	(65,896)
Total estimated consideration, less cash acquired	$248,653

The following represents the calculation of goodwill and fair value amounts recognized in the Exchange Transaction, as well as final fair value allocations reflecting adjustments made during the measurement period:

(in thousands)	Initial Estimate	Measurement Period Adjustments	Final Allocation
Assets
Accounts receivable, trade	$36,900	$—	$36,900
Inventories, net	6,900	—	6,900
Prepaid expenses and other current assets	4,957	—	4,957
Other intangible assets	35,500	—	35,500
Other assets	3,900	—	3,900
Property and equipment, net	3,400	—	3,400
Operating lease right-of-use assets	29,250	—	29,250
Investments	202,733	—	202,733
Estimated fair value of total assets acquired by Steel Holdings	323,540	—	323,540
Liabilities
Accounts payable	26,300	—	$26,300
Accrued expenses	29,100	(3,082)	26,018
Current lease obligations	7,994	—	7,994
Other current liabilities	7,236	—	7,236
Long-term lease obligations	21,300	—	21,300
Other long-term liabilities	5,742	—	5,742
Estimated fair value of total liabilities assumed by Steel Holdings	97,672	(3,082)	94,590
Fair value of identifiable net assets	225,868	3,082	228,950
Goodwill attributable to Steel Connect	$22,785	$(3,082)	$19,703

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

(in thousands)	Useful Life (Years)	Amount
Customer relationships	7	$25,000
Trade name	Indefinite	10,500
Estimated fair value of identifiable intangible assets		$35,500

(4)PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets, net consisted of the following:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Aerojet common stock proceeds receivable	$—	$154,500
Prepaid expenses	2,421	2,217
Other current assets	2,041	1,969
	$4,462	$158,686

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

(5)INVENTORIES

Inventories, net consisted of the following:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Raw materials	$5,534	$4,805
Work-in-process	125	239
Finished goods	1,074	3,525
	$6,733	$8,569

(6)INVESTMENTS

The following table summarizes the Company's investments as of July 31, 2024. There were no investments as of July 31, 2023.

Successor
(in thousands)	July 31, 2024
Convertible loan note investment(a)	$—
Investments in Equity Securities(b)	41,376
Total	$41,376
(a)    The Company entered into a new convertible loan note on October 13, 2023, which matures on March 31, 2025. The Company paid 1.0 million GBP (approximately $1.2 million) to subscribe for an amount of £1.0 million (the "loan principal") of 11.0% 2025 unsecured convertible loan notes issued by the investee (the "CLN Instrument Agreement"). Contemporaneous with the execution of the CLN Instrument Agreement, the Company executed the Equity Warrant Instrument Agreement (“Warrant Agreement”), which provides the Company with the option to convert the outstanding balance into equity shares of the investee at any time before repayment of the outstanding loan principal balance. The Company’s £1.0 million investment in the £20.0 million GBP 11.0% unsecured convertible loan notes provides it with an approximate 5.0% ownership interest in the investee on an if-converted basis. Changes in fair value will be recorded in the Company's condensed consolidated statements of operations as the Company elected the fair value option under ASC 825 to account for this investment. Changes in fair value are recorded in the Company's condensed consolidated statements of operations as the Company elected the fair value option under ASC 825 to account for this investment. In April 2024, the Company became aware that the investee had halted its operations while it undergoes a restructuring process. As a result, the Company determined that the fair value of the investment was zero. The Company recorded a loss of $1.2 million to Other gains, net on the condensed consolidated statements of operations during the third quarter of fiscal year 2024, which was the fair value of the investment as of January 31, 2024. As of July 31, 2024, there was no new information available that would indicate that the fair value of the convertible loan note investment had changed.

(b)    The balance consists of multiple common stock investments in public companies which are measured at fair value.

The amount of unrealized net gains for the fiscal year ended July 31, 2024 that relate to equity securities still held as of July 31, 2024 are as follows:

Successor
Fiscal Year Ended July 31,
(in thousands)	2024
Net gains recognized during the period on equity securities	989
Less: Net gains recognized during the period on equity securities sold during the period	453
Unrealized net gains recognized during the period on equity securities still held at the end of the period	$536

Unrealized net gains are recorded in Other gains, net on the condensed consolidated statements of operations. There were no equity securities still held as of July 31, 2023, however the Company recognized $5.1 million realized gains on the disposition of the Aerojet shares for the fiscal year ended July 31, 2023. Refer to Note 15 - "Other Gains, Net" for further information.

(7)GOODWILL AND OTHER INTANGIBLE ASSETS, NET

In connection with the application of pushdown accounting, the Company recorded intangible assets for goodwill, customer relationships, and tradenames. A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

Supply Chain
(in thousands)
Balance at July 31, 2023 (Successor)
Gross goodwill	$22,785
Accumulated impairments	—
Net goodwill	$22,785
Balance at July 31, 2024 (Successor)
Gross goodwill	$22,785
Accumulated impairments	—
Pushdown accounting adjustment	(3,082)
Net goodwill	$19,703

The Company’s annual impairment test date is June 1st each year. For the fiscal year ended July 31, 2024, the Company utilized a quantitative approach for its single reporting unit. The assessment was based on a combination of income and market approaches to estimate the fair value of the reporting unit, which indicated that the fair value of the reporting unit exceeded its respective carrying value. Significant assumptions used in the discounted cash flow analysis included expected future earnings and cash flows, which are based on management's current expectations, as well as the related risk-adjusted discount rate used to estimate fair value. There were no goodwill impairment charges recorded as a result of this assessment. At July 31, 2024, the goodwill related to the Supply Chain reporting unit is at risk of future impairment if the fair value of this reporting unit, and its associated assets, decrease in value due to the amount and timing of expected future cash flows, decreased customer demand for Supply Chains' services, an inability to execute management’s business strategies, or general market conditions, such as economic downturns, and changes in interest rates, including discount rates. Future cash flow estimates are, by their nature, subjective, and actual results may differ materially from the Company's estimates. If the Company's ongoing cash flow projections are not met or if market factors utilized in the impairment test deteriorate, including an unfavorable change in the terminal growth rate or the weighted-average cost of capital, the Company may have to record impairment charges in future periods. As of July 31, 2024 the Supply Chain reporting unit had $19.7 million of goodwill and its fair value exceeded its net book value by 12%.

A summary of Other intangible assets, net is as follows:

	Successor
	July 31, 2024			July 31, 2023
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$25,000	$4,464	$20,536	$25,000	$911	$24,089
Trade name	10,500	—	10,500	10,500	—	10,500
Total	$35,500	$4,464	$31,036	$35,500	$911	$34,589

The trade name intangible asset has an indefinite useful life. Customer relationships are amortized on a straight-line basis. Amortization expense related to intangible assets was $3.6 million and $0.9 million for the fiscal years ended July 31, 2024 and 2023, respectively.

For the fiscal year ended July 31, 2024, the Company applied the relief-from-royalty method under the income approach to value the trade name indefinite-lived intangible asset. Significant assumptions used included the amount and timing of projected revenues, growth rates, royalty rates, discount rates, and tax amortization benefit. There were no impairment charges recorded as a result of this assessment. At July 31, 2024, the trade name indefinite-lived intangible asset is at risk of future impairment if the fair value of the trade name decreases in value due to unfavorable changes in the weighted-average cost of capital, revenue growth rates, or royalty rates. As of July 31, 2024 the trade name indefinite-lived intangible asset's fair value exceeded its net book value by 10%.

Based on gross carrying amounts at July 31, 2024, the Company's estimate of amortization expense for each of the five succeeding years and thereafter is as follows:

	Fiscal Year Ending July 31,
	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Estimated amortization expense	$3,571	$3,571	$3,571	$3,571	$3,571	$2,681

(8)PROPERTY AND EQUIPMENT

Property and equipment at cost, consists of the following:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Machinery and equipment	3,075	1,388
Leasehold improvements	2,027	606
Software	1,595	1,133
Computer hardware	740	400
Other	519	627
	7,956	4,154
Less: accumulated depreciation and amortization	(2,420)	(456)
Property and equipment, net	$5,536	$3,698

As part of pushdown accounting, the accumulated depreciation of property and equipment balances were eliminated to establish the new cost basis in the Company’s property and equipment as of May 1, 2023.

(9)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following tables reflect the components of "Accrued expenses" and "Other current liabilities":

	Successor
	July 31, 2024	July 31, 2023
Accrued Expenses	(In thousands)
Accrued compensation	$6,504	$6,891
Accrued audit, tax and legal	3,909	5,696
Accrued price concessions	2,312	2,981
Accrued taxes	1,863	2,811
Accrued occupancy costs	1,803	1,412
Accrued IT costs	727	831
Accrued other	4,541	6,152
Total accrued expenses	$21,659	$26,774

	Successor
	July 31, 2024	July 31, 2023
Other Current Liabilities	(In thousands)
Deferred revenue - current	2,271	2,574
Other	2,152	1,970
Total other current liabilities	$4,423	$4,544

(10)DEBT

The components of debt and a reconciliation to the carrying amount of long-term debt is presented in the table below:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Unsecured
7.50% Convertible Senior Note due September 1, 2024	$12,903	$12,461
Credit Facilities
Umpqua Revolver	—	—
Total debt, net	$12,903	$12,461
(a) As of May 1, 2023, the Company will account for the SPHG Note under the fair value option..

7.50% Convertible Senior Note
On February 28, 2019, the Company entered into a 7.50% Convertible Senior Note Due 2024 Purchase Agreement (the "SPHG Note Purchase Agreement") with SPH Group Holdings LLC ("SPHG Holdings"), whereby SPHG Holdings agreed to loan the Company $14.9 million in exchange for a 7.50% Convertible Senior Note due 2024 (the "SPHG Note"). The SPHG Note was amended on March 9, 2023 (the "Amendment Date"), to extend the maturity date to September 1, 2024. In addition, the Company repaid $2.0 million in principal amount of the SPHG Note during fiscal year 2023. Refer to Note 22 - "Fair Value Measurements" for further information.

As of both July 31, 2024 and 2023, the principal amount of the note was $12.9 million. As of May 1, 2023, or the date of the Exchange Transaction, the Company accounts for the SPHG Note under the fair value option in order to conform with Steel Holdings' basis of accounting, with changes in fair value recognized in earnings. Refer to Note 22 - "Fair Value

Measurements" for further information. The fair value of the SPHG Note was reported as a current liability on the condensed consolidated balance sheets beginning in the first quarter of fiscal year 2024, as its maturity is less than twelve months.

The SPHG Note matured on September 1, 2024 and the Company paid off the outstanding principal and accrued interest for the SPHG Note upon its maturity.

Below is a reconciliation of interest expense related to the SPHG Note to total interest expense:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Interest expense related to contractual interest coupon on the SPHG Note	$996	$261	$844
Interest expense related to accretion of the discount on the SPHG Note(a)	—	—	1,688
Interest expense related to revolving credit facilities (see below)	—	—	36
Other	—	4	20
Total interest expense	$996	$265	$2,588
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
As of July 31, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the filing of this Annual Report. As of July 31, 2024, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding letters of credit.

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

Lease Expense

The components of the Company's lease expense are presented below:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Operating lease cost	$10,481	$2,565	$7,538
Short-term lease expense	1,608	444	1,269
Sublease income	(413)	(171)	(786)
Variable lease cost	—	—	7
Interest on finance lease liabilities	—	—	—
	$11,676	$2,838	$8,028

Lease Commitments

The Company's future minimum lease payments required under operating leases that have commenced as of July 31, 2024 were as follows:

Operating Leases
(In thousands)
2025	$9,454
2026	6,436
2027	4,443
2028	2,094
2029	546
Thereafter	—
Total lease payments	22,973
Less: imputed interest	1,914
Present value of lease payments	21,059
Less: current lease obligations	8,319
Long-term lease obligations	$12,740

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

Additional Lease Information

Additional information related to the Company's leases as of July 31, 2024 was as follows:

Weighted average remaining lease term:
Operating leases	2.9	years

Weighted average discount rate:
Operating leases		5.5%

Supplemental Cash Flow Information

Supplemental cash flow information related to the cash paid for amounts included in measurement of lease liabilities during the fiscal year ended July 31, 2024 and 2023 was as follows:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Operating cash flows from operating leases	$10,412	$2,494	$7,224
Operating cash flows from finance leases	$—	$—	$—
Financing cash flows from finance leases	$—	$—	$38

(12)COMMITMENTS AND CONTINGENCIES

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

On August 13, 2021, the Company, together with certain of its current and former directors of the Board, Warren Lichtenstein, Glen Kassan, William Fejes, Jr., Jack Howard, Jeffrey Fenton and Jeffrey Wald, as well as other named defendants (collectively, the “Defendants”), entered into a memorandum of understanding (the “MOU”) with Donald Reith (the “Plaintiff”) in connection with the settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. A definitive Stipulation of Settlement (the “First Stipulation”) incorporating the terms of the MOU was filed with the Court on February 18, 2022. Pursuant to the MOU and First Stipulation, and contingent on approval of the terms by the court, the Defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to the Company $2.8 million in cash. The Company's insurance carrier agreed to pay $1.7 million and Steel Holdings' insurance carrier agreed to pay $1.1 million of the settlement.

Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate 353,571 shares that they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 196,429 vested shares and 32,143 unvested shares; for Mr. Howard, 98,214 vested shares and 16,071 unvested shares; and for Mr. Fejes, 10,714 vested shares. On August 17, 2021, Mr. Lichtenstein and Mr. Howard surrendered the shares required under the MOU, the First Stipulation and their respective Surrender Agreements, and in December 2021 Mr. Fejes did the same. All such shares were subsequently cancelled. Pursuant to the MOU and First Stipulation, the Company also agreed to pay the Plaintiff’s counsel legal fees for this matter in an amount up to $2.05 million, if approved by the court.

On September 23, 2022, the court ruled that it was denying approval of the settlement as described in the First Stipulation.

On June 6, 2023, the Company received a books and records demand from Reith under Delaware General Corporation Law Section 220 which requests an array of documents for the purported purposes of investigating potential wrongdoing in connection with the April 30, 2023 transaction between Steel Holdings and Steel Connect.

On April 8, 2024, the Company, the Defendants and Mr. Reith entered into a memorandum of understanding contemplating the settlement of the Reith litigation.

On October 18, 2024, the Company, Plaintiff, and Defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Second Stipulation”) to resolve the Reith litigation (the “Proposed Settlement”).

If the Proposed Settlement is approved by the Court, (i) the Defendants shall cause their insurers to make a cash payment of $6.0 million to the Company and, after deducting any Court-approved award of attorneys’ fees to Plaintiff's counsel and certain litigation expenses, the Company shall distribute the balance of the cash payment, by way of a special divided or other distribution, to the holders of the Company’s common stock pursuant to the allocation provisions set forth in the previously disclosed Stockholders Agreement dated April 30, 2023 by and among the Company, Steel Partners Holdings L.P., and other stockholders signatory thereto (the “Stockholders’ Agreement”) as amended by the Proposed Settlement; (ii) the Company will adopt certain amendments to the Stockholders’ Agreement; and (iii) the Company will adopt certain corporate governance policies and practices, including a formal review process for compensation clawbacks, enhancing the process for granting equity awards and keeping records of equity awards granted under the Company’s stock plans, further enhancing board committee independence, and reducing the materiality threshold for review of related party transactions under the Stockholders' Agreement.

The Proposed Settlement requires Court approval, and there can be no assurances that such approval will be granted. The Proposed Settlement, if approved by the Court, will cause the dismissal, with prejudice, of the Reith litigation and the release of claims against the parties to the Proposed Settlement as described in the Second Stipulation.

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

(13)DEFINED BENEFIT PENSION PLANS

The Company sponsors two defined benefit pension plans covering certain of ModusLink's employees in its Netherlands facility and previously sponsored one unfunded defined benefit pension plan covering certain of its employees in Japan, which was terminated during the fiscal year ended July 31, 2024 as part of ceasing operations in Japan. Pension costs are actuarially determined. During the year ended July 31, 2020, the Netherlands defined benefit plan was amended so active participants no longer accrued benefits as of January 1, 2020 which resulted in a pre-tax curtailment gain of $2.4 million recognized in accumulated other comprehensive income.

The plan assets of the two defined benefit plans associated with the ModusLink's Netherlands facility consist of an insurance contract that guarantees the payment of the funded pension entitlements. Insurance contract assets are recorded at fair value, which is determined based on the cash surrender value of the insured benefits which is the present value of the guaranteed funded benefits. Insurance contracts are valued using unobservable inputs, primarily by discounting expected future cash flows relating to benefits paid from a notional investment portfolio in order to determine the cash surrender value of the policy. The following table presents the plan assets measured at fair value on a recurring basis as of July 31, 2024 and 2023, classified by fair value hierarchy:

	Successor		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2024	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$17,516	98%	$—	$—	$17,516
Other investments	443	2%	—	—	443
	$17,959	100%	$—	$—	$17,959

	Successor		Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2023	Asset Allocations	Level 1	Level 2	Level 3
Insurance contract	$14,926	97%	$—	$—	$14,926
Other investments	388	3%	—	—	388
	$15,314	100%	$—	$—	$15,314

The following table summarizes the changes in benefit obligation, plan assets and funded status for these plans:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$19,119	$21,103
Adjustment related to unconditional indexation of benefits	—	1,077
Adjustment for termination of Japan pension plan	(227)	—
Service cost	—	10
Interest cost	789	679
Actuarial gain (loss)	2,941	(4,885)
Benefits and administrative expenses paid	(329)	(275)
Settlements	—	(109)
Currency translation	(364)	1,519
Benefit obligation at end of year	$21,929	$19,119

Change in plan assets
Fair value of plan assets at beginning of year	$15,314	$17,976
Actual return on plan assets	3,141	(3,759)
Employer contributions, net	130	225
Settlements	—	(108)
Benefits and administrative expenses paid	(329)	(275)
Currency translation	(297)	1,255
Fair value of plan assets at end of year	$17,959	$15,314

Funded status
Current liabilities	$—	$(9)
Noncurrent liabilities	(3,970)	(3,796)
Net amounts recognized on the consolidated balance sheets	$(3,970)	$(3,805)
The funded status for these plans is recorded to "Other long-term liabilities" on the consolidated balance sheets.
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

Additionally, as discussed in Note 3 - "Exchange Transaction", as a result of pushdown accounting, the defined benefit pension plan assets were remeasured at fair value as of the date of the Exchange Transaction, which resulted in a $0.5 million decrease to the pension liability, with the offset to goodwill. The incremental decrease of $36.2 thousand to the pension liability was booked to accumulated other comprehensive income in July 2023 based off of the fair value of the defined benefit pension plan assets as of July 31, 2023.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Projected benefit obligation	$21,929	$19,119
Accumulated benefit obligation	$21,929	$19,119
Fair value of plan assets	$17,959	$15,314

The following table summarizes the components of net periodic pension cost:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Service cost	$—	$10
Interest costs	789	679
Expected return on plan assets	(652)	(574)
Amortization of net actuarial loss	6	9
Net periodic pension costs	$143	$124

Assumptions

The table below summarizes the weighted average assumptions used to determine benefit obligations:

	Successor
	July 31, 2024	July 31, 2023
Discount rate	3.50%	4.21%
Rate of compensation increase	—%	—%

The table below summarizes weighted average assumptions used to determine net periodic pension cost:

	Successor
	July 31, 2024	July 31, 2023
Discount rate	3.50%	3.91%
Expected long-term rate of return on plan assets	3.50%	3.88%
Rate of compensation increase	—%	—%

The discount rate reflects the Company's best estimate of the interest rate at which pension benefits could be effectively settled as of the valuation date. It is based on the Mercer Yield Curve for the Eurozone as of July 31, 2024 for the appropriate duration of the plan.

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

Benefit Payments

The following table summarizes expected benefit payments from the plans through fiscal year 2032. Actual benefit payments may differ from expected benefit payments. The minimum employer required contributions to the plans are expected to be approximately $0.7 million in fiscal year 2025.

Pension Benefit Payments
(In thousands)
For the fiscal year ending July 31:
2025	$357
2026	381
2027	405
2028	468
2029	558
Thereafter	3,677

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

(14)REVENUE RECOGNITION

Disaggregation of Revenue

The following table presents the Company's revenues from customers with contracts disaggregated by major good or service line and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Service Lines
Supply chain management services	172,628	$40,467	$147,185
Other	1,481	337	1,098
	174,109	$40,804	$148,283
Timing of Revenue Recognition
Services transferred over time	174,109	$40,804	$148,283
	174,109	$40,804	$148,283

The table below presents information for the Company's contract balances:

	Successor		Predecessor
	July 31, 2024	July 31, 2023	August 1, 2022
	(In thousands)
Accounts receivable, trade, net	$33,443	$28,616	$40,083
Contract assets	275	439	369

Deferred revenue - current	$2,271	$2,574	$2,705
Deferred revenue - long-term	54	144	134
Total deferred revenue	$2,325	$2,718	$2,839

Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the fiscal years ended July 31, 2024 and 2023 were as follows:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Balance at beginning of period	$2,718	$3,073	$2,839
Deferral of revenue	1,628	245	1,595
Recognition of deferred amounts upon satisfaction of performance obligation	(2,021)	(600)	(1,361)
Balance at end of period	$2,325	$2,718	$3,073

The Company expects to recognize approximately $2.2 million of the deferred revenue over the next twelve months and the remaining $0.1 million beyond that time period.

(15)OTHER GAINS, NET

The following table presents the components of "Other gains, net":

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Foreign currency exchange (losses) gains, net	$(154)	$446	$(510)
Other gains, net	930	5,242	4,471
	$776	$5,688	$3,961

Other gains, net for the fiscal year ended July 31, 2024 is primarily made up of $1.4 million grant income, offset partially by net realized/unrealized losses on investments and the SPHG Note.

Other gains, net for the May 1 to July 31, 2023 Successor Period is primarily made up of $5.1 million net realized gains recognized on the disposition of the Aerojet shares. See Note 4 - "Prepaid Expenses and Other Current Assets" for more information. Other gains, net for the August 1, 2022 to April 30, 2023 Predecessor Period was primarily due to: (1) $1.9 million gain from proceeds received from the sale of an investment and (2) $1.4 million settlement with a client.

(16)SHARE-BASED PAYMENTS

Share-Based Compensation Plans

The Company has adopted share-based compensation plans in order to provide incentives to directors, officers, employees and other individuals providing services to or on behalf of the Company and its subsidiaries. Where applicable, the disclosures below have been adjusted to reflect the Reverse/Forward Stock Split effective June 21, 2023.

On June 12, 2020, the Company's Board of Directors adopted, subject to stockholder approval, the Steel Connect, Inc. 2020 Stock Incentive Compensation Plan ("2020 Incentive Plan"), and on July 23, 2020, the 2020 Incentive Plan was approved. The 2020 Incentive Plan provides that the Company may grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and other cash based-awards. The 2020 Incentive Plan replaced the 2010 Incentive Award Plan, as amended (the "2010 Incentive Plan"). The Company also has a 2005 Non-Employee Director Plan (the "2005 Director Plan"). As of July 23, 2020, no additional grants may be issued under the 2010 Incentive Plan. Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan. Under the 2020 Incentive Plan, the Company may grant up to 529,821 shares of common stock of the Company in addition to (i) 393,015 shares of common stock previously available for issuance under the 2010 Incentive Plan and (ii) up to 113,627 shares of common stock subject to outstanding awards under the 2010 Incentive Plan, which if forfeited or lapse unexercised or are settled in cash and are not issued under the prior plan for any reason, may be issued under the 2020 Incentive Plan. As of July 31, 2024, 739,265 shares were available for future issuance under the 2020 Incentive Plan.

The Board of Directors administers all stock plans, approves the individuals to whom options will be granted, and determines the number of shares and exercise price of each option and may delegate this authority to a committee of the Board of Directors or to certain officers of the Company in accordance with Securities and Exchange Commission ("SEC") regulations and applicable Delaware law.

During the fiscal year ended July 31, 2024 and 2023, the Company awarded stock-based compensation under the 2020 Incentive Plan.

On December 15, 2017, under the 2010 Incentive Plan, the Board, upon the recommendation of the Special Committee and the Company's Compensation Committee, approved 428,571 restricted stock grants and 160,714 market based restricted stock grants to non-employee directors of the Company. The 428,571 restricted stock vested immediately on the grant date. The 160,714 market based restricted stock grants do not expire and vest upon the attainment of target stock price hurdles. As of July 31, 2020, 107,142 of the market based restricted stock grants had met the target stock price hurdles. The restricted stock grants and market based restricted stock grants were fully expensed as of July 31, 2021. As discussed in Note 12 - "Commitments and Contingencies", on August 13, 2021 and February 22, 2022, respectively the Company, together with certain of its current and former directors of the Board, entered into a memorandum of understanding and stipulation of settlement with Donald Reith in connection with the initial settlement of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action. Under the initial memorandum of understanding and separate letter agreements between the Company and the non-employee directors, such individuals agreed to surrender to the Company an aggregate 353,571 shares that they had initially received in December 2017 in consideration for services to the Company. As of December 31, 2021, the non-employee directors had surrendered to the Company an aggregate 353,571 shares.

For the fiscal year ended July 31, 2024, $0.6 million of share-based compensation expense was recorded in SG&A expenses in the consolidated statements of operations.

For the May 1 to July 31, 2023 Successor Period, $0.2 million of share-based compensation expense was recorded in SG&A expenses in the consolidated statements of operations. For the August 1, 2022 to April 30, 2023 Predecessor Period, $0.5 million of share-based compensation expense was recorded in SG&A expenses in the consolidated statements of operations.

Restricted Stock

Restricted stock consists of shares of common stock that are subject to restrictions on transfer and risk of forfeiture until the fulfillment of specified conditions. Restricted stock is expensed ratably over the term of the restriction period, ranging from one to five years unless there are performance conditions placed on the restricted stock, in which case the restricted stock is expensed using graded vesting. Restricted stock compensation expense for the fiscal years ended July 31, 2024 and 2023 was $0.6 million and $0.8 million, respectively.

A summary of the activity of the Company's restricted stock for the fiscal year ended July 31, 2024, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Share amounts in thousands)
Nonvested stock outstanding, July 31, 2023	54	$10.97
Granted	70	10.43
Vested	(55)	10.97
Forfeited	—	—
Nonvested stock outstanding, July 31, 2024	69	$10.43

The fair value of restricted shares is determined based on the market price of the Company's common stock on the grant date. The total grant date fair value of restricted stock that vested during the fiscal years ended July 31, 2024 and 2023 was approximately $0.6 million and $0.8 million, respectively. As of July 31, 2024, there was approximately $0.4 million of total unrecognized compensation cost related to restricted stock to be recognized over a weighted average period of 0.7 years.

Employee Stock Purchase Plan

The Company may offer to its employees an Employee Stock Purchase Plan (the "ESPP") under which an aggregate of 64,286 shares of the Company's stock may be issued. Employees who elect to participate in the ESPP instruct the Company to withhold a specified amount through payroll deductions during each quarterly period. On the last business day of each applicable quarterly payment period, the amount withheld is used to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market price on the first or last business day of the quarterly period. During the fiscal year ended July 31, 2024 and 2023, the Company issued zero shares under the ESPP. Approximately 8,284 shares are available for future issuance as of July 31, 2024.

(17)INCOME TAXES

The components of income before provision for income taxes are as follows:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Income before income taxes:
U.S.	$14,460	$9,866	$2,021
Foreign	6,497	(2,115)	7,069
Total income before income taxes	$20,957	$7,751	$9,090

The components of income tax (benefit) expense consist of the following:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Current provision (benefit):
Federal	$53	$72	$487
State	(141)	(110)	48
Foreign	1,535	(110)	1,095
	1,447	(148)	1,630
Deferred (benefit) provision:
Federal	(62,128)	—	—
State	(6,410)	—	—
Foreign	68	(250)	—
	(68,470)	(250)	—
Total tax (benefit) provision	$(67,023)	$(398)	$1,630

As of July 31, 2024, the Company recorded a non-current deferred tax asset of $68.3 million and a non-current deferred tax liability of $0.3 million in "Deferred tax asset" and "Other long-term liabilities", respectively. As of July 31, 2023, the Company recorded a non-current deferred tax asset of $0.3 million and a non-current deferred tax liability of $0.8 million in "Deferred tax asset" and "Other long-term liabilities," respectively. The components of deferred tax assets and liabilities are as follows:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Deferred tax assets:
Accruals and reserves	$2,667	$2,645
Tax basis in excess of financial basis for intangible and fixed assets	166	175
Lease liability	3,031	3,574
Convertible debt	25	—
Research and experiment	43	—
Interest expense disallowance	—	—
Credit carry forwards	25	25
Net operating loss and capital loss carry forwards	85,157	95,832
Total gross deferred tax assets	91,114	102,251
Less: valuation allowance	(12,721)	(90,436)
Net deferred tax assets	$78,393	$11,815
Deferred tax liabilities:
Financial basis in excess of tax basis for intangible and fixed assets	$(7,262)	$(8,446)
Right-of-use asset	(2,838)	(3,454)
Prepaid expenses	(322)	—
Convertible debt	—	(404)
Total gross deferred tax liabilities	(10,422)	(12,304)
Net deferred tax assets (liabilities)	$67,971	$(489)

The net change in the total valuation allowance for the fiscal year ended July 31, 2024 was a decrease of approximately $77.7 million. This decrease is primarily due to release of the U.S. valuation allowance associated with the company’s NOLs. During the fiscal year ended July 31, 2024, the Company reassessed the need for a valuation allowance against its deferred tax assets. As described in Part I, Item 7 "Critical Accounting Estimates - Income Taxes", after considering historical and projected future taxable income and existing taxable temporary differences, the Company determined that it is more likely than not that the deferred tax assets will be realized. As a result, the Company released substantially all of its valuation allowance on the NOLs carried forward after July 31, 2024, other than the valuation allowance relating to approximately $0.9 million of state NOLs that the Company anticipates will expire unutilized. This release of the valuation allowance resulted in a non-cash income tax benefit of $73.4 million for the year ended July 31, 2024, which increased from the income tax benefit of $71.5 million in the third quarter of fiscal year 2024 due to an increase in taxable income that resulted in more NOLs being utilized before their expiration at fiscal year end. A valuation allowance has also been recorded against the gross deferred tax asset in certain foreign subsidiaries because management believes that after considering all the available objective evidence, both positive and negative, historical and prospective, it is more likely than not that certain assets will not be realized. The net change in the total valuation allowance for the fiscal year ended July 31, 2023 was a decrease of approximately $390.7 million.

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

The Company has estimated its fiscal year 2024 global intangible low-taxed income ("GILTI") inclusion based on its current year foreign activity. The foreign entities have minor earnings and profit adjustments that will be factored in as part of the tax return filing. These amounts are not material and will not have a significant impact on the overall tax provision or disclosure. Due to the net operating losses available in the U.S., the Company is not entitled to a Section 250 deduction, which is why the total income amount has been recorded as the GILTI inclusion. The Company has made an accounting policy election, as allowed by the SEC and FASB, to recognize the impact of GILTI within the period incurred. Therefore, no U.S. deferred taxes are provided in GILTI inclusions of future foreign subsidiary earnings.

The Company has net operating loss carryforwards for federal and state tax purposes of approximately $321.6 million and $116.1 million, respectively, at July 31, 2024. As of July 31, 2024, approximately $30.8 million of net operating loss carryforwards for federal and state tax purposes expired. $225.0 million of the company's federal net operating losses will expire from the fiscal year ending July 31, 2027 through the fiscal year ended July 31, 2038 and the remainder federal net operating losses of $96.6 million has an indefinite carryforward period. The state net operating losses will expire from the fiscal year ended July 31, 2026 through the fiscal year ended July 31, 2042. The Company has a foreign net operating loss carryforward of approximately $71.3 million, of which $68.8 million has an indefinite carryforward period.

Income tax (benefit) expense attributable to income differs from the expense computed by applying the U.S. federal income tax rate of 21.0% to income before income taxes as a result of the following:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Computed "expected" income tax expense (benefit)	$4,401	$1,627	$1,909
Increase (decrease) in income tax expense resulting from:
Change in valuation allowance	(77,845)	(350,469)	(424)
Foreign tax rate differential	(166)	(255)	(50)
Nondeductible expenses	29	459	—
Foreign withholding taxes	(157)	245	147
Foreign other adjustments	167	(246)	—
GILTI	944	1,141	—
Change in uncertain tax position reserves	(259)	(430)	11
Section 78 gross-up	270	—	—
State income taxes, net of federal benefit	869	(1,916)	37
Expiration of net operating loss	5,027	347,462	—
Deferred true-up	(361)	1,786	—
Other	58	198	—
Actual income tax (benefit) expense	$(67,023)	$(398)	$1,630

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

The Company operates in multiple taxing jurisdictions, both within and outside of the United States. As of July 31, 2024 and 2023, the total amount of the liability for unrecognized tax benefits, including interest, related to federal, state and foreign taxes was approximately $0.1 million and $0.4 million, respectively. To the extent the unrecognized tax benefits are recognized, the entire amount would impact income tax expense. The Company expects that there will be a $0.1 million reduction of the unrecognized tax benefits in the next twelve months related to the U.S. state income tax exposure as a result of a lapse in the applicable statute of limitations.

The Company files income tax returns in the U.S., various states and in foreign jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended July 31, 2021 through July 31, 2024. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2016 through 2023 tax years remain subject to examination in most locations while the Company's 2012 through 2023 tax years remain subject to examination in most Asia locations.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Balance as of beginning of year	$274	$571
Reductions for lapses in statute of limitations	(189)	(297)
Balance as of end of year	$85	$274

In accordance with the Company's accounting policy, interest related to income taxes is included in the provision for income taxes line of the consolidated statements of operations. For the fiscal years ended July 31, 2024 and 2023, the Company has not recognized any material interest expense related to uncertain tax positions. As of July 31, 2024 and 2023, the Company had recorded liabilities for increases in interest expense related to uncertain tax positions for an immaterial amount. The Company expects $0.1 million of unrecognized tax benefits and related interest will reverse in the next twelve months.

(18)EARNINGS PER SHARE

Earnings Per Share

As discussed in Note 2 - "Summary of Significant Accounting Policies", the Reverse/Forward Stock Split was effective on June 21, 2023. The Company’s shares of outstanding common stock and earnings per share amounts have been retroactively restated for all periods presented for the Reverse/Forward Stock Split. The following table reconciles net income per share for the periods below:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands, except per share data)
Reconciliation of net income to net income attributable to common stockholders after assumed conversions:
Net income	$87,980	$8,149	$7,460
Less: Preferred dividends on Series C preferred stock	(2,135)	(537)	(1,593)
Net income available to common stockholders	85,845	7,612	5,867
Less: Undistributed earnings allocated to participating securities	(65,336)	(5,803)	—
Net income attributable to common stockholders	$20,509	$1,809	$5,867

Effect of dilutive securities:
Interest costs on SPHG Note	$971	$—	$—
Dividends on Series C preferred stock	2,135	537	1,593
Undistributed earnings allocated to Series E preferred stock	65,336	5,803	—
Net income attributable to common stockholders - assuming dilution	$88,951	$8,149	$7,460

Net income per common share - basic	$3.30	$0.29	$0.91

Net income per common share - diluted	$3.11	$0.29	$0.89

Weighted average common shares outstanding - basic	6,218	6,177	6,449
Effect of dilutive securities:
Common stock equivalents - Restricted stock and restricted stock shares	64	60	55
Common stock equivalents - SPHG Note	584	—	—
Common stock equivalents - Series C Preferred Stock	1,913	1,913	1,913
Common stock equivalents - Series E Preferred Stock	19,810	19,810	—
Weighted average common shares outstanding - diluted	28,589	27,960	8,417

The Company calculates basic and diluted net income per common share using the two-class method, as the Series E Convertible Preferred Stock issued in the Exchange Transaction meets the definition of a participating security. The two-class method is an allocation formula that determines net income per common share for each share of common stock and Series E Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series E Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Series E Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends or other distributions on the shares of Common Stock as if, immediately prior to each record date for payment of dividends or other distributions on the Common Stock, shares of Series E Preferred Stock then outstanding were converted into shares of Common Stock. Basic net income per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Net income attributable to common stockholders for the period includes dividends paid to common stockholders during the period plus a proportionate share of undistributed net income allocable to common stockholders for the period; the proportionate share of undistributed net income allocable to common stockholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period. Diluted net income per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of restricted common stock (calculated based on the treasury stock method) and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method), using the more dilutive of either the two-class method or as-converted stock method.

The Company was not required to apply the two-class method during the August 1, 2022 to April 30, 2023 Predecessor Period as there were no participating securities, and as such, there were no changes to the Predecessor Period other than the retroactive restatement for the Reverse/Forward Stock Split discussed previously.

The below details certain exclusions from the calculation of diluted net income per share for the fiscal year ended July 31, 2024, the May 1 to July 31, 2023 Successor Period and the August 1, 2022 to April 30, 2023 Predecessor Period as their inclusion would have been antidilutive:

No exclusions were required from the calculation of diluted net income per share for the fiscal year ended July 31, 2024, as all securities were considered dilutive.

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

(19)ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) represents the cumulative other comprehensive income (loss) items that are reported separate from net income and detailed on the Consolidated Statements of Comprehensive Income (Loss).

As discussed in Note 1 - "Nature of Operations", we have elected to apply push-down accounting as of the Exchange Transaction date, May 1, 2023. As part of this election, the Company's accumulated other comprehensive income (loss) was reset to zero at the Exchange Transaction date.

The components of accumulated other comprehensive income, net of income taxes, are as follows:

	Foreign currency items	Pension items	Total
	(In thousands)
Accumulated other comprehensive income (loss) at July 31, 2022 (Predecessor)	$6,063	$(1,923)	$4,140
Foreign currency translation adjustment	999	—	999
Pension liability adjustments	—	(1,078)	(1,078)
Net current-period other comprehensive income (loss)	999	(1,078)	(79)
Accumulated other comprehensive income (loss) at April 30, 2023 (Predecessor)	7,062	(3,001)	4,061

Application of pushdown accounting	(7,062)	3,001	(4,061)
Accumulated other comprehensive income (loss) at May 1, 2023 (Successor)	—	—	—
Foreign currency translation adjustment	(623)	—	(623)
Pension liability adjustments	—	36	36
Net current-period other comprehensive (loss) income	(623)	36	(587)
Accumulated other comprehensive (loss) income at July 31, 2023 (Successor)	(623)	36	(587)
Foreign currency translation adjustment	(476)	—	(476)
Pension liability adjustments	—	(444)	(444)
Net current-period other comprehensive loss	(476)	(444)	(920)
Accumulated other comprehensive loss at July 31, 2024 (Successor)	$(1,099)	$(408)	$(1,507)

In both the fiscal years ended July 31, 2024 and 2023, the Company recorded an immaterial amount in taxes related to other comprehensive loss.

(20)STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

The amount of cash, cash equivalents and restricted cash as of July 31, 2024 and 2023 in the consolidated statements of cash flows is reconciled to the Company's consolidated balance sheets as follows:

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Cash and cash equivalents	$248,614	$121,372
Funds held for clients	2,576	2,031
Cash, cash equivalents and restricted cash	$251,190	$123,403

Cash used for operating activities reflect cash payments for interest and income taxes as follows:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Cash paid for interest	$1,009	$9	$1,145
Cash paid for income taxes	$2,204	$3,008	$—

Cash paid for taxes can be lower than income tax expense as shown on the Company's consolidated statements of operations due to the timing of required payments in relation to recorded expense, which can cross fiscal years.

Non-Cash Activities

There were no non-cash investing activities for the fiscal year ended July 31, 2024. Non-cash investing activities during the May 1 to July 31, 2023 Successor Period included $154.5 million for unsettled proceeds from the disposition of the Aerojet shares. The proceeds were received in August 2023.

Non-cash financing activities during the fiscal years ended July 31, 2024 and 2023 included the issuance of approximately 0.1 million and 0.1 million shares, respectively, of non-vested common stock, valued at approximately $0.7 million and $0.7 million, respectively, to certain employees and non-employees of the Company. The Company also approved $57.4 thousand of accelerated compensation cost related to unvested shares that were approved to vest during the fiscal year ended July 31, 2023. Additionally, non-cash financing activities during the May 1 to July 31, 2023 Successor Period included the issuance of $202.7 million of Series E Preferred Stock in exchange for 3.6 million shares of common stock, par value $0.10 per share, of Aerojet held by Steel Holdings in the Exchange Transaction.

(21)STOCKHOLDERS' EQUITY

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

Series E Preferred Stock

On May 1, 2023, the Company and Steel Holdings executed a series of agreements in which the Steel Partners Group agreed to transfer certain marketable securities held by the Steel Partners Group to Steel Connect in exchange for 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock”, and, such transfer the “Transfer and Exchange Agreement”). Pursuant to the Transfer and Exchange Agreement, the Company held a special stockholders’ meeting on June 6, 2023 (the “Special Meeting”) to consider and vote upon the rights of the Series E Preferred Stock to vote and receive dividends together with the Common Stock on an as-converted basis and the issuance of the Company's common stock (the "Common Stock") upon conversion of the Series E Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq (the “Nasdaq Proposal”). Following approval of the Nasdaq Proposal by the Steel Connect stockholders (the “Stockholder Approval”), the Series E Convertible Preferred Stock became convertible into an aggregate of 19.8 million shares of the Common Stock, and votes together with the Common Stock and participates in any dividends paid on the Common Stock, in each case on an as-converted basis. Refer to Note 24 - "Related Party Transactions" for more information on the Voting Agreement.

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

(22)FAIR VALUE MEASUREMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liabilities measured at fair value on a recurring basis as of July 31, 2024 and 2023, classified by fair value hierarchy:

	Successor	Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2024	Level 1	Level 2	Level 3
Assets:
Money market funds	$235,221	$235,221	$—	$—
Convertible loan note investment	—	—	—	—
Other investments	41,376	41,376	—	—

Liabilities:
SPHG Note	$12,903	$—	$—	$12,903

	Successor	Fair Value Measurements at Reporting Date Using
(In thousands)	July 31, 2023	Level 1	Level 2	Level 3
Assets:
Money market funds	$85,269	$85,269	$—	$—

Liabilities:
SPHG Note	$12,461	$—	$—	$12,461

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
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company's assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets and goodwill and other intangible assets. The Company reviews the carrying amounts of these assets whenever certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recognized when the carrying amount of the asset group or reporting unit is not recoverable and exceeds its fair value. The Company estimates the fair values of assets subject to impairment based on the Company's own judgments about the assumptions that market participants would use in pricing the assets and on observable market data, when available.
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
Following is a summary of changes in financial assets and liabilities measured using Level 3 inputs:

(in thousands)	SPHG Note (a)	Convertible Loan Note Investment (a)
Balance as of July 31, 2023 (Successor)	$12,461	$—
Purchases	—	1,227
Change in fair value	442	(1,227)
Balance as of July 31, 2024 (Successor)	$12,903	$—
(a) Unrealized losses are recorded in Other gains, net within the condensed consolidated statements of operations.
Valuation Techniques
Included in cash and cash equivalents in the accompanying consolidated balance sheets are money market funds. These are valued at quoted market prices in active markets.
The Company uses quoted market prices to determine the fair value of investments in equity securities with readily determinable fair value.
Prior to the date of the Exchange Transaction, the Company did not measure the fair value of the SPHG Note on a recurring basis, as the assumption was that the carrying value of the liability component of the SPHG Note approximated fair value because the stated interest rate of this debt was consistent with current market rates. In conjunction with the application of pushdown accounting, the Company now measures the fair value of the SPHG Note on a recurring basis. Refer to Note 10 - "Debt" for further details. The Company estimates the value of the SPHG Note using a Binomial Lattice Model. Key inputs in the valuation include the trading price and volatility of Steel Connect's common stock, the risk-free rate of return, as well as the dividend rate, conversion price, and maturity date. The Company recognized $0.4 million and $0.5 million in unrealized losses in Other gains, net within the condensed consolidated statements of operations for the fiscal year ended July 31, 2024 and during the May 1 to July 31, 2023 Successor Period, respectively, as a result of the fair value measurements performed. There were no unrealized gains or losses recognized during the August 1 to April 30, 2023 Predecessor Period. The Company determined that there have been no changes to the fair value of the SPHG Note from the second quarter of fiscal year 2024, given that the fair value remeasurement performed as of January 31, 2024 yielded $12.9 million, which equates to the principal balance remaining on the SPHG Note. The SPHG Note matured on September 1, 2024 and the Company paid off the outstanding principal and accrued interest for the SPHG Note upon its maturity.
As discussed in Note 6 - "Investments", the Company elected the fair value option to account for their convertible loan note investment. In April 2024, the Company determined that the fair value of the investment is zero. As such, the Company recorded a loss of $1.2 million to the condensed consolidated statement of operations during the third quarter of fiscal year 2024. As of July 31, 2024, there was no new information available that would indicate that the fair value of the convertible loan note investment had changed. There were no unrealized gains or losses recorded to the condensed consolidated statement of operations during the fiscal year ended July 31, 2023, as the convertible loan note investment was a new investment in October 2023.

(23)SEGMENT INFORMATION

Subsequent to the Company’s disposition of the Direct Marketing reportable segment in the IWCO Direct Disposal in February 2022, the Company has one reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of activity related to business development to manage investments and cash, as well as costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segment. The Corporate-level balance sheet information includes cash and cash equivalents, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segment. All significant intra-segment amounts have been eliminated. Management evaluates segment performance based on segment net revenue and operating income (loss).

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

Summarized financial information of the Company's operations by operating segment is as follows:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Net revenue:
Supply Chain	$174,109	$40,804	$148,283
Total segment net revenue	$174,109	$40,804	$148,283
Operating income:
Supply Chain	13,739	3,328	16,488
Corporate-level activity	(6,278)	(1,707)	(9,699)
Total operating income	7,461	1,621	6,789
Total other income	13,496	6,130	2,301
Income before income taxes	$20,957	$7,751	$9,090

	Successor
	July 31, 2024	July 31, 2023
	(In thousands)
Total assets:
Supply Chain	$149,198	$146,614
Corporate	336,430	264,567
Total assets	$485,628	$411,181

Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Capital expenditures	$3,965	$807	$1,311
Depreciation expense	1,826	456	1,427

Summarized financial information of the Company's net revenue by geographic location is as follows:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
		(In thousands)
Mainland China	$61,339	$14,649	$48,049
United States	40,860	8,800	38,262
Netherlands	21,720	5,774	15,149
Singapore	17,144	4,448	14,940
Czech	14,320	3,336	19,497
Other	18,726	3,797	12,386
Total consolidated net revenue	$174,109	$40,804	$148,283

(24)RELATED PARTY TRANSACTIONS

As of July 31, 2024, the Steel Partners Group beneficially owned approximately 89.7% of our outstanding capital stock, including the if-converted value of the SPHG Note and shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our Common Stock. The exclusion of the if-converted value of the SPHG Note would have resulted in the Steel Partners Group holding approximately 89.5% of our outstanding capital stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, our Vice Chairman of the Board of Directors and former Chief Administrative Officer, is an employee of Steel Services. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director. Joseph Martin, one of our directors, is the Chief Administrative Officer and Chief Legal Officer of Steel Holdings. Ryan O'Herrin, our Chief Financial Officer, is the Chief Financial Officer of Steel Holdings.

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

During the fiscal year ended July 31, 2024, and the May 1 to July 31, 2023 Successor Period, the Company recognized interest expense of $1.0 million and $0.3 million, respectively, associated with the SPHG Note. During the August 1, 2022 to April 30, 2023 Predecessor Period, the Company recognized interest expense of $2.5 million associated with the SPHG Note.
The SPHG Note matured on September 1, 2024, and the Company paid off the outstanding principal and accrued interest for the SPHG Note upon its maturity.

Preferred Stock Transactions

Refer to Note 21 – “Stockholders’ Equity” for information on the Series C Preferred Stock Purchase Agreement with SPHG Holdings. During each of the fiscal years ended July 31, 2024 and 2023, the Company paid dividends of $2.1 million and $2.1 million, respectively, associated with the Series C Convertible Preferred Stock.

Refer to Note 21 – “Stockholders’ Equity” for information on the Transfer and Exchange Agreement with the Steel Partners Group, where the Company exchanged 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect for certain marketable securities held by the Steel Partners Group.
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

Currently, the Stockholders' Agreement also provides that 70% of the net proceeds received by the Company upon resolution of the Reith litigation will be distributed to the Company’s stockholders with the SP Investors agreeing to waive their portion of any such distribution to the extent of any shares of common stock held as of the date of the Stockholders’ Agreement or issuable upon conversion of the Series E Convertible Preferred Stock held by the SP Investors and the Series C Convertible Preferred Stock of Steel Connect, and the SPHG Note. Any amendment to the Stockholders’ Agreement by the Company prior to the date that any person or group of related persons owns 100% of the equity securities of the Company requires the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable. As described in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, if the Proposed Settlement is approved, the Company will make certain changes to the Stockholders’ Agreement as described above, including that 100% of the net proceeds received by the Company upon resolution of the Reith litigation will be distributed to the Company's stockholders.

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

Total expenses incurred related to the management services agreements for the Successor and Predecessor periods are below and are recorded within the consolidated statements of operations to Selling, general and administrative expense:

	Successor		Predecessor
	Fiscal Year Ended July 31,	May 1 to July 31,	August 1, 2022 to April 30,
	2024	2023	2023
	(In thousands)
Management services agreement expenses	$2,936	$617	$1,736

As of July 31, 2024 and 2023, amounts due to Steel Services were $0.1 million and $0.7 million, respectively and are recorded within the consolidated balance sheets as a component of Accounts payable.

ModusLink Employee Stock Awards

On May 14, 2024, the Company agreed to reimburse Steel Holdings for the issuance by Steel Holdings of restricted limited partnership units to certain ModusLink employees.

Total expenses incurred related to the ModusLink Stock Awards were $0.2 million for the fiscal year ended July 31, 2024. As of July 31, 2024, amounts due to Steel Services were $0.2 million and are recorded within the consolidated balance sheets as a component of Accounts payable.

Air Travel

The Company reimburses SP General Services, LLC (an affiliate of Steel Holdings), rather than Steel Services, for expenses for business-related air travel, which relates to services provided to the Company by Warren G. Lichtenstein as Interim Chief Executive Officer as well as certain of the Company’s executive officers whose services are provided to the Company under the STCN Management Services Agreement or the ModusLink Management Services Agreement. During the fiscal year ended July 31, 2024, SP General Services, LLC incurred $1.8 million in expenses for business-related air travel. During the fiscal year ended July 31, 2023, SP General Services, LLC did not incur any reportable expenses for such business-related air travel. As of July 31, 2024, amounts due to SP General Services, LLC were $1.6 million. There was no balance due to SP General Services, LLC as of July 31, 2023.

ITEM 9.— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.— CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of July 31, 2024.

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

Under the supervision of and with the participation of management, including the Interim Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.— OTHER INFORMATION

During the three months ended July 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

During the fiscal year ended July 31, 2024, we made no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors, as described in our definitive proxy statement on Schedule 14A filed with the SEC on July 31, 2024.

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

Equity Compensation Plan Information as of July 31, 2024

The following table sets forth certain information regarding the Company's equity compensation plans as of July 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	747,549	(1)(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	747,549
_____________
(1)Includes:
▪Approximately 8,284 shares available for issuance under the Company's Amended and Restated 1995 Employee Stock Purchase Plan, as amended.
▪739,265 shares available for future issuance under the 2020 Stock Incentive Compensation Plan.
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

3.3
Certificate of Elimination of Series B Junior Participating Preferred Stock of ModusLink Global Solutions, Inc., dated March 26, 2013 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 26, 2013.

3.4
Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on December 29, 2014 is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2015.

3.5
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

3.8
Certificate of Designation of Rights, Preferences and Privileges of Series D Junior Participating Preferred Stock filed with the Secretary of State of the State of Delaware on January 19, 2018 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2018.

3.9
Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware on February 20, 2018 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 26, 2018 .

3.10
Amendment to Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 12, 2018 is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 16, 2018.

3.11
Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Steel Connect, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with on May 1, 2023.

3.12
Certificate of Elimination of the Series A Junior Participating Preferred Stock of Steel Connect, Inc. is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2023.

3.13
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

10.5++
Management Services Agreement, dated as of June 1, 2019, between Steel Services Ltd. and Steel Connect, Inc. is incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K filed on October 15, 2019.

10.6
Amendment No. 1 to Management Services Agreement, dated as of October 27, 2022, between Steel Services Ltd. and Steel Connect, Inc. is incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on November 9, 2022.

10.7
Amendment No. 2 to Management Services Agreement, dated as of October 25, 2023, between Steel Services Ltd. and Steel Connect, Inc. is incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on November 8, 2023.

10.8
Management Services Agreement, dated as of October 25, 2023, between Steel Services Ltd. and ModusLink Corporation is incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on November 8, 2023.

10.9*	Steel Connect, Inc. 2020 Stock Incentive Compensation Plan is incorporated herein by reference to Appendix II of the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on June 29, 2020.

10.10*
Form of Restricted Stock Award Agreement under the Steel Connect, Inc. 2020 Stock Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.37 to the Registrant's Annual Report on Form 10-K filed on October 29, 2021.

10.11*
Form of Indemnification Agreement by and between the Company and its directors and officers is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2021.

10.12†
Credit Agreement, dated as of March 16, 2022, between ModusLink Corporation, as borrower, and Umpqua Bank, as Lender is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2022.

10.13
First Amendment to Credit Agreement dated March 13, 2023 is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2023.

10.14
Transfer and Exchange Agreement, dated as of April 30, 2023, by and among Steel Partners Holdings L.P., Steel Excel, Inc., WebFinancial Holding Corporation and Steel Connect, Inc. is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2023.

10.15
Stockholders’ Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holdings L.P., and the other stockholders signatory therein is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2023.

10.16
Voting Agreement, dated as of April 30, 2023, by and among Steel Connect, Inc., Steel Partners Holding L.P., WebFinancial Holding Corporation, WHX CS, LLC, WF Asset Corp., Steel Partners, Ltd., Warren G. Lichtenstein, and Jack L. Howard is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 1, 2023.

10.17*	ModusLink Corporation Long Term Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2023.

10.18*	Form of Award Agreement Under the ModusLink Corporation Long Term Incentive Plan is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2023.

10.19
Second Amendment to Credit Agreement, dated as of May 1, 2024, by and between ModusLink Corporation, as borrower, and Umpqua Bank, as lender and agent is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2024.

10.20*	Restricted Limited Partnership Unit Agreement for Fawaz Khalil is incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024.

19.1†**	Insider Trading Policy.

21**	Subsidiaries of the Registrant.

23.1**	Consent of Deloitte & Touche LLP.

23.2**	Consent of BDO USA, P.C.

24.1**	Power of Attorney (included on the signature page of this Annual Report on Form 10-K).

31.1**	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certification of the Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Principal Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Steel Connect Inc. Policy for the Recovery of Erroneously Awarded Compensation

101**	Interactive Data Files Pursuant to Rule 405 of Regulation S-T formatted in Inline XBRL: (i) Audited Consolidated Balance Sheet as of July 31, 2024, (ii) Audited Consolidated Statement of Operations for the fiscal year ended July 31, 2024, (iii) Audited Consolidated Statement of Comprehensive Income for the fiscal year ended July 31, 2024, (iv) Audited Consolidated Statement of Stockholders' Equity for the fiscal year ended July 31, 2024, (v) Audited Consolidated Statement of Cash Flows for the fiscal year ended July 31, 2024 and (vi) Notes to Audited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

STEEL CONNECT, INC.

Date: November 6, 2024	By:	/S/ WARREN G. LICHTENSTEIN
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

Signature	Title	Date

/S/ WARREN G. LICHTENSTEIN	Interim Chief Executive Officer, Executive Chairman of the Board and Director	November 6, 2024
Warren G. Lichtenstein	(Principal Executive Officer)

/S/ RYAN O'HERRIN	Chief Financial Officer	November 6, 2024
Ryan O'Herrin	(Principal Financial Officer)

/S/ GARY W. TANKARD	Chief Accounting Officer	November 6, 2024
Gary W. Tankard	(Principal Accounting Officer)

/S/ JEFFREY J. FENTON	Director	November 6, 2024
Jeffrey J. Fenton

/S/ GLEN M. KASSAN	Vice Chairman and Director	November 6, 2024
Glen M. Kassan

/S/ JOSEPH MARTIN	Director	November 6, 2024
Joseph Martin

/S/ JEFFREY S. WALD	Director	November 6, 2024
Jeffrey S. Wald

/S/ JACK L. HOWARD	Director	November 6, 2024
Jack L. Howard

/S/ RENATA SIMRIL	Director	November 6, 2024
Renata Simril