Form 10-K/A
period 2024-07-31
Steel Connect, Inc.
filed 2024-11-25
CIK 914712

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From        to

Commission file number: 001-35319

Steel Connect, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2921333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(914) 461-1276

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	STCN	Nasdaq Capital Market

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant computed with reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $36.3 million.

On November 13, 2024, the Registrant had 6,335,641 outstanding shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Deloitte & Touche LLP	New York, NY	34

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of Steel Connect, Inc. (the “Company”) for the fiscal year ended July 31, 2024 (“Fiscal 2024”), filed with the Securities and Exchange Commission (the “SEC”) on November 6, 2024 (the “Original Form 10-K”), is to include the information required by Part III, Items 10 through 14. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors and filed no later than 120 days after an issuer’s fiscal year end. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than incorporation by reference to a proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K is hereby amended to include as new Exhibits 31.3 and 31.4 the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

As used below, the term “2024 Annual Meeting of Stockholders” refers to the annual meeting of stockholders to be held after the fiscal year ended July 31, 2024, the term “2025 Annual Meeting of Stockholders” refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2025 and the term “2026 Annual Meeting of Stockholders” refers to the annual meeting of stockholders to be held after the fiscal year ending July 31, 2026.

Class I Directors Continuing in Office until the 2024 Annual Meeting of Stockholders

Warren G. Lichtenstein. Mr. Lichtenstein, age 59, has served as the Chairman of the Board and as a director of the Company since March 2013, and as its Executive Chairman since June 2016. Effective December 4, 2018, Mr. Lichtenstein assumed the additional role of Interim Chief Executive Officer of the Company. Mr. Lichtenstein had previously served as the Company’s Interim Chief Executive Officer from March 2016 until June 2016. Mr. Lichtenstein has served as Executive Chairman of the Board of Steel Partners Holdings GP Inc. (“Steel Holdings GP”) since February 2013. Steel Holdings GP is the general partner of Steel Partners Holdings L.P. (“Steel Holdings”). Mr. Lichtenstein is the founder of Steel Holdings and has been associated with Steel Holdings and its predecessors and affiliates since 1990. Mr. Lichtenstein previously served as a director of Aerojet Rocketdyne Holdings, Inc., a manufacturer of aerospace and defense products with a real estate business segment, from March 2008 to June 2022 and served as Executive Chairman from June 2016 to June 2022. Mr. Lichtenstein studied at Tulane University and the University of Pennsylvania, where he received a Bachelor of Arts in Economics. Mr. Lichtenstein brings to the Board extensive experience in corporate finance, executive management and investing, deep knowledge from serving as a director and advisor to a diverse group of public companies in the U.S. and Asia and significant operations experience in manufacturing, aerospace, defense, banking and the Steel Business System (the methodology used by Steel Holdings to invest and to manage its businesses).

Glen M. Kassan. Mr. Kassan, age 81, has served as a Director of the Company since March 2013. He served as the Company’s Chief Administrative Officer from May 2014 until January 2015. Mr. Kassan served as a Director of Handy & Harman Ltd. (formerly known as WHX Corporation) (“HNH”), from July 2005 until May 2015, including as Vice Chairman of its board from October 2005 until May 2015. He served as HNH’s Chief Executive Officer from October 2005 until December 2012. He has been associated with Steel Holdings and its affiliates since August 1999, including serving as an employee of Steel Services, Ltd. (“Steel Services”) until October 2024. Steel Services is an indirect wholly-owned subsidiary of Steel Holdings. He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of Steel Holdings from June 2000 to April 2007. He served as a director of SLI from January 2002, and the Chairman of its board from May 2008, until SLI was acquired by HNH in June 2016. He previously served as the Vice Chairman of SLI’s board from August 2005 to May 2008, its President from February 2002 to August 2005, its interim Chief Executive Officer in June 2010 and its interim Chief Financial Officer from June 2010 to August 2010. Mr. Kassan brings to the Board his years of experience and record of success in leadership positions in industrial and other public companies having attributes similar to the Company, as well as the expertise in capital markets and corporate finance.

Class II Directors Continuing in Office until the 2025 Annual Meeting of Stockholders

Jack L. Howard. Mr. Howard, age 63, has served as a Director of the Company since December 2017. He has served as President of Steel Holdings since July 2009, and has been a member of the board of directors of the general partner of Steel Holdings since October 2011. Mr. Howard also served as the Assistant Secretary of Steel Holdings from July 2009 until September 2011 and as Secretary from September 2011 until January 2012. Mr. Howard has been associated with Steel Holdings and its predecessors and affiliates since 1993. Mr. Howard has been a Financial Industry Regulatory Authority registered broker-dealer since 1989. Mr. Howard has been a director of HNH since July 2005, and previously served as Vice Chairman of the HNH board and as HNH’s Principal Executive Officer. Mr. Howard has been a director of Steel Excel Inc. (“Steel Excel”) since December 2007, and previously served as Vice Chairman of Steel Excel’s board of directors and Principal Executive Officer of Steel Excel. Since February 2018, Mr. Howard has been the Executive Chairman of WebBank, a state-chartered industrial bank and wholly-owned subsidiary of Steel Holdings. He is the President of SP General Services, LLC, an affiliate of Steel Holdings. Mr. Howard previously served as a Director and Chairman of the Board of iGo, Inc., from August 2013 until January 2022. He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63. Mr. Howard graduated from the University of Oregon with a bachelor’s degree in finance. Mr. Howard brings to the Board managerial and investing experience in a broad range of businesses, as well as his service on the boards of directors and committees of both public and private companies.

Joseph Martin. Joseph Martin, age 47, has served as a Director of the Company since September 2023. Mr. Martin has been Chief Administrative Officer and Chief Legal Officer of Steel Holdings since June 2023. He previously served as the General Counsel and Corporate Secretary of Clover Health Investments, Corp. from March 2022 until June 2023 where he oversaw the legal, compliance, business development and cyber security functions. From August 2020 to March 2022, Mr. Martin served as General Counsel of Steel Holdings and General Counsel and Chief Compliance Officer of the Company, where, in each case, he oversaw the legal and compliance functions. Mr. Martin also held several legal and compliance-focused positions at Louisiana-Pacific Corporation from September 2018 to August 2019, including Interim General Counsel and Secretary from May 2019 to August 2019, and General Counsel for the OSB and EWP division from September 2018 to May 2019. From July 2009 to September 2018, Mr. Martin held several positions at Georgia-Pacific LLC, including Assistant General Counsel and Assistant Secretary. Mr. Martin holds a B.A. in Economics and History from the University of California, Berkeley, and a J.D. from Harvard Law School. Mr. Martin brings to the Board significant legal and compliance experience.

Class III Directors Continuing in Office until the 2026 Annual Meeting of Stockholders

Jeffrey J. Fenton. Mr. Fenton, age 67, has served as a Director of the Company since November 2010. Mr. Fenton was initially appointed to the Board pursuant to a Settlement Agreement among the Company, LCV Capital Management, LLC, Raging Capital Management, LLC and certain of their affiliates, dated October 20, 2010. He served as Senior Vice President, Business Development of United Rentals, Inc., a construction and industrial equipment rental company, from January 2013 to June 2022. Since March 2004, Mr. Fenton has served as a principal of Devonshire Advisors LLC, an advisory services firm. From March 2004 to April 2008, Mr. Fenton also served as Senior Advisor to Cerberus Capital Management L.P., a leading private investment firm. Mr. Fenton previously served as a director of Bluelinx Holdings Inc., Formica Corporation, IAP Worldwide Services, Global Motorsports Group, Inc. and Transamerica Trailer Leasing Co. Mr. Fenton earned a Bachelor of Science degree in Mechanical Engineering from Northeastern University and a Master of Science degree in Management from Massachusetts Institute of Technology. Mr. Fenton brings to the Board significant finance, international business and leadership experience, having served as a senior advisor at a leading private investment firm as well as chief executive officer of a major industrial company.

Jeffrey S. Wald. Mr. Wald, age 50, has served as a Director of the Company since February 2012. Mr. Wald was elected to the Board at the Company’s 2011 annual meeting of stockholders after being nominated for election by Peerless Systems Corporation. Mr. Wald is currently the Founder and CEO of Boomerang Intelligence, an enterprise software platform that enables companies to engage with their former workers. From May 2010 until September 2020, Mr. Wald was the President, Chief Operating Officer and Chief Financial Officer of Work Market, Inc., an enterprise software platform that enables companies to manage their on-demand labor (sold to Automated Data Processing, Inc. in January 2018), and of which he was the Founder. From May 2008 to May 2010, Mr. Wald was a Managing Director at Barington Capital Group, L.P., an activist hedge fund manager. From March 2007 through May 2008, Mr. Wald was the Chief Operating Officer and Chief Financial Officer of Spinback, Inc., an internet commerce company (sold to Buddy Media Corporation), of which he is also the Founder. From January 2003 to March 2007, Mr. Wald was a Vice President at The GlenRock Group, a private equity firm that invests in undervalued, middle market companies as well as emerging and early stage companies. Earlier in his career, Mr. Wald held positions in the mergers and acquisitions department at J.P. Morgan Chase & Co. From 2010 to 2022, Mr. Wald served as a director of CoStar Technologies, Inc., where he also served on the audit committee. From 2010 to 2012, Mr. Wald served as a director of Peerless Systems Corporation, and from 2009 to 2010 he served on the board of directors of Register.com. Mr. Wald holds a Master of Business Administration from Harvard University and a Master of Science and Bachelor of Science from Cornell University. Mr. Wald brings to the Board substantial experience in the areas of technology, principal investing and operations, as well as his knowledge of corporate governance, accounting and financial expertise.

Renata Simril. Ms. Simril, age 56, has served as a Director of the Company since October 2020. Since January 2016, Ms. Simril has served as the President and Chief Executive Officer of the LA84 Foundation, a non-profit organization supporting youth sports and the legacy of the 1984 Summer Olympics in Los Angeles. Ms. Simril is also President of the Los Angeles City Recreation and Park Commission and serves on the board of the Los Angeles Sports and Entertainment Commission, and the board and audit committee of the Los Angeles Dodgers Foundation. Before joining the LA84 Foundation, Ms. Simril served as Senior Vice President and Chief of Staff to the publisher of the Los Angeles Times from November 2014 to September 2015, where she oversaw staff operations and budgeting for the newsroom and business operations with over 900 employees. Her earlier career included three seasons with the Los Angeles Dodgers, a major league baseball team, where she served as Senior Vice President of External Affairs and managed the team’s community relations and charitable foundation. Ms. Simril also worked for over a decade in real estate development with Jones Lang LaSalle Incorporated, a commercial real estate services company, Forest City Enterprise, a previously publicly traded commercial real estate company, and LCOR, Inc., a real estate investment and development firm, where she managed the acquisition, entitlement, finance and development of multi-million dollars projects. Ms. Simril has a bachelor’s degree in urban studies from Loyola Marymount University and a master’s degree in real estate development from the University of Southern California. Ms. Simril brings to the Board more than 30 years of diversified experience in all areas of economic development policy, municipal finance, real estate finance and development, sports and philanthropy.

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

Ryan O’Herrin. Mr. O’Herrin, age 46, has served as our Chief Financial Officer since August 2023. He previously served as Division Finance Director of Eastman Chemical Company from April 2022 until August 2023. Prior to that role, he served as Division CFO for Genus PLC from January 2016 to April 2022. Before that, Mr. O’Herrin had a robust 13-year career with Weir Group, where his roles spanned IT, finance and strategy, culminating in his last role as EVP of Strategy and Information Technology for the Minerals North America Region. Mr. O’Herrin graduated from the Advanced Management Program of Harvard Business School in 2018, and holds a Bachelor of Science in Computer Science and a Master of Business Administration from the University of Wisconsin — Madison.

Fawaz Khalil. Mr. Khalil, age 55, has served as President and Chief Executive Officer of ModusLink, our wholly-owned subsidiary, since June 11, 2020. From May 2017 to November 2019, Mr. Khalil was President and Chief Executive Officer of Halco Lighting Technologies, a lighting solutions company. From November 2015 to April 2017, Mr. Khalil was President of Purafil, Inc. and Universal Air Filters (part of The Filtration Group, a global filtration company). From February 2013 to November 2015, Mr. Khalil was Vice President and General Manager of Acuity Brands Lighting Inc., a lighting technology solutions and services company. Mr. Khalil received his Bachelor of Science in Computer Science from the National University of Computing and Emerging Sciences Karachi, a Master of Business Administration in Finance and Banking from the Institute of Business Administration at University of Karachi and a Master in Business Administration in General Management & Strategy from the Darden Graduate School of Business at the University of Virginia.

Code of Business Conduct and Ethics

The Company has adopted its Code of Business Conduct and Ethics, which applies to all Directors, officers and employees of the Company, including the Company’s principal executive officer and its senior financial officers, which includes the Company’s principal financial officer and controller or principal accounting officer, or persons performing similar functions. The Company’s Code of Business Conduct and Ethics is posted on our website under the “Corporate Governance” tab at www.steelconnectinc.com. The contents of our website are not part of this report, and our internet address is included in this document as an inactive textual reference only. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics by posting such information on our website to the extent required by the rules of the SEC or Nasdaq.

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”) applicable to all officers, Directors and employees of the Company and its subsidiaries and any person or any officers, directors or employees of certain designated entities which assist the Company or its subsidiaries in providing management or accounting duties. We believe the Insider Trading Policy is reasonably designed to promote compliance with the insider trading laws, rules and regulations and the applicable listing requirements of Nasdaq (the “Nasdaq Rules”). The Insider Trading Policy is filed as Exhibit 19.1 to the Original Form 10-K.

Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board since they were last described in our most recent definitive proxy statement on Schedule 14A, filed June 18, 2024 (the “2023 Proxy Statement”), and all information in the 2023 Proxy Statement on this topic, including the deadline for submitting Director nominations under the Bylaws, remains the same.

Audit Committee

The Board has an Audit Committee, which assists the Board in fulfilling its responsibilities to stockholders concerning the Company’s financial reporting and internal controls and facilitates open communication among the Audit Committee, the Board, the Company’s independent registered public accounting firm and management. The Board has adopted a written charter for the Audit Committee, which is posted on our website under the “Corporate Governance” at www.steelconnectinc.com. The Audit Committee currently consists of Mr. Fenton, Ms. Simril and Mr. Wald, as chairman, each of whom is independent for purposes of membership on that committee, as determined in accordance with the Nasdaq Rules and Rule 10A-3 under Exchange Act. The Board has determined that Mr. Wald is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s Directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Based solely on a review of reports filed with the SEC and written representations from certain reporting persons that no other reports were required, the Company believes that, during Fiscal 2024, its officers, Directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements applicable to such individuals. However, due to administrative oversights, Steel Excel filed one late Form 4, reporting three transactions, and one late Form 4, reporting one transaction from the previous fiscal year, with respect to its beneficial ownership of more than ten percent of the shares of Common Stock.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

This section sets forth certain information required by the rules of the SEC regarding the compensation of our Fiscal 2024 named executive officers (“Named Executive Officers”). For 2024, our Named Executive Officers were as follows:

Name	Principal Position
Warren G. Lichtenstein	Interim Chief Executive Officer, Director and Executive Chairman
Ryan O’Herrin	Chief Financial Officer
Fawaz Khalil	President, Chief Executive Officer of ModusLink

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Warren G. Lichtenstein(2)	2024	-	-	102,823	-	118,500		221,323
Interim Chief Executive Officer, Director and Executive Chairman	2023	-	-	100,671	-	124,000		224,671

Ryan O’Herrin(3)	2024	-	-	-	-	-		-
Chief Financial Officer

Fawaz Khalil(4)	2024	337,865	‾	‾	167,522	76,081	(5)	581,468
President, Chief Executive Officer of ModusLink	2023	334,750	40,625	-	218,006	3,802		597,183

(1)	Represents the grant date fair value of restricted stock awards, which are calculated in accordance with FASB ASC Topic 718 using the Company’s stock price on the grant date, as discussed in Note 2 to the Consolidated Financial Statements in the Original Form 10-K.

(2)	Mr. Lichtenstein is not separately compensated by the Company as its Interim Chief Executive Officer. Mr. Lichtenstein is compensated only for his service as a Director and the Executive Chairman of the Company. For more information, see “Narrative Disclosure to Summary Compensation Table-Messrs. Lichtenstein and O’Herrin.” For the years in this table, Mr. Lichtenstein’s reported compensation as a Director and the Executive Chairman consists of the following: (a) stock awards shown in the “Stock Awards” column in the amount of $102,823 for Fiscal 2024 (for 9,860 shares of restricted Common Stock granted to all Directors); and (b) director fees shown in the “All Other Compensation” column of $118,500 for Fiscal 2024. For more information, see “Director Compensation-Director Compensation Program.”

(3)	Mr. O’Herrin was not separately compensated by the Company for his service as its Chief Financial Officer, because his services in that role were provided to the Company pursuant to the STCN Management Services Agreement. For more information, see “Narrative Disclosure to Summary Compensation Table-Messrs. Lichtenstein and O’Herrin.”

(4)	For more information, see “Narrative Disclosure to Summary Compensation Table-Mr. Khalil.”

(5)	Represents (i) $71,989, which is the grant date fair value of an equity award of 1,907 restricted common units of Steel Holdings awarded to Mr. Khalil on May 14, 2024 (see “Narrative Disclosure to Summary Compensation Table – Mr. Khalil”), (ii) payments for life insurance of $1,865 and (iii) employer 401(k) matching cash contributions of $2,227.

Narrative Disclosure to Summary Compensation Table

Messrs. Lichtenstein and O’Herrin

Mr. Lichtenstein is not separately compensated by us as our Interim Chief Executive Officer. Additionally, Mr. O’Herrin, whose services as our Chief Financial Officer were provided to us by our manager Steel Services pursuant to the STCN Management Services Agreement and who was employed and compensated by Steel Services, was not separately compensated by us as our Chief Financial Officer. For more information, see, “Item 13. Certain Relationships and Related Transactions, and Director Independence-Certain Relationships and Related Person Transactions-STCN Management Services Agreement.” Steel Services has informed us that it cannot identify the portion of the cash compensation paid by Steel Services to each of Mr. Lichtenstein or Mr. O’Herrin relating solely to their service as an executive officer to us, as Steel Services does not provide cash compensation to its employees specifically for such service. Subject to the discretion of our Board and/or Compensation Committee, however, Mr. Lichtenstein may receive compensation from us for service payable in future years. We reimburse Steel Services (a wholly-owned subsidiary of Steel Holdings) for expenses for business-related air travel of certain of our executive officers whose services are provided to us under the STCN Management Services Agreement. From time to time, family members or other guests may accompany these executive officers on this business-related air travel. No amounts are included in the Summary Compensation Table for travel by family members and/or other guests since it did not create any reportable incremental cost to the Company.

Additionally, Mr. Lichtenstein receives compensation from us for his service as our Director and the Executive Chairman, pursuant to our director compensation program, as described below under the section titled “Director Compensation-Director Compensation Program.”

Mr. Khalil

The compensation paid to Mr. Khalil during Fiscal 2024 included a base salary and cash bonuses. As with other individuals we employ to provide services to us, the base salary payable to Mr. Khalil is intended to provide a fixed component of compensation reflecting his skill set, experience, role and responsibilities. Mr. Khalil was eligible to participate in Fiscal 2024 in the ModusLink Corporation Short Term Incentive Plan (the “ModusLink 2024 STIP”). The ModusLink 2024 STIP was designed to provide a cash bonus to employees and other service providers at the ModusLink level. Under the ModusLink 2024 STIP, Mr. Khalil received a target bonus opportunity of 50% of his salary ($360,000), to be paid out as a multiple of that target, based 80% on corporate performance of ModusLink (i.e., 50% on Adjusted EBITDA of ModusLink, 15% on net new annualized VAR of ModusLink, and a combined 15% on the operational and service level performance for certain key customers) and 20% on his individual performance. Net new annualized VAR was defined as value-added revenue (net revenue, less cost of materials) gained from new projects minus value-added revenue lost from customer exits during the year. For each of the corporate performance metrics, a threshold payout would be made with respect to the metric (to the extent of its weighting) between 90% and 100% of target, if a threshold level of performance was met (i.e., 90% of target performance for Adjusted EBITDA, 80% of target performance for net new annualized VAR, and 100% of target performance for the key customers metrics). Additionally, for the Adjusted EBITDA metric and the net new annualized VAR metric, a maximum payout could be achieved with respect to the metric (to the extent of its weighting) of 150% of target, if an oversized level of performance was met (i.e., 125% or more of target performance for Adjusted EBITDA and 120% or more of target performance for net new annualized VAR). Performance above 100% of target performance for the key customers metrics would not yield a payout with respect to those metrics (to the extent of their weighting) beyond 100% of target. Based on Adjusted EBITDA of $25.5 million, net new annualized VAR of $9.5 million and between 100% and 10% attainment of the key customers performance goals, as well as Mr. Khalil’s individual performance, in each case, in Fiscal 2024, Mr. Khalil received a bonus for Fiscal 2024 equal to 93.1% of target ($167,522).

Additionally, on May 14, 2024, the Compensation Committee approved the following changes to the compensation for Mr. Fawaz Khalil: (a) an increase in base salary to $360,000, (b) a target bonus opportunity under the ModusLink Corporation Long Term Incentive Plan of 100% of base salary, and (c) an equity award of 1,907 restricted common units (each a “Restricted Unit”) of Steel Holdings under the Steel Partners Holdings L.P. Second Amended and Restated 2018 Incentive Award Plan. Each Restricted Unit will vest in full on October 1, 2026, subject to Mr. Khalil’s continued employment through the vesting date. If Mr. Khalil’s employment terminates for any reason at any time prior to the vesting of the Restricted Units, all unvested Restricted Units will be forfeited.

We do not have any agreements with Mr. Khalil that guarantee employment for a set term, and accordingly, he is an employee at will.

Potential Payments Upon Termination or Change-in-Control

There were no agreements or arrangements providing for payments or benefits in the event of termination of employment of any of our Named Executive Officers as of July 31, 2024. For the effect of termination on Mr. Lichtenstein’s outstanding restricted stock awards as a Director and the Executive Chairman of the Company, see “Director Compensation-Director Compensation Program.” Additionally, Mr. Khalil is a participant in the ModusLink Corporation Long Term Incentive Plan (the “ModusLink LTIP”), which provides an award based on certain metrics measured over two-distinct three-year performance periods lasting until July 31, 2025 and July 31, 2026, respectively. For more information, see the Company’s current report on Form 8-K filed with the SEC on August 1, 2023. While payout under the ModusLink LTIP is contingent upon a participant being employed as of the payout date, the Compensation Committee may exercise discretion to pay out an award following termination under certain circumstances, including involuntary termination of employment due to a reduction-in-force, cost reduction or restructure, or in the event of the participant’s death, disability or retirement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unvested shares of the Common Stock, held by each Named Executive Officer as of July 31, 2024. The market values of the Common Stock reported in this table are calculated based on the closing market price of the Common Stock on Nasdaq on July 31, 2024 (the last trading day of Fiscal 2024), which was $12.89 per share.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Warren G. Lichtenstein	9,860	(1)	127,095	-	-
Ryan O’Herrin	-		-	-	-
Fawaz Khalil	-	(2)	-	-	-

(1)	Represents 9,860 shares of restricted stock granted to Mr. Lichtenstein in Fiscal 2024 for his service on our Board. The same number of shares of restricted stock was granted to all Directors in Fiscal 2024. For more information, including the vesting terms, see “Director Compensation-Director Compensation Program.”

(2)

On May 14, 2024 Mr. Khalil received an equity award of 1,907 Restricted Units of Steel Holdings under the Steel Partners Holdings L.P. Second Amended and Restated 2018 Incentive Award Plan. Each Restricted Unit will vest in full on October 1, 2026, subject to Mr. Khalil’s continued employment through the vesting date. If Mr. Khalil’s employment terminates for any reason at any time prior to the vesting of the Restricted Units, all unvested Restricted Units will be forfeited.

Director Compensation

Director Compensation Table

The table below sets forth certain information concerning the Fiscal 2024 compensation of our Directors then serving. For information regarding Mr. Lichtenstein’s Fiscal 2024 compensation as a Director, see the “Summary Compensation Table,” and for his outstanding equity awards of the end of Fiscal 2024, see “Outstanding Equity Awards at Fiscal-Year End.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Jeffrey J. Fenton	$64,500	$102,823	-	$167,323
Glen M. Kassan	$53,500	$102,823	-	$156,323
Joseph Martin	$47,944	$102,823		$150,767
Maria U. Molland(2)	$6,111	$0	-	$6,111
Jeffrey S. Wald	$75,444	$102,823	-	$178,267
Renata Simril	$58,500	$102,823	-	$161,323
Jack L. Howard	$53,500	$102,823	-	$156,323

(1)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock awards, which are calculated in accordance with FASB ASC Topic 718 using the Company’s stock price on the grant date, as discussed in Note 2 to the Consolidated Financial Statements in the Original Form 10-K. Each Director received 9,860 shares of restricted Common Stock for Fiscal 2024, which consisted of four grants made on each of October 1, 2023, January 1, 2024, April 1, 2024 and July 1, 2024 pursuant to the 2020 Incentive Plan. Each of these grants was unvested as of July 31, 2024, and vests a year from the grant date, provided that the individual remains a director of the Company through the vesting date. For more information, see “Director Compensation Program.” As a result, as of July 31, 2024, the Directors held outstanding awards of unvested restricted stock in the following amounts: Mr. Fenton: 9,860; Mr. Kassan: 9,860; Mr. Martin: 9,860; Mr. Wald: 9,860; Ms. Simril: 9,860; and Mr. Howard: 9,860. The Compensation Committee, in its discretion, accelerated the vesting of all of Ms. Molland’s outstanding equity awards immediately prior to the termination of her service at the annual meeting held on September 11, 2023.

(2)	Ms. Molland did not stand for reelection at the annual meeting of stockholders held on September 11, 2023. The Board nominated Mr. Martin, who was then elected to the Board at that same meeting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of November 13, 2024, with respect to the beneficial ownership of shares of all classes of the Company’s voting securities by: (i) each person known to us (based on a review of Schedule 13D and Schedule 13G filings made with the SEC) to beneficially own 5% or more of the outstanding securities of any such class; (ii) the Directors of the Company; (iii) the Named Executive Officers (as defined in “Item 11. Executive Compensation”); and (iv) all current executive officers and Directors, as a group. This table does not reflect events occurring after November 13, 2024.

For purposes of this table, beneficial ownership is determined by rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares over which the person has sole or shared voting power or investment power and also any shares which the person has the right to acquire within 60 days after November 13, 2024, including, in the case of an executive officer or director, any shares acquirable upon termination of such individual’s service other than for death, disability or involuntary termination (“Presently Exercisable Rights”). For awards of restricted stock, the number of shares of Common Stock beneficially owned also includes shares over which the executive officer or director may currently exercise full voting rights, regardless of whether they vest within 60 days after November 13, 2024. The inclusion in this table of such securities does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such securities. The Company believes that each person named in the table has sole voting power and investment power (or shares such power with his or her spouse, as applicable) with respect to all shares of Common Stock, Series C Preferred Stock or Series E Preferred Stock disclosed as owned by such person unless noted otherwise. Unless otherwise indicated, the address of each person listed in the table is c/o Steel Connect, Inc., 590 Madison Avenue, 32nd Floor, New York, New York 10022.

Name of Beneficial Owner	Number of Shares of Common Stock(1)	Percent of Class(2)
5% Stockholders
Steel Partners Holdings L.P.(3)	25,224,035	89.9%

Directors
Jeffrey J. Fenton(4)	71,850	1.1%
Glen M. Kassan(5)	66,948	1.1%
Joseph Martin(6)	12,164	*
Warren G. Lichtenstein(7)	198,727	3.1%
Jeffrey S. Wald(8)	68,903	1.1%
Jack L. Howard(9)	114,828	1.8%
Renata Simril(10)	37,983	*

Named Executive Officers
Ryan O’Herrin	-	*
Fawaz Khalil(11)	7,459	*

All current executive officers and directors, as a group (9 persons)(12)	578,862	9.1%

*	Less than 1%

Pursuant to the rules of the SEC, this table reflects beneficial ownership by the enumerated persons of all of the Company’s outstanding voting securities, which include the Common Stock, the Series C Preferred Stock and the Series E Preferred Stock. The holders of the Series C Preferred Stock and Series E Preferred Stock are entitled to vote the stock on each matter brought before an annual meeting of stockholders on an as-converted basis together with the holders of the Common Stock.

(1)

Within 60 days of November 13, 2024, such shares of Series C Preferred Stock are convertible into 1,913,265 shares of Common Stock and such shares of Series E Preferred Stock are convertible into 19,809,785 shares of Common Stock. Accordingly, all the shares of Common Stock underlying the Series C Preferred Stock and Series E Preferred Stock are deemed to be beneficially owned by the holders thereof. As discussed elsewhere in this Amendment, all the outstanding Series C Preferred Stock is held by WebFinancial Holding Corporation (“WebFinancial”) and all the outstanding Series E Preferred Stock is held by WebFinancial and Steel Excel.

(2)	Number of shares deemed outstanding consists of 6,335,641 shares of Common Stock as of November 13, 2024, plus, for computation purposes only for the person in question, any shares underlying the Series C Preferred Stock and/or Series E Preferred Stock held by that person and/or any shares subject to Presently Exercisable Rights held by that person. An asterisk indicates ownership of less than one percent of Common Stock outstanding.

(3)	Based on information disclosed in the Schedule 13D/A filed by Steel Holdings, SPH Group LLC (“SPHG”), SPH Group Holdings LLC (“SPHG Holdings”), Steel Holdings GP, WebFinancial, Steel Excel, WF Asset Corp. (“WF Asset”), HNH, WHX CS LLC (“WHX CS”), Mr. Lichtenstein, Steel Partners, Ltd. (“SPL”) and Mr. Howard filed on September 4, 2024, updated for any additional subsequent activities, including as indicated in Form 4 filings. Steel Holdings owns a majority of the membership interests of SPHG and 100% of the outstanding shares of common stock of WebFinancial. SPHG is the sole member of SPHG Holdings. Steel Holdings GP is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. SPHG Holdings owns 100% of the outstanding shares of common stock of Steel Excel. Steel Excel owns 100% of the outstanding shares of common stock of HNH and is a majority shareholder of WF Asset. HNH owns a majority of the outstanding membership interests of WHX CS.

Steel Holdings’ aggregate beneficial ownership of shares of Common Stock consists of the following:

●	WF Asset directly owns 1,311,700 shares of Common Stock. By virtue of their relationship with WF Asset discussed above, each of Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP and Steel Excel may be deemed to beneficially own, and share voting and dispositive power over, the shares of Common Stock owned directly by WF Asset. Each of Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP and Steel Excel disclaims beneficial ownership of such shares.

●	WHX CS directly owns 636,447 shares of Common Stock. By virtue of their relationship with WHX CS discussed above, each of Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP, Steel Excel and HNH may be deemed to beneficially own, and share voting and dispositive power over, the shares of Common Stock owned directly by WHX CS. Each of Steel Holdings, SPHG, SPHG Holdings, Steel Holdings GP, Steel Excel and HNH disclaims beneficial ownership of such shares.

●	WebFinancial beneficially owns (i) 1,913,265 shares of Common Stock underlying the Series C Preferred Stock owned directly by it, and (ii) 19,175,628 shares of Common Stock underlying the Series E Preferred Stock owned directly by it. By virtue of their relationship with WebFinancial discussed above, each of Steel Holdings and Steel Holdings GP may be deemed to beneficially own, and share voting and dispositive power over, the shares of Common Stock underlying the Series C Preferred Stock and Series E Preferred Stock owned directly by WebFinancial. Each of Steel Holdings and Steel Holdings GP disclaims beneficial ownership of such shares.

●	Steel Excel directly owns 1,552,838 shares of Common Stock and beneficially owns 634,157 shares of Common Stock underlying the Series E Preferred Stock owned directly by it. By virtue of their relationship with Steel Excel discussed above, each of Steel Holdings, SPHG, SPHG Holdings and Steel Holdings GP may be deemed to beneficially own, and share voting and dispositive power over, the shares of Common Stock owned directly by Steel Excel and underlying the Series E Preferred Stock owned directly by Steel Excel. Each of Steel Holdings, SPHG, SPHG Holdings and Steel Holdings GP disclaims beneficial ownership of such shares.

●	Steel Holdings and the foregoing affiliated entities, together with the other members of the Section 13(d) group (Mr. Lichtenstein, SPL and Mr. Howard, whose ownership is separately described in Footnotes 7 and 9), beneficially own an aggregate of 25,537,590 shares of Common Stock, constituting approximately 91.0% of the outstanding shares.

(4)	Mr. Fenton directly owns 71,850 shares of Common Stock.

(5)	Mr. Kassan directly owns 66,948 shares of Common Stock.

(6)	Mr. Martin directly owns 12,164 shares of Common Stock.

(7)	Mr. Lichtenstein directly owns 192,299 shares of Common Stock. He also beneficially owns, and shares voting and dispositive power over, 6,428 shares of Common Stock owned directly by SPL, of which Mr. Lichtenstein is the Chief Executive Officer. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by SPL. Mr. Lichtenstein is a member of the Section 13(d) group described in Footnote 3. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned directly by the other members of the Section 13(d) group.

(8)	Mr. Wald directly owns 68,903 shares of Common Stock.

(9)	Mr. Howard directly owns 114,828 shares of Common Stock. Mr. Howard is a member of the Section 13(d) group described in Footnote 3. Mr. Howard disclaims beneficial ownership of the shares of Common Stock owned directly by the other members of the Section 13(d) group.

(10)	Ms. Simril directly owns 37,983 shares of Common Stock.

(11)	Mr. Khalil directly owns 7,459 shares of Common Stock.

(12)	Consists of shares of Common Stock owned as of November 13, 2024 by all current executive officers, which includes Messrs. Khalil, Lichtenstein (who is also a Director) and O’Herrin, and all Directors. For more information on our executive officers, see “Item 10. Directors, Executive Officers and Corporate Governance-Information About our Executive Officers.”

Equity Compensation Plan Information

The following table sets forth certain information regarding the Company’s equity compensation plans as of July 31, 2024:

	(a)	(b)	(c)
Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-	-	747,549	(1)
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	747,549

(1)	Includes the following: (a) approximately 8,284 shares of Common Stock available for issuance under the Company’s Amended and Restated 1995 Employee Stock Purchase Plan, as amended; and (b) 739,265 shares of Common Stock available for future issuance under the 2020 Incentive Plan. The 2020 Incentive Plan replaced the 2010 Incentive Award Plan, as amended (the “2010 Incentive Plan”). Any awards that are outstanding under the 2010 Incentive Plan continue to be subject to the terms and conditions of such plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

We describe in this section all reportable related person transactions to which we were or have been party since August 1, 2023. As of November 13, 2024, Steel Holdings, directly and indirectly, owned approximately 89.9%, and, when combined with its affiliated entities and individuals who are members of a Section 13(d) group with Steel Holdings and its affiliated entities, 91.0%, of our outstanding Common Stock (in each case, assuming conversion of the Convertible Senior Note, the Series C Preferred Stock and the Series E Preferred Stock). Each of Mr. Lichtenstein, our Interim Chief Executive Officer, a Director and the Executive Chairman of our Board, and Mr. Howard, a member of our Board, is a member of this Section 13(d) group. For more information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Additionally, Mr. Lichtenstein is the Executive Chairman of Steel Holdings GP and Mr. Howard is the President and a director of Steel Holdings GP.

Transactions Relating to the Series E Preferred Stock

Stockholders’ Agreement

The Company, Steel Holdings, Steel Excel, WebFinancial, WHX CS, LLC, WF Asset Corp., Steel Partners Ltd., Warren G. Lichtenstein and Jack L. Howard (together, the “SP Investors”) entered into a Stockholders’ Agreement dated as of April 30, 2023 (the “Stockholders’ Agreement”). Pursuant to the Stockholders’ Agreement, the parties agreed implement various corporate governance requirements, including requirements relating to the size of the Board and the Composition of the Company’s Audit Committee and the approval of certain transactions as discussed below. Any amendment of the Stockholders’ Agreement by the Company prior to the Final Sunset Date requires the approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable.

The Stockholders’ Agreement further provides that (A) prior to September 1, 2025, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee (each as defined in the Stockholders’ Agreement), as applicable, is required for the following: (i) a voluntary delisting of the Common Stock from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the Common Stock, the Company ceasing to be an SEC reporting company, or the Company filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment of the STCN Management Services Agreement (as defined below); and (iii) any related party transaction between the Company and the SP Investors and their subsidiaries and affiliates; (B) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going-private transaction pursuant to which Steel Holdings or its subsidiaries or affiliates acquires the outstanding Common Stock they do not own (or any alternative transaction that would have the same impact); and (C) until the Final Sunset Date (as defined in the Stockholders’ Agreement), the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between the Company and the SP Investors; or (ii) prior to any transfer of equity interests in the Company by the members of the SP Group (as defined in the Stockholders’ Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in the Company that are held by the members of the SP Group being held by one corporate entity.

The Stockholders’ Agreement also provides that 70% of the net proceeds, if any, received by the Company upon resolution of the Reith v. Lichtenstein, et al., C.A. No. 2018-0277-MTZ (Del. Ch. 2018) class and derivative action will be distributed to the Company’s stockholders, with the SP Investors agreeing to waive their portion of any such distribution to the extent of any Common Stock held by any of them as of the date of the Stockholders’ Agreement or issuable upon conversion of the Series E Preferred Stock and the Series C Preferred Stock held by the SP Investors and the Convertible Senior Note (as defined below).

As discussed below, if approved, the Proposed Settlement will require the Company to make certain changes to the Stockholders’ Agreement, including that 100%, rather than 70%, of the net proceeds received by the Company upon resolution of the Reith litigation will be distributed to the Company’s stockholders. Additionally, pursuant to the Proposed Settlement, (i) the SP Investors have waived any right to receive any portion of the distribution to the extent of any shares of Company common stock held by them as of May 1, 2023 or issuable upon conversion of the Convertible Instruments (as defined in the Stockholders’ Agreement) and (ii) the current directors and officers of the Company have agreed to waive any right to receive any portion of the distribution with respect to any shares of Company common stock they hold.

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

Convertible Senior Note Transaction

On February 28, 2019, the Company entered into that certain 7.50% Convertible Senior Note Due 2024 Purchase Agreement with SPHG Holdings, whereby SPHG Holdings (which is controlled by Steel Holdings) agreed to loan the Company $14.9 million in exchange for the Convertible Senior Note, issued to SPHG Holdings (the “Convertible Senior Note Transaction”). The Convertible Senior Note bears interest at the rate of 7.50% per year, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2019. On March 9, 2023 (the “Amendment Date”), the Convertible Senior Note was amended (the “Convertible Senior Note Amendment”). Pursuant to the Convertible Senior Note Amendment, the maturity date of the Convertible Senior Note was extended six months to September 1, 2024. In addition, the Company repaid $1.0 million in principal amount of the Convertible Senior Note and repaid an additional $1.0 million principal amount of the note on the three-month anniversary of the Convertible Senior Note Amendment. In connection with the Convertible Senior Note Amendment, the Company paid a cash amendment fee of $0.1 million and derecognized $0.2 million of the debt discount in proportion to the reduction of the principal balance on the Amendment Date in the third quarter of fiscal year 2023. No other changes were made to the terms of the SPHG Note besides the items discussed.

The SPHG Note matured on September 1, 2024, and the Company paid off the outstanding principal and accrued interest for the SPHG Note upon its maturity.

STCN Management Services Agreement

On June 14, 2019, the Company entered into an agreement (the “STCN Management Services Agreement”) with Steel Services Ltd. (“Steel Services”), an indirect wholly-owned subsidiary of Steel Holdings. The STCN Management Services Agreement was effective as of June 1, 2019. Pursuant to the STCN Management Services Agreement, Steel Services provides the Company and its subsidiaries with the non-exclusive services of certain employees, including certain executive officers (including chief financial officer and general counsel services) and other corporate services. The STCN Management Services Agreement also provides for reimbursements to Steel Services and its representatives for all reasonable expenses incurred in providing the non-exclusive services and automatically renews for successive one year periods unless and until terminated by the Company or Steel Services. On February 25, 2022, in connection with the Company’s disposal of its ownership in IWCO Direct Holdings, Inc., the management fee was reduced from $282.8 thousand per month to $101.9 thousand per month.

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

Steel Services incurred reimbursable expenses of approximately $2.9 million for Fiscal 2024 under the STCN and ModusLink Management Services Agreements. For Fiscal 2024, amounts due to Steel Services were $0.1 million.

ModusLink Employee Stock Awards

On May 14, 2024, the Company agreed to reimburse Steel Holdings for the issuance by Steel Holdings of restricted limited partnership units to certain ModusLink employees.

For Fiscal 2024, total expenses incurred related to the ModusLink Stock Awards were $0.2 million. For Fiscal 2024, amounts due to Steel Services were $0.2 million.

Air Travel

We also reimburse SP General Services, LLC (an affiliate of Steel Holdings), rather than Steel Services, for expenses for business-related air travel, which relates to services provided to us by Mr. Lichtenstein as Interim Chief Executive Officer as well as certain of our executive officers whose services are provided to us under the STCN Management Services Agreement. For Fiscal 2024, SP General Services, LLC incurred $1.8 million in reportable expenses for such business-related air travel. For Fiscal 2024, amounts due to SP General Services, LLC were $1.6 million.

Delaware Litigation Settlement

On April 13, 2018, a purported shareholder, Donald Reith (the “plaintiff”), filed a verified complaint, Reith v. Lichtenstein, et al., 2018-277 (Del. Ch.) in the Delaware Court of Chancery (the “Reith litigation”). The complaint alleges class and derivative claims for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty and unjust enrichment against certain current and former directors of the Company, Warren G. Lichtenstein, Glen M. Kassan, William T. Fejes, Jack L. Howard, Jeffrey J. Fenton, Philip E. Lengyel and Jeffrey S. Wald; and stockholders Steel Holdings and several of its affiliated companies (collectively, the “Defendants”) in connection with the acquisition of $35.0 million of the Series C Convertible Preferred Stock by SPHG Holdings and equity grants made to Messrs. Lichtenstein, Howard and Fejes on December 15, 2017 (collectively, the “Challenged Transactions”). The Company is named as a nominal defendant. The complaint alleges that although the Challenged Transactions were approved by a Special Committee consisting of the independent members of the Board of Directors (Messrs. Fenton, Lengyel and Wald), the Steel Parties dominated and controlled the Special Committee, who approved the Challenged Transactions in breach of their fiduciary duty. Plaintiff alleges that the Challenged Transactions unfairly diluted stockholders and therefore unjustly enriched Steel Holdings, SPHG Holdings and Messrs. Lichtenstein, Howard and Fejes. The complaint also alleges that the Board of Directors made misleading disclosures in the Company’s proxy statement for the 2017 Annual Meeting of Stockholders in connection with seeking approval to amend the 2010 Incentive Award Plan to authorize the issuance of additional shares to accommodate certain shares underlying the equity grants. Remedies requested include rescission of the Series C Convertible Preferred Stock and equity grants, disgorgement of any unjustly obtained property or compensation and monetary damages.

On August 13, 2021, the Company and the Defendants, entered into a memorandum of understanding (the “MOU”) with the plaintiff in connection with the settlement of the Reith litigation. A definitive Stipulation of Settlement (the “First Stipulation”) incorporating the terms of the MOU was filed with the Court on February 18, 2022. Pursuant to the MOU and First Stipulation, and contingent on approval of the terms by the court, the Defendants agreed to cause their directors’ and officers’ liability insurance carriers to pay to the Company $2.8 million in cash. The Company’s insurance carrier agreed to pay $1.7 million and Steel Holdings’ insurance carrier agreed to pay $1.1 million of the settlement.

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

On June 6, 2023, the Company received a books and records demand from the plaintiff under Delaware General Corporation Law Section 220 which requests an array of documents for the purported purposes of investigating potential wrongdoing in connection with the April 30, 2023 exchange transaction between Steel Holdings and Steel Connect.

On April 8, 2024, the Company, the Defendants and Mr. Reith entered into a memorandum of understanding contemplating the settlement of the Reith litigation.

On October 18, 2024, the Company, the plaintiff, and the Defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Second Stipulation”) to resolve the Reith litigation (the “Proposed Settlement”). If the Proposed Settlement is approved by the Court, (i) the Defendants shall cause their insurers to make a cash payment of $6.0 million to the Company and, after deducting any Court-approved award of attorneys’ fees to Plaintiff’s counsel and certain litigation expenses, the Company shall distribute the balance of the cash payment, by way of a special divided or other distribution, to the holders of the Company’s common stock pursuant to the allocation provisions set forth in the Stockholders’ Agreement, as amended by the Proposed Settlement; (ii) the Company will adopt certain amendments to the Stockholders’ Agreement; and (iii) the Company will adopt certain corporate governance policies and practices, including a formal review process for compensation clawbacks, enhancing the process for granting equity awards and keeping records of equity awards granted under the Company’s stock plans, further enhancing board committee independence, and reducing the materiality threshold for review of related party transactions under the Stockholders’ Agreement.

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

Controlled Company Status

As of November 13, 2024, Steel Holdings, directly and indirectly, owned approximately 89.9%, and, when combined with its affiliated entities and individuals who are members of a Section 13(d) group with Steel Holdings and its affiliated entities, 91.0%, of our outstanding Common Stock (in each case, assuming conversion of the Convertible Senior Note, the Series C Preferred Stock and the Series E Preferred Stock). Each of Mr. Lichtenstein, our Interim Chief Executive Officer, a Director and the Executive Chairman of our Board, and Mr. Howard, a member of our Board, is a member of this Section 13(d) group. For more information, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On December 13, 2023, the Audit Committee approved the dismissal of our former independent accounting firm, BDO USA, P.C. (“BDO”), effective December 14, 2023. On December 13, 2023, the Audit Committee appointed Deloitte & Touche LLP (“Deloitte”), to audit the Company’s consolidated financial statements for our fiscal year ending July 31, 2024 (“Fiscal 2024”). Deloitte has been our independent registered public accounting firm since December 13, 2023. BDO completed the audits for the consolidated financial statements as of and for the fiscal year ended July, 31, 2023 (“Fiscal 2023”).

The following table presents fees for professional audit services and other services rendered by the Company’s independent registered public accounting firm, Deloitte for Fiscal 2024, and BDO for Fiscal 2024 and Fiscal 2023:

Fee Category	Deloitte Fiscal 2024 Fees	BDO Fiscal 2024 Fees	BDO Fiscal 2023 Fees
Audit Fees(1)	$1,007,841	$79,484	$1,878,756
Audit-Related Fees(2)	-	120,000	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total Fees	$1,007,841	$199,484	$1,878,756

(1)	Audit Fees. Audit fees for Fiscal 2024 and Fiscal 2023 consist of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by the Company’s auditors in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees. Audit-related fees for Fiscal 2024 consist of fees billed in connection with the re-issuance of BDOs audit consent for the Fiscal 2023 audit of the Company’s consolidated financial statements.

Audit Committee Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

Pursuant to our audit committee charter, our Audit Committee pre-approves the audit, audit-related, tax and other permitted services of our independent registered public accounting firm before it is engaged to render those services. Consistent with the Audit Committee’s policies and procedures, the Audit Committee approved all of the services rendered by BDO during Fiscal 2023 and 2024 and all of the services rendered by Deloitte during Fiscal 2024, as described above.

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

Date: November 25, 2024

STEEL CONNECT, INC.

By:	/s/ Ryan O’Herrin
	Name:	Ryan O’Herrin
	Title:	Chief Financial Officer (Principal Financial Officer)