Form 10-Q
period 2024-10-31
Steel Connect, Inc.
filed 2024-12-12
CIK 914712

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-35319
_______________________
Steel Connect, Inc.
(Exact name of registrant as specified in its charter)
_______________________

Delaware (State or other jurisdiction of incorporation or organization)	04-2921333 (I.R.S. Employer Identification No.)

590 Madison Avenue 32nd Floor New York, New York (Address of principal executive offices)	10022 (Zip Code)
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

As of December 1, 2024, there were 6,335,641 shares issued and outstanding of the registrant's Common Stock, $0.01 par value per share.

STEEL CONNECT, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 31, 2024	July 31, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$233,927	$248,614
Accounts receivable, trade, net of allowance for credit losses of $150 and $169 at October 31, 2024 and July 31, 2024, respectively	34,543	33,443
Inventories, net	8,667	6,733
Funds held for clients	2,465	2,576
Prepaid expenses and other current assets	3,797	4,462
Total current assets	283,399	295,828
Property and equipment, net	5,642	5,536
Operating lease right-of-use assets	18,555	20,748
Investments	48,693	41,376
Other intangible assets, net	30,143	31,036
Goodwill	19,703	19,703
Deferred tax assets	67,860	68,315
Other assets	2,763	3,086
Total assets	$476,758	$485,628
LIABILITIES, CONTINGENTLY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Accounts payable	$29,031	$25,219
Accrued expenses	22,200	21,659
Funds held for clients	2,408	2,532
Current lease obligations	7,881	8,319
Convertible note payable	—	12,903
Other current liabilities	4,858	4,423
Total current liabilities	66,378	75,055
Long-term lease obligations	11,020	12,740
Other long-term liabilities	5,048	5,913
Total long-term liabilities	16,068	18,653
Total liabilities	82,446	93,708
Series C contingently redeemable preferred stock, $0.01 par value per share. 35,000 shares authorized, issued and outstanding at October 31, 2024 and July 31, 2024	35,006	35,006
Series E contingently redeemable preferred stock, $0.01 par value per share. 3,500,000 shares authorized, issued and outstanding at October 31, 2024 and July 31, 2024	202,733	202,733
Total contingently redeemable preferred stock	237,739	237,739
Stockholders' equity:
Preferred stock, $0.01 par value per share. 4,965,000 shares authorized at October 31, 2024 and July 31, 2024; zero shares issued and outstanding at October 31, 2024 and July 31, 2024	—	—
Common stock, $0.01 par value per share. Authorized 1,400,000,000 shares; 6,335,641 issued and outstanding shares at October 31, 2024; 6,319,513 issued and outstanding shares at July 31, 2024	65	65
Additional paid-in capital	62,347	62,166
Accumulated earnings	95,285	93,457
Accumulated other comprehensive loss	(1,124)	(1,507)
Total stockholders' equity	156,573	154,181
Total liabilities, contingently redeemable preferred stock and stockholders' equity	$476,758	$485,628
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended October 31,
	2024	2023
Net revenue	$50,487	$41,341
Cost of revenue	33,251	29,866
Gross profit	17,236	11,475
Operating expenses:
Selling, general and administrative	9,842	8,795
Amortization	893	875
Total operating expenses	10,735	9,670
Operating income	6,501	1,805
Other (expense) income:
Interest income	2,814	3,219
Interest expense	(111)	(247)
Other (losses) gains, net	(6,022)	330
Total other (expense) income, net	(3,319)	3,302
Income before income taxes	3,182	5,107
Income tax expense	817	671
Net income	2,365	4,436
Less: Preferred dividends on Series C redeemable preferred stock	(537)	(536)
Net income attributable to common stockholders	$1,828	$3,900

Net income per common shares - basic	$0.07	$0.15

Net income per common shares - diluted	$0.07	$0.15

Weighted-average number of common shares outstanding - basic	6,256	6,199
Weighted-average number of common shares outstanding - diluted	26,104	26,066
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2024	2023
Net income	$2,365	$4,436
Other comprehensive income (loss):
Foreign currency translation adjustment	383	(996)
Other comprehensive income (loss)	383	(996)
Comprehensive income	$2,748	$3,440
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at July 31, 2024	6,319,513	$65	$62,166	$93,457	$(1,507)	$154,181
Net income	—	—	—	2,365	—	2,365
Preferred dividends	—	—	—	(537)	—	(537)
Restricted stock grants	16,128	—	—	—	—	—
Share-based compensation	—	—	181	—	—	181
Other comprehensive items	—	—	—	—	383	383
Balance at October 31, 2024	6,335,641	$65	$62,347	$95,285	$(1,124)	$156,573

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance at July 31, 2023	6,250,493	$65	$61,534	$7,612	$(587)	$68,624
Net income	—	—	—	4,436	—	4,436
Preferred dividends	—	—	—	(536)	—	(536)
Restricted stock grants	16,737	—	—	—	—	—
Share-based compensation	—	—	137	—	—	137
Other comprehensive items	—	—	—	—	(996)	(996)
Balance at October 31, 2023	6,267,230	$65	$61,671	$11,512	$(1,583)	$71,665
See accompanying notes to unaudited condensed consolidated financial statements

STEEL CONNECT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net income	$2,365	$4,436
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	606	435
Amortization of finite-lived intangible assets	893	875
Share-based compensation	181	137
Non-cash lease expense	2,417	2,197
Bad debt recovery	(22)	(8)
Other losses (gains), net	6,032	(330)
Changes in operating assets and liabilities:
Accounts receivable, net	(943)	238
Inventories, net	(1,889)	1,525
Prepaid expenses and other current assets	632	(367)
Accounts payable, accrued restructuring and accrued expenses	4,100	(1,351)
Refundable and accrued income taxes, net	(58)	312
Other assets and liabilities	(2,324)	(1,516)
Net cash provided by operating activities	11,990	6,583
Cash flows from investing activities:
Purchases of investments	(12,797)	(3,890)
Proceeds from disposition of securities	—	154,526
Additions of property and equipment	(581)	(552)
Proceeds from the disposition of property and equipment	1	—
Net cash (used in) provided by investing activities	(13,377)	150,084
Cash flows from financing activities:
Preferred dividend payments	(537)	(536)
Repayment of remaining principal balance on SPHG Note	(12,940)	—
Net cash used in financing activities	(13,477)	(536)
Net effect of exchange rate changes on cash, cash equivalents and restricted cash	66	(884)
Net increase in cash, cash equivalents and restricted cash	(14,798)	155,247
Cash, cash equivalents and restricted cash, beginning of period	251,190	123,404
Cash, cash equivalents and restricted cash, end of period	$236,392	$278,651

Cash and cash equivalents, end of period	$233,927	$276,705
Restricted cash for funds held for clients, end of period	2,465	1,946
Cash, cash equivalents and restricted cash, end of period	$236,392	$278,651
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
As of October 31, 2024, the Steel Partners Group beneficially owned approximately 91.0% of our outstanding capital stock, including the if-converted shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our common stock.
(2)BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended July 31, 2024 (Fiscal Year 2024), which are contained in the Company's Form 10-K for the fiscal year ended July 31, 2024 filed on November 6, 2024, as amended on November 25, 2024. The results for the three months ended October 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

Pushdown Accounting

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
The Company considers events or transactions that occur after the balance sheet date but before the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For the three months ended October 31, 2024, the Company evaluated subsequent events for potential recognition and disclosure through the date these financial statements were filed.
(3)RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40). The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity's own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity's financial statements and information about events, conditions and circumstances that can affect how to assess the amount or timing of an entity's future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning in our fiscal year ending July 31, 2025, with early adoption permitted. The Company adopted ASU 2020-06 on August 1, 2024. The adoption did not have any impact on the Company's consolidated financial statements and disclosures.
Accounting Standards Issued and Not Yet Implemented

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors: (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. Early adoption is permitted. The new guidance may be applied either on a prospective or retrospective basis. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption is not expected to impact its consolidated balance sheets, or statement of operations.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for annual reporting periods beginning after December 15, 2024, with early adoption and retrospective application permitted. This guidance will be effective for the Company beginning in the fourth quarter in the fiscal year ending July 31, 2026. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption is not expected to impact its consolidated balance sheets or statement of operations.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The new guidance requires a public entity to disclose significant expenses and other segment items that are regularly reported to the chief operating decision maker ("CODM") and the nature of segment expense information used to manage operations. Additionally, it requires a public entity to disclose the title and position of the CODM. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new guidance is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This guidance will be effective for the Company beginning in the fourth quarter in the fiscal year ending July 31, 2025. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption is not expected to impact its consolidated balance sheets or statements of operations.

In August 2023, the FASB issued ASU 2023-05, Business Combinations-Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement ("ASU 2023-05"). ASU 2023-05 applies to the formation of a "joint venture" or a "corporate joint venture" and requires a joint venture to initially measure all contributions received upon its formation at fair value. The new guidance is applicable to joint venture entities with a formation date on or after January 1, 2025, on a prospective basis. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statement disclosures; however, adoption is not expected to impact its consolidated balance sheets or statement of operations.
Other new pronouncements issued but not effective until after October 31, 2024 are not expected to have a material impact on our financial condition, results of operations or liquidity.

(4)GOODWILL AND OTHER INTANGIBLE ASSETS, NET

In connection with the application of pushdown accounting, the Company recorded intangible assets for goodwill, customer relationships and tradenames. A reconciliation of the change in the carrying amount of goodwill by reportable segment is as follows:

Supply Chain
(In thousands)
Balance at July 31, 2024
Gross goodwill	$22,785
Accumulated impairments	—
Pushdown accounting adjustment(a)	(3,082)
Net goodwill	$19,703
Balance at October 31, 2024
Gross goodwill	$19,703
Accumulated impairments	—
Net goodwill	$19,703
(a)    In the fourth quarter of Fiscal Year 2024, the Company determined that the fair value of a liability that existed as of the date of the Exchange Transaction was zero. As such, the Company recorded the $3.1 million reduction of the liability as an offset to the amount of goodwill recognized in pushdown accounting.

A summary of Other intangible assets, net is as follows:

	October 31, 2024			July 31, 2024
	(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$25,000	$5,357	$19,643	$25,000	$4,464	$20,536
Trade name	10,500	—	10,500	10,500	—	10,500
Total	$35,500	$5,357	$30,143	$35,500	$4,464	$31,036

The trade name intangible asset has an indefinite useful life. Customer relationships are amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense related to intangible assets was $0.9 million for both the three months ended October 31, 2024 and 2023, respectively.

Based on gross carrying amounts at October 31, 2024, the Company's estimate of amortization expense for identifiable intangible assets for the remainder of the fiscal year ending July 31, 2025, and fiscal years 2026 through 2029 and thereafter is presented in the table below:

	Fiscal Year Ending July 31,
	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Estimated amortization expense	$2,679	$3,571	$3,571	$3,571	$3,571	$2,680

(5)INVENTORIES, NET

The table below presents the components of Inventories, net:

	October 31, 2024	July 31, 2024
	(In thousands)
Raw materials	$7,326	$5,534
Work-in-process	263	125
Finished goods	1,078	1,074
	$8,667	$6,733

(6)INVESTMENTS
The following table summarizes the Company's investments as of October 31, 2024 and July 31, 2024.

	October 31, 2024	July 31, 2024
	(In thousands)
Convertible loan note investment(a)	$—	$—
Investments in equity securities(b)	48,693	41,376
Total	$48,693	$41,376
(a)    The balance consists of the Company's investment in a convertible loan note, which matures on March 31, 2025. The Company paid 1.0 million GBP (approximately $1.2 million) to subscribe for an amount of £1.0 million (the "loan principal") of 11.0% 2025 unsecured convertible loan notes issued by the investee (the "CLN Instrument Agreement"). Contemporaneous with the execution of the CLN Instrument Agreement, the Company executed the Equity Warrant Instrument Agreement (“Warrant Agreement”), which provides the Company with the option to convert the outstanding balance into equity shares of the investee at any time before repayment of the outstanding loan principal balance. The Company elected the fair value option to account for this investment. In April 2024, the Company became aware that the investee had halted its operations while it undergoes a restructuring process. As a result, the Company determined that the fair value of the investment was zero. The Company recorded a loss of $1.2 million to Other (losses) gains, net on the condensed consolidated statements of operations during the third quarter of fiscal year 2024, which was the fair value of the investment as of January 31, 2024. As of October 31, 2024, there was no new information available that would indicate that the fair value of the convertible loan note investment had changed.
(b)    The balance consists of multiple common stock investments in public companies which are measured at fair value.
The amounts of net unrealized losses for the three months ended October 31, 2024 and 2023 that relate to equity securities still held as of October 31, 2024 and 2023, respectively, are as follows:

	Three months ended October 31,
	2024	2023
	(In thousands)
Unrealized losses recognized during the period on equity securities still held at the end of the period	$(5,480)	$(447)
Unrealized losses are recorded in Other (losses) gains, net on the condensed consolidated statements of operations.

(7)ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
The following tables reflect the components of "Accrued expenses" and "Other current liabilities".

	October 31, 2024	July 31, 2024
Accrued Expenses	(In thousands)
Accrued compensation	$6,926	$6,504
Accrued audit, tax and legal	4,073	3,909
Accrued price concessions	3,531	2,312
Accrued taxes	1,970	1,863
Accrued occupancy costs	1,830	1,803
Accrued other	3,870	5,268
Total accrued expenses	$22,200	$21,659

	October 31, 2024	July 31, 2024
Other Current Liabilities	(In thousands)
Deferred revenue - current	2,027	2,271
Other	2,831	2,152
Total other current liabilities	$4,858	$4,423
(8)LEASES
The table below presents the components of the Company's lease expense:

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Operating lease cost	$2,688	$2,546
Short-term lease expense	380	451
Sublease income	(10)	(167)
Total lease expense	$3,058	$2,830
Supplemental Cash Flow Information
Supplemental cash flow information related to the Company's leases was as follows:

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,690	$2,292
(9)DEBT
The components of debt are presented in the table below:

	October 31, 2024	July 31, 2024
	(In thousands)
Unsecured
7.50% Convertible Senior Note due September 1, 2024	$—	$12,903
Credit Facilities
Umpqua Revolver	—	—
Total debt, net	$—	$12,903
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

The SPHG Note matured on September 1, 2024 and the Company paid off the outstanding principal balance of $12.9 million plus accrued interest of $0.5 million for the SPHG Note upon its maturity. As such, the balance of the SPHG Note was zero as of October 31, 2024. As of July 31, 2024, the principal amount of the note was $12.9 million, and the fair value of the note was $12.9 million. As of May 1, 2023, or the date of the Exchange Transaction, the Company accounted for the SPHG Note under the fair value option in order to conform with Steel Holdings' basis of accounting, with changes in fair value recognized in earnings until the note matured. Refer to Note 17 - "Fair Value Measurements" for further information.

Below is a reconciliation of interest expense related to the SPHG Note to total interest expense:

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Interest expense related to contractual interest coupon on the SPHG Note	$111	$247
Total interest expense	$111	$247

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

As of October 31, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the filing of this Form 10-Q. As of October 31, 2024, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding letters of credit.
(10)CONTINGENCIES
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

On August 13, 2021, the Company, together with certain of its current and former directors of the Board, Warren Lichtenstein, Glen Kassan, William Fejes, Jr., Jack Howard, Jeffrey Fenton and Jeffrey Wald, as well as other named defendants (collectively, the “Defendants”), entered into a memorandum of understanding (the “MOU”) with Donald Reith (the “Plaintiff”) in connection with the settlement of the Reith.

Additionally, under the MOU and separate letter agreements between the Company and such individuals (the “Surrender Agreements”), Messrs. Lichtenstein, Howard and Fejes agreed to surrender to the Company an aggregate 353,571 shares that they had initially received in December 2017 in consideration for services to the Company. The surrenders and cancellations are in the following amounts: for Mr. Lichtenstein, 196,429 vested shares and 32,143 unvested shares; for Mr. Howard, 98,214 vested shares and 16,071 unvested shares; and for Mr. Fejes, 10,714 vested shares. All such shares were surrendered and subsequently cancelled. On September 23, 2022, the court ruled that it was denying approval of the terms of the MOU.

On April 8, 2024, the Company, the Defendants and Mr. Reith entered into a new memorandum of understanding contemplating the settlement of the Reith litigation.

On October 18, 2024, the Company, Plaintiff, and Defendants entered into a Stipulation and Agreement of Compromise, Settlement and Release (the “Stipulation”) to resolve the Reith litigation (the “Settlement”).

A court hearing is scheduled to consider the approval of the Settlement on December 13, 2024.

If the Settlement is approved by the Court, (i) the Defendants shall cause their insurers to make a cash payment of $6.0 million to the Company and, after deducting any Court-approved award of attorneys’ fees to Plaintiff's counsel and certain litigation expenses, the Company shall distribute the balance of the cash payment, by way of a special divided or other distribution, to the holders of the Company’s common stock pursuant to the allocation provisions set forth in the previously disclosed Stockholders Agreement dated April 30, 2023 by and among the Company, Steel Partners Holdings L.P., and other stockholders signatory thereto (the “Stockholders’ Agreement”) as amended by the Settlement; (ii) the Company will adopt certain amendments to the Stockholders’ Agreement; and (iii) the Company will adopt certain corporate governance policies and practices, including a formal review process for compensation clawbacks, enhancing the process for granting equity awards and keeping records of equity awards granted under the Company’s stock plans, further enhancing board committee independence, and reducing the materiality threshold for review of related party transactions under the Stockholders' Agreement.

The Settlement requires Court approval, and there can be no assurances that such approval will be granted. The Settlement, if approved by the Court, will cause the dismissal, with prejudice, of the Reith litigation and the release of claims against the parties to the Settlement as described in the Stipulation.

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

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Major Goods/Service Lines
Supply chain management services	$50,061	$41,005
Other	426	336
	$50,487	$41,341
Timing of Revenue Recognition
Services transferred over time	$50,487	$41,341
	$50,487	$41,341
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

The table below presents information for the Company's contract balances:

	October 31, 2024	July 31, 2024
	(In thousands)
Accounts receivable, trade, net	$34,543	$33,443
Contract assets	360	275

Deferred revenue - current	$2,027	$2,271
Deferred revenue - long-term	48	54
Total deferred revenue	$2,075	$2,325
Remaining Performance Obligations

Remaining performance obligations are comprised of deferred revenue. Changes in deferred revenue during the three months ended October 31, 2024 and October 31, 2023, were as follows:

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$2,325	$2,718
Deferral of revenue	208	301
Recognition of deferred amounts upon satisfaction of performance obligation	(458)	(371)
Balance at end of period	$2,075	$2,648
The Company expects to recognize approximately $2.0 million of the deferred revenue over the next twelve months and the remaining balance beyond that time period.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
(12)INCOME TAXES

The Company's tax provision represents the income tax expense or benefit of its consolidated subsidiaries that are taxable entities. The income tax provision fluctuates based on, among other factors, where income is earned and the level of income relative to tax attributes. The Company recorded income tax provisions of $0.8 million and $0.7 million for the three months ended October 31, 2024 and 2023, respectively. Provisions have been made for federal, state, local, and foreign income taxes on the results of operations generated by our consolidated subsidiaries that are taxable entities. Significant differences between the statutory rate and the effective tax rate include changes in deferred tax valuation allowances, the impact of international tax provisions and withholding taxes, and other permanent differences. The Company’s consolidated subsidiaries have recorded deferred tax valuation allowances to the extent that they believe it is more likely than not that the benefits of certain deferred tax assets will not be realized in future periods.
The Company operates in multiple taxing jurisdictions, both within and outside of the United States. For the three months ended October 31, 2024, the Company was profitable in certain jurisdictions, resulting in an income tax expense using enacted rates in those jurisdictions. As of both October 31, 2024 and July 31, 2024, the total amount of the liability for unrecognized tax benefits related to federal, state and foreign taxes was approximately $0.1 million.

Uncertain Tax Positions

In accordance with the Company's accounting policy, interest related to unrecognized tax benefits is included in the income tax expense line of the condensed consolidated statements of operations. As of both October 31, 2024 and July 31, 2024, the total amount of the liability for uncertain tax positions, including interest, related to federal, state and foreign taxes was approximately $0.1 million. The Company expects $0.1 million of unrecognized tax benefits and related interest to reverse in the next twelve months. The Company is subject to U.S. federal income tax and various state, local and international income taxes in numerous jurisdictions. The federal and state tax returns are generally subject to tax examinations for the tax years ended July 31, 2021 through July 31, 2024. To the extent the Company has tax attribute carryforwards, the tax year in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. In addition, a number of tax years remain subject to examination by the appropriate government agencies for certain countries in the Europe and Asia regions. In Europe, the Company's 2019 through 2024 tax years remain subject to examination in most locations, while the Company's 2018 through 2024 tax years remain subject to examination in most Asia locations.
(13)EARNINGS PER SHARE
The following table reconciles net earnings per share for the three months ended October 31, 2024 and 2023:

	Three Months Ended October 31,
	2024	2023
	(In thousands, except per share data)
Reconciliation of net income to net income attributable to common stockholders after assumed conversions:
Net income	$2,365	$4,436
Less: Preferred dividends on Series C redeemable preferred stock	(537)	(536)
Net income available to common stockholders	1,828	3,900
Less: Undistributed earnings allocated to participating securities	(1,389)	(2,970)
Net income attributable to common stockholders	$439	$930

Effect of dilutive securities:
Undistributed earnings allocated to Series E preferred stock	1,389	2,970
Net income attributable to common stockholders - assuming dilution	$1,828	$3,900

Net income per common share - basic	$0.07	$0.15

Net income per common share - diluted	$0.07	$0.15

Weighted average common shares outstanding - basic	6,256	6,199
Effect of dilutive securities:
Common stock equivalents - Restricted stock and restricted stock shares	38	57
Common stock equivalents - Series E Preferred stock	19,810	19,810
Weighted average common shares outstanding - diluted	26,104	26,066
The Company calculated basic and diluted net income per common share using the two-class method, as the Series E Convertible Preferred Stock meets the definition of a participating security. The two-class method is an allocation formula that determines net income per common share for each share of common stock and Series E Convertible Preferred Stock, a participating security, according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings (distributed and undistributed) are allocated to common shares and Series E Convertible Preferred Stock based on their respective rights to receive dividends. The holders of Series E Convertible Preferred Stock are entitled to participate equally and ratably with the holders of shares of Common Stock in all dividends or other distributions on the shares of Common Stock as if, immediately prior to each record date for payment of dividends or other distributions on the Common Stock, shares of Series E Preferred Stock then outstanding were converted into shares of Common Stock. Basic net income per common share is computed by dividing net income attributable to common stockholders for the period by the weighted average number of common shares outstanding for the period. Net income attributable to common stockholders for the period includes dividends paid to common stockholders, if any, during the period plus a proportionate share of undistributed net income allocable to common stockholders for the period; the proportionate share of undistributed net income allocable to common stockholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period. Diluted net income per common share is computed based on the weighted average number of shares of common stock outstanding during each period, plus potential common shares considered outstanding during the period, as long as the inclusion of such awards is not antidilutive. Potential common shares consist of restricted common stock (calculated based on the treasury stock method) and shares issuable upon debt or preferred stock conversion (calculated using an as-if converted method), using the more dilutive of either the two-class method or as-converted stock method.

The below details certain exclusions from the calculation of diluted net income per share for the three months ended October 31, 2024 and 2023, respectively, as their inclusion would have been antidilutive:
For the three months ended October 31, 2024, $0.5 million of Series C preferred dividends were excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the three months ended October 31, 2023, $0.2 million of interest expense, net of tax impact related to the SPHG Note, and $0.5 million of Series C preferred dividends were excluded from the numerator in the calculation of diluted net income per share as their inclusion would have been antidilutive.
For the three months ended October 31, 2024, 1.9 million common stock equivalent shares related to the Series C Preferred stock were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive. For the three months ended October 31, 2023, 2.5 million common stock equivalent shares (including those related to the SPHG Note and the Series C Preferred stock) were excluded from the denominator in the calculation of diluted net income per share as their inclusion would have been antidilutive.
(14)COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income combines net income and other comprehensive items. Other comprehensive items represent certain amounts that are reported as components of stockholders' equity in the accompanying condensed consolidated balance sheets. Accumulated other comprehensive items consist of the following:

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive loss as of July 31, 2024	$(1,099)	$(408)	$(1,507)
Foreign currency translation adjustment	383	—	383
Net current-period other comprehensive income	383	—	383
Accumulated other comprehensive loss as of October 31, 2024	$(716)	$(408)	$(1,124)

	Foreign Currency Items	Pension Items	Total
	(In thousands)
Accumulated other comprehensive (loss) income as of July 31, 2023	$(623)	$36	$(587)
Foreign currency translation adjustment	(996)	—	(996)
Net current-period other comprehensive loss	(996)	—	(996)
Accumulated other comprehensive (loss) income as of October 31, 2023	$(1,619)	$36	$(1,583)
(15)SEGMENT INFORMATION

The Company has one reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of activity related to business development to manage investments and cash, as well as costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segment. The Corporate-level balance sheet information includes cash and cash equivalents, investments, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segment.

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

Summarized financial information of the Company's continuing operations by operating segment is as follows:

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Net revenue:
Supply Chain	$50,487	$41,341
Total segment net revenue	50,487	41,341
Operating income:
Supply Chain	8,547	2,675
Corporate-level activity	(2,046)	(870)
Total operating income	6,501	1,805
Total other (expense) income, net	(3,319)	3,302
Income before income taxes	$3,182	$5,107

	October 31, 2024	July 31, 2024
	(In thousands)
Total assets:
Supply Chain	$160,085	$149,198
Corporate	316,673	336,430
Total assets	$476,758	$485,628
Summarized financial information of the Company's capital expenditures and depreciation expense for the Supply Chain reportable segment is as follows:

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Capital expenditures	$581	$552
Depreciation expense	$606	$435
Summarized financial information of the Company's net revenue by geographic location is as follows:

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Mainland China	$17,169	$14,384
United States	10,687	15,197
Netherlands	6,684	5,298
Singapore	5,718	1,460
Czech Republic	4,589	2,630
Malaysia	2,883	—
Other	2,757	2,372
Total consolidated net revenue	$50,487	$41,341
(16)RELATED PARTY TRANSACTIONS
As of October 31, 2024, the Steel Partners Group beneficially owned approximately 91.0% of our outstanding capital stock, including the if-converted shares of Series C Convertible Preferred Stock and Series E Convertible Preferred Stock that vote on an as-converted basis together with our common stock. Warren G. Lichtenstein, our Interim Chief Executive Officer and

the Executive Chairman of our Board, is also the Executive Chairman of Steel Holdings GP. Glen Kassan, one of our Directors and our former Chief Administrative Officer, was an employee of Steel Services until October 2024. Jack L. Howard, the President and a director of Steel Holdings GP, is also a director. Joseph Martin, one of our directors, is the Chief Administrative Officer and Chief Legal Officer of Steel Holdings. Ryan O'Herrin, our Chief Financial Officer, is the Chief Financial Officer of Steel Holdings.
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
During the three months ended October 31, 2024 and 2023, the Company recognized interest expense of $0.1 million and $0.2 million, respectively, associated with the SPHG Note.
The SPHG Note matured on September 1, 2024 and the Company paid off the outstanding principal balance of $12.9 million plus accrued interest of $0.5 million for the SPHG Note upon its maturity. Refer to Note 9 - "Debt" for further details.
Series C Preferred Stock Transaction
On December 15, 2017, the Company entered into a Preferred Stock Purchase Agreement with SPHG Holdings, pursuant to which the Company issued 35,000 shares of the Company's newly created Series C Convertible Preferred Stock to SPHG Holdings at a price of $1,000 per share, for an aggregate purchase consideration of $35.0 million. The terms, rights, obligations and preferences of the Series C Convertible Preferred Stock are set forth in the Series C Certificate of Designations, which has been filed with the Secretary of State of the State of Delaware. During each of the three months ended October 31, 2024 and 2023, the Company paid dividends of $0.5 million associated with the Series C Convertible Preferred Stock.
On or after December 15, 2022, each holder of Series C Convertible Preferred Stock can also require the Company to redeem its Series C Convertible Preferred Stock in cash at a price equal to the Liquidation Preference (as defined in Series C Certificate of Designations).
Series E Preferred Stock Transaction
On May 1, 2023, the Company and Steel Holdings executed a series of agreements in which the Steel Partners Group agreed to transfer certain marketable securities held by the Steel Partners Group to Steel Connect in exchange for 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock”, and, such transfer the “Transfer and Exchange Agreement”). On June 6, 2023, the Steel Connect stockholders approved the rights of the Series E Preferred Stock to vote and receive dividends together with the Common Stock on an as-converted basis and the issuance of the Company's common stock ("Common Stock") upon conversion of the Series E Preferred Stock by the holders at their option, pursuant to the rules and regulations of Nasdaq. The Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of Common Stock, and votes together with the holders of Common Stock and participates in any dividends paid on the Common Stock, in each case on an as-converted basis.
The terms, rights, obligations and preferences of the Series E Convertible Preferred Stock are set forth in a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (the “Series E Certificate of Designations”).
Stockholders' Agreement

Concurrently with the execution of the Transfer and Exchange Agreement, the Company, Steel Holdings, Steel Excel, WebFinancial, WHX CS, LLC, WF Asset Corp., Steel Partners Ltd., Warren G. Lichtenstein and Jack L. Howard (together, the "SP Investors") entered into a Stockholders' Agreement dated as of April 30, 2023 (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement, the parties agreed to implement various corporate governance requirements, including requirements relating to the size of the Board and the composition of the Company's Audit Committee and the approval of certain transactions, as discussed below.

The Stockholders' Agreement provides that (a) prior to September 1, 2025 the prior approval of the Independent Audit Committee or the Disinterested Audit Committee (each as defined in the Stockholders' Agreement), as applicable, is required for the following: (i) a voluntary delisting of the common stock from the applicable stock exchange or a transaction (including a merger, recapitalization, stock split or otherwise) which results in the delisting of the common stock, Steel Connect ceasing to be an SEC reporting company, or Steel Connect filing a Form 25 or Form 15 or any similar form with the SEC; (ii) an amendment to the terms of the STCN Management Services Agreement (as defined below); and (iii) any related party transaction between Steel Connect and the SP Investors and their subsidiaries and affiliates; (b) prior to September 1, 2028, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required for the Board to approve a going private transaction pursuant to which Steel Holdings or its subsidiaries or affiliates acquires the outstanding shares of common stock they do not own (or any alternative transaction that would have the same impact); and (c) until the Final Sunset Date, the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable, is required (i) for the Board to approve a short-form or squeeze-out merger between Steel Connect and the SP Investors; or (ii) prior to any transfer of equity interests in Steel Connect by the members of the SP Group (as defined in the Stockholders' Agreement) if such transfers would result in 80% of the voting power and value of the equity interests in Steel Connect that are held by the members of the SP Group being held by one corporate entity.

Currently, the Stockholders' Agreement also provides that 70% of the net proceeds received by the Company upon resolution of the Reith litigation will be distributed to the Company’s stockholders with the SP Investors and the directors and officers of the Company agreeing to waive their portion of any such distribution to the extent of any shares of common stock held as of the date of the Stockholders’ Agreement or issuable upon conversion of the Series E Convertible Preferred Stock held by the SP Investors and the Series C Convertible Preferred Stock of Steel Connect, and the SPHG Note. Any amendment to the Stockholders’ Agreement by the Company prior to the date that any person or group of related persons owns 100% of the equity securities of the Company requires the prior approval of the Independent Audit Committee or the Disinterested Audit Committee, as applicable. As described in Note 10 - "Commitments and Contingencies", if the Settlement is approved, the Company will make certain changes to the Stockholders’ Agreement as described above, including that 100% of the net proceeds received by the Company upon resolution of the Reith litigation will be distributed to the Company's stockholders.
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

Total expenses incurred related to the management services agreements for the three months ended October 31, 2024 and 2023, respectively, are below and are recorded within the consolidated statements of operations to Selling, general and administrative expense:

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Management services agreement expenses	$656	$617

As of October 31, 2024 and July 31, 2024, amounts due to Steel Services were $26.9 thousand and $0.1 million, respectively and are recorded within the consolidated balance sheets as a component of Accounts payable.

ModusLink Employee Stock Awards

On May 14, 2024, the Company agreed to reimburse Steel Holdings for the issuance by Steel Holdings of restricted limited partnership units to certain ModusLink employees.

Total expenses incurred related to the ModusLink Stock Awards were $21.9 thousand for the three months ended October 31, 2024. The ModusLink Employee Stock Awards agreement was effective beginning May 14, 2024, and as such, there was no related expenses for the three months ended October 31, 2023. As of October 31, 2024, there were no amounts due to Steel Services. As of July 31, 2024, amounts due to Steel Services were $0.2 million, respectively, and were recorded within the consolidated balance sheets as a component of Accounts payable.

Air Travel

The Company reimburses SP General Services, LLC (an affiliate of Steel Holdings), rather than Steel Services, for expenses for business-related air travel, which relates to services provided to the Company by Warren G. Lichtenstein as Interim Chief Executive Officer as well as certain of the Company’s executive officers whose services are provided to the Company under the STCN Management Services Agreement or the ModusLink Management Services Agreement. For the three months ended October 31, 2024, SP General Services, LLC incurred $0.1 million in expenses for business-related air travel. There were no reportable expenses incurred by SP General Services, LLC for business-related air travel for the three months ended October 31, 2023. As of October 31, 2024 and July 31, 2024, amounts due to SP General Services, LLC were $1.0 million and $1.6 million, respectively.

Going Private Transaction

On November 27, 2024, the Audit Committee of the Board approved a short-form merger (the “Short-Form Merger”) with Steel Holdings in accordance with the terms of the Stockholders’ Agreement. No approval is required by the Board or the Company's minority stockholders. Steel Holdings has no obligation to consummate the Short-Form Merger. If Steel Holdings determined to proceed with the Short-Form Merger, Steel Holdings, which, together with its affiliates, owns greater than 90% of the outstanding common stock of Steel Connect, intends to acquire the remaining shares of Common Stock that it does not currently own for $11.45 per share in cash. In addition, if, prior to the effective time of the Short-Form Merger, Steel Connect has not distributed to stockholders proceeds, if any, from the Settlement of the Reith litigation, holders of Common Stock (other than shares held by officers and directors of Steel Connect and certain shares held by Steel Holdings and its affiliates) will receive a contingent value right to receive their pro rata share of the net settlement proceeds, if any, as described in a contingent value right agreement.

If the Short-Form Merger is consummated, the Common Stock will cease to be quoted on the NASDAQ Stock Market and will be eligible for deregistration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(17)FAIR VALUE MEASUREMENTS
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables present the Company's financial assets and liability measured at fair value on a recurring basis as of October 31, 2024 and July 31, 2024, classified by fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
	October 31, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$215,990	$215,990	$—	$—
Convertible loan note investment	—	—	—	—
Investments in equity securities	48,693	48,693	—	—

		Fair Value Measurements at Reporting Date Using
	July 31, 2024	Level 1	Level 2	Level 3
	(In thousands)
Assets:
Money market funds	$235,221	$235,221	$—	$—
Convertible loan note investment	—	—	—	—
Investments in equity securities	41,376	41,376	—	—

Liabilities:
SPHG Note	$12,903	$—	$—	$12,903
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
Following is a summary of changes in financial assets and liabilities measured using Level 3 inputs:

(In thousands)	SPHG Note	Convertible Loan Note Investment
Balance as of July 31, 2024	$12,903	$—
Purchases	—	—
Change in fair value(a)	—	—
Paydown of SPHG Note at maturity	(12,903)	—
Balance as of October 31, 2024	$—	$—

Balance as of July 31, 2023	$12,461	$—
Purchases	—	1,227
Change in fair value(a)	(134)	—
Balance as of October 31, 2023	$12,327	$1,227
(a) Unrealized gains and losses as a result of changes in fair value are recorded in Other (losses) gains, net within the condensed consolidated statements of operations.
Valuation Techniques
Included in cash and cash equivalents in the accompanying consolidated balance sheets are money market funds. These are valued at quoted market prices in active markets.
The Company uses quoted market prices to determine the fair value of investments in equity securities with readily determinable fair value.
In conjunction with the application of pushdown accounting, the Company began measuring the fair value of the SPHG Note on a recurring basis. Refer to Note 9 - "Debt" for further details. Prior to maturity, the Company estimated the fair value of the SPHG Note using a Binomial Lattice Model. The Company recognized $0.1 million in unrealized gains in Other gains, net within the condensed consolidated statements of operations for the three months ended October 31, 2023 as a result of the fair value measurement performed. As discussed previously, the SPHG Note matured on September 1, 2024, and the Company paid off the outstanding principal and accrued interest for the SPHG Note upon its maturity. As such, the balance of the SPHG Note as of October 31, 2024 is zero, and there were no unrealized gains or losses recorded to the condensed consolidated statement of operations for the three months ended October 31, 2024.
As discussed in Note 6 - "Investments", the Company elected the fair value option to account for their convertible loan note investment. In April 2024, the Company determined that the fair value of the investment is zero. As such, the Company recorded a loss of $1.2 million to the condensed consolidated statement of operations during the third quarter of fiscal year 2024. As of October 31, 2024, there was no new information available that would indicate that the fair value of the convertible loan note investment had changed. The Company believed the cost basis of the investment purchased in October 2023 approximated its fair value as of October 31, 2023. As such, there were no unrealized gains or losses recorded to the consolidated statement of operations for the three months ended October 31, 2023.

(18)SUPPLEMENTAL CASH FLOW INFORMATION
A summary of supplemental cash flow information for the three months ended October 31, 2024 and 2023 is presented in the following table:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Cash paid during the period for:
Interest	$496	$519
Income taxes	$185	$327
(19)SUBSEQUENT EVENTS

On November 27, 2024, the Audit Committee of the Board approved a short-form merger (the “Short-Form Merger”) with Steel Holdings in accordance with the terms of the Stockholders’ Agreement. No approval is required by the Board or the Company's minority stockholders. Steel Holdings has no obligation to consummate the Short-Form Merger. If Steel Holdings determined to proceed with the Short-Form Merger, Steel Holdings, which, together with its affiliates, owns greater than 90% of the outstanding common stock of Steel Connect, intends to acquire the remaining shares of Common Stock that it does not currently own for $11.45 per share in cash. In addition, if, prior to the effective time of the Short-Form Merger, Steel Connect has not distributed to stockholders proceeds, if any, from the Settlement of the Reith litigation, holders of Common Stock (other than shares held by officers and directors of Steel Connect and certain shares held by Steel Holdings and its affiliates) will receive a contingent value right to receive their pro rata share of the net settlement proceeds, if any, as described in a contingent value right agreement.

If the Short-Form Merger is consummated, the Common Stock will cease to be quoted on the NASDAQ Stock Market and will be eligible for deregistration under the Exchange Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements, including, but not limited to, statements regarding the Company’s intent, belief or current expectations with respect to (i) competition and trends in the markets in which the Company operates, (ii) the Company’s liquidity and financial condition, including revenues, (iii) the impact of legal claims and related contingencies, (iv) expectations and estimates regarding certain tax and accounting matters, including the impact on our financial statements, and (v) the Short-Form Merger and the Reith CVRs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those risks discussed elsewhere in this Quarterly Report on Form 10-Q and the risks discussed in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (the "SEC") on November 6, 2024, and other subsequent reports filed with or furnished to the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, except as required by law.
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

Steel Partners and Steel Connect Exchange Transaction

On April 30, 2023, Steel Partners Holdings L.P., (“Steel Holdings”) and the Company executed a series of agreements in which Steel Holdings and certain of its affiliates (the “Steel Partners Group”) agreed to transfer certain marketable securities held by the Steel Partners Group to the Company in exchange for 3.5 million shares of Series E Convertible Preferred Stock of the Company (the “Series E Convertible Preferred Stock”, and, such transfer and related transactions, the “Exchange Transaction”). The Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of the Company's common stock, par value $0.01 per share (the “common stock” or “Common Stock”), and votes together with the Company's common stock and participate in any dividends paid on the Company's common stock, in each case on an as-converted basis. Steel Holdings, together with its affiliates, owns greater than 90% of the outstanding common stock of Steel Connect. The Exchange Transaction closed on May 1, 2023, which is the date that the consideration was exchanged between Steel Holdings and the Company. Refer to Note 1 - "Nature of Operations" to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Going Private Transaction

On November 27, 2024, the Audit Committee of the Board approved a short-form merger (the “Short-Form Merger”) with Steel Holdings in accordance with the terms of the Stockholders’ Agreement. No approval is required by the Board or the Company’s minority stockholders. Steel Holdings has no obligation to consummate the Short-Form Merger. If Steel Holdings determined to proceed with the Short-Form Merger, Steel Holdings, which, together with its affiliates, owns greater than 90% of the outstanding common stock of Steel Connect, intends to acquire the remaining shares of Common Stock that it does not currently own for $11.45 in cash. In addition, if, prior to the effective time of the Short-Form Merger, Steel Connect has not distributed to stockholders proceeds, if any, from the Settlement of the Reith litigation, holders of Common Stock (other than shares held by officers and directors of Steel Connect and certain shares held by Steel Holdings and its affiliates) will receive a contingent value right to receive their pro rata share of the net settlement proceeds, if any, as described in a contingent value right agreement.

If the Short-Form Merger is consummated, the Common Stock will cease to be quoted on the NASDAQ Stock Market and will be eligible for deregistration under the Exchange Act.

Pushdown Accounting

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
Customers
Historically, a limited number of key clients have accounted for a significant percentage of the Company's revenue. For the three months ended October 31, 2024 and 2023, the Company's ten largest clients accounted for approximately 85.5% and 78.6% of consolidated net revenue, respectively. Two clients accounted for 43.1% and 14.3% of the Company's consolidated net revenue for three months ended October 31, 2024. Two clients accounted for 32.4% and 18.5% of the Company's consolidated net revenue for three months ended October 31, 2023. No other clients accounted for more than 10.0% of the Company's consolidated net revenue for the three months ended October 31, 2024 or 2023.
Two clients accounted for greater than 10.0% of the Company's consolidated net accounts receivables as of October 31, 2024. The first and second client accounted for approximately 43.7% and 14.0%, respectively, of the Company's consolidated net accounts receivable balance as of October 31, 2024. Two clients accounted for greater than 10% of the Company's consolidated net accounts receivables as of July 31, 2024. The first and second client accounted for approximately 41% and 15%, respectively, of the Company's consolidated net accounts receivable balance as of July 31, 2024. No other customers accounted for greater than 10% of consolidated net accounts receivable in these periods.
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
Basis of Presentation
The Company has one operating segment which is the same as its reportable segment: Supply Chain. The Company also has Corporate-level activity, which consists primarily of activity related to business development to manage investments and cash, as well as costs associated with certain corporate administrative functions such as legal, finance and share-based compensation, which are not allocated to the Company's reportable segment. The Corporate-level balance sheet information includes cash and cash equivalents, investments, debt and other assets and liabilities which are not identifiable to the operations of the Company's operating segment.
Results of Operations
The following summarizes the consolidated results of operations for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023. Fluctuations in foreign currency exchange rates had an insignificant impact on the results for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023.

	Three Months Ended October 31,
	(unaudited in thousands)
	2024	2023	$ Change[1]	% Change[1]
Net revenue	$50,487	$41,341	9,146	22.1%
Cost of revenue	(33,251)	(29,866)	(3,385)	(11.3)%
Gross profit	17,236	11,475	5,761	50.2%
Gross profit percentage	34.1%	27.8%	—	630	bpts
Selling, general and administrative	(9,842)	(8,795)	(1,047)	(11.9)%
Amortization	(893)	(875)	(18)	(2.1)%
Interest expense, net	(111)	(247)	136	55.1%
Other (losses) gains, net (including interest income)	(3,208)	3,549	(6,757)	(190.4)%
Income before income taxes	3,182	5,107	(1,925)	(37.7)%
Income tax expense	(817)	(671)	(146)	(21.8)%
Net income	$2,365	$4,436	$(2,071)	(46.7)%
1 Favorable (unfavorable) change
Three months ended October 31, 2024 compared to the three months ended October 31, 2023

Net Revenue:
During the three months ended October 31, 2024, net revenue increased by approximately $9.1 million. The increase in net revenue was primarily driven by favorable sales mix and higher volumes associated with clients in the computing and consumer electronics markets.

Cost of Revenue:

Cost of revenue consists primarily of expenses related to the cost of materials purchased in connection with the provision of supply chain management services as well as costs for salaries and benefits, contract labor, consulting, fulfillment and shipping, and applicable facilities costs. Cost of revenue increased $3.4 million for the three months ended October 31, 2024, as compared to the same period in the prior year, primarily due to an increase of materials procured on behalf of the Company's clients of $2.3 million, as well as an increase in labor costs as a result of higher revenue.

Gross Profit:

Gross profit increased by approximately $5.8 million for the three months ended October 31, 2024 as compared to the same period in the prior year, and the gross profit percentage for the three months ended October 31, 2024 increased 630 basis points to 34.1% from 27.8% for the three months ended October 31, 2023, primarily due to higher revenue as a result of favorable sales mix associated with clients in the computing and consumer electronics markets.

Selling, General and Administrative Expenses:

Selling, general and administrative ("SG&A") expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, information technology expenses, travel expenses, facilities costs, consulting fees, fees for professional services, depreciation expense, marketing expenses, share-based compensation expense, transaction costs, restructuring and public reporting costs. SG&A expenses during the three months ended October 31, 2024 increased by approximately $1.0 million as compared to the same period in the prior year, primarily due to an increase in Corporate-level activity. Corporate-level activity increased by $1.2 million, primarily due to an increase in legal and other professional fees, as well as an increase in management fees incurred under Amendment No. 2 to the STCN Management Services Agreement, which was effective January 1, 2024.
Amortization Expense:

The Company's customer relationships finite-lived intangible asset is amortized on a straight-line basis over an estimated useful life of seven years. Amortization expense remained relatively flat for the three months ended October 31, 2024 as compared to the same period in the prior year.
Interest Expense:
Total interest expense during the three months ended October 31, 2024 decreased $0.1 million as compared to the same period in the prior year, primarily due to the maturity of the SPHG Note on September 1, 2024. The Company paid off the remaining principal balance plus accrued interest on the SPHG Note on September 3, 2024.
Other (Losses) Gains, Net (including Interest Income):
Other (losses) gains, net are primarily composed of investment gains (losses), foreign exchange gains (losses), interest income, and sublease income.
The Company recorded $3.2 million in net losses for the three months ended October 31, 2024, primarily due to $5.5 million net unrealized losses on investments in equity securities, partially offset by $2.8 million in interest income.
The Company recorded $3.5 million in net gains for the three months ended October 31, 2023, primarily due to: (1) $3.2 million interest income (2) $0.4 million foreign exchange net gains, and (3) $0.2 million sublease income, offset partially by $0.4 million net unrealized losses on investments in equity securities.
Income Tax Expense:

During the three months ended October 31, 2024, the Company recorded income tax expense of approximately $0.8 million as compared to $0.7 million for the same period in the prior fiscal year. The increase in income tax expense is primarily due to higher taxable income in foreign jurisdictions, as compared to the prior year period.
Net Income:

Net income for the three months ended October 31, 2024 decreased $2.1 million, as compared to the same period in the prior year. The decrease in net income is primarily due to the $6.8 million unfavorable change in Other (losses) gains, net (including interest income) for the three months ended October 31, 2024 as compared to the same period in the prior year. Refer to above explanations for further details.
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
The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, debt obligations and working capital for at least the next twelve months from the date of filing this Form 10-Q. As of October 31, 2024, these resources include cash and cash equivalents and ModusLink's borrowing capacity under its credit agreement with Umpqua Bank (the “Umpqua Revolver”), as lender and as agent. The Umpqua Revolver provides for a maximum credit commitment of $12.5 million and a sublimit of $5.0 million for letters of credit. On May 1, 2024, ModusLink, entered into a Second Amendment to the Umpqua Revolver (the “Second Amendment”). Among other things, the Second Amendment (i) extended the maturity date with respect to revolving loans from March 31, 2025 to March 31, 2026, (ii) removed certain adjustments in the definition of “Adjusted EBITDA” as set forth in the Umpqua Revolver, (iii) increased the minimum Adjusted Tangible Net Worth (as defined in the credit agreement) and (iv) removed certain caps and conditions on ModusLink’s ability to pay dividends. There was no balance outstanding on the Umpqua Revolver as of October 31, 2024. See Note 9 - "Debt" for further details regarding the Umpqua Revolver.

Upon a redemption request by the holder of the Preferred Stock (as discussed in Note 16 - "Related Party Transactions" and in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024), the Parent believes it is probable that it has access to adequate resources, including cash on hand and potential dividends from ModusLink, to pay the redemption price and continue its operations for the next twelve months from the date of filing this Form 10-Q.
The following table summarizes our liquidity:

October 31, 2024
(In thousands)
Cash and cash equivalents	$233,927
Readily available borrowing capacity under Umpqua Revolver	11,890
$245,817
Consolidated working capital was $217.0 million as of October 31, 2024, as compared to $220.8 million at July 31, 2024. Included in working capital were cash and cash equivalents of $233.9 million as of October 31, 2024 and $248.6 million at July 31, 2024. Sources and uses of cash for the three months ended October 31, 2024, as compared to the same period in the prior year, are as follows:

	Three Months Ended October 31,
	2024	2023
	(In thousands)
Net cash provided by operating activities	$11,990	$6,583
Net cash (used in) provided by investing activities	$(13,377)	$150,084
Net cash used in financing activities	$(13,477)	$(536)
Operating Activities: We generated cash of $12.0 million from operating activities during the three months ended October 31, 2024, an increase of $5.4 million compared with $6.6 million provided by operating activities during the three months ended October 31, 2023, primarily due to favorable changes of $6.8 million related to non-cash adjustments to net income. The Company's future cash flows related to operating activities are dependent on several factors, including profitability, accounts receivable collections, effective inventory management practices and optimization of the credit terms of certain vendors of the Company, and overall performance of the technology sector impacting the Supply Chain segment.
Investing Activities: Net cash used in investing activities was $13.4 million during the three months ended October 31, 2024 as compared to net cash provided by investing activities of $150.1 million during the three months ended October 31, 2023. The cash outflow for the three months ended October 31, 2024 was primarily due to $12.8 million purchases of investments, as well as $0.6 million in capital expenditures. The cash inflow for the three months ended October 31, 2023 was primarily driven by the $154.5 million cash receipt in August 2023 for the remaining proceeds receivable from the disposition of the Aerojet shares in fiscal 2023, offset partially by $0.6 million in capital expenditures.
Financing Activities: Net cash used in financing activities was $13.5 million during the three months ended October 31, 2024, driven by the payment of the $12.9 million remaining principal balance on the SPHG Note, as well as $0.5 million for the payment of dividends on the Series C Convertible Preferred Stock. Net cash used in financing activities was $0.5 million for the three months ended October 31, 2023 for the payment of dividends on the Series C Convertible Preferred Stock.
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
The SPHG Note matured on September 1, 2024, and the Company paid off the outstanding principal and accrued interest for the SPHG Note upon its maturity. As such, the balance of the SPHG Note was zero as of October 31, 2024. As of July 31, 2024, outstanding debt consisted of the $12.9 million SPHG Note due September 1, 2024 and the fair value of the SPHG Note was $12.9 million.

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
As of October 31, 2024, ModusLink was in compliance with the Umpqua Revolver's covenants, and believes it will remain in compliance with the Umpqua Revolver’s covenants for the next twelve months from the date of filing this Form 10-Q. As of October 31, 2024, ModusLink had available borrowing capacity of $11.9 million and there was $0.6 million outstanding letters of credit.
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

Under the Series C Certificate of Designations, each share of Series C Convertible Preferred Stock can be converted into shares of the Company's common stock at an initial conversion price equal to $18.29 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction. Holders of the Series C Convertible Preferred Stock will also receive dividends at 6% per annum payable, at the Company's option, in cash or common stock. If at any time the closing bid price of the Company's common stock exceeds 170% of the conversion price for at least five consecutive trading days (subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction), the Company has the right to require each holder of Series C Convertible Preferred Stock to convert all, or any whole number, of shares of the Series C Convertible Preferred Stock into common stock.

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

Series E Preferred Stock

On May 1, 2023, the Company and Steel Holdings executed a series of agreements in which the Steel Partners Group agreed to transfer certain marketable securities held by the Steel Partners Group to Steel Connect in exchange for 3.5 million shares of Series E Convertible Preferred Stock of Steel Connect (the “Series E Convertible Preferred Stock”, and, such transfer the “Transfer and Exchange Agreement”). Following the approval by the Company's stockholders at the special stockholders' meeting held on June 6, 2023 pursuant to NASDAQ Marketplace Rules (the “Stockholder Approval”), the Series E Convertible Preferred Stock is convertible into an aggregate of 19.8 million shares of Common Stock, and will vote together with the Common Stock and participate in any dividends paid on the Common Stock, in each case on an as-converted basis.

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
Critical Accounting Estimates Update
During the three months ended October 31, 2024, there were no significant changes to the items that the Company disclosed as the Company's critical accounting policies and estimates in the "Critical Accounting Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

The Company's Condensed Consolidated Financial Statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the financial statements. The critical accounting policies and estimates that the Company believes are most critical to the portrayal of the Company's financial condition and results of operations are reported in the "Critical Accounting Estimates" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Consistent with the rules applicable to "Smaller Reporting Companies," the Company has omitted information required by this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. "Disclosure controls and procedures" means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Based upon that evaluation, management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls were effective as of October 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

The information set forth under Note 10 - "Contingencies" to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Quarterly Report on Form 10-Q, is incorporated herein by reference. For an additional discussion of certain risks associated with legal proceedings, also see Part I, Item 1A, Risk Factors, of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
a.None.
b.Not applicable.
c.None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Insider trading arrangements and policies
During the three months ended October 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Certification of the Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Certification of the Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from Steel Connect, Inc.'s Quarterly Report Form 10-Q for the quarter ended October 31, 2024 formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets as of October 31, 2024 and July 31, 2024, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 2024 and 2023, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended October 31, 2024 and 2023, (iv) Unaudited Condensed Consolidated Statements of Stockholders' Equity for the three months ended October 31, 2024 and 2023, (v) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2024 and 2023 and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
±    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEEL CONNECT, INC.

Date: December 12, 2024	By:	/S/ RYAN O'HERRIN
Ryan O'Herrin
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)